Form 10-Q
period 1995-03-31
COMPUTER TASK GROUP INC
filed 1995-05-12
CIK 23111

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995



                        Commission file number    1-9410
                                               -----------

                       COMPUTER TASK GROUP, INCORPORATED
- ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         New York                                         16-0912632
- ----------------------------               -----------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)


800 Delaware Avenue, Buffalo, New York                      14209
- --------------------------------------         -------------------------------
(Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code (716) 882-8000


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       Yes    X              No
                           -------              -------

                 Number of shares of common stock outstanding:

                                                      Shares outstanding
       Title of each class                             at March 31, 1995
       -------------------                            ------------------

     Common stock, par value
          $.01 per share                                   10,012,926



                        PART I.   FINANCIAL INFORMATION
                        -------------------------------

ITEM 1.                      FINANCIAL STATEMENTS

                       COMPUTER TASK GROUP, INCORPORATED
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                         Quarter Ended
                                  March 31,             April 1,
                                    1995                  1994
                                 ----------            ----------
                                    (Amounts in thousands
                                    except per share data)

Revenue                           $  82,226             $  77,006

Direct costs                         60,325                55,750

Selling, general and
  administrative expenses            18,960                19,081
                                  ---------             ---------

Operating income                      2,941                 2,175

Interest and other income               127                   277

Interest and other expense              410                   224
                                  ---------             ---------

Income before income taxes            2,658                 2,228

Provision for income taxes            1,064                   980
                                  ---------             ---------

Net income                        $   1,594             $   1,248
                                  =========             =========

Net income per share              $    0.19             $    0.12
                                  =========             =========

Weighted average shares outstanding   8,473                10,643




The accompanying notes are an integral part of these financial statements.



                       COMPUTER TASK GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                                                                 March 31,   December 31,
                                                                   1995         1994
                                                                ----------  --------------
                                                                              (Audited)
                                                                  (Amounts in thousands)
Current Assets:
  Cash and temporary cash investments                             $  3,823     $  5,112
  Accounts receivable, net of allowance for doubtful accounts       72,693       55,373
  Prepaids and other                                                 3,111        2,004
  Deferred income taxes                                              2,418        2,809
  Income taxes receivable                                                -        2,895
                                                                  --------     --------
        Total Current Assets                                        82,045       68,193

Property and equipment, net of
  accumulated depreciation and amortization                         17,120       17,790
Acquired intangibles, net of accumulated amortization                6,436        6,267
Deferred income taxes                                                2,270        2,345
Other assets                                                           840          895
                                                                  --------     --------
        Total Assets                                              $108,711     $ 95,490
                                                                  ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current portion of long-term debt                             $  2,296     $  2,296
    Accounts payable                                                 9,076        9,287
    Accrued compensation                                            13,336        5,999
    Short-term borrowings                                            6,700        4,500
    Income taxes payable                                             1,585            -
    Advance billings on contracts                                    3,004        1,717
    Other current liabilities                                        4,672        5,547
                                                                  --------     --------
        Total Current Liabilities                                   40,669       29,346

Long-term debt                                                       5,574        6,114
Deferred compensation benefits                                       6,807        6,626
Other long-term liabilities                                          2,649        2,746
                                                                  --------     --------
        Total Liabilities                                           55,699       44,832

Shareholders' Equity:
    Common stock, par value $.01 per share                             127          127
    Capital in excess of par value                                  87,542       87,327
    Retained earnings                                                7,328        5,734
    Foreign currency adjustment                                     (1,966)      (2,441)
    Less:  Treasury stock, at cost                                 (24,413)     (24,413)
    Less:  Loans to employees                                         (495)        (557)
    Less:  Stock Employee Compensation Trust                       (14,881)     (14,881)
    Less:  Minimum pension liability adjustment                       (230)        (238)
                                                                  --------     --------
        Total Shareholders' Equity                                  53,012       50,658
                                                                  --------     --------

        Total Liabilities and Shareholders' Equity                $108,711     $ 95,490
                                                                  ========     ========

The accompanying notes are an integral part of these financial statements.


                       COMPUTER TASK GROUP, INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                                                             Quarter Ended
                                                                        March 31,      April 1,
                                                                         1995           1994
                                                                        ---------     ---------
                                                                         (Amounts in thousands)
Cash flows from operating activities:
  Net income                                                              $ 1,594       $ 1,248
    Adjustments:
      Depreciation and amortization expense                                 1,569         1,315
      Realized and unrealized net gain on securities                            -           (89)
      Deferred compensation expense                                           133           306
      Changes in assets and liabilities:
       Increase in accounts receivable                                    (16,722)       (2,043)
       Increase in prepaids and other                                        (957)         (794)
       Decrease in deferred income taxes                                      466           275
       Increase (decrease) in income taxes receivable/payable               4,498           (78)
       Decrease in other assets                                                62            61
       Decrease in accounts payable                                          (532)         (273)
       Increase in accrued compensation                                     7,128         5,386
       Increase in advance billings on contracts                            1,287           499
       Increase (decrease) in other current liabilities                    (1,123)          958
       Decrease in other long term liabilities                                (41)         (409)
                                                                         -------       -------
Net cash (used in) provided by operating activities                        (2,638)        6,362

Cash flows from investing activities:
  Additions to property and equipment                                        (579)       (1,019)
  Purchases of marketable securities                                            -        (1,026)
  Proceeds from sales of marketable securities                                  -         4,567
                                                                          -------       -------
Net cash (used in) provided by investing activities                          (579)        2,522

Cash flows from financing activities:
  Net increase  in short-term borrowings                                    2,200           443
  Principal payments on long-term debt                                       (540)         (545)
  Proceeds from Employee Stock Purchase Plan                                   86           316
  Purchase of treasury stock                                                    -        (3,515)
  Proceeds from other stock plans                                             190            50
                                                                          -------       -------
Net cash (used in) provided by financing activities                         1,936        (3,251)

Effect of exchange rate changes on cash and temporary cash investments         (8)          (30)
                                                                          -------       -------
Net (decrease) increase in cash and temporary cash investments             (1,289)        5,603
Cash and temporary cash investments at beginning of year                    5,112         5,355
                                                                          -------       -------
Cash and temporary cash investments at end of quarter                     $ 3,823       $10,958
                                                                          =======       =======



The accompanying notes are an integral part of these financial statements.

                                       4

                       COMPUTER TASK GROUP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)





1.     Financial Statements

       The consolidated financial statements included herein reflect, in the opinion of the management of Computer Task Group, Incorporated (the Company), all normal recurring adjustments necessary to present fairly the financial position, results of operations and of cash flows for the periods presented.

2.     Basis of Presentation

       The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. Management believes that the information and disclosures provided herein are adequate to present fairly the financial position, results of operations and of cash flows of the Company. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the SEC.

       Certain amounts in the prior year's consolidated statements of income and of cash flows have been reclassified to conform with the current year presentation.

        Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1995





Results of Operations
- ---------------------

The Company reported first quarter revenues of $82.2 million, the highest quarterly revenues in its history, and net income of $1.6 million, an increase of 28 percent over 1994 first quarter net income of $1.2 million.

First quarter 1995 revenue was 7 percent or $5.2 million greater than first quarter 1994 revenue of $77.0 million. Included in first quarter 1994 revenue is $7.6 million of revenue from businesses that were sold during the second half of 1994. Revenue from ongoing operations increased $12.8 million or 18 percent over the comparable period in 1994. The majority of the increase is from North American operations. The North American increase is primarily attributable to an increase in billable staff. The Company's billable staff increased 21 percent from the first quarter of 1994 to the first quarter of 1995, and increased by 124 or 3.4 percent from the end of 1994 to the end of the first quarter. European revenue increased by $1.9 million or 30 percent. In local currency, European revenue increased 22 percent in the Netherlands, 17 percent in Belgium and 7 percent in the United Kingdom, which accounts for approximately $1.1 million of the increase. The remaining $.8 million of the increase is due to foreign exchange as the U. S. dollar weakened against other currencies in the first quarter. IBM continues to be the Company's largest customer, accounting for $16.8 million or 22.7 percent of first quarter revenue. Revenue from IBM accounted for 24.4 percent of first quarter 1994 revenue. It is the Company's goal to increase annual revenue by 10 percent in 1995 as compared to 1994 revenue from ongoing operations and the results in the first quarter are in line with this objective.

Direct costs (defined as costs for billable staff) were 73.4 percent of revenue compared to 72.4 percent of revenue in the first quarter of 1994 and 74.2 percent of revenue for the full year in 1994. The increase in direct costs compared to the first quarter of 1994 as a percentage of revenues is a result of the continued competitive pricing pressures within the marketplace from both clients and competitors. The Company has also continued to increase the percentage of billable hours on software support projects as a result of increased opportunities in that area. These projects typically command lower rates than other professional software business.

Selling, general and administrative expenses were $19.0 million in the first quarter of 1995 and $19.1 million in the first quarter of 1994. The Company is focused on containing these expenses and reducing them as a percentage of revenue. Although the decrease was $ 0.1 million or .5 percent, selling, general and administrative expenses decreased from 24.8 percent to 23.1 percent as a percentage of revenue. This decrease is primarily attributed to increased revenues.

Operating income was $2.9 million in the first quarter of 1995 compared to $2.2 million in the first quarter of 1994. It increased as a percentage of revenue from 2.8 percent to 3.6 percent , due to the reduction in SG&A expenses as a percentage of revenue. Operating income from ongoing operations in North America increased $.7 million or 33 percent. European operations showed a $.3 million profit versus break-even in the first quarter of 1994.

Interest and other income decreased $150,000 or 54 percent. The Company liquidated its investment portfolio during the first half of 1994, resulting in a decrease in investment income in 1995. The Company also reported net realized and unrealized gains on securities of $89,000 in the first quarter of 1994. Interest and other expense increased $186,000 or 83 percent. The Company's average daily bank borrowings increased during the first quarter due to increased accounts receivable and the repurchase of the Company's stock during 1994 to establish its Stock Employee Compensation Trust. There were no material gains or losses due to foreign exchange on currency.

Income before income taxes increased by $.4 million from $2.2 million or 2.9 percent of revenue in the first quarter of 1994 to $2.6 million or 3.2 percent of revenue in the first quarter of 1995. The provision for income taxes for the first quarter of 1995 was 40 percent compared to 44 percent in the first quarter of 1994. The reduction in the income tax rate is primarily due to the earnings in Europe, because there were annual losses in the prior year for which no tax benefit was provided.

Net income for the quarter was $1.6 million or $0.19 per share, compared to $1.2 million or $0.12 per share for the first quarter of 1994. Although net income increased 28 percent, earnings per share increased 58 percent because weighted average shares outstanding decreased from 10.6 million to 8.5 million. During 1994, the Company and its Stock Employee Compensation Trust purchased approximately 2.5 million of its common shares. These shares are not considered outstanding for purposes of calculating earnings per share.

The Company expects to continue to increase billable headcount to meet market demand. It is the Company's goal to reduce direct costs as a percentage of revenue. The Company continues to review its operations and may dispose of any businesses that are not strategic.


Financial Condition
- -------------------

During the quarter, the Company's working capital increased by $2.5 million to $41.4 million. Accounts receivable increased $16.7 million, offset by a $7.1 million increase in accrued compensation and a $4.5 million decrease in income taxes recoverable. Cash and temporary cash investments also decreased $1.3 million and the Company borrowed a net additional $2.2 million in short-term borrowings.

Cash used in operations was $2.6 million for the quarter. The $16.7 million increase in accounts receivable is a result of the increase in revenue and issues related to installing a new billing system and shifting responsibility for collections within the Company. Accrued compensation increased $7.1 million because the quarter ended in the middle of the Company's payroll cycle, rather than at the end as it did at year end. Prepaid assets increased $1.0 million due to the prepayment of items that will be expensed in the remainder of the year. At year end, the Company was due net tax refunds of $2.9 million and these were received during the first quarter. At the end of the first quarter, the Company has income taxes payable of $1.6 million. Current and noncurrent deferred income taxes decreased by $.5 million as a result of the payment of restructuring expenses which are deductible for tax purposes when paid. Advance billings on contracts increased $1.3 million due to the timing of billings in accordance with terms of contractual agreements.

Other current liabilities decreased $1.1 million, primarily attributable to payments of restructuring expenses and severance costs. Amounts accrued for restructuring and severance and other costs were $.6 million and $1.6 million, respectively, at the end of 1994 and $.4 million and $1.2 million, respectively, at the end of the first quarter of 1995. Severance costs related to the 1993 restructuring plan of $.2 million were charged against the restructuring accrual in the first quarter. Severance costs of $.4 million related to terminations which occurred during 1994 were paid during the first quarter. The remaining $.5 million decrease in other current liabilities is a result of foreign currency translation and normal operating activities of the Company.

Net property and equipment decreased $.7 million. Additions to property and equipment were $.6 million offset by year-to-date depreciation of $1.2 million. Additions decreased by $.4 million compared to the first quarter of 1994 because the Company was equipping its recruiting centers during the beginning of 1994. Net acquired intangibles increased $.2 million, caused by $.5 million in translation adjustments reflecting the weakening of the U.S. dollar during the quarter offset by year-to-date amortization of $.3 million.

Financing activities provided $1.9 million of cash for the quarter. The Company repaid $.5 million of long-term debt in accordance with its various loan agreements and borrowed an additional $2.2 million of short-term borrowings to fund working-capital requirements. As of the end of the quarter, the Company is in compliance with all applicable debt agreement financial ratios and covenants, the most restrictive being the maintenance of a minimum current ratio of 1.5 to 1.

During the first quarter, the Company received $.1 million from employees for 13,000 shares of stock purchased under the Employee Stock Purchase Plan. The Company also received $62,000 in proceeds from the repayment of loans under its Management Stock Purchase Plan and $128,000 for the exercise of stock options.

The Company has $53.8 million in aggregate lines of credit, $11.4 million of which was borrowed at the end of the quarter.

                        PART II.  OTHER INFORMATION
                        ---------------------------




Item 4  -  Submission Of Matters To A Vote Of Security Holders
           ---------------------------------------------------

           The annual meeting of shareholders was held on April 26, 1995 at the Company's Headquarters, 800 Delaware Avenue, Buffalo, New York at 10:00 a.m.

           Election of Directors

           - Three Class I directors (Gale S. Fitzgerald, Chairman and Chief Executive Officer, Paul W. Joy and Randolph A. Marks) were elected to hold office for two years until the 1997 annual meeting of shareholders and until their successors are elected and qualified. The results of the voting are as follows:

                                        Total Vote          Total Vote
                                           For               Withheld
                                        ----------          ----------
             Gale S. Fitzgerald          7,212,208            509,277

             Paul W. Joy                 7,267,678            453,807

             Randolph A. Marks           7,219,710            501,775

           - The Class I directors of the Company, whose terms of office extend until the 1996 annual meeting of shareholders and until their successors are elected and qualified are G. David Baer, Executive Vice President, George B. Beitzel and Richard F. Crandall.

           Amendment of the Company's 1991 Employee Stock Option Plan

           - An amendment to the Company 1991 Employee Stock Option Plan to increase the number of shares available under the Plan by 500,000 including a provision for a one-time grant of 5,000 stock options to new outside members of the Board of Directors was approved by shareholders. The total vote for the amendment was 5,445,454 and the total vote withheld was 2,276,031.

           - The total number of the Company's common shares issued and outstanding and entitled to be voted at the annual meeting of shareholders was 10,008,824. The total number of shares voted at the annual meeting was 7,721,485 or 77.1 percent of the total issued and outstanding.

Item 6  -  Exhibits And Reports On Form 8-K
           --------------------------------

           Exhibit   Description                                       Page
           -------   -----------                                       ----

           11.       Statement re: computation of earnings per share    11

           27        Financial Data Schedule

                             *  *  *  *  *  *  *  *



                                   SIGNATURE
                                   ---------



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  COMPUTER TASK GROUP, INCORPORATED



                                  By:    /s/   Samuel D. Horgan
                                         -----------------------------
                                         Samuel D. Horgan
                                         Principal Accounting and
                                         Financial Officer


                                         Title: Vice President - Finance





Date:  May 12, 1995