Form 10-Q
period 1995-06-30
COMPUTER TASK GROUP INC
filed 1995-08-14
CIK 23111

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995



                        Commission file number    1-9410
                                                 --------

                       Computer Task Group, Incorporated
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             New York                                    16-0912632
------------------------------------------  ------------------------------------
        (State of incorporation)            (I.R.S. Employer Identification No.)


800 Delaware Avenue, Buffalo, New York                      14209
------------------------------------------  ------------------------------------
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


                             Yes    X          No
                                 -------         --------

                 Number of shares of common stock outstanding:

                                                           Shares outstanding
               Title of each class                            June 30, 1995
               -------------------                         ------------------
             Common stock, par value
                 $.01 per share                                10,140,110

                        PART I.   FINANCIAL INFORMATION
                        --------------------------------

ITEM 1.                        FINANCIAL STATEMENTS

                       COMPUTER TASK GROUP, INCORPORATED
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)




                                                        Quarter Ended                 Two Quarters Ended
                                                   June 30,        July 1,          June 30,         July 1,
                                                     1995           1994              1995            1994
                                                  ---------       --------         ---------        ---------
Revenue                                            $ 84,613       $ 77,950         $ 166,839        $ 154,956

Direct costs                                         61,731         57,628           122,056          113,378

Selling, general and
  administrative expenses                            19,751         18,628            38,711           37,709
                                                  ---------       --------         ---------        ---------


Total operating expenses                             81,482         76,256           160,767          151,087
                                                  ---------       --------         ---------        ---------

Operating income                                      3,131          1,694             6,072            3,869

Interest and other income                                88            756               215            1,033

Interest and other expense                              379            410               789              634
                                                  ---------       --------         ---------        ---------

Income before income taxes                            2,840          2,040             5,498            4,268

Provision for income taxes                              941            897             2,005            1,877
                                                  ---------       --------         ---------        ---------

Net income                                         $  1,899       $  1,143         $   3,493        $   2,391
                                                  =========       ========         =========        =========

Net income per share                               $   0.22       $   0.13         $    0.41        $    0.24
                                                  =========       ========         =========        =========

Weighted average shares outstanding                   8,608          9,092             8,608            9,904

Cash dividend per share                            $   0.10       $   0.10         $    0.10        $    0.10





The accompanying notes are an integral part of these financial statements.

                       COMPUTER TASK GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEET


                                                                           June 30,      December 31,
                                                                            1995              1994
                                                                        ------------    -------------
                                                                                           (Audited)
ASSETS                                                                     (Amounts in thousands)
Current Assets:
    Cash and temporary cash investments                                $    4,223        $   5,112
    Accounts receivable, net of allowance for doubtful accounts            68,540           55,373
    Prepaid and other                                                       3,083            2,004
    Deferred income taxes                                                   2,022            2,809
    Income taxes receivable                                                     -            2,895
                                                                       ----------       ----------
        Total Current Assets                                               77,868           68,193

Property and equipment, net of
  accumulated depreciation and amortization                                17,033           17,790
Acquired intangibles, net of accumulated amortization                       6,161            6,267
Deferred income taxes                                                       2,345            2,345
Other assets                                                                  758              895
                                                                       ----------       ----------

        Total Assets                                                   $  104,165        $  95,490
                                                                       ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current portion of long-term debt                                  $    2,296        $   2,296
    Accounts payable                                                        8,711            9,287
    Accrued compensation                                                   10,552            5,999
    Short-term borrowings                                                   5,500            4,500
    Income taxes payable                                                    1,916               -
    Advance billings on contracts                                           2,174            1,717
    Other current liabilities                                               3,666            5,547
                                                                       ----------       ----------
        Total Current Liabilities                                          34,815           29,346

Long-term debt                                                              5,019            6,114
Deferred compensation benefits                                              6,927            6,626
Other long-term liabilities                                                 2,759            2,746
                                                                       ----------       ----------
        Total Liabilities                                                  49,520           44,832

Shareholders' Equity
    Common stock, par value $.01 per share                                    128              127
    Capital in excess of par value                                         88,794           87,327
    Retained earnings                                                       8,404            5,734
    Foreign currency adjustment                                            (1,950)          (2,441)
    Less:  Treasury stock, at cost                                        (24,414)         (24,413)
    Less:  Loans to employees                                                (480)            (557)
    Less:  Stock Employee Compensation Trust                              (15,615)         (14,881)
    Less:  Minimum pension liability adjustment                              (222)            (238)
                                                                       ----------       ----------
        Total Shareholders' Equity                                         54,645           50,658
                                                                       ----------       ----------
        Total Liabilities and Shareholders' Equity                     $  104,165        $  95,490
                                                                       ==========     ============



The accompanying notes are an integral part of these financial statements.

                       COMPUTER TASK GROUP, INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                                 Two Quarters Ended
                                                                           June 30,                July 1,
                                                                            1995                    1994
                                                                          ---------              ----------
                                                                                 (Amounts in thousands)
Cash flows from operating activities:
  Net income                                                           $      3,493            $    2,391
      Adjustments:
      Depreciation and amortization expense                                   2,880                 2,868
      Net gain on sales of securities                                           -                     (55)
      Deferred compensation expense                                             261                   537
      Changes in assets and liabilities:
           Increase in accounts receivable                                  (12,631)               (4,997)
           Increase in prepaids and other                                      (939)               (2,635)
           Decrease in deferred income taxes                                    787                 1,359
           Decrease in other assets                                             144                   979
           (Decrease) increase in accounts payable                             (869)                  403
           Increase in accrued compensation                                   4,433                 2,751
           Increase (decrease) in income taxes receivable/payable             4,829                (1,774)
           Increase in advance billings on contracts                            457                 2,052
           Decrease in other current liabilities                             (2,098)               (2,007)
           Increase (decrease) in other long-term liabilities                    53                  (455)
                                                                       ------------          ------------

Net cash provided by operating activities                                       800                 1,417

Cash flows from investing activities:
  Additions to property and equipment                                        (1,630)               (2,575)
  Purchases of marketable securities                                            -                  (1,026)
  Sales of marketable securities                                                -                   7,424
                                                                       ------------          ------------

Net cash provided by (used in) investing activities                          (1,630)                3,823

Cash flows from financing activities:
  Net proceeds from short-term borrowings                                     1,000                11,492
  Principal payments on long-term debt                                       (1,095)               (1,091)
  Proceeds from Employee Stock Purchase Plan                                    259                   519
  Purchase of treasury stock                                                    -                  (3,515)
  Purchase of stock held by the Stock
      Employee Compensation Trust                                              (734)              (13,400)
  Proceeds from other stock plans                                             1,285                   254
  Dividends paid                                                               (823)                 (855)
                                                                       ------------          ------------
Net cash used in financing activities                                          (108)               (6,596)

Effect of exchange rate changes on cash
  and temporary cash investments                                                 49                   (66)
                                                                       ------------          ------------
Net decrease in cash and temporary cash investments                            (889)               (1,422)
Cash and temporary cash investments at beginning of year                      5,112                 5,355
                                                                       ------------          ------------
Cash and temporary cash investments at end of quarter                  $      4,223            $    3,933
                                                                       ============          ============



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

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              FOR THE QUARTER AND TWO QUARTERS ENDED JUNE 30, 1995





Results of Operations
---------------------

       The Company reported second quarter revenues of $84.6 million, the highest quarterly revenues in its history, and net income of $1.9 million, an increase of 66 percent over 1994 second quarter net income of $1.1 million. The Company reported year-to-date revenues of $166.8 million and net income of $3.5 million, an increase of 46 percent over the year-to-date 1994 net income of $2.4 million.

       Second quarter 1995 revenue increased $6.7 million or 8.5 percent from the second quarter of 1994 while year-to-date 1995 revenue increased $11.9 million or 7.7 percent compared to 1994. Included in second quarter and year-to-date 1994 revenue is $8.7 million and $16.3 million, respectively, from businesses that were sold during the second half of 1994. Revenue from ongoing operations increased $15.4 million or 22.1 percent during the second quarter 1995 and $28.2 million or 20.3 percent during the first six months of 1995 over the comparable periods in 1994.

       The majority of the increase is from North American operations. The North American increase is primarily attributable to an increase in demand for the Company's services. The Company's billable staff increased 23 percent from the second quarter of 1994 to the second quarter of 1995, and increased by 248 people or 6 percent from the end of 1994 to the end of the second quarter. European revenue increased by $1.9 million or 31.3 percent during the second quarter and $3.8 million or 30.6 percent year-to-date over the comparable periods in 1994. For the year-to-date period, in local currency, European revenue increased 22.4 percent in the Netherlands, 14.2 percent in Belgium and
5.0 percent in the United Kingdom, which accounts for approximately $2.0 million of the year-to-date increase. The remaining $1.8 million of the increase is due to foreign exchange as the U. S. dollar weakened against other currencies in the first and second quarters of 1995. IBM continues to be the Company's largest customer, accounting for $17.8 million or 21 percent of second quarter revenue and $34.6 million or 20.7 percent of year- to-date revenue. Revenue from IBM accounted for 21.4 percent and 22.9 percent, respectively, of second quarter and year-to-date 1994 revenue. The Company recently became a preferred vendor to IBM and, therefore, expects to retain or increase the volume of revenue derived from IBM. It is the Company's goal to increase annual revenue by 10 percent in 1995 as compared to 1994 revenue from ongoing operations and the results in the first half of 1995 are in line with this objective.

       Direct costs (defined as costs for billable staff) in the second quarter were 73.0 percent of revenue compared to 73.9 percent of revenue in the second quarter of 1994 and were consistent at 73.2 percent of revenue for the year-to-date period 1995 compared to the same period in 1994. The Company currently experiences continued competitive pricing pressures within the marketplace from both clients and competitors.

       Selling, general and administrative expenses were $19.8 million or 23.3 percent of revenue in the second quarter of 1995 and $18.6 million or 23.9 percent of revenue in the second quarter of 1994. Selling, general and administrative expenses were $38.7 million or 23.2 percent of revenue in the year-to-date period 1995 compared to $37.7 million or 24.3 percent of revenue a year earlier. The Company is focused on containing these expenses and reducing them as a percentage of revenue. The decreased percentages are primarily attributed to increased revenues.

       Operating income was $3.1 million in the second quarter of 1995 compared to $1.7 million in the second quarter of 1994. Operating income for the 1995 year-to-date period was $6.1 million compared to $3.9 million during the same period in 1994. It increased as a percentage of revenue from 2.2 percent to
3.7 percent in the quarter-to-quarter period and increased from 2.5 percent to
3.6 percent for the year-to-date periods, due to the reduction in both direct costs and selling, general and administrative expenses as percentages of revenue. Operating income from ongoing operations in North America increased $2.0 million or 187 percent during the second quarter compared to the second quarter 1994 and $2.6 million or 86 percent for the year-to-date periods. European operations showed a $.3 million profit during the year-to-date period versus break-even in the same period of 1994.

       Interest and other income decreased by $668,000 or 88 percent to $88,000 and by $818,000 or 79 percent to $215,000 for the quarter and year-to-date periods, respectively. In the second quarter of 1994, the Company sold its investment in SerCon, a joint venture in which the Company had a 16 percent interest, to IBM at a gain of $638,000. The Company also liquidated its investment portfolio during the first half of 1994, resulting in a decrease in investment income in 1995. The Company reported net realized and unrealized gains on securities of $55,000 in the first half of 1994.

       Interest and other expense decreased $31,000 or 8 percent for the quarter and increased $155,000 or 24 percent for the quarter and year-to-date periods, respectively. The Company's average daily bank borrowings increased during the first half of 1995 due to increased accounts receivable and the repurchase of the Company's stock during 1994 to establish its Stock Employee Compensation Trust. There were no material gains or losses due to foreign exchange on currency.

       Income before income taxes increased by $.8 million or 39 percent during the second quarter of 1995 compared to the second quarter 1994 and $1.2 million or 29 percent during the 1995 year-to-date period compared to the same period in 1994. The provision for income taxes for the second quarter of 1995 was 33 percent compared to 44 percent in the second quarter of 1994. The provision for income taxes for the six months ended June 30, 1995 was 37 percent compared to 44 percent for the six months ended July 1, 1994. The reduction in the income tax rate for the second quarter is primarily due to a decrease in the Company's reserve for potential income tax assessments in the current year. In addition, the rate is lower compared to the prior year because of the European earnings. In 1994, there were annual losses for which no benefit was provided.

       Net income for the second quarter was $1.9 million or $0.22 per share, compared to $1.1 million or $0.13 per share for the second quarter of 1994.
For the year-to-date periods, net income increased to $3.5 million or $0.41 per share from $2.4 million or $0.24 per share. Although net income increased 66 percent and 46 percent during the quarter and year-to-date periods, respectively, earnings per share increased 69 percent and 71 percent because weighted average shares outstanding decreased from 9.1 million and 9.9 million, respectively, to 8.6 million. Beginning in May 1994, the Company and its Stock Employee Compensation Trust purchased approximately 2.5 million of its common shares. These shares are not considered outstanding for purposes of calculating earnings per share.

       The Company expects to continue to increase billable headcount to meet market demand. It is the Company's goal to reduce direct costs as a percentage of revenue. The Company continues to review its operations and may dispose of any businesses that are not strategic.

Financial Condition
-------------------

       During the first half of 1995, the Company's working capital increased by $4.2 million to $43.1 million. Accounts receivable increased $12.6 million, offset by a $4.4 million increase in accrued compensation and a $4.8 million decrease in income taxes receivable. Cash and temporary cash investments also decreased $.9 million and the Company borrowed a net additional $1.0 million in short-term borrowings.

       Cash provided by operations was $.8 million for the first half of 1995. The $12.6 million or 23 percent increase in accounts receivable is related to the 20 percent increase in revenue from ongoing operations. Accrued compensation increased $4.4 million due to the Company's increased headcount in addition to a higher balance of accrued vacation at June 30, 1995. Prepaid assets increased $.9 million due to the prepayment of items that will be expensed in the remainder of the year. At year end, the Company was due net tax refunds of $2.9 million and these were received during the first quarter. At the end of the second quarter, the Company has income taxes payable of $1.9 million. Current and noncurrent deferred income taxes decreased by $.8 million as a result of the payment of restructuring expenses which are deductible for tax purposes when paid. Advance billings on contracts increased $.5 million due to the timing of billings in accordance with terms of contractual agreements.

       Other current liabilities decreased $2.1 million, primarily attributable to payments of restructuring expenses and severance costs. Amounts accrued for restructuring and severance and other costs were $.6 million and $1.6 million, respectively, at the end of 1994 and $.3 million and $.6 million at the end of the second quarter of 1995. Severance costs related to the 1993 restructuring plan of $.3 million were charged against the restructuring accrual in the first six months. Severance costs of $1.0 million related to terminations which occurred during 1994 were paid during the first half. The remaining $.8 million decrease in other current liabilities is a result of foreign currency translation and normal operating activities of the Company.

       Net property and equipment decreased $.8 million. Additions to property and equipment were $1.6 million offset by year-to-date depreciation of $2.4 million. Additions decreased by $.9 million compared to the first half of 1994 because the Company was equipping its recruiting centers during the beginning of 1994. Net acquired intangibles decreased $.1 million, caused by $.5 million in translation adjustments reflecting the weakening of the U.S. dollar during the year offset by year-to-date amortization of $.6 million.

       Cash used in financing activities was $.1 million for the first half of 1995. The Company repaid $1.1 million of long-term debt in accordance with its various loan agreements and borrowed an additional $1.0 million of short-term borrowings to fund working-capital requirements. As of the end of the quarter, the Company is in compliance with all applicable debt agreement financial ratios and covenants, the most restrictive being the maintenance of a minimum current ratio of 1.5 to 1.

       During the first half of 1995, the Company received $.3 million from employees for 22,000 shares of stock purchased under the Employee Stock Purchase Plan. The Company also received $77,000 in proceeds from the repayment of loans under its Management Stock Purchase Plan and $1.2 million for the exercise of stock options. In May 1995, the Company's Stock Employee Compensation Trust repurchased approximately 60,000 shares of the Company's common stock for $734,000. The Company paid $823,000 in dividends to shareholders on a $.10 per share dividend.

       The Company has $53.8 million in aggregate lines of credit, $10.1 million of which was borrowed at the end of the quarter.

                          PART II.  OTHER INFORMATION
                          ---------------------------



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

              Exhibit      Description                                      Page
              -------      -----------                                      ----

              11.          Statement re: computation of earnings per share    10

              27.          Financial Data Schedule



                             *  *  *  *  *  *  *  *



                                   SIGNATURE
                                  -----------


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          COMPUTER TASK GROUP, INCORPORATED



                                          By:    /s/   Samuel D. Horgan
                                                 --------------------------
                                                 Samuel D. Horgan
                                                 Principal Accounting and
                                                 Financial Officer
                                                 Title: Vice President - Finance



Date:  August 11, 1995