Form 10-Q
period 1995-09-29
COMPUTER TASK GROUP INC
filed 1995-11-13
CIK 23111

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1995



                        Commission file number    1-9410
                                                  ------

                       Computer Task Group, Incorporated
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              New York                                     16-0912632
----------------------------------------    ------------------------------------
        (State of incorporation)             (I.R.S.Employer Identification No.)


800 Delaware Avenue, Buffalo, New York                       14209
----------------------------------------    ------------------------------------
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


                         Yes   X           No
                             ------           -------

                 Number of shares of common stock outstanding:



                                               Shares outstanding
             Title of each class               September 29, 1995
             -------------------               ------------------
            Common stock, par value
                $.01 per share                     10,236,011

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------

ITEM 1.                        FINANCIAL STATEMENTS

                       COMPUTER TASK GROUP, INCORPORATED
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)




                                                  (amounts in thousands, except per share data)
                                                Quarter Ended                Three Quarters Ended
                                           Sept. 29,      Sept. 30,        Sept. 29,       Sept. 30,
                                             1995           1994             1995            1994
                                           ---------      --------         ---------        ---------
Revenue                                    $ 85,609        $68,995          $252,448         $223,951

Direct costs                                 62,358         53,173           184,414          166,551

Selling, general and
  administrative expenses                    20,000         23,955            58,711           61,664
                                           --------       --------         ---------        ---------


Total operating expenses                     82,358         77,128           243,125          228,215
                                           --------       --------         ---------        ---------

Operating income (loss)                       3,251         (8,133)            9,323          (4,264)

Interest and other income                       131             66               346              461

Interest and other expense                      212            647             1,001            1,281

Gains on sales of assets                          -         10,710                 -           11,348
                                           --------       --------         ---------        ---------

Income before income taxes                    3,170          1,996             8,668            6,264

Income tax expense (benefit)                 (1,988)           879                17            2,756
                                           --------       --------         ---------        ---------

Net income                                 $  5,158       $  1,117         $   8,651        $   3,508
                                           ========       ========         =========        =========

Net income per share                       $    0.59      $   0.13         $    1.00        $    0.37
                                           =========      ========         =========        =========


Weighted average shares outstanding           8,685          8,696             8,655            9,523


Cash dividend per share                    $     -        $      -         $    0.10         $   0.10





The accompanying notes are an integral part of these financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEET




                                                                     September 29,     December 31,
                                                                         1995              1994
                                                                     ------------      -------------
                                                                     (Unaudited)        (Audited)
ASSETS                                                                  (Amounts in thousands)
Current Assets:
    Cash and temporary cash investments                              $   12,325         $  5,112
    Accounts receivable, net of allowance for doubtful accounts          62,714           55,373
    Prepaid and other                                                     2,759            2,004
    Deferred income taxes                                                 2,430            2,809
    Income taxes receivable                                               2,702            2,895
                                                                     ----------        ----------
        Total Current Assets                                             82,930           68,193

Property and equipment, net of
  accumulated depreciation and amortization                              17,305           17,790
Acquired intangibles, net of accumulated amortization                     5,813            6,267
Deferred income taxes                                                         -            2,345
Other assets                                                                549              895
                                                                     ----------        ----------

        Total Assets                                                 $  106,597         $ 95,490
                                                                     ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current portion of long-term debt                                $    2,296         $  2,296
    Accounts payable                                                      7,642            9,287
    Accrued compensation                                                 15,879            5,999
    Short-term borrowings                                                     -            4,500
    Advance billings on contracts                                         2,282            1,717
    Other current liabilities                                             3,602            5,547
                                                                     ----------        ----------
        Total Current Liabilities                                        31,701           29,346

Long-term debt                                                            4,471            6,114
Deferred compensation benefits                                            7,031            6,626
Other long-term liabilities                                               2,568            2,746
Deferred income taxes                                                       114                -
                                                                     ----------        ----------
        Total Liabilities                                                45,885           44,832

Shareholders' Equity
    Common stock, par value $.01 per share                                  132              127
    Capital in excess of par value                                       92,582           87,327
    Retained earnings                                                    13,562            5,734
    Foreign currency adjustment                                         (1,702)           (2,441)
    Less:  Treasury stock, at cost                                     (27,563)          (24,413)
    Less:  Loans to employees                                             (470)             (557)
    Less:  Stock Employee Compensation Trust                           (15,615)          (14,881)
    Less:  Minimum pension liability adjustment                           (214)             (238)
                                                                     ----------        ----------
        Total Shareholders' Equity                                       60,712           50,658
                                                                     ----------        ----------

        Total Liabilities and Shareholders' Equity                   $  106,597         $ 95,490
                                                                     ==========        ==========



The accompanying notes are an integral part of these financial statements.

                       COMPUTER TASK GROUP, INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)



                                                                               Three Quarters Ended
                                                                            Sept.  29,       Sept. 30,
                                                                               1995             1994
                                                                            ----------      -----------
                                                                              (Amounts in thousands)
Cash flows from operating activities:
  Net income                                                                $   8,651        $  3,508
      Adjustments:
      Depreciation and amortization expense                                     4,575           4,204
      Net loss on securities                                                        -             267
      Gains on sales of assets                                                      -         (11,348)
      Deferred compensation expense                                               373             800
      Changes in assets and liabilities:
           Increase in accounts receivable                                     (6,972)         (2,995)
           Increase in prepaids and other                                        (642)         (1,343)
           Decrease in deferred income taxes                                    2,724           2,197
           Decrease in other assets                                               353             317
           (Decrease) increase in accounts payable                             (1,837)          2,106
           Increase in accrued compensation                                     9,814           5,849
           Decrease in income taxes receivable/payable                            206          (5,452)
           Increase in advance billings on contracts                              565           1,444
           Decrease in other current liabilities                               (2,132)         (2,015)
           Increase (decrease) in other long-term liabilities                      (8)          1,184
                                                                            ----------      ----------

Net cash provided by (used in) operating activities                            15,670          (1,277)

Cash flows from investing activities:
  Additions to property and equipment                                          (3,374)         (3,845)
  Purchases of marketable securities                                                -          (1,026)
  Sales of marketable securities                                                    -           7,240
  Proceeds from sales of assets                                                     -          16,705
                                                                            ----------      ----------

Net cash provided by (used in) investing activities                            (3,374)         19,074

Cash flows from financing activities:
  Principal payments on short-term borrowings                                  (4,500)           (875)
  Principal payments on long-term debt                                         (1,643)         (1,638)
  Proceeds from Employee Stock Purchase Plan                                      371             681
  Purchase of treasury stock                                                   (3,150)         (3,515)
  Purchase of stock held by the Stock Employee Compensation Trust                (734)        (13,400)
  Proceeds from other stock plans, net of tax benefits                          4,976             534
  Dividends paid                                                                 (823)           (855)
                                                                            ----------      ----------

Net cash used in financing activities                                          (5,503)        (19,068)

Effect of exchange rate changes on cash and temporary cash investments            420            (107)
                                                                            ----------      ----------
Net increase (decrease) in cash and temporary cash investments                  7,213          (1,378)
Cash and temporary cash investments at beginning of year                        5,112           5,355
                                                                            ----------      ----------
Cash and temporary cash investments at end of quarter                       $  12,325         $ 3,977
                                                                            ==========      ==========




The accompanying notes are an integral part of these financial statements.

                       COMPUTER TASK GROUP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




1.     Financial Statements

       The consolidated financial statements included herein reflect, in the opinion of the management of Computer Task Group, Incorporated (the Company), all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

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

       Certain amounts in the prior year's consolidated statements of income and cash flows have been reclassified to conform with the current year presentation.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          FOR THE QUARTER AND THREE QUARTERS ENDED SEPTEMBER 29, 1995





Results of Operations
---------------------

       The Company reported third quarter net income of $5.2 million or $0.59 per share, which included a one-time income tax benefit related to its foreign operations of $3.2 million or $0.36 per share. Revenues were $85.6 million, up 24 percent from the $69.0 million reported in the third quarter last year.

       Quarterly revenue was at its highest level in the Company's history for the third quarter in a row. The number of CTG employees surpassed 5,000 for the first time in the third quarter. The majority of the increase in revenue is from North American operations, which increased $15.0 million or 24 percent for the quarter. On a year-to-date basis, North American revenue from ongoing operations increased $39.8 million or 21 percent. The Company sold several businesses during 1994 and the 1994 figures include revenue generated by these business of $.4 million in the third quarter and $16.7 million for the year-to-date period. During the quarter, CTG was named one of IBM's eight national technical service providers. The Company is a primary provider of services in all IBM regions. IBM continues to be the Company's largest customer, accounting for $20.3 million or 24 percent of third quarter revenue and $54.9 million or 22 percent of 1995 year-to-date revenue, compared to 21 percent for the 1994 third quarter and 22 percent for the 1994 year-to-date
period.   The IBM national contract applies to approximately 60 percent of the services provided to IBM by the Company and the Company expects to increase the volume of its revenue from IBM over the duration of the two year contract.

       European revenue increased by $1.5 million or 23 percent for the quarter and $5.4 million or 28 percent over year-to-date 1994. This increase is a result of revenue growth and foreign currency exchange due to the weaker U.S. dollar. In local currency, European revenue increased 27 percent in the Netherlands and 16 percent in Belgium and remained the same in the United Kingdom compared to year-to-date 1994.

       Direct costs (defined as costs for billable staff) were 73 percent of revenue in the third quarter and also for the year-to-date. This compares to 77 percent in the third quarter of 1994 and 74 percent for 1994 year-to-date. The third quarter of 1994 included a $3.0 million adjustment for fixed price projects which caused the higher percentage.

       Selling, general and administrative expenses were $20.0 million or 23 percent of revenue for the third quarter and $58.7 million or 23 percent of revenue for year-to-date 1995. For the third quarter of 1994, selling, general and administrative expenses were $24.0 million or 35 percent of revenue. This included $4.0 million of charges related to severance costs and other overhead costs. For year-to-date 1994, selling, general, and administrative expenses were $61.7 million or 28 percent of revenue, reflecting the third quarter charges. During the third quarter of 1995, the Company consolidated several locations as the Company continues to focus efforts on reducing overall selling, general, and administrative costs. The Company will continue assessing the strategic contribution of each location and may consolidate more locations if appropriate.

       Operating income was $3.2 million in the third quarter of 1995, compared to a loss of $8.1 million last year. Year-to-date 1995 operating income was $9.3 million, compared to a loss of $4.3 million last year. The 1994 figures reflect the $7.0 million of adjustments taken in the third quarter, as discussed above. Operating income was 3.8 percent of income in the third quarter and 3.7 percent of income on a year-to-date basis. The Company's operating income is primarily generated from its North American operations. European operations broke even for the third quarter and showed a $.3 million profit on a year-to-date basis. The operating income from European operations was also break even during 1994's third quarter and year-to-date.

       Interest and other income increased by $65,000 or 99 percent to $131,000 for the quarter and decreased by $115,000 or 25 percent to $346,000 for the year to date. Quarterly interest grew because the Company started generating more cash for investment during the third quarter. Year-to-date interest and other income declined because the Company liquidated its investment portfolio during the first half of 1994. The Company realized $11.3 million gains on the sale of assets during 1994, primarily from the sale of its Profimatics, Inc. subsidiary.

       Interest and other expense decreased $435,000 or 67 percent to $212,000 from the third quarter of 1994 and decreased $280,000 or 22 percent to $1,001,000 for the year-to-date. The Company's average debt balances have declined compared to 1994, and 1994 included $380,000 in realized and unrealized losses on marketable securities. There were no material gains or losses due to foreign exchange on currency.

       The provision for income taxes for the third quarter includes a tax benefit of $3.2 million related to losses associated with the Company's European operations. During the third quarter, the Company completed an assessment of its alternatives for its European operations, including a determination of the value of these operations. Based on this assessment, the Company recorded tax benefits for these losses which were previously recognized for financial reporting purposes. Without this benefit, the tax rate would approximate 37 percent for the quarter and year-to-date, compared to 44 percent last year. The reduction versus the prior year, excluding the effect of the one-time benefit discussed above, is due to losses in 1994 in European operations for which no tax benefit was provided.

       Net income for the third quarter was $0.59 per share, including the tax benefit which represents $0.36 per share. Without the tax benefit, net income increased 76 percent for the third quarter compared to last year and 56 percent year-to-date. The increase in net income per share (exclusive of the tax benefit) was 77 percent for the third quarter and 73 percent on a year-to-date basis. Weighted average shares outstanding for the year decreased from 9.5 million to 8.7 million in 1995 because of share purchases during 1994 by the Company and its Stock Employee Compensation Trust. These shares are not considered outstanding for purposes of calculating earnings per share.

       The Company expects to continue to increase billable headcount to meet market demand. So far this year, it is exceeding its goal to increase annual revenue by 10 percent in 1995 compared to 1994 revenue from ongoing operations. It is the Company's goal to reduce direct costs as a percentage of revenue.
The Company continues to review its operations and may dispose of any businesses that are not strategic.


Financial Condition

       The Company's working capital increased $12.4 million from $38.8 million at December 31, 1994 to $51.2 million at September 30, 1995. Cash and temporary cash investments increased $7.2 million resulting from the timing of customer cash receipts, and accounts receivable increased $7.0 million resulting from the increase in revenue. Such increases were offset by a $9.8 million increase in accrued compensation resulting from the increase in the Company's headcount and the timing of quarter-end payroll payments. The Company had no short-term borrowings outstanding at September 30, 1995, reflecting a $4.5 million decrease from December 31, 1994.

       Cash provided from operations during the first three quarters of 1995 was $15.7 million. Net accounts receivable increased $7.0 million or 13%, resulting from the 24% increase in third quarter revenues. The $.6 million increase in prepaids and other current assets represents various prepayment items, such as insurance and maintenance expenses, that will be expensed during subsequent periods. The $2.7 million decrease in current and non-current deferred income tax assets resulted from payments previously accrued for restructuring expenses and other items. The change in current income taxes receivable is due to the net effect of the $2.9 million tax refund payments received during the first quarter of 1995 on tax refund receivables at December 31, 1994, offset by the $2.7 million income tax receivable resulting primarily from the one-time tax benefit relating to the European operation losses.

       The increase in company headcount, normal fluctuations in quarter-end payroll payments, and a higher accrued vacation balance resulted in the $9.8 million increase in accrued compensation. The $.6 million increase in advance billings on contracts is due to the timing of billings in accordance with contractual agreements. The $2.1 million decrease in other current liabilities is primarily due to payments for restructuring expenses and severance costs of $1.6 million. Amounts remaining accrued for restructuring expenses and severance and other costs at the end of the third quarter of 1995 were $.2 million and $.4 million, respectively, and $.6 million and $1.6 million, respectively, at December 31, 1994. The remaining decrease is a result of normal operating activities of the Company. The $1.8 million decrease in accounts payable is due to timing of payments and normal operating activities of the Company.

       Net property decreased $.5 million representing the offsetting effects of normal property and equipment purchasing activity of $3.4 million and year-to-date depreciation and amortization of $3.9 million. Net acquired intangibles decreased $.5 million due to year-to-date amortization of $.7 million, offset by a $.2 million increase from translation adjustments resulting from the weakening of the U.S. dollar during 1995.

       Financing activities of the Company during the three quarters used $5.5 million of cash. The company repaid $1.6 million of long-term debt in accordance with the terms of the loan agreements and net payments of $4.5 million were made on short-term borrowings. The Company is in compliance with all applicable debt agreement financial ratios and covenants, the most restrictive being the maintenance of a minimum current ratio of 1.5 to 1.

       Approximately 32,000 shares of common stock were issued to employee participants of the Company's Employee Stock Purchase Plan during the first nine months of 1995, which generated funds of $.4 million. During the quarter, the Company repurchased approximately 229,000 shares from a shareholder for $3.1 million. Proceeds from other stock plans include $4.3 million from the exercise of stock options, $.6 million in tax benefits related to stock options and net repayments from the Management Stock Purchase Plan of $.1 million. In May 1995, the Company's Stock Employee Compensation Trust repurchased approximately 60,000 shares of the Company's common stock for $.7 million for purposes of providing funding for existing employee stock plans and benefit programs. The Company paid a $.10 per share dividend to shareholders during the second quarter, totalling $.8 million.

       The Company has approximately $54 million in aggregate lines of credit, of which $4.3 million was borrowed at the end of the quarter.

                          PART II.  OTHER INFORMATION
                          ---------------------------




ITEM 6.       EXHIBITS
              --------
              Exhibit      Description                                                  Page
              -------      -----------                                                  ----

              11.          Statement re: computation of earnings per share               11

              27.          Financial Data Schedule                                       12

              Reports on Form 8-K
              -------------------
              Filing, on Form 8-K was made October 20, 1995 in regards to changes in the Registrant's Certifying Accountant.

                            *  *  *  *  *  *  *  *

                                   SIGNATURE
                                   ---------


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        COMPUTER TASK GROUP, INCORPORATED



                                        By:    /s/  Samuel D. Horgan
                                               --------------------------------
                                               Samuel D Horgan
                                               Principal Accounting and
                                               Financial Officer
                                               Title: Vice President - Finance



Date:  November 10, 1995

                                                                     EXHIBIT 11
                                                                     ----------

                       COMPUTER TASK GROUP, INCORPORATED
                       ---------------------------------



       Computation of fully diluted earnings per share under treasury stock method set forth in Accounting Principles Board Opinion No. 15.

                COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE
                    UNDER TREASURY STOCK METHOD SET FORTH IN
                   ACCOUNTING PRINCIPLES BOARD OPINION NO. 15

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)






                                                  Quarter Ended           Three Quarters Ended
                                              Sept. 29,     Sept. 30,     Sept. 29,    Sept. 30,
                                                1995          1994           1995        1994
                                              --------      --------       --------    ---------
Average number of shares outstanding
    during period                              10,009       10,128           9,890      10,288
Add   --  Incremental shares under
          stock options plans                     306          138             368          98
Less  --  Incremental shares held by
          Stock Employee Compensation
          Trust                                 1,630        1,570           1,603         863
                                               ------       ------          ------     -------

Number of shares on which fully diluted
    earnings per share based                    8,685        8,696           8,655       9,523
                                               ======       ======          ======      ======

Net income for the period                      $5,158       $1,117          $8,651      $3,508

Primary earnings per share                     $ 0.59       $ 0.13          $ 1.00      $ 0.37

Fully diluted earnings per share               $ 0.59       $ 0.13          $ 1.00      $ 0.37