Form 10-K
period 1995-12-31
COMPUTER TASK GROUP INC
filed 1996-03-27
CIK 23111

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
       (Mark One)

          x       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         ---       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995
                                            -----------------
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        ---        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Transition period from _______ to _______

                           Commission File No. 1-9410

                       COMPUTER TASK GROUP, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  State of New York                                                           16-0912632
              --------------------------                                        ------------------------------------
                (State of incorporation)                                        (I.R.S. Employer Identification No.)

        800 Delaware Avenue, Buffalo, New York                                             14209
       ----------------------------------------                                          ----------
       (Address of principal executive offices)                                          (Zip Code)

Registrant's telephone number, including area code:                                     (716) 882-8000
                                                                                        --------------


Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                                           Name of each exchange on which registered
         --------------------                                          -----------------------------------------
         Common Stock, $.01 par value                                           New York Stock Exchange
         Rights to Purchase Series A
           Participating Preferred Stock                                        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:


                                      None
                                      ----

                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES   X     NO
                                        ----        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates at March 13, 1996 was $158,407,919. Solely for the purposes of this calculation, all persons who are or may be executive officers or directors of the Registrant and all persons who have filed a Schedule 13D with respect to the Registrant's stock have deemed to be affiliates.

The total number of shares of Common Stock of the Registrant outstanding at March 13, 1996 was 10,316,830.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this report: Parts I, II and IV--the Registrant's 1995 Annual Report to Shareholders; Part III--the Registrant's definitive Proxy Statement as filed with the Securities and Exchange Commission and as used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 24, 1996.

                                     PART I
                                     ------


ITEM 1.  BUSINESS
         ---------

         Computer Task Group, Incorporated (Company or CTG or Registrant) was incorporated in Buffalo, New York on March 11, 1966, and its corporate headquarters are located at 800 Delaware Avenue, Buffalo, New York 14209 (716-882-8000). CTG is an information technology services company. CTG employs approximately 5,000 people and serves customers through an international network of offices in North America and Europe. The Company has four operating subsidiaries: Computer Task Group of Canada, Inc.; Computer Task Group (U.K.) Ltd.; Computer Task Group Nederland B.V.; and Computer Task Group Belgium N.V. As of July 1, 1994, the Company sold its petroleum industry subsidiaries, Profimatics, Inc. and Profimatics & Co., GmbH.


BACKGROUND
----------

         The Company operates in one area of the computer industry -- providing information technology services. A typical customer is a Fortune 500-size organization with large, complex information and data processing requirements. CTG's customer base is large and diverse, consisting of approximately 900 customers. The Company serves approximately 35 percent of the Fortune 100.

         CTG works with customers to develop effective business solutions through information systems and technology. The Company's professional staff may support a customer's software development team on a specific application or project or may manage the project entirely for the customer. The Company's range of services extends from flexible staffing provided on a per diem basis to managing multi-million dollar technology projects. Approximately 51 percent of the Company's services are provided to customers in the service sector, followed by 23 percent in the manufacturing industry, 9 percent in the banking and finance sector and 17 percent in other industries. Most of CTG's services are provided on-site at the customer's facilities. CTG's network of offices provides wide geographical coverage with the capability of servicing large companies with multiple locations.

         In 1993, the Company completed an extensive reengineering of its operations, resulting in a new business strategy and a complementary organization. CTG's business strategy is based upon the concept of a strategic variable workplace, being cost competitive while being responsive in supplying qualified staff to work on client engagements. CTG's services are sold and delivered on a local level through its network of geographically dispersed delivery teams made up of sales managers, resource managers and business consultants. The Company has a staff of over 90 recruiting specialists located in five regional locations who utilize an electronic recruiting database to screen and qualify individuals who are available to work on CTG's clients' information technology needs. The Company maintains a qualified database of over 160,000 candidates available for assignments.

         In the 1980's, CTG's growth strategy included expansion via geographic acquisitions primarily in North America. The Company also completed two acquisitions in Europe, one in 1986 and the other in 1990. In total, between 1979 and 1990, CTG acquired 21 firms ranging in size from $1 million to approximately $30 million in revenue. CTG has not made an acquisition in the last five years, but instead has focused on internal growth and divesting small non-strategic businesses. Future growth will come from internal growth and strategic investments.

         International Business Machines Corporation (IBM) is CTG's largest customer. CTG provides services to various IBM divisions in approximately 50 locations. In 1995, CTG was awarded a two year contract to be one of IBM's nine national technical service providers. IBM accounted for $80 million or 23.7 percent of CTG's 1995 revenue, $68 million or 22.7 percent of CTG's 1994 revenue, and $80 million or 27.1 percent of CTG's 1993 revenue. The Company expects to continue to derive a significant portion of its business from IBM in 1996 and to actively pursue new business with IBM. A significant decline in revenues from IBM could have a material adverse impact on the Company's revenues and profits. Because of the diversity of the projects performed for IBM and the number of locations and divisions involved, the Company believes the simultaneous loss of all IBM business is unlikely to occur. IBM accounted for approximately 24.2 percent of North American revenue and 7.3 percent of European revenue during 1995. In addition, the Company continues to expand its non-IBM business, which grew 11 percent or $25.8 million in 1995 compared to 1994.

         In 1989, CTG entered into an agreement with IBM where IBM purchased 1,448,276 shares of CTG Series B Preferred Stock. On February 25, 1994, IBM converted all of its CTG Series B Preferred Stock into common stock and CTG repurchased 500,000 of its common shares from IBM for $3,515,000. This repurchase reduced IBM's ownership of the Company to approximately 9.2 percent. IBM subsequently sold 550,000 CTG common shares on the open market. The Company and its Stock Employee Compensation Trust repurchased IBM's remaining 398,276 shares in December 1994 for $2,950,000.

         The Company holds no patents, trademarks, or service marks other than its registered name and logo. It has entered into agreements with various software and hardware vendors from time to time in the normal course of business, none of which are material to the business.


SERVICES
--------

         CTG operates in one area of the Information Technology (IT) industry, the services area. Segment information is included in CTG's 1995 Annual Report to Shareholders on page 24 and is incorporated herein by reference.

         Most companies follow a continuous process to create business solutions. The business solution life cycle begins with planning, as companies design strategies to meet overall business objectives using IT. Planning is followed by development, in which companies develop and implement IT solutions using their newly devised plans. Finally, managing and maintaining ensure systems and technologies are supported to preserve their effectiveness. CTG provides services in each of these three areas as follows:

         Business Consulting. Business Consulting focuses on the planning phase of the IT life cycle. CTG's consultants help a customer develop the plan to reengineer its business processes, assess its technology needs, and choose the appropriate technology.

         Development & Integration. Development & Integration supports the implementation phase of the IT life cycle, including software package implementation, application development, and client/server development.

         Managed Support. Managed Support addresses the maintenance segment of the IT life cycle. It encompasses service offerings such as operations and network support (running or maintaining a customer's systems), application support (maintaining a company's programs and documentation) and setting-up and maintaining a Help Desk.


SALES AND MARKETING
--------------------

         CTG's marketing efforts span all strata of the organization, involving virtually all of the Company's professionals.

         On the corporate and regional level, management performs strategic, tactical and operational sales planning to assess industry and customer needs and target markets.

         Customers are served by local teams, comprised of Sales Managers, Business Consultants and Resource Managers who work together -- the first two focused on identifying an engagement and the latter focused on finding appropriate, high quality professionals for an engagement. Supporting these local teams are sourcing specialists backed by a national electronic database of professional computer consultants and programmers -- to improve effectiveness at locating qualified IT candidates. In addition, Project Managers are responsible for profitability, client satisfaction and risk management in the project delivery of consulting offerings.

         Sales Managers are full-time employees who receive a base salary and are paid commissions based on objectives such as the amount and profitability of the business they sell. Each Sales Manager is assigned a sales quota and is paid in relationship to this quota. Sales Managers, and the professionals serving our customers, continually seek to identify new opportunities with existing and prospective customers. CTG publishes brochures that explain its services, produces informative customer newsletters, advertises in trade publications, participates in trade shows, and encourages employees to author articles, which keeps the CTG name in front of clients.

         The Internet and the World Wide Web (Web) are also key components of the Company's communications infrastructure, called CTGNet. The Web is the foundation of an ongoing knowledge exchange effort and the Company is currently refining and building new Web functionality to continuously provide current information to its customers, suppliers, investors and potential employees. The Internet and the Web present important opportunities for new business and CTG is currently developing Internet tools to support its clients. Internally, the Company is at the leading edge of using the Internet to exchange knowledge. CTG has been using the Internet and the Web for two years as a communications tool, to connect wide-spread employees, and as a resource tool for recruiting, marketing and service delivery.


PRICING AND BACKLOG
-------------------

         CTG provides the majority of its business on a time and materials basis. Rates vary based on the type and level of skill required by the customer. Consulting services are more specialized; therefore, they generally command higher rates. Agreements for work performed on a per diem basis generally do not specify any dollar amount because services are rendered on an "as required" basis, and are subject to cancellation without penalty on thirty days' notice.

         The Company performs project business on either a fixed-price or time and materials basis. These contracts generally have different terms and conditions regarding cancellation and warranties, and are usually negotiated based on the unique aspects of the project. Approximately 4 percent of the Company's 1995 revenue is from fixed-price contracts accounted for under the percentage of completion method, compared to 5 percent in 1994. Revenue from all fixed price contracts, including those accounted for under the percentage of completion method and managed support contracts, totaled 13 percent in 1995, compared to 8 percent in 1994. As of December 31, 1995 and 1994, the backlog for fixed-price and managed support contracts was approximately $51 million and $55 million, respectively. Approximately 42 percent of the December 31, 1995 backlog is expected to be earned in 1996. Revenue is subject to seasonal variations, with a minor downturn in months of high vacation and legal holidays (July, August and December). The backlog is not seasonal.


COMPETITION
-----------

         The IT services market is highly competitive. The market is also highly fragmented among many providers with no single competitor maintaining clear market leadership. The Company's competition varies from city to city and by the type of service provided. Competition comes from four primary channels: a customer's internal data processing staff; small local firms or individuals specializing in specific programming services or applications; hardware vendors and suppliers of packaged software systems; and large national or international vendors, including major accounting and consulting firms, which offer a variety of development services to a broad spectrum of commercial customers. CTG competes against all four of these for its share of the market.

         Management believes the Company's customers have different buying values. In order to compete for their business, the Company believes that it must quickly respond to customers with high quality skills at a low cost, utilizing CTG's strategic variable workforce. Customers demand the ability to solve business problems, backed by a defined approach and experience. CTG's organization is designed to allow it to compete in the IT services industry.

         CTG has implemented a Total Quality Management Program, with a goal to achieve continuous, measured improvements in services and deliverables. As part of this program, CTG has developed specific methodologies for providing value added services which result in unique solutions and specified deliverables for its clients. The Company believes these methodologies will enhance its ability to compete.


MANAGEMENT AND PROFESSIONAL STAFF
---------------------------------

         As of December 31, 1995, CTG employed 5,014 people, of which 4,402 were professional technical staff.

         CTG's long-term profitability and growth depend on its ability to attract qualified information systems professionals with the skills to fulfill customer requirements. Qualified systems engineers and professionals with computer-related skills are in great demand and the Company faces considerable competition in attracting such individuals. Competing employers include not only computer-related professional services companies, but also businesses with internal data processing staffs.

         The Company offers several employment options to enable it to attract professional staff. The Company pays its employees on either a salaried or hourly basis. Management has developed a professional staff resources database. This database provides a pipeline of quality professional resources to assist management in providing customers with responsive, dependable and cost-effective service to fulfill the needs required.

         CTG's service agreements with its customers generally state that neither party may hire the other's personnel for the term of the project and a stated period thereafter. The Company's employees are required to sign non-solicitation and non-disclosure agreements which state they will not accept employment directly or indirectly with a customer or solicit or hire another employee, for a specified period after termination of employment. The agreements also provide that the employee will not use or disclose Company or client confidential information. In addition, entry level staff who attend the Company's systems training course and more experienced staff who complete new technology training sign agreements to reimburse the Company for the cost of the training if they voluntarily terminate their employment within a defined period from the date the training program starts.

         No employees are covered by a collective bargaining agreement or are represented by a labor union. CTG is an equal opportunity employer.


TECHNICAL AND MANAGEMENT TRAINING
---------------------------------

         For a services company, amounts spent on education and training for staff to keep abreast of technology are similar to research and development expense. CTG recognizes that its ability to remain competitive depends on its ability to offer customers services that make the highest and best use of emerging new technologies. The Company provides ongoing educational programs so that its technical staff has the skills needed to respond to today's new demands. Classroom and distributed training, using videos and computer-based training courses, are utilized.

         CTG also offers its employees management and sales training. These courses offer the latest marketing and management practices and serve both as refresher courses and as training vehicles to ensure that the technical staff has the skills necessary for promotion. They also provide a forum for imparting Company policies to ensure consistency in the quality of services throughout the Company's organization.

         CTG believes its training and continuing education programs keep its technical staff current and provide the Company with the necessary management and marketing personnel to support future growth. CTG invested approximately $4.0 million, $4.4 million and $4.5 million, on education in 1995, 1994, and 1993, respectively, including compensation paid to technical staff while in training.

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS
-----------------------------------------------------------------

                                                                     (amounts in thousands)
                                                                 1995             1994              1993
                                                                -----             ----              ----
Revenue from Unaffiliated Customers
     North America                                        $   306,156      $   274,115       $   266,150
     European Community                                        33,251           27,444            29,315
                                                          -----------      -----------       -----------

                                                          $   339,407      $   301,559       $   295,465
                                                          ===========       ===========       ===========

Operating Income (Loss)
     North America                                        $    12,300      $    (2,348)      $   (14,529)
     European Community                                           450              128           (14,838)
                                                          -----------      -----------       ------------

                                                          $    12,750      $    (2,220)      $   (29,367)
                                                          ===========       ===========       ===========


Identifiable Assets
     North America                                        $    61,771      $    62,406       $    67,088
     European Community                                        13,280           10,510            13,202
     Corporate and Other                                       29,715           22,574            28,281
                                                          -----------      -----------       -----------

                                                          $   104,766      $    95,490       $   108,571
                                                          ===========       ===========       ===========



                       Executive Officers of the Company
                       ---------------------------------


                                                     Term Of          Period During             Other Positions
                                                      Office        Which Served as            And Offices with
Name and Age                 Office                  Expires      Executive Officer(1)            Registrant
------------                 -------                 -------      --------------------        ------------------
Gale S. Fitzgerald           Chairman of             4-24-96      5-6-91 to date               Director
     45                      the Board and
                             Chief Executive Officer

Richard A. Ballou            Vice President          4-24-96      11-2-93 to date              None
     44

Charles A. Barbour           Vice President          4-24-96      11-2-93 to date              None
     44

James R. Boldt               Vice President          4-24-96      2-12-96 to date              Treasurer
     44                      and Chief
                             Financial Officer

Louis J.F. Boyle             Vice President          4-24-96      7-1-94 to date               None
     44

Janice M. Cole               Vice President          4-24-96      11-2-93 to date              None
     50

Beatrice DeRocco             Vice President          4-24-96      4-26-95 to date              None
     51

Michael E. Grich             Vice President          4-24-96      2-9-95 to date               None
     47

Stephen A. Hoffman           Vice President          4-24-96      11-16-90 to date             None
     43

Joseph G. Makowski           Vice President          4-24-96      9-30-89 to date              Secretary
     42                      and General
                             Counsel

Nico Molenaar                Vice President          4-24-96      1-2-96 to date               None
     40

Mark V. Megregian            Vice President          4-24-96      1-21-94 to date              None
     53

---------------
[FN]

(1)  Business Experience
     -------------------

         Ms. Fitzgerald was appointed Chairman of the Board and chief executive officer as of October 3, 1994 and President and chief operating officer as of July 1, 1993. She joined the Company in May 1991 as Senior Vice President responsible for the Company's Northeastern U.S. and Canadian operations. She was previously Vice President, Professional Services at International Business Machines Corporation (IBM), where she had worked for 18 years in various management positions.

         Mr. Ballou was promoted to Vice President in November 1993 and has been employed by the Company for 12 years. He has held a variety of technical and management positions and is presently responsible for the operations of the Company's Mid-Atlantic and South regions.

         Mr. Barbour was promoted to Vice President in November 1993 and has been employed by the Company for 16 years. He has held a variety of management positions and is presently responsible for the operations of the Company's Mid-West region.

         Mr. Boldt joined the Company as a Vice President in February 1996. He was previously Vice President of Finance, Secretary and Chief Financial Officer of Pratt and Lambert United, Inc., where he worked for 20 years in a variety of management positions. He is currently responsible for the Company's Finance, Accounting and Internal Audit functions.

         Mr. Boyle joined the Company as an officer in July 1994, and currently serves as Vice President and Chief Information Officer. He was Manager, Northern New England Consulting Practice with Coopers & Lybrand from 1992 to June 1994 and held a variety of technical consulting and management positions prior to that.

         Ms. Cole was promoted to Vice President in November 1993 and has been employed by the Company since 1980. She has held a variety of technical and management positions and is presently responsible for the operations of the Company's Northeast region.

         Ms. DeRocco joined the Company as a Vice President in April 1995. She previously held a variety of management positions at IBM and is presently responsible for the operations of the Company's West region.

         Mr. Grich was promoted to Vice President in February 1995 and has been employed by the Company since 1991. He has held a variety of sales and management positions and is presently responsible for the operations of the Company's Central region. Prior to joining the Company, he was employed by Cap Gemini as Northeastern Director for Sales and Marketing. He also spent 20 years with IBM where his last position was Branch Manager for IBM's Hartford Professional Services office.

         Mr. Hoffman was promoted to Vice President in November 1990 and is currently responsible for the operations of the Company's National Delivery Team, which focuses primarily on IBM. Prior to joining the Company in March 1990, he worked 13 years at IBM where his last position was IBM's Buffalo branch manager.

         Mr. Makowski was promoted to Vice President in September 1993. He has served as Secretary and General Counsel since September 1989. He has served as the Company's Corporate Counsel since 1985.

         Mr. Molenaar was promoted to Vice President in January 1996 and has been employed by the Company since 1988. He has held a variety of management positions and is presently responsible for the Company's European operations.

         Mr. Megregian joined the Company as an officer in January, 1994 and currently serves as Vice President, Offerings and Performance. Most recently, Mr. Megregian was an independent business consultant with KWR Information Systems for two years. Prior to that, he was with IBM for 27 years where he had held various management and technical positions.


ITEM 2.  PROPERTIES
         ----------

         The Company occupies a headquarters building (approximately 40,000 square feet) at 800 Delaware Avenue, Buffalo, New York, under a Lease Agreement with the Erie County Industrial Development Agency (Agency), dated as of September 1, 1978. At the end of the term of the Lease Agreement in 1996, the Company has the right to purchase its headquarters building and the real property on which it is situated for $1.00. Until such time, the building and real property are encumbered by a mortgage held by the trustee for the purchaser of the industrial revenue bond issued by the Agency to finance its purchase of the building and real property.

         The Company also occupies an office building at 700 Delaware Avenue, Buffalo, New York under a Lease Agreement with the Agency, dated April 1, 1990. The building consists of approximately 39,000 square feet and is occupied by the Company's Buffalo sales office and corporate administrative operations. At the end of the Lease Agreement in 2001, the Company has the right to purchase the building and the real property on which it is situated for $10.00. There is no mortgage on this building.

         The Company also owns a 37,000 square foot building in Melbourne, Florida and a 24,000 square foot office and operations facility in Pittsburgh, Pennsylvania, which was financed by an industrial revenue bond.

         Three of the four properties are currently on the market as the Company looks for more efficient space. The buildings are still in use while they are on the market, and the Company does not expect to incur a loss on the sale of these buildings. The Melbourne, Florida building, with a net book value of $1.8 million, is leased to a third party under a five year lease.

         The remainder of the Company's locations are leased facilities. Most of these facilities serve as sales and support offices and their size varies, generally in the range of 1,000 to 12,000 square feet, with the number of people employed at each office. The Company's lease terms generally vary from periods of less than a year to five years and generally have flexible renewal options. The Company believes that its present owned and leased facilities are adequate to support its current and future needs.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Not applicable.

                                    PART II
                                    -------



ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
          --------------------------------------------------------------------

         Information relating to the market and market prices of the Company's Common Stock, the approximate number of Company shareholders and the Company's dividend history for the past two years is included under the caption "Stock Market Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1995, submitted herewith as an exhibit, and incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

         A ten-year summary of certain financial information relating to the financial condition and results of operations of the Company is included under the caption "Consolidated Summary - Ten-Year Selected Financial Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1995, submitted herewith as an exhibit, and incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

         Management's discussion and analysis of financial condition and results of operations is included in the Company's Annual Report to Shareholders for the year ended December 31, 1995, submitted herewith as an exhibit, and incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

         The consolidated financial statements of the Company and the supplementary data information are included in the Company's Annual Report to Shareholders for the year ended December 31, 1995, submitted herewith as an exhibit, and incorporated herein by reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

         On October 16, 1995, the Company engaged KPMG Peat Marwick LLP (KPMG) as the principal accountants to audit the Company's financial statements for the fiscal year ending December 31, 1995, and dismissed Price Waterhouse LLP (Price Waterhouse). The Company did not consult with KPMG regarding accounting advice prior to its engagement.

         Price Waterhouse had been engaged since 1977 as the principal accountants to audit the Company's financial statements. Price Waterhouse's report on the financial statements of the Company as of December 31, 1994 and 1993 and for the years then ended contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. Also, during the aforementioned period, there occurred no "reportable event" within the meaning of Item 304(a)(1)(v) of Regulation S-K of the Commission.

         The decision to change accountants was approved by the Board of Directors of the Company. During the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal, there were no disagreements between the Company and Price Waterhouse on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Price Waterhouse would have caused Price Waterhouse to make reference to the subject matter of the disagreement in connection with its report.

                              II-1                                 10

                                    PART III
                                    --------



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ---------------------------------------------------

         The information in response to this item is incorporated herein by reference to the information set forth on pages 2 and 5 in the Company's definitive Proxy Statement filed pursuant to Regulation 14A and used in connection with the Company's 1996 annual meeting of shareholders to be held on April 24, 1996, except insofar as information with respect to executive officers is presented in Part I, Item 1 hereof pursuant to General Instruction G(3) of Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

         The information in response to this item is incorporated herein by reference to the information under the caption "Information about Management" presented in the Company's definitive Proxy Statement filed pursuant to Regulation 14A and used in connection with the Company's 1996 annual meeting of shareholders to be held on April 24, 1996, excluding the Compensation Committee Report on Executive Compensation and the Company's Performance Graph as set forth in the Company's definitive Proxy Statement dated March 27, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

         The information in response to this item is incorporated herein by reference to the information under the caption "Security Ownership of the Company's Common Shares by Certain Beneficial Owners and by Management" presented in the Company's definitive Proxy Statement filed pursuant to Regulation 14A and used in connection with the Company's 1996 annual meeting of shareholders to be held on April 24, 1996, as set forth in the Company's definitive Proxy Statement dated March 27, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

         The information in response to this item is incorporated herein by reference to the information under the captions "Indebtedness of Management" and "Compensation Committee Interlocks and Insider Participation" presented in the Company's definitive Proxy Statement filed pursuant to Regulation 14A and used in connection with the Company's 1996 annual meeting of shareholders to be held on April 24, 1996, excluding the Compensation Committee Report on Executive Compensation and the Company's Performance Graph as set forth in the Company's definitive Proxy Statement dated March 27, 1996.

                                    III-1                          11

                                    PART IV
                                    -------



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

         (A)  Index to Financial Statements and Financial Statement Schedules
              ---------------------------------------------------------------

         The 1995, 1994 and 1993 consolidated financial statements, and the report of KPMG Peat Marwick LLP dated February 9, 1996, on the consolidated balance sheet as of December 31, 1995 and the related consolidated statements of income, shareholder's equity and cash flows for the year then ended, appearing in the accompanying 1995 Annual Report to Shareholders, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Parts I and II, the 1995 Annual Report to Shareholders is not to be deemed filed as part of this report. The following financial statement schedule should be read in conjunction with the financial statements in such 1995 Annual Report to Shareholders. All other financial statement schedules have been omitted because they are not material or the required information is shown in the financial statements or the notes thereto.

                                                                       Reference
                                                                       ---------
         Report of Independent Accountants                               IV-2
         Report of Independent Accountants on                            IV-3
           Financial Statement Schedule
         Report of Independent Accountants on
           Financial Statement Schedule                                  IV-4

Financial statement schedule:

         Valuation and Qualifying Accounts                               IV-5
           (Schedule VIII)

         (B)  Form 8-K
              --------

         Filing on Form 8-K was made October 16, 1995 in regard to the change in certifying accountants from Price Waterhouse LLP to KPMG Peat Marwick LLP.

         (C)  Exhibits
              --------

         The Exhibits to this Form 10-K Annual Report are listed on the attached Exhibit Index appearing on pages E-1 to E-4.


                                      IV-1                         12

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------




To the Board of Directors and Shareholders of Computer Task Group, Incorporated


In our opinion, the consolidated balance sheet and the related consolidated statements of income, of cash flows and of changes in stockholders' equity as of and for each of the two years in the period ended December 31, 1994 (appearing on pages 11 though 25 of the Computer Task Group, Incorporated Annual Report to Shareholders which has been included in this Form 10-K Annual Report) present fairly, in all material respects, the financial position, results of operations and cash flows of Computer Task Group, Incorporated and its subsidiaries as of and for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Computer Task Group, Incorporated for any period subsequent to December 31, 1994.


PRICE WATERHOUSE LLP


Buffalo, New York
February 10, 1995

                                    IV-2                           13

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                      ------------------------------------
                          FINANCIAL STATEMENT SCHEDULE
                          ----------------------------




To the Board of Directors and Stockholders of Computer Task Group, Incorporated


Under date of February 9, 1996, we reported on the consolidated balance sheet of Computer Task Group, Incorporated and subsidiaries as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended, as contained in the 1995 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1995. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, insofar as it relates to the year ended December 31, 1995, as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, insofar as it relates to the year ended December 31, 1995, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG PEAT MARWICK LLP


Buffalo, New York
February 9, 1996




                                    IV-3                           14

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                      ------------------------------------
                          FINANCIAL STATEMENT SCHEDULE
                          ----------------------------




To the Board of Directors of
Computer Task Group, Incorporated


Our audits of the consolidated financial statements referred to in our report dated February 10, 1995 appearing on page IV-2 included in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule for 1994 and 1993 listed in Item 14. (A) of this Form 10-K. In our opinion, this Financial Statement Schedule for 1994 and 1993 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP


Buffalo, New York
February 10, 1995




                                    IV-4                           15

                       COMPUTER TASK GROUP, INCORPORATED
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)





                                             Balance at               Net                Balance at
Description                                  January 1               Change              December 31
-----------                                  ----------              ------              -----------
1995
Account deducted from assets
  Allowance for Doubtful
    Accounts                                   $ 1,045               $  (183)   (A)       $    862

  Net Deferred Tax Assets
    Valuation Allowance                        $ 1,087               $  (125)   (B)       $    962



1994
Account deducted from assets
  Allowance for Doubtful
    Accounts                                   $   967               $    78    (A)       $  1,045

  Net Deferred Tax Assets
    Valuation Allowance                        $ 1,471               $  (384)   (C)       $  1,087



1993
Account deducted from assets
  Allowance for Doubtful
    Accounts                                   $   642               $   325    (A)       $    967

  Net Deferred Tax Assets
    Valuation Allowance                        $   737               $   734    (D)       $  1,471

---------------
[FN]

(A) Includes additions charged to costs and expenses less accounts written off and translation adjustments.

(B) Utilization of foreign net operating losses that were previously offset completely by the valuation allowance.

(C) Includes benefit of unrealized capital loss carryforward that was realized during the year.

(D) Includes additions charged to costs and expenses for net operating loss carryforwards that are not expected to be realized.




                                    IV-5                           16


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COMPUTER TASK GROUP, INCORPORATED


                                         By  /s/   Gale S. Fitzgerald
                                            ----------------------------
                                            Gale S. Fitzgerald, Chairman of the
                                            Board and chief executive officer

Dated:  March  22, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                                     Title                     Date
---------                                                     -----                     ----
(i)      Principal Executive Officer:                         Chairman of the           March 22, 1996
                                                              Board and chief
         /s/   Gale S. Fitzgerald                             executive officer
         -------------------------------
         (Gale S. Fitzgerald)

(ii)     Principal Accounting and                             Vice President,           March 22, 1996
         Financial Officer                                    chief financial
                                                              officer
         /s/  James R. Boldt
         ------------------------------
         (James R. Boldt)

(iii)    Directors

         /s/  G. David Baer                                   Director                  March 22, 1996
         -------------------------------
         (G. David Baer)

         /s/  George B. Beitzel                               Director                  March 22, 1996
         ------------------------------
         (George B. Beitzel)

         /s/  Richard L. Crandall                             Director                  March 22, 1996
         ------------------------------
         (Richard L. Crandall)

         /s/  Gale S. Fitzgerald                              Director                  March 22, 1996
         ------------------------------
         (Gale S. Fitzgerald)

         /s/  Paul W. Joy                                     Director                  March 22, 1996
         ------------------------------
         (Paul W. Joy)

         /s/  Randolph A. Marks                               Director                  March 22, 1996
         ------------------------------
         (Randolph A. Marks)

         /s/  Barbara Z. Shattuck                             Director                  March 22, 1996
         ------------------------------
         (Barbara Z. Shattuck)



                                    IV-6                           17

                                 EXHIBIT INDEX
                                 --------------

                                                                                                      Page or
Exhibit               Description                                                                     Reference
-------               -----------                                                                     ---------

2.                    Plan of acquisition, reorganization, arrangement,                                   *
                      liquidation or succession.

3.       (a)          Restated Certificate of Incorporation of Registrant.                                (1)

         (b)          Form of Certificate of Amendment of the Restated                                    (2)
                      Certificate of Incorporation of Registrant, under
                      Section 805 of the New York Business Corporation Law.

         (c)          Certificate of Amendment of the Certificate of                                      (1)
                      Incorporation of Registrant.

         (d)          Restated By-laws of Registrant.                                                     (1)

         (e)          Certificate of Amendment of Certificate of Incorporation                            (2)
                      of Registrant.

4.       (a)          Specimen Common Stock Certificate.                                                  (2)

         (b)          Rights Agreement dated as of January 15, 1989, and                                  (2)
                      amendment dated June 28, 1989, between Registrant
                      and The First National Bank of Boston, as Rights Agent.

         (c)          Form of Rights Certificate.                                                         (2)

9.                    Voting Trust Agreement.                                                              *

10.      (a)          1981 Stock Bonus Plan.                                                              (3)

         (b)          Stock Purchase Agreements, dated as of February 25,                                 (4)
                      1981, between Registrant and each of Randolph A. Marks,
                      G. David Baer and David N. Campbell.

         (c)          Lease Agreement, dated as of September 1, 1978, between                             (2)
                      Registrant and Erie County Industrial Development Agency.

         (d)          Lease Agreement Amendment, dated as of February 1, 1980,                            (2)
                      between Registrant and Erie County Industrial Development
                      Agency.
----------------------------

          *           None or requirement not applicable.

         (1)          Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December  31, 1992 and incorporated herein by reference.

         (2)          Filed as an Exhibit to the Registrant's Annual  Report on Form 10-K for the year ended December  31, 1994 and incorporated herein by reference.

         (3)          Filed as an Exhibit to the Registrant's  Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.



                                    E-1                                18

                           -------------


                                                                                                      Page or
Exhibit               Description                                                                     Reference
-------               -----------                                                                     ---------
10.      (e)          First Employee Stock Purchase Plan (Seventh Amendment                               (5)
                      and Restatement).

         (f)          Description of Disability Insurance and Health                                      (6)
                      Arrangements for Executive Officers.

         (g)          Non-Compete Agreements, dated as of March 1, 1984,                                  (2)
                      between Registrant and each of Randolph A. Marks,
                      David N. Campbell and John P. Courtney.

         (h)          Description of Executive Supplemental Benefit Plan dated                            (2)
                      March 3, 1984, as restated, as of November 30, 1994.

         (i)          Line of Credit Agreement, dated December 21, 1987,                                  (1)
                      between Registrant and Manufacturers and Traders
                      Trust Company.

         (j)          Letter of Marine Midland Bank, N.A. dated May 25, 1988,                             (7)
                      amending Line of Credit Agreement, dated December 12,
                      1984, between Registrant and Marine Midland Bank, N.A.

         (k)          Non-Compete Agreement, dated as of June 6, 1988,                                    (7)
                      between Registrant and G. David Baer.

         (l)          Line of Credit Agreement, dated March 3, 1988, between                              (7)
                      Registrant and Chemical Bank, as amended by letter of
                      Chemical Bank dated September 15, 1988.

         (m)          Promissory Note, dated July 10, 1991, between Registrant                            (3)
                      and Manufacturers and Traders Trust Company.

         (n)          1991 Employee Stock Option Plan, as Amended.                                        (8)

         (o)          1991 Restricted Stock Plan.                                                         (5)

         (p)          1995 Key Employee Compensation Plans.                                               (9)
--------------------------

         (4)          Filed as an Exhibit to the Registrant's Registration Statement No. 2- 71086 on Form S-7 filed on
                      February 27, 1981, and incorporated herein by reference.

         (5)          Filed as an Appendix to the Registrant's definitive Proxy Statement dated March 20, 1991, and incorporated herein by reference.

         (6)          Filed as an Exhibit to Amendment No. 1 to Registration Statement  No. 2-71086 on Form S-7 filed on
                      March 24, 1981, and incorporated herein by reference.

         (7)          Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended  December 31, 1993, and incorporated  herein by reference.



                                    E-2                            19

                           -------------

                                                                                                      Page or
Exhibit               Description                                                                     Reference
-------               -----------                                                                     ----------
10.      (q)          Management Stock Purchase Plan.                                                     (10)

         (r)          Executive Compensation Plans and Arrangements.

         (s)          Amendment and Restatement, dated September 30, 1993,                                (7)
                      of Promissory Note, dated July 10, 1991, between
                      Registrant and Manufacturers and Traders Trust Company.

         (t)          Promissory Note, dated September 30, 1993, between                                  (7)
                      Registrant and Manufacturers and Traders Trust Company.

         (u)          Agreement, dated February 25, 1994, of Stock Conversion                             (7)
                      and Repurchase between Registrant and International
                      Business Machines Corporation.

         (v)          Nondisclosure and Nonsolicitation Agreement, dated                                  (7)
                      July 1, 1993, between Registrant and Gale S. Fitzgerald.

         (w)          Stock Purchase Agreement between Registrant and                                     (11)
                      Honeywell, Inc. dated June 13, 1994.

         (x)          Terms of Separation Package dated September 23, 1994,                               (2)
                      between Registrant and David N. Campbell.

         (y)          Stock Employee Compensation Trust Agreement, dated                                  (2)
                      May 3, 1994, between Registrant and Thomas R. Beecher,
                      Jr., as trustee.

         (z)          Promissory Notes, dated May 3, 1994, and December 7, 1994,                          (2)
                      between Registrant and Thomas R. Beecher, Jr., as Trustee of the Computer Task Group, Incorporated Stock Employee
                      Compensation Trust.
--------------------------

         (8)          Filed as an Appendix to the Registrant's definitive Proxy Statement dated March 27, 1995, and incorporated herein by reference.

         (9)         Included in the  Registrant's  definitive Proxy Statement dated March 27, 1996 on page 7 under the caption entitled "Annual Cash Incentive Compensation," and incorporated herein by reference.

         (10)        Filed as an Appendix to the Registrant's definitive Proxy Statement dated March 27, 1992, and incorporated herein by reference.

         (11)        Filed as Exhibit 2 to the Registrant's Form 8-K Report dated July 29, 1994, and incorporated herein by reference.



                                    E-3                            20

                           -------------


                                                                                                      Page or
Exhibit               Description                                                                     Reference
-------               -----------                                                                     ---------
10.      (aa)         Stock Purchase Agreement, dated December 7, 1994, between                          (2)
                      Registrant and Thomas R. Beecher, Jr., as Trustee of the Computer
                      Task Group, Incorporated Stock Employee Compensation Trust, and
                      International Business Machines Corporation.

         (bb)         Severance Compensation Agreements dated October 31, 1994, between                  (2)
                      Registrant and Gale S. Fitzgerald and G. David Baer.

         (cc)         CTG Non-Qualified Key Employee Deferred Compensation Plan

11.                   Statement re:  computation of per share earnings.

12.                   Statement re:  computation of ratios.                                              *

13.                   Annual Report to Shareholders.

18.                   Letter re:  change in accounting principles.                                       *

21.                   Subsidiaries of the Registrant.

22.                   Published report regarding matters submitted to a vote                             *
                      of security holders.

23.                   Consents of experts and counsel.

24.                   Power of Attorney.                                                                 *

27.                   Financial Data Schedule.                                                           *
--------------------------


                                    E-4                            21