Form 10-Q
period 1996-03-29
COMPUTER TASK GROUP INC
filed 1996-05-13
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1996



                          Commission file number 1-9410


                        COMPUTER TASK GROUP, INCORPORATED
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          New York                                    16-0912632
   -------------------------             -------------------------------------
   (State of incorporation)               (I.R.S. Employer Identification No.)


  800 Delaware Avenue, Buffalo, New York                        14209
 ----------------------------------------                     ----------
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


                                    Yes  X  No
                                        ---   ---

                  Number of shares of common stock outstanding:

                                                      Shares outstanding
                   Title of each class                at March 29, 1996
                   -------------------                -----------------

                 Common stock, par value
                 $.01 per share                           10,323,179

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.                       FINANCIAL STATEMENTS



                        COMPUTER TASK GROUP, INCORPORATED
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)



                                                                Quarter Ended
                                                            March 29,   March 31,
                                                              1996        1995
                                                            -------      -------
                                                            (amounts in thousands
                                                            except per share data)

Revenue                                                     $90,005      $82,226

Direct costs                                                 65,160       60,325

Selling, general and administrative expenses                 21,147       18,960
                                                            -------      -------

Operating income                                              3,698        2,941

Interest and other income                                       268          127

Interest and other expense                                      278          410
                                                            -------      -------

Income before income taxes                                    3,688        2,658

Provision for income taxes                                    1,475        1,064
                                                            -------      -------

Net income                                                  $ 2,213      $ 1,594
                                                            =======      =======

Net income per share                                        $  0.25      $  0.19
                                                            =======      =======

Weighted average shares outstanding                           8,736        8,473




The accompanying notes are an integral part of these consolidated financial statements.

                                       2
                        COMPUTER TASK GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEET


                                                                     March 29,   December 31,
                                                                        1996        1995
                                                                     ---------    ---------
ASSETS                                                                             (Audited)
                                                                      (amounts in thousands)
Current Assets:
  Cash and temporary cash investments                                $  21,925    $  16,545
  Accounts receivable, net of allowance for
    doubtful accounts of $859,000 and $862,000                          65,365       58,546
  Prepaids and other                                                     2,428        1,621
  Deferred income taxes                                                  2,053        2,057
                                                                     ---------    ---------
         Total current assets                                           91,771       78,769

Property and equipment, net of
    accumulated depreciation and amortization                           17,332       17,981
  Acquired intangibles, net of accumulated
    amortization of $5,764,000 and $5,568,000                            5,244        5,526
  Deferred income taxes                                                  2,015        1,969
  Other assets                                                             468          521
                                                                     ---------    ---------

         Total assets                                                $ 116,830    $ 104,766
                                                                     =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                  $   2,273    $   2,289
  Accounts payable                                                      12,633        9,365
  Accrued compensation                                                  16,512        9,961
  Income taxes payable                                                   3,369        2,080
  Advance billings on contracts                                          1,628        2,168
  Other current liabilities                                              3,500        3,397
                                                                     ---------    ---------
         Total current liabilities                                      39,915       29,260

  Long-term debt                                                         3,115        3,640
  Deferred compensation benefits                                         8,846        8,739
  Other long-term liabilities                                            1,651        1,651
                                                                     ---------    ---------
         Total liabilities                                              53,527       43,290

Shareholders' Equity
Common stock, par value $.01 per share, 25,000,000 shares
    authorized; 13,363,265 and 13,306,594 shares issued                    134          133
  Capital in excess of par value                                       116,382      114,446
  Retained earnings                                                     17,900       15,687
  Foreign currency adjustment                                           (2,252)      (1,735)
  Less:  Treasury stock of 3,040,086 and 3,008,456 shares, at cost     (29,243)     (28,594)
             Loans to employees                                           (371)        (371)
             Stock Employee Compensation Trust of
                1,830,618 shares, at market                            (37,299)     (36,170)
             Minimum pension liability adjustment                       (1,948)      (1,920)
                                                                     ---------    ---------
               Total shareholders' equity                               63,303       61,476
                                                                     ---------    ---------

               Total liabilities and shareholders' equity            $ 116,830    $ 104,766
                                                                     =========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)




                                                                              Quarter Ended
                                                                         March 29,   March 31,
                                                                           1996        1995
                                                                         --------    --------
                                                                        (amounts in thousands)
Cash flows from operating activities:
  Net income                                                             $  2,213    $  1,594
  Adjustments:
   Depreciation and amortization expense                                    1,505       1,569
   Deferred compensation expense                                               79         133
 Changes in assets and liabilities net of assets sold:
     Increase in accounts receivable                                       (7,142)    (16,722)
     Increase in prepaids and other                                          (854)       (957)
     (Increase) decrease in deferred income taxes                             (42)        466
     Decrease in other assets                                                  53          62
     Increase (decrease) in accounts payable                                3,307        (532)
     Increase in accrued compensation                                       6,431       7,128
     Increase in income taxes payable                                       1,303       4,498
     Increase (decrease) in advance billings on contracts                    (555)      1,287
     Increase (decrease) in other current liabilities                         132      (1,123)
     Decrease in other long-term liabilities                                 --           (41)
                                                                         --------    --------

Net cash provided by (used in) operating activities                         6,430      (2,638)

Cash flows from investing activities -
  Additions to property and equipment                                        (691)       (579)
                                                                         --------    --------

Cash flows from financing activities:
  Net increase in short-term borrowings                                      --         2,200
  Principal payments on long-term debt                                       (541)       (540)
  Proceeds from Employee Stock Purchase Plan                                  134          86
  Purchase of treasury stock                                                 (649)       --
  Proceeds from other stock plans                                             674         190
                                                                         --------    --------

Net cash provided by (used in) financing activities                          (382)      1,936

Effect of exchange rate changes on cash and temporary cash investments         23          (8)
                                                                         --------    --------

Net increase (decrease) in cash and temporary cash investments              5,380      (1,289)
Cash and temporary cash investments at beginning of year                   16,545       5,112
                                                                         --------    --------

Cash and temporary cash investments at end of quarter                    $ 21,925    $  3,823
                                                                         ========    ========









The accompanying notes are an integral part of these consolidated financial statements.

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

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 29, 1996





Results of Operations
- ---------------------

        The Company reported first quarter revenue of $90.0 million, the highest quarterly revenue in its history, and net income of $2.2 million, an increase of
38.8 percent over 1995 first quarter net income of $1.6 million.

        First quarter 1996 revenue was $7.8 million or 9.5 percent greater than first quarter 1995 revenue of $82.2 million. The majority of the 9.5 percent increase is due to a $7.0 million or 9.5 percent increase in revenue from North American operations. The North American increase is primarily attributable to an increase in billable staff of 8.2 percent from the first quarter of 1995 to the first quarter of 1996. European revenue increased by $.8 million or 9.0 percent, also primarily due to increases in billable staff. IBM continues to be the Company's largest customer, accounting for $24.0 million or 26.7 percent of first quarter 1996 revenue compared to 22.7 percent of first quarter 1995 revenue.

        Direct costs, defined as costs for billable staff, were $65.2 million or
72.4 percent of revenue compared to $60.3 million or 73.4 percent of revenue in the first quarter of 1995, and 73.4 percent of revenue for the full year in 1995. The decrease in direct costs as a percentage of revenue compared to the first quarter of 1995, and 1995 as a full year, is consistent with the Company's focus to reduce direct costs as a percentage of revenue.

        Selling, general and administrative expenses were $21.1 million or 23.4 percent of revenue in the first quarter of 1996 compared to $19.0 million or
23.1 percent of revenue in the first quarter of 1995. The increase as a percentage of revenue is due to the timing of certain expenditures.

        Operating income was $3.7 million or 4.1 percent of revenue in the first quarter of 1996 compared to $2.9 million or 3.6 percent of revenue in the first quarter of 1995. The increase is primarily due to an increase in revenue and billable headcount. Operating income from North American operations increased $.7 million or 27 percent. European operations recorded a profit of $.4 million in the first quarter of 1996 versus $.3 million profit in the first quarter of 1995.

        Interest and other income increased $141,000 or 110 percent for the first quarter of 1996 as compared to the first quarter of 1995, primarily due to amounts invested from cash generated from operations. Interest and other expense decreased $132,000 or 32 percent for the same time period as the Company had no short-term bank borrowings at March 29, 1996 as compared to $6.7 million of such borrowings at March 31, 1995. There were no material gains or losses from foreign exchange on currency.

        Income before income taxes increased by $1.0 million from $2.7 million or 3.6 percent of revenue in the first quarter of 1995 to $3.7 million or 4.1 percent of revenue in the first quarter of 1996. The provision for income taxes for the first quarter of 1996, as in 1995, was 40 percent. Net income for the quarter was $2.2 million or $0.25 per share, compared to $1.6 million or $0.19 per share for the first quarter of 1995.

        The Company's goal is to continue to increase billable headcount to meet market demand. It is the Company's goal to reduce direct costs as a percentage of revenue and contain selling, general and administrative expenses as the Company grows.


Financial Condition
- -------------------

        Cash provided by operations was $6.4 million for the quarter. Net income totaled $2.2 million and non-cash adjustments for depreciation and amortization expense and deferred compensation expense totaled $1.6 million. The $7.1 million or 11.6 percent increase in accounts receivable is primarily a result of the increase in revenue. Prepaid assets increased $.9 million due to the prepayment of items that will be expensed in the remainder of the year. The $3.3 million increase in accounts payable is primarily due to the timing of payments at quarter end versus the prior year end. Accrued compensation increased $6.4 million as the quarter ended in the middle of the Company's U.S. biweekly payroll cycle, rather than at the end as it did at year end. Income taxes payable increased $1.3 million due to the accrual of tax due on current year earnings. Advance billings on contracts decreased $.6 million due to the timing of billings in accordance with terms of contractual agreements.

        Net property and equipment decreased $.6 million. Additions to property and equipment were $.7 million offset by year-to-date depreciation of $1.3 million. The Company has no material commitments for capital expenditures at March 29, 1996. Net acquired intangibles decreased $.3 million, caused by $.1 million in translation adjustments and year-to-date amortization of $.2 million.

        Financing activities used $.4 million of cash for the quarter. The Company repaid $.5 million of long-term debt in accordance with its various loan agreements. As of the end of the quarter, the Company is in compliance with all applicable debt agreement financial ratios and covenants, the most restrictive being the maintenance of a minimum current ratio of 1.5 to 1. At March 29, 1996, the Company's current ratio is 2.3 to 1.

        During the first quarter, the Company received $.1 million from employees for 7,000 shares of stock purchased under the Employee Stock Purchase Plan. The Company also received $.6 million for the exercise of stock options. Payments totaling $.6 million were made for the purchase of stock for treasury.

        The Company has approximately $54 million in aggregate lines of credit which are renewable annually at various times throughout the year.

                           PART II. OTHER INFORMATION
                           --------------------------




Item 4     -   Submission of Matters To A Vote of Security Holders
               ---------------------------------------------------

               The annual meeting of shareholders was held on April 24, 1996 at the Company's Headquarters, 800 Delaware Avenue, Buffalo, New York at 10:00 a.m.

               The Company submitted for shareholder approval the election of Class II directors and an amendment of the Company's 1991 Employee Stock Option Plan.

               Election of Directors

                - Three Class II directors (George B. Beitzel, Richard L.
                  Crandall and Barbara Z. Shattuck) were elected to hold office for two years until the 1998 annual meeting of shareholders and until their successors are elected and qualified. The results of the voting are as follows:


                                                                Total Vote           Total Vote
                                                                   For                 Against
                                                                   ---                 -------

                             George B. Beitzel                  9,026,050               61,131

                             Richard L. Crandall                9,033,570               53,611

                             Barbara Z. Shattuck                9,032,857               54,324


                - The Class I  directors  of the  Company,  whose  terms of office extend until the 1997 annual meeting of shareholders and until their successors are elected and qualified are Gale S. Fitzgerald, Chairman and Chief Executive Officer, Paul W. Joy and Randolph A. Marks.

                Amendment of the Company's 1991 Employee Stock Option Plan

                - An amendment to the Company 1991 Employee Stock Option Plan was approved by a majority of Company shareholders to provide for an automatic grant of 30,000 stock options subject to incremental vesting to non-employee directors every three years in lieu of other cash compensation and to increase the number of shares of the Company's Common Stock available for options under the plan by an additional 750,000 shares. The total vote for the amendment was 6,176,746, the total vote against was 1,202,566 and broker non-votes totaled 1,707,869.

                 -The total number of the Company's common shares issued and outstanding and entitled to be voted at the annual meeting of shareholders was 10,316,830. The total number of shares voted at the annual meeting was 9,087,181 or 88.1 percent of the total issued and outstanding.

Item 6     -   Exhibits And Reports On Form 8-K
               --------------------------------

               Exhibit      Description                                                           Page
               -------      -----------                                                           ----

               11.           Statement re: computation of earnings per share                        10

               27.           Financial Data Schedule                                                12



                                  * * * * * * *



                                    SIGNATURE
                                    ---------



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      COMPUTER TASK GROUP, INCORPORATED



                                      By:    /s/   James R. Boldt
                                         ------------------------
                                             James R. Boldt
                                             Principal Accounting and
                                             Financial Officer


                                             Title: Vice President - Finance





Date:  May 10, 1996