Form 10-Q
period 1996-06-28
COMPUTER TASK GROUP INC
filed 1996-08-09
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1996

                          Commission file number 1-9410

                        Computer Task Group, Incorporated
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           New York                                   16-0912632
- --------------------------------------------   --------------------------------
    (State of incorporation)                       (I.R.S. Employer
                                                    Identification No.)

   800 Delaware Avenue, Buffalo, New York                14209
- --------------------------------------------   --------------------------------
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

                                    Yes X   No
                                       ----   ----

                  Number of shares of common stock outstanding:

                                                          Shares outstanding
         Title of each class                               June 28, 1996
         -------------------                              -----------------
     Common stock, par value
            $.01 per share                                   10,344,140

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.                       FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED

                        CONSOLIDATED STATEMENT OF INCOME

                                   (UNAUDITED)

                                          Quarter Ended      Two Quarters Ended
                                         June 28,  June 30,  June 28,   June 30,
                                          1996      1995       1996       1995
                                         -------   -------   --------   --------
Revenue                                  $91,320   $84,613   $181,325   $166,839

Direct costs                              65,342    61,731    130,502    122,056

Selling, general and
  administrative expenses                 21,294    19,751     42,441     38,711
                                         -------   -------   --------   --------

Operating income                           4,684     3,131      8,382      6,072

Interest and other income                    452        88        720        215

Interest and other expense                   737       379      1,015        789
                                         -------   -------   --------   --------

Income before income taxes                 4,399     2,840      8,087      5,498

Provision for income taxes                 1,760       941      3,235      2,005
                                         -------   -------   --------   --------

Net income                               $ 2,639   $ 1,899   $  4,852   $  3,493
                                         =======   =======   ========   ========

Net income per share                     $  0.30   $  0.22   $   0.55   $   0.41
                                         =======   =======   ========   ========

Weighted average shares outstanding        8,886     8,608      8,811      8,608

Cash dividend per share                  $  0.10   $  0.10   $   0.10   $   0.10






The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEET

                                                                     June 28,    December 31,
                                                                      1996          1995
                                                                   ----------    ----------
ASSETS                                                             (Unaudited)   (Audited)
                                                                     (amounts in thousands)
Current Assets:
  Cash and temporary cash investments                               $  16,493    $  16,545
  Accounts receivable, net of allowance for
    doubtful accounts of $859,000                                      65,381       58,546
  Prepaids and other                                                    1,974        1,621
  Deferred income taxes                                                 2,049        2,057
                                                                    ---------    ---------
         Total current assets                                          85,897       78,769

Property and equipment, net of
    accumulated depreciation and amortization                          15,060       17,981
  Acquired intangibles, net of accumulated
    amortization of $5,964,000 and $5,568,000                           4,953        5,526
  Deferred income taxes                                                 2,061        1,969
  Other assets                                                            805          521
                                                                    ---------    ---------

         Total assets                                               $ 108,776    $ 104,766
                                                                    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                 $    --      $   2,289
  Accounts payable                                                     11,535        9,365
  Accrued compensation                                                 14,188        9,961
  Income taxes payable                                                  2,141        2,080
  Advance billings on contracts                                         2,191        2,168
  Other current liabilities                                             3,518        3,397
                                                                    ---------    ---------
         Total current liabilities                                     33,573       29,260

  Long-term debt                                                         --          3,640
  Deferred compensation benefits                                        8,916        8,739
  Other long-term liabilities                                           1,651        1,651
                                                                    ---------    ---------
         Total liabilities                                             44,140       43,290

Shareholders' Equity
Common stock, par value $.01 per share, 25,000,000 shares
    authorized; 13,418,493 and 13,306,594 shares issued                   134          133
  Capital in excess of par value                                      131,528      114,446
  Retained earnings                                                    19,686       15,687
  Foreign currency adjustment                                          (2,482)      (1,735)
  Less: Treasury stock of 3,074,353 and 3,008,456 shares, at cost     (30,184)     (28,594)
        Loans to employees                                               (351)        (371)
        Stock Employee Compensation Trust of
            1,830,618 shares, at market                               (51,747)     (36,170)
        Minimum pension liability adjustment                           (1,948)      (1,920)
                                                                    ---------    ---------
         Total shareholders' equity                                    64,636       61,476
                                                                    ---------    ---------

         Total liabilities and shareholders' equity                 $ 108,776    $ 104,766
                                                                    =========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                              Two Quarters Ended
                                                             June 28,     June 30,
                                                               1996        1995
                                                             --------    --------
                                                             (Amounts in thousands)
Cash flows from operating activities:
   Net income                                                $  4,852    $  3,493
   Adjustments:
      Depreciation and amortization expense                     2,935       2,880
      Loss on disposal of property and equipment                  398        --
      Deferred compensation expense                               149         261
      Changes in assets and liabilities:
          Increase in accounts receivable                      (7,355)    (12,631)
          Increase in prepaids and other                         (436)       (939)
          (Increase) decrease in deferred income taxes            (84)        787
          (Increase) decrease in other assets                    (284)        144
          Increase (decrease) in accounts payable               2,228        (869)
          Increase in accrued compensation                      4,154       4,433
          Increase in income taxes payable                         68       4,829
          Increase in advance billings on contracts                 8         457
          Increase (decrease) in other current liabilities        177      (2,098)
          Increase in other long-term liabilities                --            53
                                                             --------    --------

Net cash provided by operating activities                       6,810         800

Cash flows from investing activities:
   Additions to property and equipment                         (1,535)     (1,630)
   Proceeds from disposal of property and equipment             1,474        --
                                                             --------    --------

Net cash used in investing activities                             (61)     (1,630)

Cash flows from financing activities:
   Net proceeds from short-term borrowings                       --         1,000
   Principal payments on long-term debt                        (5,929)     (1,095)
   Proceeds from Employee Stock Purchase Plan                     319         259
   Purchase of treasury stock                                  (1,590)       --
   Purchase of stock by the Stock
      Employee Compensation Trust                                --          (734)
   Proceeds from other stock plans                              1,207       1,285
   Dividends paid                                                (853)       (823)
                                                             --------    --------

Net cash used in financing activities                          (6,846)       (108)

Effect of exchange rate changes on cash
   and temporary cash investments                                  45          49
                                                             --------    --------
Net decrease in cash and temporary cash investments               (52)       (889)
Cash and temporary cash investments at beginning of year       16,545       5,112
                                                             --------    --------
Cash and temporary cash investments at end of quarter        $ 16,493    $  4,223
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

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              FOR THE QUARTER AND TWO QUARTERS ENDED JUNE 28, 1996

Results of Operations
- ---------------------

         The Company reported second quarter revenue of $91.3 million, the highest quarterly revenue in its history, and net income of $2.6 million, an increase of 39.0 percent over 1995 second quarter net income of $1.9 million. The Company reported year-to-date revenue of $181.3 million and net income of $4.9 million, an increase of 38.9 percent over 1995 year-to-date net income of $3.5 million.

         Second quarter 1996 revenue of $91.3 million was 7.9 percent greater than second quarter 1995 revenue of $84.6 million. The majority of the 7.9 percent increase is due to a $4.9 million or 6.4 percent increase in revenue from North American operations. The North American increase is primarily attributable to an increase in billable staff of 4.0 percent from the second quarter of 1995 to the second quarter of 1996. European revenue increased by $1.8 million or 21.9 percent, also due to an increase in billable staff of 24.4 percent from the second quarter of 1995 to the second quarter of 1996. IBM continues to be the Company's largest customer, accounting for $25.9 million or
28.4 percent of second quarter 1996 revenue and $49.9 million or 27.5 percent of year-to-date revenue. Revenue from IBM accounted for 21.0 percent and 20.7 percent, respectively, of second quarter and year-to-date 1995 revenue.

         Direct costs, defined as costs for billable staff, in the second quarter were $65.3 million or 71.5 percent of revenue compared to $61.7 million or 73.0 percent of revenue in the second quarter of 1995. Direct costs for the 1996 year-to-date period were 72.0 percent of revenue, as compared to 73.2 percent for the 1995 year-to-date period. The decrease in direct costs as a percentage of revenue compared to the second quarter of 1995 and for 1995 year-to-date is primarily due to an increased focus on key accounts, an increase in billing rates and an increase in the utilization of professional staff.

         Selling, general and administrative expenses were $21.3 million or 23.3 percent of revenue in the second quarter of 1996 compared to $19.8 million or
23.4 percent of revenue in the second quarter of 1995. Selling, general and administrative expenses were $42.4 million or 23.4 percent of revenue for the 1996 year-to-date period as compared to $38.7 or 23.2 percent of revenue for the 1995 year-to-date period.

         Operating income was $4.7 million or 5.1 percent of revenue in the second quarter of 1996 compared to $3.1 million or 3.7 percent of revenue in the second quarter of 1995. Operating income was $8.4 million or 4.6 percent of revenue for the 1996 year-to-date period as compared to $6.1 million or 3.6 percent of revenue for the 1995 year-to-date period. The increase is primarily due to the reduction of direct costs as a percentage of revenue and the increase in European revenue. Operating income from North American operations increased $.6 million or 20.2 percent for the second quarter of 1996 and $1.3 million or
21.8 percent for the 1996 year-to-date period. European operations recorded operating income of $1.0 million and $1.4 million, respectively, in the second quarter of 1996 and 1996 year-to-date period, compared to operating income of $.1 million and $.3 million, respectively, in the second quarter of 1995 and the 1995 year-to-date period.

         Interest and other expense, net amounted to $.3 million for the second quarter of 1996 and 1995. There were no material gains or losses from foreign exchange on currency.

         Income before income taxes increased by $1.6 million from $2.8 million or 3.3 percent of revenue in the second quarter of 1995 to $4.4 million or 4.8 percent of revenue in the second quarter of 1996, and by $2.6 million from $5.5 million or 3.3 percent of revenue for the 1995 year-to-date period to $8.1 million or 4.5 percent of revenue for the 1996 year-to-date period. The provision for income taxes for the second quarter of 1996 was 40 percent, as compared to 33 percent for the second quarter of 1995. The second quarter 1996 income tax rate is typical for the Company. The 1995 rate was reduced primarily due to a decrease in the Company's reserve for potential income tax assessments taken in the second quarter of 1995.

         The Company's goal is to continue to increase billable headcount to meet market demand. It is the Company's goal to reduce direct costs as a percentage of revenue and contain selling, general and administrative expenses as the Company grows.

Financial Condition
- -------------------

         Cash provided by operations was $6.8 million for the first half of 1996. Net income totaled $4.9 million and non-cash adjustments for depreciation and amortization expense and deferred compensation expense totaled $3.1 million. The $7.4 million or 12.6 percent increase in accounts receivable is primarily a result of the increase in revenue. Prepaid assets increased $.4 million due to the prepayment of items that will be expensed throughout the remainder of the year. The $2.2 million increase in accounts payable is primarily due to the timing of payments at quarter end versus the prior year end. Accrued compensation increased $4.2 million primarily due to an increase in the usage of outside consultants by the Company during 1996.

         Net property and equipment decreased $2.9 million. Additions to property and equipment were $1.5 million offset by year-to-date depreciation of $2.5 million and disposals of $1.9 million. The Company has no material commitments for capital expenditures at June 28, 1996. Net acquired intangibles decreased $.6 million, caused by year-to-date amortization of $.4 million and $.2 million in translation adjustments.

         Financing activities used $6.8 million of cash for the first half of 1996. The Company repaid $5.9 million of long-term debt to reduce its outstanding balances at June 28, 1996 to zero. At June 28, 1996, the Company's current ratio is 2.6 to 1.

         During the first half of 1996, the Company received $.3 million from employees for 14,700 shares of stock purchased under the Employee Stock Purchase Plan. The Company also received $1.2 million for the exercise of stock options. Payments totaling $1.6 million were made for the purchase of stock for treasury. The Company paid an annual dividend of $853,000 to shareholders on a $.10 per share dividend.

         The Company has approximately $54 million in aggregate lines of credit which are renewable annually at various times throughout the year.


                           PART II. OTHER INFORMATION
                           --------------------------
Item 6     -      Exhibits And Reports On Form 8-K
                  --------------------------------

                  Exhibit  Description                                         Page
                  -------  -----------                                         ----

                  11.      Statement re: computation of earnings per share       9

                  27.      Financial Data Schedule                              11

                                                   * * * * * * *



                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COMPUTER TASK GROUP, INCORPORATED

                                  By:    /s/ James R. Boldt
                                     ---------------------------------
                                         James R. Boldt
                                         Principal Accounting and
                                         Financial Officer


                                         Title:  Vice President - Finance

Date:  August 9, 1996