Form 10-Q
period 1996-09-27
COMPUTER TASK GROUP INC
filed 1996-11-12
CIK 23111

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1996

                          Commission file number 1-9410
                          -----------------------------

                        Computer Task Group, Incorporated
                        ---------------------------------
             (Exact name of Registrant as specified in its charter)

          New York                                     16-0912632
          --------                                     ----------
  (State of incorporation)                (I.R.S. Employer Identification No.)

 800 Delaware Avenue, Buffalo, New York                        14209
 --------------------------------------                        -----
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

                                    Yes X  No
                                       ---   ---
                  Number of shares of common stock outstanding:

                                                         Shares outstanding
           Title of each class                          September 27, 1996
           -------------------                          ------------------

       Common stock, par value
              $.01 per share                                   10,327,276

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.                       FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                     Quarter Ended                Three Quarters Ended
                                            September 27,     September 29,     September 27,    September 29,
                                                1996              1995              1996           1995
                                            -----------       ----------        ----------       -----------
Revenue                                     $    89,410       $   85,609        $  270,735       $   252,448

Direct costs                                     63,295           62,358           193,797           184,414

Selling, general and
  administrative expenses                        21,255           20,000            63,696            58,711
                                            -----------       ----------        ----------       -----------

Operating income                                  4,860            3,251            13,242             9,323

Interest and other income                           210              131               930               346

Interest and other expense                         (47)            (212)           (1,062)           (1,001)
                                            -----------       ----------        ----------       -----------

Income before income taxes                        5,023            3,170            13,110             8,668

Income tax expense (benefit)                      2,009          (1,988)             5,244                17
                                            -----------       ---------         ----------       -----------

Net income                                  $     3,014       $    5,158        $    7,866       $     8,651
                                            ===========       ==========        ==========       ===========

Net income per share                        $      0.34       $     0.59        $     0.89       $      1.00
                                            ===========       ==========        ==========       ===========

Weighted average shares outstanding               8,839            8,685             8,820             8,655

Cash dividend per share                     $         -       $        -        $     0.10       $      0.10



The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEET

                                                                              September 27,    December 31,
                                                                                     1996              1995
                                                                              ----------       -----------
                                                                              (Unaudited)       (Audited)
                                                                                (amounts in thousands)
ASSETS

Current Assets:
  Cash and temporary cash investments                                         $   33,069       $    16,545
  Accounts receivable, net of allowance for
    doubtful accounts of $859,000                                                 58,993            58,546
  Prepaids and other                                                               1,891             1,621
  Deferred income taxes                                                            2,058             2,057
                                                                              ----------       -----------
         Total current assets                                                     96,011            78,769

Property and equipment, net of
    accumulated depreciation and amortization                                     14,561            17,981
  Acquired intangibles, net of accumulated
    amortization of $6,152,000 and $5,568,000                                      4,756             5,526
  Deferred income taxes                                                              919             1,969
  Other assets                                                                       620               521
                                                                              ----------       -----------

         Total assets                                                         $  116,867       $   104,766
                                                                              ==========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                           $        -       $     2,289
  Accounts payable                                                                11,230             9,365
  Accrued compensation                                                            19,416             9,961
  Income taxes payable                                                             1,429             2,080
  Advance billings on contracts                                                    1,258             2,168
  Other current liabilities                                                        6,003             3,397
                                                                              ----------       -----------
         Total current liabilities                                                39,336            29,260

  Long-term debt                                                                       -             3,640
  Deferred compensation benefits                                                   9,000             8,739
  Other long-term liabilities                                                      1,651             1,651
                                                                              ----------       -----------
         Total liabilities                                                        49,987            43,290

Shareholders' Equity
Common stock, par value $.01 per share, 25,000,000 shares
    authorized; 13,458,129 and 13,306,594 shares issued                              135               133
  Capital in excess of par value                                                 137,181           114,446
  Retained earnings                                                               22,700            15,687
  Foreign currency adjustment                                                     (2,474)           (1,735)
  Less:  Treasury stock of 3,130,853 and 3,008,456 shares, at cost               (31,629)          (28,594)
             Loans to employees                                                     (336)             (371)
             Stock Employee Compensation Trust of
                 1,830,618 shares, at market value                               (56,749)          (36,170)
             Minimum pension liability adjustment                                 (1,948)           (1,920)
                                                                              ----------       -----------
         Total shareholders' equity                                               66,880            61,476
                                                                              ----------       -----------

         Total liabilities and shareholders' equity                           $  116,867       $   104,766
                                                                              ==========       ===========



The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                          Three Quarters Ended
                                                                                      September 27,     September 29,
                                                                                           1996              1995
                                                                                        ---------         --------
                                                                                         (Amounts in thousands)
Cash flows from operating activities:
   Net income                                                                         $   7,866         $  8,651
   Adjustments:
      Depreciation and amortization expense                                               4,280            4,575
      Loss on disposal of property and equipment                                            406                -
      Deferred compensation expense                                                         233              373
      Changes in assets and liabilities:
          Increase in accounts receivable                                                  (959)          (6,972)
          Increase in prepaids and other                                                   (349)            (642)
          Decrease in deferred income taxes                                               1,049            2,724
          (Increase) decrease in other assets                                               (99)             353
          Increase (decrease) in accounts payable                                         1,920           (1,837)
          Increase in accrued compensation                                                9,340            9,814
          Increase (decrease) in income taxes payable                                      (644)             206
          Increase (decrease) in advance billings on contracts                             (925)             565
          Increase (decrease) in other current liabilities                                2,684           (2,132)
          Decrease in other long-term liabilities                                             -               (8)
                                                                                      ---------         --------

Net cash provided by operating activities                                                24,802           15,670

Cash flows from investing activities:
   Additions to property and equipment                                                   (2,196)          (3,374)
   Proceeds from disposal of property and equipment                                       1,474                -
                                                                                      ---------         --------

Net cash used in investing activities                                                      (722)          (3,374)

Cash flows from financing activities:
   Net proceeds from short-term borrowings                                                    -           (4,500)
   Principal payments on long-term debt                                                  (5,929)          (1,643)
   Proceeds from Employee Stock Purchase Plan                                               490              371
   Purchase of treasury stock                                                            (3,035)          (3,150)
   Purchase of stock by the Stock Employee Compensation Trust                                 -             (734)
   Proceeds from other stock plans                                                        1,703            4,976
   Dividends paid                                                                          (853)            (823)
                                                                                      ----------        --------

Net cash used in financing activities                                                    (7,624)          (5,503)

Effect of exchange rate changes on cash and temporary cash investments                       68              420
                                                                                      ---------         --------
Net increase in cash and temporary cash investments                                      16,524            7,213
Cash and temporary cash investments at beginning of year                                 16,545            5,112
                                                                                      ---------         --------
Cash and temporary cash investments at end of quarter                                 $  33,069         $ 12,325
                                                                                      =========         ========





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

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE QUARTER AND THREE QUARTERS ENDED SEPTEMBER 27, 1996

Results of Operations
---------------------

        This document may contain certain forward looking statements concerning the Company's current expectations as to future results. Such statements are made by the Company based upon current assumptions as to the anticipated growth of the industry, price and wage inflation, and the availability of qualified professional staff, and involve a number of risks and uncertainties. As such, actual results may differ materially.

        The Company reported third quarter revenue of $89.4 million and net income of $3.0 million and year-to-date revenue of $270.7 million and net income of $7.9 million. Third quarter 1996 revenue of $89.4 million was 4.4 percent greater than third quarter 1995 revenue of $85.6 million. $2.1 million of the increase results from a 2.7 percent increase in revenue from North American operations. The North American increase is primarily attributable to an increase in billable rates from the third quarter of 1995 to the third quarter of 1996. European revenue increased by $1.7 million or 21.5 percent, due to an increase in billable staff of 31.7 percent from the third quarter of 1995 to the third quarter of 1996. IBM continues to be the Company's largest customer, accounting for $26.8 million or 30.0 percent of third quarter 1996 revenue and $76.7 million or 28.3 percent of year-to-date revenue. Revenue from IBM accounted for
24.0 percent and 22.0 percent, respectively, of third quarter and year-to-date 1995 revenue.

        Direct costs, defined as costs for billable staff, in the third quarter were $63.3 million or 70.8 percent of revenue compared to $62.4 million or 72.9 percent of revenue in the third quarter of 1995. Direct costs for the 1996 year-to-date period were 71.6 percent of revenue, as compared to 73.1 percent for the 1995 year-to-date period. The decrease in direct costs as a percentage of revenue compared to the third quarter of 1995 and for 1995 year-to-date is primarily due to an increase in billing rates, and an increase in the utilization of professional staff.

        Selling, general and administrative expenses were $21.3 million or 23.8 percent of revenue in the third quarter of 1996 compared to $20.0 million or
23.4 percent of revenue in the third quarter of 1995. Selling, general and administrative expenses were $63.7 million or 23.5 percent of revenue for the 1996 year-to-date period as compared to $58.7 or 23.3 percent of revenue for the 1995 year-to-date period.

        Operating income was $4.9 million or 5.4 percent of revenue in the third quarter of 1996 compared to $3.3 million or 3.8 percent of revenue in the third quarter of 1995. Operating income was $13.2 million or 4.9 percent of revenue for the 1996 year-to-date period as compared to $9.3 million or 3.7 percent of revenue for the 1995 year-to-date period. The increase is primarily due to the factors discussed above. Operating income from North American operations increased $.7 million or 21.4 percent for the third quarter of 1996 and $2.0 million or 21.7 percent for the 1996 year-to-date period. European operations recorded operating income of $.8 million and $2.2 million, respectively, in the third quarter of 1996 and the 1996 year-to-date period, compared to an operating loss of $.1 million and operating income of $.2 million, respectively, in the third quarter of 1995 and the 1995 year-to-date period.

        Income before income taxes increased by $1.8 million from $3.2 million or 3.7 percent of revenue in the third quarter of 1995 to $5.0 million or 5.6 percent of revenue in the third quarter of 1996, and by $4.4 million from $8.7 million or 3.4 percent of revenue for the 1995 year-to-date period to $13.1 million or 4.8 percent of revenue for the 1996 year-to-date period. The provision for income taxes for the third quarter of 1996 was 40 percent, compared to a benefit for the third quarter of 1995. The 1995 benefit was a result of the Company recording a tax benefit of $3.2 million related to losses associated with the Company's European operations. During the third quarter of 1995, the Company completed an assessment of its alternatives for its European operations, including a determination of the value of these operations. Based on this assessment, the Company recorded tax benefits for these losses which were previously recognized for financial reporting purposes. Without this benefit, the tax rate would have approximated 37 percent.

The 1995 rate was reduced primarily due to a decrease in the Company's reserve for potential income tax assessments taken in the third quarter of 1995.

        The Company's goal is to continue to increase billable headcount to meet market demand. It is the Company's goal to reduce direct costs as a percentage of revenue and contain selling, general and administrative expenses as the Company grows.

Financial Condition
-------------------

        Cash provided by operations was $24.8 million for the first three quarters of 1996. Net income totaled $7.9 million and non-cash adjustments for depreciation and amortization expense and deferred compensation expense totaled $4.5 million. The $1.0 million or 1.7 percent increase in accounts receivable is primarily a result of the increase in revenue offset by improved accounts receivable turnover. Prepaid assets increased $.3 million due to the prepayment of items that will be expensed throughout the remainder of the year. The $1.9 million increase in accounts payable is primarily due to the timing of payments at quarter end versus the prior year end. Accrued compensation and other current liabilities increased $12.0 million as a result of the timing of the Company's U.S. bi-weekly payroll and due to an increase in the usage of outside contractors by the Company during 1996.

        Net property and equipment decreased $3.4 million. Additions to property and equipment were $2.2 million offset by year-to-date depreciation of $3.7 million and disposals of $1.9 million. The Company has no material commitments for capital expenditures at September 27, 1996. Net acquired intangibles decreased $.8 million, caused by year-to-date amortization of $.6 million and $.2 million in translation adjustments.

        Financing activities used $7.6 million of cash for the first three quarters of 1996. The Company repaid $5.9 million of long-term debt to reduce its outstanding balances at September 27, 1996 to zero. At September 27, 1996, the Company's current ratio is 2.4 to 1.

        During the first three quarters of 1996, the Company received $.5 million from employees for 20,800 shares of stock purchased under the Employee Stock Purchase Plan. The Company also received $1.7 million for the exercise of stock options. Payments totaling $3.0 million were made for the purchase of stock for treasury. The Company paid an annual dividend of $.10 per share totaling $853,000 in May 1996.

        The Company has approximately $54 million in aggregate lines of credit which are renewable annually at various times throughout the year.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6   -   Exhibits
             --------

             Exhibit  Description                                     Page
             -------  -----------                                     ----

             11.      Statement re: computation of earnings per share    9

             27.      Financial Data Schedule                           11

                                  * * * * * * *



                                    SIGNATURE
                                    ---------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COMPUTER TASK GROUP, INCORPORATED

                                      By:    /s/   James R. Boldt
                                             -----------------------------
                                             James R. Boldt
                                             Principal Accounting and
                                             Financial Officer

                                             Title: Vice President - Finance

Date:  November 11, 1996