Form 10-K405
period 1996-12-31
COMPUTER TASK GROUP INC
filed 1997-03-28
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

          x             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         ---            SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                                             -----------------
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from _______ to _______

                           Commission File No. 1-9410

                        COMPUTER TASK GROUP, INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

State of New York                                                     16-0912632
--------------------------------                            -------------------
(State of incorporation)                                    (I.R.S. Employer
                                                            Identification No.)

800 Delaware Avenue, Buffalo, New York                                14209
---------------------------------------------               -------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (716) 882-8000
                                                                --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
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

                                    YES X     NO
                                       ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                        [ X ]

The aggregate market value of the Registrant's voting stock held by non-affiliates at March 19, 1997 was $289,961,650. Solely for the purposes of this calculation, all persons who are or may be executive officers or directors of the Registrant and all persons who have filed a Schedule 13D with respect to the Registrant's stock have deemed to be affiliates.

The total number of shares of Common Stock of the Registrant outstanding at March 19, 1997 was 10,341,804.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this report: Parts I, II and IV--the Registrant's 1996 Annual Report to Shareholders; Part III--the Registrant's definitive Proxy Statement as filed with the Securities and Exchange Commission and as used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 30, 1997.

                                     PART I
                                     ------



         Statements included in this document that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and of
Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward looking statements involve risks and uncertainties which could cause results or outcomes to differ materially from those expressed in such forward looking statements. Forward looking statements may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued need of current and prospective customers for the Company's services, the availability of qualified professional staff, and price and wage inflation.

ITEM 1.  BUSINESS
         --------
         Computer Task Group, Incorporated (Company or CTG or Registrant) was incorporated in Buffalo, New York on March 11, 1966, and its corporate headquarters are located at 800 Delaware Avenue, Buffalo, New York 14209 (716-882-8000). CTG is an information technology (IT) services company. CTG employs approximately 5,000 people and serves customers through an international network of offices in North America and Europe. The Company has six operating subsidiaries: CTG Services, Inc.; Computer Task Group of Canada, Inc.; Computer Task Group (U.K.) Ltd.; Computer Task Group Nederland B.V.; Computer Task Group Luxembourg S.A.; and Computer Task Group Belgium N.V. As of July 1, 1994, the Company sold its petroleum industry subsidiaries, Profimatics, Inc. and Profimatics & Co., GmbH.



BACKGROUND
----------
         The Company operates in one area of the computer industry -- providing IT services. A typical customer is an organization with large, complex information and data processing requirements. CTG's customer base is large and diverse, consisting of approximately 500 customers in North America and Europe. Of total 1996 revenue of $365.1 million, approximately 89 percent was generated in North America and 11 percent in Europe. The Company derives the majority of its revenue from services provided to companies in the Fortune 500.

         CTG works with customers to develop effective business solutions through information systems and technology. The Company's professional staff may support a customer's software development team on a specific application or project or may manage the project entirely for the customer. The Company's range of services extends from flexible staffing provided on a per diem basis to managing multi-million dollar technology projects. Approximately 52 percent of the Company's services are provided to customers in the service sectors, followed by 21 percent in the manufacturing industry, 9 percent in the banking and finance sector and 18 percent in other industries. Most of CTG's services are provided on-site at the customer's facilities. CTG's network of offices provides wide geographical coverage with the capability of servicing large companies with multiple locations.

         CTG's strategy is to build the core of its business around its Key Clients. Key Clients are companies that present CTG with the greatest opportunity to add value to their business as a strategic partner. With Key Clients, CTG believes it can build a strong, lasting, high-value relationship.

         CTG's services are sold and delivered on a local level through its network of geographically dispersed delivery teams made up of account executives, resource managers, staffing managers and business consultants. The Company has a staff of recruiting specialists located in regional locations who utilize an electronic recruiting database to screen and qualify individuals who are available to work on CTG's clients' information technology needs. The Company maintains a database of qualified candidates available for assignments. Staffing managers at the local delivery team level interview, hire and staff IT professionals on a client engagement and resource managers focus on their development, management, training and performance.

         International Business Machines Corporation (IBM) is CTG's largest customer. CTG provides services to various IBM divisions in approximately 50 locations. In 1995, CTG was awarded a two-year contract to be one of IBM's nine national technical service providers in the United States. This contract expires in July 1997, and the Company anticipates renewal of the contract for two additional years. IBM accounted for $104.7 million or 29.4 percent of 1996 revenue; $80 million or 23.7 percent of CTG's 1995 revenue; and $68 million or
22.7 percent of CTG's 1994 revenue. The Company expects to continue to derive a significant portion of its business from IBM in 1997 and to actively pursue new business with IBM. A significant decline in revenue from IBM would have a material adverse impact on the Company's revenue and profits. The Company believes the simultaneous loss of all IBM business is unlikely to occur due to the diversity of the projects performed for IBM and the number of locations and divisions involved.

         The Company has registered its symbol and logo with the U.S. Patent and Trademark Office. It has entered into agreements with various software and hardware vendors from time to time in the normal course of business, none of which is material to the business.


SERVICES
--------
         CTG operates in one industry segment, the services area of the IT industry. Geographic area information is included in CTG's 1996 Annual Report to Shareholders on page 24 and is incorporated herein by reference.

         Most companies follow a continuous process to create IT business solutions. The IT business solution life cycle begins with planning, as companies design strategies to meet overall business objectives using IT. Planning is followed by development, in which companies develop and implement IT solutions using their newly devised plans. Finally, managing and maintaining the engagement ensure systems and technologies are supported to preserve their effectiveness. CTG provides services in each of these three areas as follows:

         Business Consulting. Business consulting focuses on the planning phase of the IT life cycle. CTG's consultants help a customer develop the plan to reengineer its business processes, assess its technology needs, and choose the appropriate technology solution.

         Development & Integration. Development and integration supports the implementation phase of the IT life cycle, including application development, client/server development, and software package implementation.

         Managed Support. Managed support addresses the maintenance segment of the IT life cycle. It encompasses service offerings such as operations and network support (running or maintaining a customer's systems), application support (maintaining a company's programs and documentation) and installing and maintaining a help desk.


SALES AND MARKETING
-------------------
         On a corporate, regional, and local level, management performs the business planning necessary to assess industry and customer needs and target markets. The Company sells its services at a local and regional level, consistent with the business planning process.

         Customers are served by local teams, comprised of account executives, business consultants, staffing managers and resource managers -- the first two focus on identifying an engagement and the latter two focus on recruiting and retaining appropriate, high-quality professionals for the engagement. Supporting these local teams are recruiters backed by a national electronic database of professional computer consultants and programmers.

         Account executives are full-time employees who receive a base salary and are paid commissions based on objectives such as the amount and profitability of the business they sell. Each account executive is assigned a sales quota and is paid in relationship to this quota. Account executives, and the professionals serving our customers, continually seek to identify new opportunities with existing and prospective customers. CTG publishes brochures that explain its services, produces informative customer newsletters, advertises in trade publications and participates in trade shows.

         The Internet is a component of the Company's sales and marketing strategy. The Company is continuously refining and building new Internet functionality to provide current information to its customers, investors and prospective employees. The Internet presents an opportunity for new business. CTG is currently developing internal and external Internet tools to support its clients. CTG has been using the Internet for several years as a communications tool.


PRICING AND BACKLOG
-------------------
         The majority of CTG's IT professional services business is performed on a time-and-materials basis. Rates vary based on the type and level of skill required by the customer, as well as geographic location. Agreements for work performed on a time-and-materials basis generally do not specify any dollar amount as services are rendered on an "as required" basis.


         The Company performs managed support activities on a monthly fee basis. The Company also performs project business in the realm of application development and maintenance on a fixed price basis. These contracts generally have different terms and conditions regarding cancellation and warranties, and are usually negotiated based on the unique aspects of the project. Contract value for fixed price contracts is generally a function of the type and level of skills required to complete the related project and the risk associated with the project. Risk is a function of the project deliverable, completion date, and CTG's management and staff performance. Fixed-price contracts accounted for under the percentage of completion method represented approximately two percent of the Company's 1996 revenue, compared to four percent in 1995. Revenue from all fixed price contracts, including those accounted for on a monthly fee and cost plus basis represented 14 percent of revenue in 1996, compared to 13 percent in 1995. As of December 31, 1996 and 1995, the backlog for fixed-price contracts was approximately $99 million and $51 million, respectively. Approximately 49 percent of the December 31, 1996 backlog is expected to be earned in 1997. Revenue is subject to seasonal variations, with a minor downturn in months of high vacation and legal holidays (July, August and December). The backlog is not seasonal.

COMPETITION
-----------
         The IT services market is highly competitive. The market is also highly fragmented among many providers with no single competitor maintaining clear market leadership. The Company's competition varies from city to city and by the type of service provided. Competition comes from four major channels: large national or international vendors, including major accounting and consulting firms; hardware vendors and suppliers of packaged software systems; small local firms or individuals specializing in specific programming services or applications; and, a customer's internal data processing staff, which offer a variety of development services to a broad spectrum of commercial customers. CTG competes against all four of these for its share of the market.

         CTG has implemented a Total Quality Management Program, with a goal to achieve continuous, measured improvements in services and deliverables. As part of this program, CTG has developed specific methodologies for providing value added services that result in unique solutions and specified deliverables for its clients. The Company believes these methodologies will enhance its ability to compete. Several of CTG's offices are ISO 9001 certified and others are preparing for certification.

         The Company believes that to compete successfully it is necessary to have a local geographic presence, offer appropriate IT solutions, provide skilled professional resources and price its services competitively.

MANAGEMENT AND PROFESSIONAL STAFF
---------------------------------
         As of December 31, 1996, CTG employed approximately 5,000 people, of whom 4,500 were billable technical professionals.

         Qualified systems engineers and professionals with computer-related skills are in great demand and the Company faces considerable competition in attracting and retaining such individuals. Additionally, the supply of such individuals is limited. Management has developed a professional staff resources database, CTG-Smartsource, which contains information on approximately 170,000 qualified IT professionals. This database provides a pipeline of quality professional resources to assist management in providing customers with responsive, dependable and cost-effective service to fulfill the needs required. The Company offers several employment options to enable it to attract and retain professional staff. The Company offers full-time or part-time employment, pays its employees on either a salaried or hourly basis, and has a diverse and flexible benefits package.


         CTG's service agreements with its customers generally state that neither party may hire the other's personnel for the term of the project and a stated period thereafter. The Company's employees are required to sign non-solicitation and non-disclosure agreements stating they will not accept employment directly or indirectly with a customer or solicit or hire another employee, for a specified period after termination of employment. The agreements also provide that the employee will not use or disclose Company or client confidential information. In addition, entry level staff who attend the Company's systems training course and more experienced staff who complete new technology training sign agreements to reimburse the Company for the cost of the training if they voluntarily terminate their employment within a defined period from the date the training program starts.

         No employees are covered by a collective bargaining agreement or are represented by a labor union. CTG is an equal opportunity employer.


TECHNICAL AND MANAGEMENT TRAINING
---------------------------------
         To ensure a steady supply of entry level IT professionals, the Company operates a training facility in Buffalo, New York where college graduates are taught the skills required to become commercially proficient. In addition, the Company also provides ongoing educational programs so that its technical staff has the skills needed to respond to today's new demands. Instructor-based classroom training, and video and computer-based training courses, are utilized.

         CTG also offers its employees management and sales training. These courses teach marketing and management practices and serve both as refresher courses and as training vehicles to ensure that staff has the skills necessary to compete in the IT services industry. They also provide a forum for imparting Company policies to ensure consistency in the quality of services throughout the Company's organization.

         CTG believes its training and continuing education programs keep its technical staff current and provide the Company with the necessary management and marketing personnel to support future growth. CTG invested approximately $5 million, $4 million and $4.4 million, on education in 1996, 1995, and 1994, respectively, including compensation paid to technical staff while in training.


FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS
-----------------------------------------------------------------

                                                                       (amounts in thousands)
                                                               1996              1995             1994
                                                               ----              ----             ----

Revenue from Unaffiliated Customers
     North America                                        $   325,328      $   306,156       $   274,115
     Europe                                                    39,748           33,251            27,444
                                                          -----------      -----------       -----------
                                                          $   365,076      $   339,407       $   301,559
                                                          ===========      ===========       ===========
Operating Income (Loss)
     North America                                        $    15,253      $    12,300       $    (2,348)
     Europe                                                     3,265              450               128
                                                          -----------      -----------       -----------
                                                          $    18,518      $    12,750       $    (2,220)
                                                          ===========      ===========       ===========
Identifiable Assets
     North America                                        $    54,943      $    61,771       $    62,406
     Europe                                                    14,988           13,280            10,510
     Corporate and Other                                       51,350           29,715            22,574
                                                          -----------      -----------       -----------
                                                          $   121,281      $   104,766       $    95,490
                                                          ===========      ===========       ===========


                        Executive Officers of the Company
                        ---------------------------------
                                                     Term Of          Period During             Other Positions
                                                      Office        Which Served as            And Offices with
Name and Age                 Office                  Expires      Executive Officer(1)         Registrant
------------                 ------                  -------      --------------------         ----------

Gale S. Fitzgerald           Chairman of             4-30-97      5-6-91 to date               Director
     46                      the Board and
                             Chief Executive Officer

Jonathan R. Asher            Vice President          4-30-97      12-16-96 to date             None
     51

Richard A. Ballou            Vice President          4-30-97      11-2-93 to date              None
     45

Charles A. Barbour           Vice President          4-30-97      11-2-93 to date              None
     45

James R. Boldt               Vice President          4-30-97      2-12-96 to date              Treasurer
     45                      and Chief
                             Financial Officer

Louis J.F. Boyle             Vice President          4-30-97      7-1-94 to date               None
     45

Beatrice DeRocco             Vice President          4-30-97      4-26-95 to date              None
     52

 Vincent J. Gallenti         Vice President          4-30-97      7-1-96 to date               None
     47

Michael E. Grich             Vice President          4-30-97      2-9-95 to date               None
     48

Joseph G. Makowski           Vice President          4-30-97      9-30-89 to date              Secretary
     43                      and General
                             Counsel

Nico H. Molenaar             Vice President          4-30-97      1-2-96 to date               None
     41

---------------

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

         Mr. Asher joined the Company as a vice  president in December  1996. He was  previously an executive  with
IBM-Integrated  Systems  Solutions  Corporation.  Mr.  Asher  has  over 20 years of  experience,  and is  currently responsible for the IBM National Team.





                                                                        7

         Mr. Ballou was promoted to vice president in November 1993 and has been employed by the Company for 12 years. He has held a variety of technical and management positions and is presently responsible for the operations of the Company's Southeast region.

         Mr. Barbour was promoted to vice president in November 1993 and has been employed by the Company for 16 years. He has held a variety of management positions and is presently responsible for the operations of the Company's North region.

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

         Ms. DeRocco joined the Company as a vice president in April 1995. She previously held a variety of management positions at IBM and was responsible for the operations of the Company's West region until January 1, 1997 when she was appointed as vice president, sales and marketing.

         Mr. Gallenti joined the Company as a vice president in July 1996. He was previously vice president, human resources and quality of Fidelity Investments-Systems Company. He has over 20 years of experience, and he is currently responsible for the Company's human resource and organizational development functions.

         Mr. Grich was promoted to vice president in February 1995 and has been employed by the Company since 1991. He has held a variety of sales and management positions and is presently responsible for the operations of the Company's West region. Prior to joining the Company, he was employed by Cap Gemini as Northeastern director for sales and marketing. He also spent 20 years with IBM where his last position was branch manager for IBM's Hartford Professional Services office.

         Mr. Makowski was promoted to vice president in September 1993 and has been employed by the Company for 11 years. He has served as secretary and general counsel since September 1989. He has served as the Company's corporate counsel since 1985.

         Mr. Molenaar was promoted to vice president in January 1996 and has been employed by the Company since 1988. He has held a variety of management positions and is presently responsible for the Company's European operations.


ITEM 2.  PROPERTIES
         ----------

         The Company occupies a headquarters building (approximately 40,000 square feet) at 800 Delaware Avenue, and an office building at 700 Delaware Avenue, both located in Buffalo, New York. The office building consists of approximately 39,000 square feet and is occupied by the Company's Buffalo sales office and corporate administrative operations. There are no mortgages on either of these buildings.

         The Company also owns a 37,000 square foot building in Melbourne, Florida with a net book value of $1.8 million which it has leased to a third party under a five-year lease.

         The remainder of the Company's locations are leased facilities. Most of these facilities serve as sales and support offices and their size varies, generally in the range of 1,000 to 12,000 square feet, with the number of people employed at each office. The Company's lease terms generally vary from periods of less than a year to five years and generally have flexible renewal options. The Company believes that its present owned and leased facilities are adequate to support its current and anticipated future needs.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         The Company is involved in litigation arising in the normal course of business. In the opinion of management, an adverse outcome to any of this litigation would not have a material effect on the financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         Not applicable.

                                    PART II
                                    -------



ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
          --------------------------------------------------------------------

         Information relating to the market for and market prices of the Company's Common Stock, the approximate number of Company shareholders and the Company's dividend history for the past two years is included under the caption "Stock Market Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1996, submitted herewith as an exhibit, and incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

         A ten-year summary of certain financial information relating to the financial condition and results of operations of the Company is included under the caption "Consolidated Summary - Ten-Year Selected Financial Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1996, submitted herewith as an exhibit, and incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
          OF OPERATIONS
          -------------

         Management's discussion and analysis of financial condition and results of operations is included in the Company's Annual Report to Shareholders for the year ended December 31, 1996, under the heading "Management's Discussion and Analysis," submitted herewith as an exhibit, and incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The consolidated financial statements of the Company and the required Supplementary Data information are included in the Company's Annual Report to Shareholders for the year ended December 31, 1996, submitted herewith as an exhibit, and incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ----------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         On October 16, 1995, the Company engaged KPMG Peat Marwick LLP (KPMG) as the principal accountants to audit the Company's financial statements for the fiscal year ending December 31, 1995. The Company did not consult with KPMG regarding accounting advice prior to its engagement.

         Price Waterhouse LLP (Price Waterhouse) had been engaged since 1977 as the principal accountants to audit the Company's financial statements. Price Waterhouse's report on the financial statements of the Company as of December 31, 1994 and 1993 and for the years then ended contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. Also, during the aforementioned period, there occurred no "reportable event" within the meaning of Item 304(a)(1)(v) of Regulation S-K of the Commission.

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

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The information in response to this item is incorporated herein by reference to the information set forth on pages 2 and 5 in the Company's definitive Proxy Statement filed pursuant to Regulation 14A and used in connection with the Company's 1997 annual meeting of shareholders to be held on April 30, 1997, except insofar as information with respect to executive officers is presented in Part I, Item 1 hereof pursuant to General Instruction G(3) of Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The information in response to this item is incorporated herein by reference to the information under the caption "Information about Management" presented in the Company's definitive Proxy Statement filed pursuant to Regulation 14A and used in connection with the Company's 1997 annual meeting of shareholders to be held on April 30, 1997, excluding the Compensation Committee Report on Executive Compensation and the Company's Performance Graph, as set forth in the Company's definitive Proxy Statement dated April 4, 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The information in response to this item is incorporated herein by reference to the information under the caption "Security Ownership of the Company's Common Shares by Certain Beneficial Owners and by Management" presented in the Company's definitive Proxy Statement filed pursuant to Regulation 14A and used in connection with the Company's 1997 annual meeting of shareholders to be held on April 30, 1997, as set forth in the Company's definitive Proxy Statement dated April 4, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         The information in response to this item is incorporated herein by reference to the information under the captions "Indebtedness of Management" and "Compensation Committee Interlocks and Insider Participation" presented in the Company's definitive Proxy Statement filed pursuant to Regulation 14A and used in connection with the Company's 1997 annual meeting of shareholders to be held on April 30, 1997, excluding the Compensation Committee Report on Executive Compensation and the Company's Performance Graph, as set forth in the Company's definitive Proxy Statement dated April 4, 1997.


                                      III-1

                                     PART IV
                                     -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

         (A)  Index to Financial Statements and Financial Statement Schedules
              ---------------------------------------------------------------

         The 1996, 1995 and 1994 consolidated financial statements, and the report of KPMG Peat Marwick LLP dated January 31, 1997, on the consolidated balance sheets as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended, appearing in the accompanying 1996 Annual Report to Shareholders, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Parts I and II, the 1996 Annual Report to Shareholders is not to be deemed filed as part of this report. The following reports of Independent Accountants and financial statement schedule should be read in conjunction with the financial statements in such 1996 Annual Report to Shareholders. All other financial statement schedules have been omitted because they are not material or the required information is shown in the financial statements or the notes thereto.

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

         None.

         (C)  Exhibits
              --------

         The Exhibits to this Form 10-K Annual Report are listed on the attached
Exhibit Index appearing on pages E-1 to E-4.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------





To the Board of Directors and Shareholders of Computer Task Group, Incorporated



In our opinion, the consolidated statements of income, of cash flows and of changes in stockholders' equity for the year ended December 31, 1994 (appearing on page 11 and pages 13 through 25 of the Computer Task Group, Incorporated Annual Report to Shareholders which has been included in this Form 10-K Annual Report) present fairly, in all material respects, the results of operations and cash flows of Computer Task Group, Incorporated and its subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Computer Task Group, Incorporated for any period subsequent to December 31, 1994.



PRICE WATERHOUSE LLP


Buffalo, New York
February 10, 1995



                                      IV-2

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                      ------------------------------------

                          FINANCIAL STATEMENT SCHEDULE
                          ----------------------------







To the Board of Directors and Stockholders of Computer Task Group, Incorporated


Under date of January 31, 1997, we reported on the consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts, insofar as it relates to the years ended December 31, 1996 and 1995. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, insofar as it relates to the years ended December 31, 1996 and 1995, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG PEAT MARWICK LLP


Buffalo, New York
January 31, 1997

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                      ------------------------------------

                          FINANCIAL STATEMENT SCHEDULE
                          ----------------------------







To the Board of Directors of
Computer Task Group, Incorporated


Our audit of the consolidated financial statements referred to in our report dated February 10, 1995 appearing on page IV-2 included in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule for 1994 listed in Item 14. (A) of this Form 10-K. In our opinion, this Financial Statement Schedule for 1994 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP


Buffalo, New York
February 10, 1995




                                     IV-4


                      COMPUTER TASK GROUP, INCORPORATED
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)


                                             Balance at               Net                Balance at
Description                                  January 1               Change              December 31
-----------                                  ----------              ------              -----------
1996
Account deducted from assets
  Allowance for Doubtful
    Accounts                                   $   862               $   113    (A)       $    975

  Net Deferred Tax Assets
    Valuation Allowance                        $   962               $  (467)   (B)       $    495



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

(B) Reflects utilization of foreign net operating losses that were previously offset completely by the valuation allowance.

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

                                      COMPUTER TASK GROUP, INCORPORATED


                                      By  /s/   Gale S. Fitzgerald
                                        ---------------------------------------
                                            Gale S. Fitzgerald, Chairman of the
                                            Board and chief executive officer
Dated:  March  24, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                         Title                     Date
---------                                         -----                     ----

(i)      Principal Executive Officer:             Chairman of the           March 24, 1997
                                                  Board and Chief
         /s/   Gale S. Fitzgerald                 Executive Officer
         --------------------------------
         (Gale S. Fitzgerald)

(ii)     Principal Accounting and                 Vice President,           March 24, 1997
         Financial Officer                        Chief Financial
                                                  Officer
         /s/  James R. Boldt
         --------------------------------
         (James R. Boldt)

(iii)    Directors

         /s/  George B. Beitzel                   Director                  March 24, 1997
         --------------------------------
         (George B. Beitzel)

         /s/  Richard L. Crandall                 Director                  March 24, 1997
         --------------------------------
         (Richard L. Crandall)

         /s/  Gale S. Fitzgerald                  Director                  March 24, 1997
         --------------------------------
         (Gale S. Fitzgerald)

         /s/  Paul W. Joy                         Director                  March 24, 1997
         --------------------------------
         (Paul W. Joy)

         /s/  Randolph A. Marks                   Director                  March 24, 1997
         --------------------------------
         (Randolph A. Marks)

         /s/  Barbara Z. Shattuck                 Director                  March 24, 1997
         --------------------------------
         (Barbara Z. Shattuck)


                                  EXHIBIT INDEX
                                  -------------

                                                                                                        Page or
Exhibit               Description                                                                     Reference
-------               -----------                                                                     ---------
2.                    Plan of acquisition, reorganization, arrangement,                                    *
                      liquidation or succession.

3.       (a)          Restated Certificate of Incorporation of Registrant.                                (1)

         (b)          Form of Certificate of Amendment of the Restated                                    (2)
                      Certificate of Incorporation of Registrant, under
                      Section 805 of the New York Business Corporation Law.

         (c)          Certificate of Amendment of Certificate of Incorporation                            (1)
                      of Registrant.

         (d)          Restated By-laws of Registrant.                                                     (1)

         (e)          Certificate of Amendment of Certificate of Incorporation                            (2)
                      of Registrant.

4.       (a)          Specimen Common Stock Certificate.                                                  (2)

         (b)          Rights Agreement dated as of January 15, 1989, and                                  (2)
                      amendment dated June 28, 1989, between Registrant
                      and The First National Bank of Boston, as Rights Agent.

         (c)          Form of Rights Certificate.                                                         (2)

9.                    Voting Trust Agreement.                                                              *


10.      (a)          Line of Credit Agreement, dated December 21, 1987,                                  (1)
                      between Registrant and Manufacturers and Traders
                      Trust Company.

         (b)          Non-Compete Agreement, dated as of March 1, 1984,                                   (2)
                      between Registrant and Randolph A. Marks.

         (c)          Description of Executive Supplemental Benefit Plan dated                            (2)
                      March 3, 1984, as restated, as of November 30, 1994.

         (d)          Stock Employee Compensation Trust Agreement, dated                                  (2)
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



                                       E-1


                                                                                                        Page or
Exhibit               Description                                                                     Reference
-------               -----------                                                                     ---------

10.      (e)          Promissory Notes, dated May 3, 1994, and December 7, 1994,                          (2)
                      between Registrant and Thomas R. Beecher, Jr., as Trustee of the Computer Task Group, Incorporated Stock Employee
                      Compensation Trust.

         (f)          Severance Compensation Agreement dated October 31, 1994,                            (2)
                      between Registrant and Gale S. Fitzgerald.

         (g)          Stock Purchase Agreement, dated as of February 25,                                  (3)
                      1981, between Registrant and Randolph A. Marks.

         (h)          Description of Disability Insurance and Health                                      (4)
                      Arrangements for Executive Officers.

         (i)          Letter of Marine Midland Bank, N.A. dated May 25, 1988,                             (5)
                      amending Line of Credit Agreement, dated December 12,
                      1984, between Registrant and Marine Midland Bank, N.A.

         (j)          Line of Credit Agreement, dated March 3, 1988, between                              (5)
                      Registrant and Chemical Bank, as amended by letter of
                      Chemical Bank dated September 15, 1988.

         (k)          Nondisclosure and Nonsolicitation Agreement, dated                                  (5)
                      July 1, 1993, between Registrant and Gale S. Fitzgerald.

         (l)          1996 Key Employee Compensation Plans.                                               (6)

         (m)          Management Stock Purchase Plan.                                                     (7)

--------------------------

         (3)          Filed as an  Exhibit  to the  Registrant's  Registration  Statement  No. 2- 71086 on Form S-7
                      filed on February 27, 1981, and incorporated herein by reference.

         (4)          Filed as an Exhibit to Amendment  No. 1 to  Registration  Statement  No.  2-71086 on Form S-7
                      filed on March 24, 1981, and incorporated herein by reference.

         (5)          Filed as an  Exhibit  to the  Registrant's  Annual  Report  on Form  10-K for the year  ended
                      December 31, 1993, and incorporated herein by reference.

         (6)          Included in the Registrant's definitive Proxy Statement dated April, 4, 1997 on page 11 under the caption entitled "Annual Cash Incentive Compensation," and incorporated herein by reference.

         (7)          Filed as an Appendix to the Registrant's definitive Proxy Statement dated March 27, 1992, and incorporated herein by reference.


                                      E-2

                            -------------

                                                                                                        Page or
Exhibit               Description                                                                     Reference
-------               -----------                                                                     ---------
10.                   CTG Non-Qualified Key Employee Deferred Compensation Plan                           (8)

         (o)          1991 Employee Stock Option Plan, as Amended.                                        21

         (p)          First Employee Stock Purchase Plan (Eighth Amendment                                32
                      and Restatement).

         (q)          1991 Restricted Stock Plan.                                                         37

         (r)          Executive Compensation Plans and Arrangements.                                      44

         (s)          Employment Agreememt.                                                               46

11.                   Statement re:  computation of per share earnings.                                   58

12.                   Statement re:  computation of ratios.                                                *

13.                   Annual Report to Shareholders.                                                      60

16.                   Letter re: change in certifying accountant.                                        103

18.                   Letter re:  change in accounting principles.                                         *

21.                   Subsidiaries of the Registrant.                                                    105

22.                   Published report regarding matters submitted to a vote                               *
                      of security holders.

23.                   Consents of experts and counsel.                                                   107

24.                   Power of Attorney.                                                                   *

27.                   Financial Data Schedule.                                                           110

99.                   Additional exhibits.                                                                 *

--------------------------

         (8)          Filed as an  Exhibit  to the  Registrant's  Annual  Report on Form  10-K for the year ended December 31, 1995, and incorporated herein by reference.




                                      E-4
                                                                              20