Form 10-Q
period 1997-03-28
COMPUTER TASK GROUP INC
filed 1997-05-12
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1997



                          Commission file number 1-9410
                                                 ------

                        COMPUTER TASK GROUP, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           New York                                        16-0912632
----------------------------------------       ---------------------------------
     (State of incorporation)                  (IRS Employer Identification No.)


800 Delaware Avenue, Buffalo, New York                        14209
----------------------------------------       ---------------------------------
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

                                            Yes  X  No
                                                ---    ---

                  Number of shares of common stock outstanding:

                                                        Shares outstanding
               Title Of Each Class                      at March 28, 1997
               -------------------                      -----------------

           Common stock, par value
                   $.01 per share                           10,340,972

                          PART I. FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS



                        COMPUTER TASK GROUP, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 QUARTER ENDED
                                                          MARCH 28,        MARCH 29,
                                                            1997              1996
                                                            (amounts in thousands,
                                                            except per share data)

Revenue                                                   $ 94,935         $  90,005

Direct costs                                                68,235            65,160

Selling, general and administrative expenses                20,876            21,147
                                                          --------         ---------

Operating income                                             5,824             3,698

Interest and other income                                      479               268

Interest and other expense                                    (187)             (278)
---------------------------------------------------------------------------------------------

Income before income taxes                                   6,116             3,688

Provision for income taxes                                   2,447             1,475
---------------------------------------------------------------------------------------------

Net income                                                $  3,669         $   2,213
                                                          ========         =========

Net income per share                                      $   0.41         $    0.25
                                                          ========         =========

Common equivalent shares outstanding                         8,974             8,736




The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                                  MARCH 29,      DECEMBER 31,
                                                                                    1997              1996
                                                                                -----------------------------
                                                                                 (Unaudited)        (Audited)
                                                                                    (amounts in thousands)

ASSETS
-------------------------------------------------------------------------------------------------------------------
Current Assets:
     Cash and temporary cash investments                                        $   33,386       $    41,516
     Accounts receivable, net of allowance for  doubtful
        accounts of $966,000 and $975,000, respectively                             69,657            55,948
     Prepaids and other                                                              3,145             2,630
     Deferred income taxes                                                           1,101             1,088
-------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                    107,289           101,182

     Property and equipment, net of
        accumulated depreciation and amortization                                   12,280            12,380
     Acquired intangibles, net of accumulated amortization
        of $6,275,000 and $6,236,000, respectively                                   4,135             4,533
     Deferred income taxes                                                           2,556             2,608
     Other assets                                                                      332               578
-------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                         $  126,592       $   121,281
                                                                                ==========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
Current Liabilities:
     Accounts payable                                                           $   12,661       $     9,491
     Accrued compensation                                                           20,340            17,572
     Income taxes payable                                                            7,298             5,180
     Advance billings on contracts                                                   1,822             2,484
     Other current liabilities                                                       5,740             4,924
-------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                                47,861            39,651

     Deferred compensation benefits                                                  9,056             8,889
     Other long-term liabilities                                                     1,237             1,237
-------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                        58,154            49,777

Shareholders' Equity:
     Common stock, par value $.01 per share, 25,000,000
        shares authorized; 13,472,637 and 13,467,449 shares issued                     135               135
     Capital in excess of par value                                                145,927           159,512
     Retained earnings                                                              29,583            25,914
     Less: Treasury stock of 3,131,665 and 3,131,418 shares, at cost               (31,667)          (31,655)
           Stock Employee Compensation Trust of 1,992,929
              and 1,825,272 shares, at market                                      (71,247)          (78,715)
           Foreign currency adjustment                                              (2,603)           (2,039)
           Minimum pension liability adjustment                                     (1,594)           (1,594)
           Loans to employees                                                          (54)              (54)
           Unearned portion of restricted stock                                        (42)                -
-------------------------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                               68,438            71,504
-------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  126,592       $   121,281
                                                                                ==========       ===========




The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        QUARTER ENDED
                                                                                 MARCH 28,         MARCH 29,
                                                                                   1997              1996
                                                                                 ---------         ---------
                                                                                    (amounts in thousands)

Cash flows from operating activities:
  Net income                                                                    $    3,669       $     2,213
  Adjustments:
    Depreciation and amortization expense                                            1,316             1,505
    Deferred compensation expense                                                      167                79
    Changes in assets and liabilities:
      Increase in accounts receivable                                              (14,485)           (7,142)
      Increase in prepaids and other                                                  (621)             (854)
      (Increase) decrease in deferred income taxes                                      39               (42)
      Increase in income taxes payable                                               2,114             1,303
      Decrease in other assets                                                         246                53
      Increase  in accounts payable                                                  3,504             3,307
      Increase in accrued compensation                                               3,006             6,431
      Decrease in advance billings on contracts                                       (662)             (555)
      Increase in other current liabilities                                            919               132
                                                                                ----------       -----------

Net cash provided by (used in) operating activities                                   (788)            6,430
-------------------------------------------------------------------------------------------------------------------
Cash flows used in investing activities -
  additions to property and equipment                                               (1,097)             (691)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Principal payments on long-term debt                                                   -              (541)
  Proceeds from Employee Stock Purchase Plan                                           200               134
  Purchase of treasury stock                                                           (12)             (649)
  Purchase of stock by Stock Employee Compensation Trust                            (6,553)                -
  Issuance of stock from Stock Employee Compensation Trust                             111                 -
  Proceeds from other stock plans                                                       83               674
                                                                                ----------       -----------

Net cash used in financing activities                                               (6,171)             (382)
-------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and temporary cash investments                 (74)               23
                                                                                ----------       -----------
Net increase (decrease) in cash and temporary cash investments                      (8,130)            5,380
Cash and temporary cash investments at beginning of year                            41,516            16,545
-------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of quarter                           $   33,386       $    21,925
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

2.       Basis of Presentation

         The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. Management believes that the information and disclosures provided herein are adequate to present fairly the financial position, results of operations and cash flows of the Company. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the SEC.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 28, 1997

Results Of Operations
---------------------

         Statements included in this Management's Discussion and Analysis and elsewhere in this document that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in
Section 27A of the Securities Act of 1933, as amended, and of Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued need of current and prospective customers for the Company's services, the availability of qualified professional staff, and price and wage inflation.

         CTG recorded first quarter 1997 revenue of $94.9 million, the highest in the Company's history, and an increase of 5.5 percent when compared to first quarter 1996 revenue of $90 million. North American revenue increased by $2.9 million or 3.6 percent in 1997 as compared to 1996, while revenue from European operations increased by $2 million, or 22.9 percent. The increase in revenue from the European operations is due to a significant increase in billable personnel.

         During the first quarter of 1997, the Company continued the implementation of its Key Client strategy. As a result, quarterly revenue from IBM, the Company's largest customer, increased by $9.9 million from 1996 to 1997. Revenue from the Company's Key Clients, which includes revenue from IBM, grew at a rate in excess of 20% during the first quarter of 1997 as compared to the first quarter of 1996. As part of the strategy, the Company continued to disengage from non-strategic customers, causing those not designated as Key Clients to post a negative revenue growth rate during the quarter. The continued implementation of CTG's Key Client strategy in the first quarter of 1997 resulted in negative revenue growth for non-Key Clients, positive growth for Key Clients, and higher overall profitability.

         In the third quarter of 1995, CTG was awarded a two-year contract as one of IBM's nine national technical service providers for the United States. This contract expires in July 1997, and the Company anticipates renewal of the contract for two additional years. IBM continues to be the Company's largest customer, accounting for $33.9 million or 35.7 percent of first quarter 1997 total revenue as compared to $24 million or 26.7 percent of first quarter 1996 revenue. The Company expects to continue to derive a significant portion of its revenue from IBM throughout the remainder of 1997. While a significant decline in revenue from IBM would have a material adverse effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the diversity of the projects performed for IBM and the number of locations and divisions involved.

         Direct costs, defined as costs for billable staff, were $68.2 million or 71.9 percent of revenue in the first quarter of 1997 as compared to $65.2 million or 72.4 percent of first quarter 1996 revenue. The decrease in direct costs as a percentage of revenue in 1997 as compared to 1996 is primarily due to a trend toward higher value added services and an increase in billing rates.

         Selling, general and administrative expenses were $20.9 million or 22 percent of revenue in 1997 as compared to $21.1 million or 23.5 percent of revenue in 1996. The decrease from 1996 to 1997 is primarily due to a concentrated effort to reduce overhead costs as a percentage of revenue.

         Operating income was $5.8 million or 6.1 percent of revenue in 1997 compared to $3.7 million or 4.1 percent of revenue in 1996. The increase is primarily due to the factors discussed above. Operating income from North American operations increased $1.5 million or 47.1 percent from 1996 to 1997. European operations recorded operating income of $1 million in 1997 as compared to $0.4 million in 1996. The European improvement in profitability is primarily due to the 22.9 percent increase in revenue discussed above and an increase in higher value-added services performed in 1997.

         Interest and other income increased $0.2 million to $0.5 in 1997 from $0.3 million in 1996. The increase was a result of an increase in cash and temporary cash investments during the first quarter of 1997 as compared to the first quarter of 1996.

         Income before income taxes increased by $2.4 million from $3.7 million or 4.1 percent of revenue in 1996 to $6.1 million or 6.4 percent of revenue in 1997. The provision for income taxes was 40 percent in both 1997 and 1996.

         Net income for the first quarter of 1997 was $3.7 million or $0.41 per share, compared to $2.2 million or $0.25 per share in 1996. Earnings per share was calculated using 9 million and 8.7 million equivalent shares outstanding in 1997 and 1996, respectively. The increase in equivalent shares outstanding is primarily due to the dilutive effect of outstanding stock options on the earnings per share calculation and shares issued under the Employee Stock Purchase Plan, offset by stock purchased by the Stock Employee Compensation Trust.

Financial Condition
-------------------

         Cash used by operations was $0.8 million for the quarter. Net income totaled $3.7 million, and non-cash adjustments for depreciation and amortization expense and deferred compensation expense totaled $1.5 million. Accounts receivable increased $14.5 million as compared to December 31, 1996, as a result of increases in revenue and slower accounts receivable turnover in the first quarter of 1997. Prepaid assets increased $0.6 million due to the prepayment of items that will be expensed throughout the remainder of 1997. The $2.1 million increase in taxes payable is primarily attributable to an increase in net income. Accounts payable increased $3.5 million due to the timing of certain payments. Accrued compensation and other current liabilities increased $3.9 million due to the timing of the company's U.S. biweekly payroll.

         Net property and equipment decreased $0.1 million. Additions to property and equipment were $1.1 million offset by depreciation of $1.2 million. The Company has no material commitments for capital expenditures at March 28, 1997. Net acquired intangibles decreased $0.4 million, caused by amortization of $0.1 million and $0.3 million in translation adjustments.

         Financing activities used $6.2 million of cash in the first quarter of 1997. The Company's Stock Employee Compensation Trust purchased 176,800 shares of stock for $6.6 million. During the first quarter of 1997, the Company received $0.2 million from employees for 5,000 shares of stock purchased under the Employee Stock Purchase Plan. The Company also received $0.2 million for the exercise of stock options. At March 28, 1997, the Company's current ratio is 2.2 to 1.

         The Company has approximately $53.5 million in aggregate lines of credit, which are renewable annually at various times throughout the year.

         On October 26, 1994, the Company authorized the repurchase of one million shares and on July 21, 1995 authorized the repurchase of another 0.7 million shares of its Common Stock. At March 28, 1997, approximately 0.8 million shares have been repurchased under the authorizations, leaving 0.9 million shares authorized for future purchases.

         The Company believes existing internally available funds, cash generated by operations, and borrowings will be sufficient to meet foreseeable working capital, stock repurchase and capital expenditure requirements and to allow for future internal growth and expansion.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.           Submission of Matters To A Vote of Security Holders
                  ---------------------------------------------------

                  The annual meeting of shareholders was held on April 30, 1997 at the Company's Headquarters, 800 Delaware Avenue, Buffalo, New York at 10:00 a.m.

                  The Company submitted for shareholder approval the election of Class I directors and two amendments of the Company's Certificate of Incorporation.

                  Election of Directors

                  - Three Class I directors (Gale S. Fitzgerald, Paul W. Joy and Randolph A. Marks) were elected to hold office for two years until the 1999 annual meeting of shareholders and until their successors are elected and qualified. The results of the voting are as follows:

                                                      Total Vote         Total Vote
                                                           For             Against
                                                      ----------         ----------

                           Gale S. Fitzgerald         8,666,910            170,268

                           Paul W. Joy                8,665,480            171,698

                           Randolph A. Marks          8,667,121            170,057

                  - The Class II directors of the Company, whose terms of office extend until the 1998 annual meeting of shareholders and until their successors are elected and qualified, are George B. Beitzel, Richard L. Crandall and Barbara Z. Shattuck.

                  Amendments to the Company's Certificate of  Incorporation

                  - An amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 25,000,000 to 150,000,000 shares. The total vote for the amendment was 6,517,025, the total vote against was 2,300,479, and abstaining votes totaled 19,674.

                  - An amendment to the Company's Certificate of Incorporation to remove the authorization for 2,300,000 shares of a series of Preferred Stock designated as Series B Preferred Stock. The total vote for the amendment was 7,342,245, the total vote against was 730,263, broker non-votes totaled 731,990, and abstaining votes totaled 32,680.

                  - The total number of the Company's common shares issued and outstanding and entitled to vote at the annual meeting of shareholders was 10,341,804. The total number of shares voted at the annual meeting was 8,837,178 or 85.5 percent of the total issued and outstanding.

Item 6.           Exhibits And Reports On Form 8-K
                  --------------------------------

                  Exhibit           Description                                                           Page
                  -------           -----------                                                           ----

                  10.               Executive Supplemental Benefit Plan 1997 Restatement                   10

                  11.               Statement re: computation of earnings per share                        40

                  27.               Financial Data Schedule                                                42

                                  * * * * * * *



                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COMPUTER TASK GROUP, INCORPORATED

                                     By:      /s/   James R. Boldt
                                              --------------------------
                                              James R. Boldt
                                              Principal Accounting and
                                              Financial Officer

                                              Title:   Vice President - Finance

Date:  May 9, 1997