Form 10-Q
period 1997-06-27
COMPUTER TASK GROUP INC
filed 1997-08-11
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1997

                          Commission file number 1-9410

                        COMPUTER TASK GROUP, INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                New York                                16-0912632
   -----------------------------------------   --------------------------------
        (State of incorporation)               (IRS Employer Identification No.)

    800 Delaware Avenue, Buffalo, New York                    14209
   ------------------------------------------  ---------------------------------
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

                                    Yes X       No
                                       ----        ----

                  Number of shares of common stock outstanding:

                                                  Shares outstanding
              Title of each class                   at June 27, 1997
              -------------------                 ------------------

            Common stock, par value
              $.01 per share                           20,751,092

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.                       FINANCIAL STATEMENTS



                        COMPUTER TASK GROUP, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        QUARTER ENDED                    TWO QUARTERS ENDED
                                                    JUNE 27,      JUNE 28,              JUNE 27,      JUNE 28,
                                                       1997           1996                 1997          1996
                                                       ----           ----                 ----          ----

                                                          (amounts in thousands, except per share data)

Revenue                                            $ 100,105     $  91,320             $195,040      $181,325

Direct costs                                          70,579        65,342              138,814       130,502

Selling, general and administrative expenses          22,183        21,294               43,059        42,441
                                                   ---------     ---------             --------      --------

Operating income                                       7,343         4,684               13,167         8,382

Interest and other income                                469           452                  948           720

Interest and other expense                               (92)         (737)                (279)       (1,015)
-------------------------------------------------------------------------------------------------------------------

Income before income taxes                             7,720         4,399               13,836         8,087

Provision for income taxes                             3,235         1,760                5,682         3,235
-------------------------------------------------------------------------------------------------------------------

Net income                                         $   4,485     $   2,639             $  8,154      $  4,852
                                                   =========     =========             ========      ========

Net income per share                               $    0.25     $    0.15             $   0.45      $   0.28
                                                   =========     =========             ========      ========

Common equivalent shares outstanding                  17,923        17,772               17,963        17,622

Cash dividend per share                            $    0.05     $    0.05             $   0.05      $   0.05




The accompanying notes are an integral part of these consolidated financial statements.



                        COMPUTER TASK GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 27,         DECEMBER 31,
                                                                                     1997                1996
                                                                                ----------------------------------
                                                                                  (Unaudited)        (Audited)
                                                                                           (amounts in thousands)
ASSETS
-------------------------------------------------------------------------------------------------------------------
Current Assets:
     Cash and temporary cash investments                                        $   41,527       $    41,516
     Accounts receivable, net of allowance for doubtful
        accounts of $955,000 and $975,000, respectively                             60,979            55,948
     Prepaids and other                                                              3,123             2,630
     Deferred income taxes                                                           1,112             1,088
-------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                    106,741           101,182

     Property and equipment, net of
        accumulated depreciation and amortization                                   12,031            12,380
     Acquired intangibles, net of accumulated amortization
        of $6,404,000 and $6,236,000, respectively                                   3,870             4,533
     Deferred income taxes                                                           2,503             2,608
     Other assets                                                                      762               578
-------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                         $  125,907       $   121,281
                                                                                ==========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
Current Liabilities:
     Accounts payable                                                           $   13,099       $     9,491
     Accrued compensation                                                           16,412            17,572
     Income taxes payable                                                            5,599             5,180
     Advance billings on contracts                                                   1,315             2,484
     Other current liabilities                                                       6,082             4,924
-------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                                42,507            39,651

     Deferred compensation benefits                                                  9,211             8,889
     Other long-term liabilities                                                     1,079             1,237
-------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                        52,797            49,777

Shareholders' Equity:
     Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,018,124 and 26,934,898 shares issued                     270               135
     Capital in excess of par value                                                204,885           159,512
     Retained earnings                                                              33,231            25,914
     Less: Treasury stock of 6,267,032 and 6,262,836 shares, at cost               (31,773)          (31,655)
           Stock Employee Compensation Trust of 3,939,846
              and 3,650,544 shares, at market                                     (129,030)          (78,715)
           Foreign currency adjustment                                              (2,786)           (2,039)
           Minimum pension liability adjustment                                     (1,594)           (1,594)
           Loans to employees                                                          (54)              (54)
           Unearned portion of restricted stock                                        (39)                -
-------------------------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                               73,110            71,504
-------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  125,907       $   121,281
                                                                                ==========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      TWO QUARTERS ENDED
                                                                                  JUNE 27,         JUNE 28,
                                                                                    1997              1996
                                                                                    ----              ----
                                                                                  (amounts in thousands)
Cash flows from operating activities:
  Net income                                                                    $  8,154         $   4,852
  Adjustments:
    Depreciation and amortization expense                                          2,526             2,935
    Loss on disposal of property and equipment                                         -               398
    Deferred compensation expense                                                    322               149
    Changes in assets and liabilities:
      Increase in accounts receivable                                             (6,114)           (7,355)
      Increase in prepaids and other                                                (643)             (436)
      (Increase) decrease in deferred income taxes                                    81               (84)
      Increase in other assets                                                      (184)             (284)
      Increase in income taxes payable                                               419                68
      Increase in accounts payable                                                 4,090             2,228
      Increase (decrease) in accrued compensation                                   (824)            4,154
      Increase (decrease) in advance billings on contracts                        (1,169)                8
      Increase in other current liabilities                                        1,287               177
      Decrease in other long-term liabilities                                       (158)                -
                                                                                ---------        ---------

Net cash provided by operating activities                                          7,787             6,810
-------------------------------------------------------------------------------------------------------------------
Cash flows used in investing activities:
  Additions to property and equipment                                             (1,893)           (1,535)
  Proceeds from disposal of property and equipment                                     -             1,474
                                                                                --------         ---------

Net cash used in investing activities                                             (1,893)              (61)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Principal payments on long-term debt                                                 -            (5,929)
  Proceeds from Employee Stock Purchase Plan                                         468               319
  Purchase of treasury stock                                                        (118)           (1,590)
  Purchase of stock by Stock Employee Compensation Trust                          (7,114)                -
  Issuance of stock from Stock Employee Compensation Trust                           409                 -
  Dividends paid                                                                    (837)             (853)
  Proceeds from other stock plans                                                  1,391             1,207
                                                                                --------         ---------

Net cash used in financing activities                                             (5,801)           (6,846)
-------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and temporary cash investments               (82)               45
                                                                                ---------        ---------
Net increase (decrease) in cash and temporary cash investments                        11               (52)
Cash and temporary cash investments at beginning of year                          41,516            16,545
-------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of quarter                           $ 41,527         $  16,493
                                                                                ========         =========




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

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FOR THE QUARTER AND TWO QUARTERS ENDED JUNE 27, 1997

Results of Operations
---------------------

         Statements included in this Management's Discussion and Analysis and elsewhere in this document that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in
Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued needs of current and prospective customers for the Company's services, the availability of qualified professional staff, and price and wage inflation.

         CTG recorded second quarter 1997 revenue of $100.1 million, the highest in the Company's history, and an increase of 9.6 percent when compared to second quarter 1996 revenue of $91.3 million. CTG recorded year-to-date revenue of $195 million, an increase of 7.6 percent when compared to 1996 year-to-date revenue of $181.3 million. For the second quarter, North American revenue increased by $7.7 million or 9.5 percent in 1997 as compared to 1996, while revenue from European operations increased by $1.1 million, or 11 percent due to an increase in billable personnel. The increase in Europe was partially offset by unfavorable foreign currency exchange fluctuations during the quarter.

         During the second quarter of 1997, the Company continued the implementation of its Key Client strategy. As a result, quarterly revenue from IBM, the Company's largest customer, increased by $10.1 million from 1996 to 1997. Revenue from the Company's Key Clients, which includes revenue from IBM, grew at a rate in excess of 20% during the second quarter of 1997 as compared to the second quarter of 1996. As part of the strategy, the Company continued to disengage from non-strategic customers, causing those not designated as Key Clients to post a negative revenue growth rate during the quarter. The continued implementation of CTG's Key Client strategy in the second quarter of 1997 resulted in negative revenue growth for non-Key Clients, positive growth for Key Clients, and higher overall profitability.

         In the third quarter of 1995, CTG was awarded a two-year contract as one of IBM's nine national technical service providers for the United States. This contract expires in 1997, and the Company anticipates renewal of the contract for two additional years. IBM continues to be the Company's largest customer, accounting for $36 million or 35.9 percent of second quarter 1997 revenue as compared to $25.9 million or 28.4 percent of second quarter 1996 revenue. The Company expects to continue to derive a significant portion of its revenue from IBM throughout the remainder of 1997. While a significant decline in revenue from IBM would have a material adverse effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the significant number of contracts under which the Company does business with IBM, the diversity of the projects performed and the number of locations and divisions involved.

         Direct costs, defined as costs for billable staff, were $70.6 million or 70.5 percent of revenue in the second quarter of 1997 as compared to $65.3 million or 71.5 percent of second quarter 1996 revenue. Direct costs for the 1997 year-to-date period were 71.2 percent of revenue, as compared to 72 percent for the 1996 year-to-date period. The decrease in direct costs as a percentage of revenue in 1997 as compared to 1996 is primarily due to a trend toward higher value added services and an increase in billing rates.

         Selling, general and administrative (SG&A) expenses were $22.2 million or 22.2 percent of revenue in the second quarter of 1997 as compared to $21.3 million or 23.3 percent of revenue in the second quarter of 1996. SG&A expenses for the 1997 year-to-date period were 22.1 percent of revenue, as compared to
23.4 percent for the 1996 year-to-date period. The decrease as a percentage of revenue from 1996 to 1997 is primarily due to an ongoing effort to reduce overhead costs as a percentage of revenue.

         Operating income was $7.3 million or 7.3 percent of revenue in the second quarter of 1997 compared to $4.7 million or 5.1 percent of revenue in the second quarter of 1996. Operating income was $13.2 million or 6.8 percent of year-to-date 1997 revenue compared to $8.4 million or 4.6 percent of year-to-date 1996 revenue. The increase is primarily due to additional revenue in 1997 as compared to 1996 and the factors discussed above. Operating income from North American operations for the second quarter increased $2.4 million or
64.4 percent from 1996 to 1997. Europe recorded operating income of $1.3 and $1 million in the second quarter of 1997 and 1996, respectively.

         Interest and other expense decreased $0.6 million to $0.1 in the second quarter of 1997 from $0.7 million in the second quarter of 1996. The decrease was a result of losses recorded on the disposal of property and equipment in 1996.

         Income before income taxes increased by $3.3 million from $4.4 million or 4.8 percent of revenue in the second quarter of 1996 to $7.7 million or 7.7 percent of second quarter revenue in 1997, and by $5.7 million from $8.1 million or 4.5 percent of year-to-date 1996 revenue to $13.8 million or 7.1 percent of year-to-date 1997 revenue. The provision for income taxes was 41 percent for the year-to-date period in 1997 and 40 percent for the year-to-date period in 1996. The increase in the tax rate is due to additional taxable income in 1997 compared to 1996 which is subject to higher tax rates.

         Net income for the second quarter of 1997 was $4.5 million or $0.25 per share, compared to $2.6 million or $0.15 per share in 1996. Net income for the 1997 year-to-date period was $8.2 million or $.45 per share, compared to $4.9 million or $0.28 per share. Earnings per share for the second quarter was calculated using 17.9 million and 17.8 million equivalent shares outstanding in 1997 and 1996, respectively. The increase in equivalent shares outstanding is primarily due to the dilutive effect of outstanding stock options on the earnings per share calculation and shares issued under the Employee Stock Purchase Plan, offset by stock purchased by the Stock Employee Compensation Trust.

         During 1997, the Company will adopt the provision of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Management believes the adoption of this standard will not have a material effect on the operations of the Company.

Financial Condition
-------------------

         Cash provided by operations was $7.8 million for the first half of 1997. Net income totaled $8.2 million, and non-cash adjustments for depreciation and amortization expense and deferred compensation expense totaled $2.8 million. Accounts receivable increased $6.1 million as compared to December 31, 1996, as a result of an increase in revenue. Prepaid assets increased $0.6 million due to the prepayment of items that will be expensed throughout the remainder of 1997. Accounts payable increased $4.1 million due to the timing of certain payments. Advance billings on contracts decreased $1.2 million due to the mix of contracts outstanding at June 27, 1997 compared to December 31, 1996.

         Net property and equipment decreased $0.3 million. Additions to property and equipment were $1.9 million offset by depreciation of $2.2 million. The Company has no material commitments for capital expenditures at June 27, 1997. Net acquired intangibles decreased $0.7 million, caused by amortization of $0.4 million and $0.3 million in translation adjustments.

         Financing activities used $5.8 million of cash in the first half of 1997. The Company's Stock Employee Compensation Trust purchased 385,200 shares of stock for $7.1 million, and the Company paid an annual dividend of $837,000 to shareholders on a $0.05 per share basis. During the first half of 1997, the Company received $0.5 million from employees for 15,000 shares of stock purchased under the Employee Stock Purchase Plan. The Company also received $1.4 million for the exercise of stock options. At June 27, 1997, the Company's current ratio is 2.5 to 1.

         During the second quarter of 1997, CTG's Board of Directors authorized a 2-for-1 stock split, effective June 2, 1997 to shareholders of record as of May 19, 1997. Common equivalent shares outstanding and net income per share have been restated to reflect this stock split.

         The Company has approximately $53.5 million in aggregate lines of credit, which are renewable annually at various times throughout the year.

         On October 26, 1994, the Company authorized the repurchase of two million shares and on July 21, 1995 authorized the repurchase of another 1.4 million shares of its Common Stock. At June 27, 1997, approximately 1.6 million shares have been repurchased under the authorizations, leaving 1.8 million shares authorized for future purchases.

         The Company believes existing internally available funds, cash generated by operations, and borrowings will be sufficient to meet foreseeable working capital, stock repurchase and capital expenditure requirements and to allow for future internal growth and expansion.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6.    Exhibits And Reports On Form 8-K
           ---------------------------------

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

                                       COMPUTER TASK GROUP, INCORPORATED

                                       By:    /s/   James R. Boldt
                                              --------------------
                                              James R. Boldt
                                              Principal Accounting and
                                              Financial Officer

                                              Title:   Vice President - Finance

Date:  August 11, 1997