Form 10-Q
period 1997-09-26
COMPUTER TASK GROUP INC
filed 1997-11-10
CIK 23111

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1997



                          Commission file number 1-9410
                                                 ------


                        COMPUTER TASK GROUP, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        New York                                          16-0912632
------------------------                       ---------------------------------
(State of incorporation)                       (IRS Employer Identification No.)


  800 Delaware Avenue, Buffalo, New York                    14209
 ----------------------------------------                 ----------
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


                                    Yes  X   No
                                        ---    ---


                  Number of shares of common stock outstanding:

                                                       Shares outstanding
          Title of each class                         at September 26, 1997
          -------------------                         ---------------------

         Common stock, par value
              $.01 per share                                20,751,092

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.                        FINANCIAL STATEMENTS





                        COMPUTER TASK GROUP, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         QUARTER ENDED                 THREE QUARTERS ENDED
                                                 SEPTEMBER 26,  SEPTEMBER 27,       SEPTEMBER 26, SEPTEMBER 27,
                                                     1997           1996               1997               1996
                                                  ----------    ----------           ----------    ----------
                                                          (amounts in thousands, except per share data)


Revenue                                           $  101,132    $   89,410           $  296,172    $  270,735

Direct costs                                          70,911        63,295              209,725       193,797

Selling, general and administrative expenses          22,749        21,255               65,808        63,696
                                                  ----------    ----------           ----------    ----------

Operating income                                       7,472         4,860               20,639        13,242

Interest and other income                                649           210                1,597           930

Interest and other expense                              (142)          (47)                (421)       (1,062)
---------------------------------------------------------------------------------------------------------------

Income before income taxes                             7,979         5,023               21,815        13,110

Provision for income taxes                             3,262         2,009                8,944         5,244
---------------------------------------------------------------------------------------------------------------

Net income                                        $    4,717    $    3,014           $   12,871    $    7,866
                                                  ==========    ==========           ==========    ==========

Net income per share                              $     0.26    $     0.17           $     0.71    $     0.45
                                                  ==========    ==========           ==========    ==========

Common equivalent shares outstanding                  18,091        17,678               18,026        17,640

Cash dividend per share                           $        -    $        -           $     0.05    $     0.05





The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                                 SEPTEMBER 26,    DECEMBER 31,
                                                                                     1997              1996
                                                                                --------------    -------------
                                                                                  (Unaudited)       (Audited)
                                                                                     (amounts in thousands)
ASSETS
-----------------------------------------------------------------------------------------------------------------
Current Assets:
     Cash and temporary cash investments                                        $   49,237       $    41,516
     Accounts receivable, net of allowance for doubtful
        accounts of $953,000 and $975,000, respectively                             64,211            55,948
     Prepaids and other                                                              2,806             2,630
     Deferred income taxes                                                           1,123             1,088
-----------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                    117,377           101,182

     Property and equipment, net of
        accumulated depreciation and amortization                                   12,069            12,380
     Acquired intangibles, net of accumulated amortization
        of $5,996,000 and $6,236,000, respectively                                   3,491             4,533
     Deferred income taxes                                                           2,450             2,608
     Other assets                                                                      711               578
-----------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                         $  136,098       $   121,281
                                                                                ==========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------
Current Liabilities:
     Accounts payable                                                           $   13,582       $     9,491
     Accrued compensation                                                           23,048            17,572
     Income taxes payable                                                            4,429             5,180
     Advance billings on contracts                                                   1,105             2,484
     Other current liabilities                                                       6,689             4,924
-----------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                                48,853            39,651

     Deferred compensation benefits                                                  9,287             8,889
     Other long-term liabilities                                                     1,000             1,237
-----------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                        59,140            49,777

Shareholders' Equity:
     Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,018,124 and 26,934,898 shares issued                     270               135
     Capital in excess of par value                                                242,974           159,512
     Retained earnings                                                              37,947            25,914
     Less: Treasury stock of 6,267,032 and 6,262,836 shares, at cost               (31,773)          (31,655)
           Stock Employee Compensation Trust of 3,877,534
              and 3,650,544 shares, at market                                     (167,946)          (78,715)
           Foreign currency adjustment                                              (2,830)           (2,039)
           Minimum pension liability adjustment                                     (1,594)           (1,594)
           Loans to employees                                                          (54)              (54)
           Unearned portion of restricted stock                                        (36)                -
-----------------------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                               76,958            71,504
-----------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  136,098       $   121,281
                                                                                ==========       ===========




The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     THREE QUARTERS ENDED
                                                                                SEPTEMBER 26,    SEPTEMBER 27,
                                                                                    1997              1996
                                                                                -------------    -------------
                                                                                     (amounts in thousands)
Cash flows from operating activities:
  Net income                                                                    $ 12,871         $   7,866
  Adjustments:
    Depreciation and amortization expense                                          3,904             4,280
    Loss on disposal of property and equipment                                         -               406
    Deferred compensation expense                                                    398               233
    Changes in assets and liabilities:
      Increase in accounts receivable                                             (9,516)             (959)
      Increase in prepaids and other                                                (359)             (349)
      Decrease in deferred income taxes                                              123             1,049
      Increase in other assets                                                      (133)              (99)
      Increase in income taxes payable                                              (748)             (644)
      Increase in accounts payable                                                 4,595             1,920
      Increase in accrued compensation                                             5,855             9,340
      Decrease in advance billings on contracts                                   (1,379)             (925)
      Increase in other current liabilities                                        1,905             2,684
      Decrease in other long-term liabilities                                       (237)                -
                                                                                ---------        ---------

Net cash provided by operating activities                                         17,279            24,802
---------------------------------------------------------------------------------------------------------------
Cash flows used in investing activities:
  Additions to property and equipment                                             (2,979)           (2,196)
  Proceeds from disposal of property and equipment                                     -             1,474
                                                                                --------         ---------

Net cash used in investing activities                                             (2,979)             (722)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Principal payments on long-term debt                                                 -            (5,929)
  Proceeds from Employee Stock Purchase Plan                                         764               490
  Purchase of treasury stock                                                        (118)           (3,035)
  Purchase of stock by Stock Employee Compensation Trust                         (10,198)                -
  Issuance of stock from Stock Employee Compensation Trust                           985                 -
  Dividends paid                                                                    (837)             (853)
  Proceeds from other stock plans                                                  2,778             1,703
                                                                                --------         ---------

Net cash used in financing activities                                             (6,626)           (7,624)
---------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and temporary cash investments                47                68
                                                                                --------         ---------
Net increase in cash and temporary cash investments                                7,721            16,524
Cash and temporary cash investments at beginning of year                          41,516            16,545
---------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of quarter                           $ 49,237         $  33,069
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

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE QUARTER AND THREE QUARTERS ENDED SEPTEMBER 26, 1997




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


Results of Operations
---------------------

         CTG recorded third quarter 1997 revenue of $101.1 million, the highest in the Company's history, and an increase of 13.1 percent when compared to third quarter 1996 revenue of $89.4 million. CTG recorded year-to-date revenue of $296.2 million, an increase of 9.4 percent when compared to 1996 year-to-date revenue of $270.7 million. For the third quarter, North American revenue increased by $10.7 million or 13.5 percent in 1997 as compared to 1996, while revenue from European operations increased by $1.0 million, or 9.8 percent. The increases were primarily due to bill rate increases and additional billable personnel in 1997 as compared to 1996. The increase in Europe was partially offset by unfavorable foreign currency exchange fluctuations during the quarter.

         During the third quarter of 1997, the Company continued the implementation of its Key Client strategy. As a result, quarterly revenue from IBM, the Company's largest customer, increased by $9 million from 1996 to 1997. Revenue from the Company's Key Clients, which includes revenue from IBM, grew at a rate in excess of 20% during the third quarter of 1997 as compared to the third quarter of 1996. As part of the strategy, the Company continued to disengage from non-strategic customers, causing those not designated as Key Clients to post a negative revenue growth rate during the quarter. Accordingly, the continued implementation of CTG's Key Client strategy in the third quarter of 1997 resulted in positive revenue growth for Key Clients, negative revenue growth for non-Key Clients, and higher overall profitability.

         In the third quarter of 1995, CTG was awarded a two-year contract as one of IBM's nine national technical service providers for the United States. This contract expires on November 30, 1997, and the Company anticipates renewal of the contract for two additional years. IBM continues to be the Company's largest customer, accounting for $35.8 million or 35.4 percent of third quarter 1997 revenue as compared to $26.8 million or 30 percent of third quarter 1996 revenue. The Company expects to continue to derive a significant portion of its revenue from IBM throughout the remainder of 1997. While a significant decline in revenue from IBM would have a material adverse effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the significant number of contracts under which the Company does business with IBM, the diversity of the projects performed and the number of locations and divisions involved.

         Direct costs, defined as costs for billable staff, were $70.9 million or 70.1 percent of revenue in the third quarter of 1997 as compared to $63.3 million or 70.8 percent of third quarter 1996 revenue. Direct costs for the 1997 year-to-date period were 70.8 percent of revenue, as compared to 71.6 percent for the 1996 year-to-date period. The decrease in direct costs as a percentage of revenue in 1997 as compared to 1996 is primarily due to a trend toward CTG providing higher value added managed support services to key clients and an increase in billing rates.

         Selling, general and administrative (SG&A) expenses were $22.7 million or 22.5 percent of revenue in the third quarter of 1997 as compared to $21.3 million or 23.8 percent of revenue in the third quarter of 1996. SG&A expenses for the 1997 year-to-date period were 22.2 percent of revenue, as compared to
23.5 percent for the 1996 year-to-date period. The decrease as a percentage of revenue from 1996 to 1997 is primarily due to an ongoing effort to reduce overhead costs as a percentage of revenue.

         Operating income was $7.5 million or 7.4 percent of revenue in the third quarter of 1997 compared to $4.9 million or 5.4 percent of revenue in the third quarter of 1996. Operating income was $20.6 million or 7.0 percent of year-to-date 1997 revenue compared to $13.2 million or 4.9 percent of year-to-date 1996 revenue. The increase is primarily due to additional revenue in 1997 as compared to 1996 and the other factors discussed above. Operating income from North American operations for the third quarter increased $2.5 million or 61.6 percent from 1996 to 1997. Europe recorded operating income of $.9 and $.8 million in the third quarter of 1997 and 1996, respectively.

         Interest and other income increased $0.4 million to $0.6 in the third quarter of 1997 from $0.2 million in the third quarter of 1996. The increase was a result of higher cash and temporary cash investment balances in 1997 as compared to 1996.

         Income before income taxes increased by $3 million from $5 million or
5.6 percent of revenue in the third quarter of 1996 to $8 million or 7.9 percent of third quarter revenue in 1997, and by $8.7 million from $13.1 million or 4.8 percent of year-to-date 1996 revenue to $21.8 million or 7.4 percent of year-to-date 1997 revenue. The provision for income taxes was 41 percent for the year-to-date period in 1997 and 40 percent for the year-to-date period in 1996. The increase in the tax rate is due to additional taxable income in 1997 which is subject to higher tax rates, as compared to 1996.

         Net income for the third quarter of 1997 was $4.7 million or $0.26 per share, compared to $3.0 million or $0.17 per share in 1996. Net income for the 1997 year-to-date period was $12.9 million or $.71 per share, compared to $7.9 million or $0.45 per share. Earnings per share for the third quarter was calculated using 18.1 million and 17.7 million common equivalent shares outstanding in 1997 and 1996, respectively. The increase in equivalent shares outstanding is primarily due to the dilutive effect of outstanding stock options on the earnings per share calculation and shares issued under the Employee Stock Purchase Plan, offset by stock purchased by the Stock Employee Compensation Trust.

         During 1997, the Company will adopt the provision of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Management believes the adoption of this standard will not have a material effect on the operations of the Company.


Financial Condition
-------------------

         Cash provided by operations was $17.3 million for the first three quarters of 1997. Net income totaled $12.9 million, and non-cash adjustments for depreciation and amortization expense and deferred compensation expense totaled $4.3 million. Accounts receivable increased $9.5 million as compared to December 31, 1996, as a result of an increase in revenue. Prepaid assets increased $0.4 million due to the prepayment of items that will be expensed throughout the remainder of 1997. Accounts payable increased $4.6 million due to the timing of certain payments. Accrued compensation and other current liabilities increased $7.8 million due to the timing of the Company's U.S. bi-weekly payroll. Advance billings on contracts decreased $1.4 million due to the mix of contracts outstanding at September 26, 1997 compared to December 31, 1996.

         Net property and equipment decreased $0.3 million. Additions to property and equipment were $3.0 million offset by depreciation of $3.3 million. The Company has no material commitments for capital expenditures at September 26, 1997. Net acquired intangibles decreased $1.0 million, caused by amortization of $0.6 million and $0.4 million in translation adjustments.

         Financing activities used $6.6 million of cash in the first three quarters of 1997. The Company's Stock Employee Compensation Trust purchased 457,300 shares of stock for $10.2 million, and the Company paid an annual dividend of $837,000 to shareholders on a $0.05 per share basis. During the first three quarters of 1997, the Company received $0.8 million from employees for 22,000 shares of stock purchased under the Employee Stock Purchase Plan. The Company also received $2.8 million for the exercise of stock options. At September 26, 1997, the Company's current ratio is 2.4 to 1.

         During the second quarter of 1997, CTG's Board of Directors authorized a 2-for-1 stock split, effective June 2, 1997 to shareholders of record as of May 19, 1997. Common equivalent shares outstanding and net income per share for 1996, and authorizations to repurchase shares, have been restated to reflect this stock split.

         The Company has approximately $53.5 million in aggregate lines of credit, which are renewable annually at various times throughout the year.

         On October 26, 1994, the Company authorized the repurchase of two million shares and on July 21, 1995 authorized the repurchase of another 1.4 million shares of its Common Stock. At September 26, 1997, approximately 1.6 million shares have been repurchased under the authorizations, leaving 1.8 million shares authorized for future purchases. During October 1997, subsequent to the end of the third quarter, the Company repurchased an additional 300,000 shares, leaving 1.5 million shares authorized for future purchases.

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





Date:  November 10, 1997