Form 10-K405
period 1997-12-31
COMPUTER TASK GROUP INC
filed 1998-03-31
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  (Mark One)

     [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1997
                                       OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the Transition period from              to
                                           -----------      ------------

                           Commission File No. 1-9410

                        COMPUTER TASK GROUP, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        State of New York                                16-0912632
     ------------------------               ------------------------------------
     (State of incorporation)               (I.R.S. Employer Identification No.)

800 Delaware Avenue, Buffalo, New York                        14209
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (716) 882-8000
                                                      -------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                         Name of each exchange on which registered
         -------------------                         -----------------------------------------
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

                                    YES   X    NO
                                        -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's voting stock held by non-affiliates at March 16, 1998 was $628,872,156. Solely for the purposes of this calculation, all persons who are or may be executive officers or directors of the Registrant and all persons who have filed a Schedule 13D with respect to the Registrant's stock have deemed to be affiliates.

The total number of shares of Common Stock of the Registrant outstanding at March 16, 1998 was 20,750,003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this report: Parts I, II and IV--the Registrant's 1997 Annual Report to Shareholders; Part III--the Registrant's definitive Proxy Statement as filed with the Securities and Exchange Commission and as used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 29, 1998.

                                     PART I



FORWARD-LOOKING STATEMENTS

     Statements included in this document, or incorporated herein by reference, that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward looking statements involve risks and uncertainties which could cause results or outcomes to differ materially from those expressed in such forward looking statements. Forward-looking statements may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued need of current and prospective customers for the Company's services, the availability of qualified professional staff, and price and wage inflation.

ITEM 1. BUSINESS

     Computer Task Group, Incorporated (Company or CTG or Registrant) was incorporated in Buffalo, New York on March 11, 1966, and its corporate headquarters are located at 800 Delaware Avenue, Buffalo, New York 14209 (716-882-8000). CTG provides information technology (IT) consulting services. CTG employs approximately 5,800 people and serves customers through an international network of offices in North America and Europe. The Company has six operating subsidiaries: CTG Services, Inc.; Computer Task Group of Canada, Inc.; Computer Task Group (U.K.) Ltd.; Computer Task Group Nederland B.V.; Computer Task Group Luxembourg S.A.; and Computer Task Group Belgium N.V. As of July 1, 1994, the Company sold its petroleum industry subsidiaries, Profimatics, Inc. and Profimatics & Co., GmbH.


BACKGROUND

     The Company operates in one area of the computer industry -- providing IT consulting services. A typical customer is an organization with large, complex information and data processing requirements. CTG's customer base is large and diverse, consisting of approximately 430 customers in North America and Europe. Approximately 88.5 percent of consolidated 1997 revenue of $407.6 million was generated in North America and 11.5 percent in Europe. The Company derives the majority of its revenue from services provided to companies in the Fortune 500.

     CTG works with customers to develop effective business solutions through information systems and technology. The Company's professional staff may support a customer's software development team on a specific application or project or may manage the project entirely for the customer. The Company's range of services extends from managing multi-million dollar technology projects to flexible staffing provided on a per diem basis. Approximately 56 percent of the Company's services are provided to customers in the services industry, followed by 18 percent in the manufacturing industry, 8 percent in the banking and finance industries and 18 percent in other industries. Most of CTG's services are provided on-site at the customer's facilities. CTG's network of offices provides wide geographical coverage with the capability of servicing large companies with multiple locations.

     CTG's strategy is to focus its efforts and talents on building business relationships with specific clients. From our clients and prospects, CTG leadership identifies Key Clients - those companies that present a significant opportunity for a long-term, value-added business relationship. As the business relationship expands, our goal is to evolve those Key Client relationships into Strategic Partners. Strategic Partners are companies with whom CTG accepts responsibility for a defined deliverable, service level, or management process. These relationships deliver the highest value to our clients, and they, in turn, represent our strongest client relationships.

     CTG's services are sold and delivered on a local level through its network of geographically dispersed delivery teams made up of account executives, business consultants, recruiters, and resource managers. Account executives monitor and develop the relationship with a client, while business consultants focus on identifying engagements. Recruiters utilize an electronic recruiting database to screen and qualify individuals who are available to work on CTG's clients' information technology needs. The Company maintains a database of qualified candidates available for assignments. Resource managers focus on the development, management, training, and performance of the Company's employees.

     International Business Machines Corporation (IBM) is CTG's largest customer. CTG provides services to various IBM divisions in approximately 50 locations. In 1997, IBM renewed the national contract with CTG for an additional three years. The contract represents approximately 59 percent of the total services provided to IBM by CTG in 1997. IBM accounted for $142.2 million or
34.9 percent of 1997 revenue; $107.4 million or 29.4 percent of 1996 revenue; and $80 million or 23.7 percent of CTG's 1995 revenue. The Company expects to continue to derive a significant portion of its business from IBM in 1998 and to actively pursue new business with IBM. While a significant decline in revenue from IBM would have a material adverse impact on the Company's revenue and profits, the Company believes the simultaneous loss of all IBM business is unlikely to occur due to the recent renewal of the national contract, the number of contracts presently in existence with IBM, the diversity of the projects performed for IBM, and the number of locations and divisions involved.

     The Company has registered its symbol and logo with the U.S. Patent and Trademark Office. It has entered into agreements with various software and hardware vendors from time to time in the normal course of business, none of which is material to the business.

SERVICES

     CTG operates in one industry segment, the consulting services area of the IT industry. Geographic area information is included in CTG's 1997 Annual Report to Shareholders on page 24 and is incorporated herein by reference.

     Most companies follow a continuous process to create IT business solutions. The IT business solution life cycle begins with planning, as companies design strategies to meet overall business objectives using IT. Planning is followed by development, in which companies develop and implement IT solutions using their newly devised plans. Finally, these solutions must be managed and maintained to ensure systems and technologies are supported to preserve their effectiveness. CTG provides services in each of these three areas as follows:

     Business Consulting. Business consulting focuses on the planning phase of the IT life cycle. CTG's consultants help a customer develop the plan to reengineer its business processes, assess its technology needs, and choose the appropriate technology solution.

     Development & Integration. Development and integration supports the implementation phase of the IT life cycle, including custom application development and software package implementation.

     Managed Support. Managed support addresses the maintenance segment of the IT life cycle. It encompasses service offerings such as operations and network support (running or maintaining a customer's systems), application support (maintaining a company's programs and documentation), and installing and maintaining a help desk.

SALES AND MARKETING

     On a corporate, regional, and local level, management performs the business planning necessary to assess industry, customer needs, and target markets. The Company sells its services at a local and regional level, consistent with the business planning process.

     Customers are served by local teams, comprised of account executives, business consultants, recruiters, and resource managers -- the first two focus on identifying an engagement and the latter two focus on recruiting and retaining appropriate, high-quality professionals for the engagement. Recruiters are backed by a national electronic database of professional computer consultants and programmers.

     Account executives are full-time employees who receive a base salary and are paid incentive compensation based on objectives such as the amount and profitability of the business they sell. Each account executive is assigned a sales quota and is paid in relationship to this quota. Account executives, and the other professionals serving our customers, continually seek to identify new opportunities with existing and prospective customers. CTG publishes brochures that explain its services, produces informative customer newsletters, advertises in trade publications, and participates in trade shows.

     CTG has been using the Internet for several years as a communications tool. The Internet is a component of the Company's sales and marketing communications strategy. The Company is continuously refining and building new Internet functionality to provide current information to its customers, investors, and prospective employees.


PRICING AND BACKLOG

     The majority of CTG's IT professional services business is performed on a time-and-materials basis. Rates vary based on the type and level of skill required by the customer, as well as geographic location. Agreements for work performed on a time-and-materials basis generally do not specify any dollar amount as services are rendered on an "as required" basis.

     The Company performs a portion of its managed support activities on a monthly fee basis. The Company also performs project business in the realm of application development and maintenance on a fixed-price basis. These contracts generally have different terms and conditions regarding cancellation and warranties, and are usually negotiated based on the unique aspects of the project. Contract value for fixed-price contracts is generally a function of the type and level of skills required to complete the related project and the risk associated with the project. Risk is a function of the project deliverable, completion date and CTG's management and staff performance. Fixed-price contracts accounted for under the percentage of completion method represented approximately two percent of the Company's 1997 and 1996 revenue, respectively. Revenue from all fixed-price and monthly-fee contracts represented 17 percent of revenue in 1997 compared to 14 percent in 1996. As of December 31, 1997 and 1996, the backlog for fixed-price and managed-support contracts was approximately $73 million and $99 million, respectively. Approximately 75 percent of the December 31, 1997 backlog is expected to be earned in 1998. Revenue is subject to seasonal variations, with a minor downturn in months of high vacation and legal holidays (July, August, and December). The backlog is not seasonal.


COMPETITION

     The IT services market is highly competitive. The market is also highly fragmented among many providers with no single competitor maintaining clear market leadership. The Company's competition varies from city to city and by the type of service provided. Competition comes from four major channels: large national or international vendors, including major accounting and consulting firms; hardware vendors and suppliers of packaged software systems; small local firms or individuals specializing in specific programming services or applications; and, a customer's internal data processing staff. CTG competes against all four of these for its share of the market.

     CTG has implemented a Total Quality Management Program, with a goal to achieve continuous, measured improvements in services and deliverables. As part of this program, CTG has developed specific methodologies for providing value added services that result in unique solutions and specified deliverables for its clients. The Company believes these methodologies will enhance its ability to compete. Many of CTG's offices are already ISO 9001 certified and others are preparing for certification.

     The Company believes that to compete successfully it is necessary to have a local geographic presence, offer appropriate IT solutions, provide skilled professional resources, and price its services competitively.


MANAGEMENT AND PROFESSIONAL STAFF

     As of December 31, 1997, CTG employed approximately 5,800 people, of whom 5,100 were billable technical professionals.

     Qualified systems engineers and professionals with computer-related skills are in great demand and the Company faces considerable competition in attracting and retaining such individuals. Additionally, the supply of such individuals is limited. Management has developed a professional staff resources database, CTG-Smartsource, which contains information on approximately 190,000 qualified IT professionals. This database provides a pipeline of quality professional resources to assist management in providing customers with responsive, dependable, and cost-effective service to fulfill the needs required. The Company offers several employment options to enable it to attract and retain professional staff. The Company pays its employees on either a salaried or hourly basis and has a diverse and flexible benefits package.

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


TECHNICAL AND MANAGEMENT TRAINING

     To ensure a steady supply of entry level IT professionals, the Company operates a training facility in Buffalo, New York where college graduates are taught the skills required to become commercially proficient. In addition, the Company also provides ongoing educational programs so that its technical staff have the skills needed to respond to today's new demands. Instructor-based classroom training and video and computer-based training courses are utilized.

     CTG also offers its employees management and sales training. These courses teach marketing and management practices and serve both as refresher courses and as training vehicles to ensure that staff have the skills necessary to compete in the IT services industry. They also provide a forum for imparting Company policies to ensure consistency in the quality of services throughout the Company's organization.

     CTG believes its training and continuing education programs keep its technical staff current and provide the Company with the necessary management and marketing personnel to support future growth. CTG invested approximately $8.4 million, $5 million and $4 million, on education in 1997, 1996, and 1995, respectively, including compensation paid to technical staff while in training.

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS

                                              (amounts in thousands)
                                          1997         1996         1995
                                        --------     --------     --------
Revenue from Unaffiliated Customers
     North America                      $360,849     $325,328     $306,156
     Europe                               46,739       39,748       33,251
                                        --------     --------     --------

                                        $407,588     $365,076     $339,407
                                        ========     ========     ========

Operating Income
     North America                      $ 25,293     $ 15,253     $ 12,300
     Europe                                3,663        3,265          450
                                        --------     --------     --------

                                        $ 28,956     $ 18,518     $ 12,750
                                        ========     ========     ========

Identifiable Assets
     North America                      $ 57,519     $ 54,943     $ 61,771
     Europe                               15,777       14,988       13,280
     Corporate and Other                  34,445       51,350       29,715
                                        --------     --------     --------

                                        $107,741     $121,281     $104,766
                                        ========     ========     ========

                        Executive Officers of the Company

                                                     Term Of      Period During          Other Positions
                                                     Office       Which Served as        And Offices with
Name and Age                  Office                 Expires    Executive Officer(1)        Registrant
------------                  ------                 -------    --------------------        ----------
Gale S. Fitzgerald           Chairman of             4/29/98      5/6/91 to date               Director
     47                      the Board and
                             Chief Executive Officer

Jonathan R. Asher            Vice President          4/29/98      12/16/96 to date             None
     52

Richard A. Ballou            Vice President          4/29/98      11/2/93 to date              None
     46

Charles A. Barbour           Vice President          4/29/98      11/2/93 to date              None
     46

James R. Boldt               Vice President          4/29/98      2/12/96 to date              Treasurer
     46                      and Chief
                             Financial Officer

Louis J.F. Boyle             Vice President          4/29/98      7/1/94 to date               None
     46

Beatrice DeRocco             Vice President          4/29/98      4/26/95 to date              None
     53

 Michael E. Grich            Vice President          4/29/98      2/9/95 to date               None
     49

Joseph G. Makowski           Vice President          4/29/98      9/30/89 to date              Secretary
     44                      and General
                             Counsel

Nico H. Molenaar             Vice President          4/29/98      1/2/96 to date               None
     42


(1) Business Experience

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

     Mr. Ballou was promoted to vice president in November 1993 and has been employed by the Company since 1981. He has held a variety of technical and management positions and is presently responsible for the operations of the Company's Southeast region.

     Mr. Barbour was promoted to vice president in November 1993 and has been employed by the Company since 1977. He has held a variety of management positions and is presently responsible for the operations of the Company's North region.

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

     Mr. Makowski was promoted to vice president in September 1993 and has been employed by the Company since 1985. He has served as secretary and general counsel since September 1989. He has served as the Company's corporate counsel since 1985.

     Mr. Molenaar was promoted to vice president in January 1996 and has been employed by the Company since 1985. He has held a variety of management positions and is presently responsible for the Company's European operations.

ITEM 2. PROPERTIES

     The Company occupies a headquarters building (approximately 40,000 square feet) at 800 Delaware Avenue, and an office building at 700 Delaware Avenue, both located in Buffalo, New York. The office building consists of approximately 39,000 square feet and is occupied by corporate administrative operations. There are no mortgages on either of these buildings.

     The Company also owns a 37,000 square foot building in Melbourne, Florida with a net book value of $2.1 million which it has leased to a third party under a five-year lease.

     The remainder of the Company's locations are leased facilities. Most of these facilities serve as sales and support offices and their size varies, generally in the range of 1,000 to 16,000 square feet, with the number of people employed at each office. The Company's lease terms generally vary from periods of less than a year to five years and generally have flexible renewal options. The Company believes that its present owned and leased facilities are adequate to support its current and anticipated future needs.


ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in litigation arising in the normal course of business. In the opinion of management, an adverse outcome to any of this litigation would not have a material effect on the financial condition of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II




ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Information relating to the market for, and market prices of, the Company's Common Stock, the approximate number of Company shareholders, and the Company's dividend history for the past two years is included under the caption "Stock Market Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1997, submitted herewith as an exhibit, and incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

     A five-year summary of certain financial information relating to the financial condition and results of operations of the Company is included under the caption "Consolidated Summary - Five-Year Selected Financial Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1997, submitted herewith as an exhibit, and incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations is included in the Company's Annual Report to Shareholders for the year ended December 31, 1997, under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," submitted herewith as an exhibit, and incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and the required Supplementary Data information are included in the Company's Annual Report to Shareholders for the year ended December 31, 1997, submitted herewith as an exhibit, and incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III




ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in response to this item is incorporated herein by reference to the information set forth on pages 2 and 5 in the Company's definitive Proxy Statement filed pursuant to Regulation 14A and used in connection with the Company's 1998 annual meeting of shareholders to be held on April 29, 1998, except insofar as information with respect to executive officers is presented in Part I, Item 1 hereof pursuant to General Instruction G(3) of Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

     The information in response to this item is incorporated herein by reference to the information under the caption "Information about Management" presented in the Company's definitive Proxy Statement filed pursuant to Regulation 14A and used in connection with the Company's 1998 annual meeting of shareholders to be held on April 29, 1998, excluding the Compensation Committee Report on Executive Compensation and the Company's Performance Graph, as set forth in the Company's definitive Proxy Statement dated April 1, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in response to this item is incorporated herein by reference to the information under the caption "Security Ownership of the Company's Common Shares by Certain Beneficial Owners and by Management" presented in the Company's definitive Proxy Statement filed pursuant to Regulation 14A and used in connection with the Company's 1998 annual meeting of shareholders to be held on April 29, 1998, as set forth in the Company's definitive Proxy Statement dated April 1, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in response to this item is incorporated herein by reference to the information under the captions "Indebtedness of Management" and "Compensation Committee Interlocks and Insider Participation" presented in the Company's definitive Proxy Statement filed pursuant to Regulation 14A and used in connection with the Company's 1998 annual meeting of shareholders to be held on April 29, 1998, excluding the Compensation Committee Report on Executive Compensation and the Company's Performance Graph, as set forth in the Company's definitive Proxy Statement dated April 1, 1998.




                                     III-1

                                     PART IV




ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) Index to Financial Statements and Financial Statement Schedules

     The 1997, 1996, and 1995 consolidated financial statements, and the report of KPMG Peat Marwick LLP dated February 4, 1998, on the consolidated balance sheets as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, appearing in the accompanying 1997 Annual Report to Shareholders, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Parts I and II, the 1997 Annual Report to Shareholders is not to be deemed filed as part of this report. The following report of Independent Accountants and financial statement schedule should be read in conjunction with the financial statements in such 1997 Annual Report to Shareholders. All other financial statement schedules have been omitted as they are not material or the required information is shown in the financial statements or the notes thereto.


                                                                       Reference
                                                                       ---------
         Report of Independent Accountants on                            IV-2
           Financial Statement Schedule


         Financial statement schedule:

         Valuation and Qualifying Accounts                               IV-3
           (Schedule VIII)

         (B)  Form 8-K

         None.

         (C)  Exhibits

     The Exhibits to this Form 10-K Annual Report are listed on the attached
Exhibit Index appearing on pages E-1 to E-3.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE







To the Board of Directors and Shareholders of Computer Task Group, Incorporated


Under date of February 4, 1998, we reported on the consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997 as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG PEAT MARWICK LLP


Buffalo, New York
February 4, 1998

                        COMPUTER TASK GROUP, INCORPORATED
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)





                               Balance at      Net      Balance at
Description                    January 1     Change     December 31
-----------                    ----------    ------     -----------
1997
Account deducted from assets
  Allowance for Doubtful
    Accounts                     $  975     $  (24)(A)     $  951

  Net Deferred Tax Assets
    Valuation Allowance          $  495     $  432 (C)     $  927



1996
Account deducted from assets
  Allowance for Doubtful
    Accounts                     $  862     $  113 (A)     $  975

  Net Deferred Tax Assets
    Valuation Allowance          $  962     $ (467)(B)     $  495


1995
Account deducted from assets
  Allowance for Doubtful
    Accounts                     $1,045     $ (183)(A)     $  862

  Net Deferred Tax Assets
    Valuation Allowance          $1,087     $ (125)(B)     $  962

(A) Includes additions charged to costs and expenses less accounts written off and translation adjustments.

(B) Reflects utilization of foreign net operating losses that were previously offset completely by the valuation allowance.

(C) Reflects a provision for additional foreign net operating losses for which no benefit is anticipated.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMPUTER TASK GROUP, INCORPORATED


                                       By /s/ GALE S. FITZGERALD
                                          -----------------------------------
                                          Gale S. Fitzgerald, Chairman of the
                                          Board and Chief Executive Officer

Dated:  March 30, 1998

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

Signature                                                     Title                     Date
---------                                                     -----                     ----
(i)      Principal Executive Officer:                         Chairman of the           March 30, 1998
                                                              Board and Chief
         /s/ GALE S. FITZGERALD                               Executive Officer
         ----------------------------------
         (Gale S. Fitzgerald)

(ii)     Principal Accounting and                             Vice President,           March 30, 1998
         Financial Officer                                    Chief Financial
                                                              Officer
         /s/ JAMES R. BOLDT
         ----------------------------------
         (James R. Boldt)

(iii)    Directors

         /s/ GEORGE B. BEITZEL                                Director                  March 30, 1998
         ----------------------------------
         (George B. Beitzel)

         /s/ RICHARD L. CRANDALL                              Director                  March 30, 1998
         ----------------------------------
         (Richard L. Crandall)

         /s/ GALE S. FITZGERALD                               Director                  March 30, 1998
         ----------------------------------
         (Gale S. Fitzgerald)

         /s/ PAUL W. JOY                                      Director                  March 30, 1998
         ----------------------------------
         (Paul W. Joy)

         /s/ RANDOLPH A. MARKS                                Director                  March 30, 1998
         ----------------------------------
         (Randolph A. Marks)

         /s/ BARBARA Z. SHATTUCK                              Director                  March 30, 1998
         ----------------------------------
         (Barbara Z. Shattuck)

                                  EXHIBIT INDEX

                                                                                                  Page or
Exhibit         Description                                                                     (Reference)
-------         -----------                                                                     -----------
2.              Plan of acquisition, reorganization, arrangement,                                   *
                liquidation or succession.

3. (a)          Restated Certificate of Incorporation of Registrant.                                (1)

   (b)          Form of Certificate of Amendment of the Restated                                    (2)
                Certificate of Incorporation of Registrant, under
                Section 805 of the New York Business Corporation Law.

   (c)          Certificate of Amendment of Certificate of Incorporation                            (1)
                of Registrant.

   (d)          Restated By-laws of Registrant.                                                     (1)

   (e)          Certificate of Amendment of Certificate of Incorporation                            (2)
                of Registrant.

4. (a)          Specimen Common Stock Certificate.                                                  (2)

   (b)          Rights Agreement dated as of January 15, 1989, and                                  (2)
                amendment dated June 28, 1989, between Registrant
                and The First National Bank of Boston, as Rights Agent.

   (c)          Form of Rights Certificate.                                                         (2)

9.              Voting Trust Agreement.                                                              *

10.(a)          Line of Credit Agreement, dated December 21, 1987,                                  (1)
                between Registrant and Manufacturers and Traders
                Trust Company.

   (b)          Non-Compete Agreement, dated as of March 1, 1984,                                   (2)
                between Registrant and Randolph A. Marks.

   (c)          Stock Employee Compensation Trust Agreement, dated                                  (2)
                May 3, 1994, between Registrant and Thomas R. Beecher,
                Jr., as trustee.

-----------
*    None or requirement not applicable.

(1) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

(2) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

                                                                                                  Page or
Exhibit         Description                                                                     (Reference)
-------         -----------                                                                     -----------
10.(d)          Promissory Notes, dated May 3, 1994, and December 7, 1994,                          (2)
                between Registrant and Thomas R. Beecher, Jr., as Trustee of the Computer Task Group, Incorporated Stock Employee
                Compensation Trust.

   (e)          Severance Compensation Agreement dated October 31, 1994, between                    (2)
                Registrant and Gale S. Fitzgerald.

   (f)          Stock Purchase Agreement, dated as of February 25,                                  (3)
                1981, between Registrant and Randolph A. Marks.

   (g)          Description of Disability Insurance and Health                                      (4)
                Arrangements for Executive Officers.

   (h)          Letter of Marine Midland Bank, N.A. dated May 25, 1988,                             (5)
                amending Line of Credit Agreement, dated December 12,
                1984, between Registrant and Marine Midland Bank, N.A.

   (i)          Line of Credit Agreement, dated March 3, 1988, between                              (5)
                Registrant and Chemical Bank, as amended by letter of
                Chemical Bank dated September 15, 1988.

   (j)          Nondisclosure and Nonsolicitation Agreement, dated                                  (5)
                July 1, 1993, between Registrant and Gale S. Fitzgerald.

   (k)          1997 Key Employee Compensation Plans.                                               (6)

   (l)          Management Stock Purchase Plan.                                                     (7)

-----------
(3) Filed as an Exhibit to the Registrant's Registration Statement No. 2-71086 on Form S-7 filed on February 27, 1981, and incorporated herein by reference.

(4) Filed as an Exhibit to Amendment No. 1 to Registration Statement No. 2-71086 on Form S-7 filed on March 24, 1981, and incorporated herein by reference.

(5) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

(6) Included in the Registrant's definitive Proxy Statement dated April, 1 1998 on page 7 under the caption entitled "Annual Cash Incentive Compensation," and incorporated herein by reference.

(7) Filed as an Appendix to the Registrant's definitive Proxy Statement dated March 27, 1992, and incorporated herein by reference.

                                                                                                  Page or
Exhibit          Description                                                                    (Reference)
-------          -----------                                                                    -----------
10.(m)          CTG Non-Qualified Key Employee Deferred Compensation Plan                           (8)

   (n)          1991 Employee Stock Option Plan, as Amended                                         (9)

   (o)          First Employee Stock Purchase Plan (Eighth Amendment and Restatement)               (9)

   (p)          1991 Restricted Stock Plan                                                          (9)

   (q)          Executive Supplemental Benefit Plan 1997 Restatement                               (10)

   (r)          Executive Compensation Plans and Arrangements.                                      19

11.             Statement re:  computation of per share earnings.                                   21

12.             Statement re:  computation of ratios.                                                *

13.             Annual Report to Shareholders.                                                      23

16.             Letter re:  change in certifying accountant.                                         *

18.             Letter re:  change in accounting principles.                                         *

21.             Subsidiaries of the Registrant.                                                     68

22.             Published report regarding matters submitted to a vote                               *
                of security holders.

23.             Consents of experts and counsel.                                                    70

24.             Power of Attorney.                                                                   *

27.(a)          Financial Data Schedules - 1997.                                                    72

27.(b)          Financial Data Schedules - 1996 restated.                                           74

27.(c)          Financial Data Schedules - 1995 restated.                                           76

99.             Additional exhibits.                                                                 *

-----------
(8) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(9) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(10) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 28, 1997, and incorporated herein by reference.