Form 10-Q
period 1998-03-27
COMPUTER TASK GROUP INC
filed 1998-05-08
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1998



                          Commission file number 1-9410
                                                 ------


                        COMPUTER TASK GROUP, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             New York                                     16-0912632
---------------------------------------     ------------------------------------
     (State of incorporation)                  (IRS Employer Identification No.)


 800 Delaware Avenue, Buffalo, New York                14209
---------------------------------------     ------------------------------------
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


                                 Yes X     No
                                    ---      ---


                  Number of shares of common stock outstanding:

                                                       Shares outstanding
               Title of each class                     at March 27, 1998
               -------------------                     -----------------

            Common stock, par value
                 $.01 per share                            20,750,003

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.                      FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         QUARTER ENDED
                                                  MARCH 27,           MARCH 28,
                                                    1998                1997
                                                  ---------           ---------
                                                      (amounts in thousands,
                                                      except per share data)

Revenue                                           $ 109,683           $  94,935
Direct costs                                         76,074              68,235
Selling, general and administrative expenses         25,220              20,876
                                                  ---------           ---------
Operating income                                      8,389               5,824
Interest and other income                               256                 479
Interest and other expense                              (40)               (187)
                                                  ---------           ---------
Income before income taxes                            8,605               6,116
Provision for income taxes                            3,528               2,447
                                                  ---------           ---------
Net income                                        $   5,077           $   3,669
                                                  =========           =========
Net income per share:
    Basic                                         $    0.32           $    0.22
                                                  =========           =========
    Diluted                                       $    0.30           $    0.21
                                                  =========           =========
Weighted average shares outstanding:
    Basic                                            16,104              17,003
    Diluted                                          16,994              17,766

















The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                                 MARCH 27,        DECEMBER 31,
                                                                                   1998              1997
                                                                                -----------       -----------
                                                                                (Unaudited)        (Audited)
                                                                                   (amounts in thousands)
ASSETS
-------------------------------------------------------------------------------------------------------------------
Current Assets:
     Cash and temporary cash investments                                        $   17,412       $    25,033
     Accounts receivable, net of allowance for  doubtful
        accounts of $950,000 and $951,000, respectively                             82,217            60,176
     Prepaids and other                                                              3,565             2,420
     Deferred income taxes                                                           1,177             1,244
-------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                    104,371            88,873

     Property and equipment, net of
        accumulated depreciation and amortization                                   13,127            12,445
     Acquired intangibles, net of accumulated amortization
        of $6,268,000 and $6,124,000, respectively                                   3,086             3,280
     Deferred income taxes                                                           2,655             2,546
     Other assets                                                                      832               597
-------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                         $  124,071       $   107,741
                                                                                ==========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
Current Liabilities:
     Accounts payable                                                           $   11,718       $     9,207
     Accrued compensation                                                           24,766            21,641
     Income taxes payable                                                            6,656             4,620
     Advance billings on contracts                                                     688             1,158
     Other current liabilities                                                       6,590             5,145
-------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                                50,418            41,771

     Deferred compensation benefits                                                  9,859             9,752
     Other long-term liabilities                                                       816               892
-------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                        61,093            52,415

Shareholders' Equity:
     Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,017,824 shares issued                                    270               270
     Capital in excess of par value                                                244,985           216,028
     Retained earnings                                                              48,016            42,939
     Less: Treasury stock of 6,267,821 and 6,267,289 shares, at cost               (31,795)          (31,773)
           Stock Employee Compensation Trust of 4,566,227
              and 4,693,948 shares, at fair value                                 (193,208)         (166,929)
           Foreign currency adjustment                                              (3,232)           (3,206)
           Minimum pension liability adjustment                                     (1,915)           (1,915)
           Loans to related parties                                                    (54)              (54)
           Unearned portion of restricted stock to related parties                     (89)              (34)
-------------------------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                               62,978            55,326
-------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  124,071       $   107,741
                                                                                ==========       ===========




The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                                                      QUARTER ENDED
                                                                                 MARCH 27,        MARCH 28,
                                                                                   1998             1997
                                                                                -----------      -----------
                                                                                   (amounts in thousands)
Cash flows from operating activities:
  Net income                                                                    $    5,077       $     3,669
  Adjustments:
    Depreciation and amortization expense                                            1,147             1,316
    Deferred compensation expense                                                      107               167
    Changes in assets and liabilities:
      Increase in accounts receivable                                              (22,179)          (14,485)
      Increase in prepaids and other                                                (1,154)             (621)
      (Increase) decrease in other assets                                             (235)              246
      (Increase) decrease in deferred income taxes                                     (42)               39
      Increase in income taxes payable                                               2,032             2,114
      Increase in accounts payable                                                   2,631             3,504
      Increase in accrued compensation                                               3,157             3,006
      Decrease in advance billings on contracts                                       (470)             (662)
      Increase in other current liabilities                                          1,445               919
      Decrease in other long-term liabilities                                          (75)                -
                                                                                -----------      -----------

Net cash used in operating activities                                               (8,559)             (788)
-------------------------------------------------------------------------------------------------------------------
Cash flows used in investing activities -
  additions to property and equipment                                               (1,678)           (1,097)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from Employee Stock Purchase Plan                                           355               200
  Purchase of stock for treasury                                                       (22)              (12)
  Purchase of stock by Stock Employee Compensation Trust                               -              (6,553)
  Proceeds from other stock plans, inclusive of related tax benefit                  2,268               194
                                                                                ----------       -----------

Net cash provided by (used in) financing activities                                  2,601            (6,171)
-------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and temporary cash investments                  15               (74)
                                                                                ----------       ------------
Net decrease in cash and temporary cash investments                                 (7,621)           (8,130)
Cash and temporary cash investments at beginning of year                            25,033            41,516
-------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of quarter                           $   17,412       $    33,386
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

2.       Basis of Presentation

         The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. Management believes that the information and disclosures provided herein are adequate to present fairly the financial position, results of operations and cash flows of the Company. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the SEC.

3.       Comprehensive Income

         During the first quarter of 1998, the Company adopted the Provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," as they apply to interim reporting periods. For the first quarter of 1998, comprehensive income totaled $5,051,000, including ($26,000) related to foreign currency adjustments.

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                      FOR THE QUARTER ENDED MARCH 27, 1998





Forward-Looking Statements
--------------------------

         Statements included in this Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this document that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued need of current and prospective customers for the Company's services, the availability of qualified professional staff, and price and wage inflation.

Results of Operations
---------------------

         CTG recorded first quarter 1998 revenue of $109.7 million, an increase of 15.5 percent when compared to first quarter 1997 revenue of $94.9 million. North American revenue increased by $10.9 million or 13 percent in 1998 as compared to 1997, while revenue from European operations increased by $3.9 million, or 35.5 percent. The consolidated revenue increase is mainly due to the Company providing higher value added services to its customers, which increased billing rates, and additional billable personnel in 1998 as compared to 1997.

         The 1997 to 1998 quarter-to-quarter revenue growth rate was negatively impacted by two main items. First, the strength of the U.S. dollar reduced revenue from our European operations. If there had been no change in the foreign currency exchange rates from the first quarter of 1997 to the first quarter of 1998, total consolidated revenues would have increased by an additional $1.2 million, resulting in a quarter-to-quarter consolidated revenue growth rate of
16.9 percent. This $1.2 million of additional revenue in Europe would have increased the European revenue growth rate to 46.4 percent.

         Second, due to the Company's month-end closing cycle, there was one additional billing day in the first quarter of 1997 as compared to the first quarter of 1998. Each billing day represents $1.8 million of revenue. If this amount and the foreign currency exchange amount of $1.2 million were added to revenue for the first quarter of 1998, the total 1997 to 1998 quarter-to-quarter revenue increase would have been $17.8 million, or 18.8 percent.

         In December, 1997, the Company renewed a contract with IBM for three additional years as one of IBM's national technical service providers for the United States. In the first quarter of 1998, IBM continued to be the Company's largest customer, accounting for $37.0 million or 33.7 percent of total revenue as compared to $33.9 million or 35.7 percent of first quarter 1997 revenue. The Company expects to continue to derive a significant portion of its revenue from IBM throughout 1998 and in future years. While a significant decline in revenue from IBM would have a material adverse effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the recent renewal of the national contract, the number of other contracts presently in existence with IBM, the diversity of the projects performed for IBM, and the number of locations and divisions involved.

         Direct costs, defined as costs for billable staff, were $76.1 million or 69.4 percent of revenue in the first quarter of 1998 as compared to $68.2 million or 71.9 percent of first quarter 1997 revenue. The decrease in direct costs as a percentage of revenue in 1998 as compared to 1997 is also primarily due to the trend toward higher value added services and billing rate adjustments.

         Selling, general and administrative expenses were $25.2 million or 23 percent of revenue in 1998 as compared to $20.9 million or 22 percent of revenue in 1997. The increase from 1997 to 1998 is primarily due to an investment in 1998 in sales and marketing, recruiting, and training programs.

         Operating income was $8.4 million or 7.6 percent of revenue in 1998 compared to $5.8 million or 6.1 percent of revenue in 1997. The increase is primarily due to the factors discussed above. Operating income from North American operations increased $2.4 million or 50 percent from 1997 to 1998. European operations recorded operating income of $1.2 million in 1998 as compared to $1.0 million in 1997. The European improvement in profitability is primarily due to the 35.5 percent increase in revenue discussed above and an increase in higher value-added services performed in 1998.

         Interest and other income decreased $0.2 million to $0.3 in 1998 from $0.5 million in 1997. The decrease was a result of the Company utilizing a large portion of its available cash and temporary cash investment balances in the fourth quarter of 1997 to purchase the Company's stock through the Stock Employee Compensation Trust (SECT).

         Income before income taxes increased by $2.5 million from $6.1 million or 6.4 percent of revenue in 1997 to $8.6 million or 7.8 percent of revenue in 1998. The provision for income taxes was 41 percent in 1998 and 40 percent in 1997.

         Net income for the first quarter of 1998 was $5.1 million or $0.30 per diluted share, compared to $3.7 million or $0.21 per diluted share in 1997. Earnings per share was calculated using 17 million and 17.8 million equivalent shares outstanding in 1998 and 1997, respectively. The decrease in equivalent shares outstanding is primarily due to the purchase of the Company's stock in 1997 through the SECT as mentioned above, offset by the dilutive effect of outstanding stock options on the earnings per share calculation.

Financial Condition
-------------------

         Cash used by operations was $8.6 million for the quarter. Net income totaled $5.1 million, and non-cash adjustments for depreciation and amortization expense and deferred compensation expense totaled $1.3 million. Accounts receivable increased $22.2 million as compared to December 31, 1997, as a result of increases in revenue and slower accounts receivable turnover in the first quarter of 1998. Prepaid assets increased $1.2 million due to the prepayment of items that will be expensed throughout the remainder of 1998 and 1999. The $2 million increase in taxes payable is primarily attributable to an increase in net income and the timing of required tax payments. Accounts payable increased $2.6 million due to the timing of certain payments. Accrued compensation and other current liabilities increased $4.6 million primarily due to the timing of the company's U.S. biweekly payroll.

         Net property and equipment increased $0.7 million. Additions to property and equipment were $1.7 million offset by depreciation of $1 million. The Company has no material commitments for capital expenditures at March 27, 1998. Net acquired intangibles decreased $0.2 million, caused by amortization of $0.1 million and $0.1 million in translation adjustments.

         Financing activities provided $2.6 million of cash in the first quarter of 1998. The Company received $2.3 million for the exercise of stock options, inclusive of the related tax benefit. The Company also received $0.4 million from employees for 9,000 shares of stock purchased under the Employee Stock Purchase Plan. At March 27, 1998, the Company's current ratio is 2.1 to 1.

         The Company has approximately $53.5 million in aggregate lines of credit, which are renewable annually at various times throughout the year.

         On October 26, 1994, the Company authorized the repurchase of two million shares and on July 21, 1995 authorized the repurchase of another 1.4 million shares of its Common Stock. At March 27, 1998, approximately 2.5 million shares have been repurchased under the authorizations, leaving 0.9 million shares authorized for future purchases.

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

                           PART II. OTHER INFORMATION
                           --------------------------





Item 4.           Submission of Matters To A Vote of Security Holders
                  ---------------------------------------------------

                  The annual meeting of shareholders was held on April 29, 1998 at the Company's Headquarters, 800 Delaware Avenue, Buffalo, New York at 10:00 a.m.

                  The Company submitted for shareholder approval the election of Class II directors.

                  Election of Directors

                  - Three Class II directors (George B. Berizel, Richard L. Crandall, and Barbara Z. Shattuck) were elected to hold office for two years until the 2000 annual meeting of shareholders and until their successors are elected and qualified. The results of the voting are as follows:


                                                   Total Vote       Total Vote
                                                      For             Against
                                                   ----------         -------

                         George B. Beitzel         16,118,421         158,803

                         Richard L. Crandall       16,133,610         143,614

                         Barbara Z. Shattuck       16,136,610         140,614

                  - The Class I directors of the Company, whose terms of office extend until the 1999 annual meeting of shareholders and until their successors are elected and qualified, are Gale S. Fitzgerald, Randolph A. Marks, and R. Keith Elliott.

Item 6.  Exhibits And Reports On Form 8-K
         --------------------------------

         Exhibit      Description                                           Page
         -------      -----------                                           ----

         11.          Statement re: computation of earnings per share        11

         27.      a.) Financial Data Schedule  -  March 27, 1998             13

                  b.) Financial Data Schedule  -  March 28, 1997 - RESTATED  14



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





Date:  May 8, 1998