Form 10-Q
period 1998-06-26
COMPUTER TASK GROUP INC
filed 1998-08-10
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1998



                          Commission file number 1-9410


                        COMPUTER TASK GROUP, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               New York                                  16-0912632
         (State of incorporation)            (IRS Employer Identification No.)


    800 Delaware Avenue, Buffalo, New York                  14209
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


                                    Yes  X    No
                                        ---      ---

                  Number of shares of common stock outstanding:

                                                          Shares outstanding
                      Title of each class                   at June 26, 1998
                      -------------------                 ------------------

                  Common stock, par value
                       $.01 per share                         20,750,003

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.                        FINANCIAL STATEMENTS





                        COMPUTER TASK GROUP, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                        QUARTER ENDED                TWO QUARTERS ENDED
                                                   JUNE 26,       JUNE 27,        JUNE 26,         JUNE 27,
                                                     1998           1997            1998             1997
                                                  ---------      ---------        --------         --------
                                                        (amounts in thousands, except per share data)


Revenue                                           $ 117,646       $ 100,105       $ 227,329       $ 195,040

Direct costs                                         80,472          70,579         156,546         138,814

Selling, general and administrative expenses         27,359          22,183          52,579          43,059
                                                  ---------       ---------       ---------       ---------

Operating income                                      9,815           7,343          18,204          13,167

Interest and other income                               244             469             500             948

Interest and other expense                             (171)            (92)           (211)           (279)
                                                  ---------       ---------       ---------       ---------

Income before income taxes                            9,888           7,720          18,493          13,836

Provision for income taxes                            4,054           3,235           7,582           5,682
                                                  ---------       ---------       ---------       ---------

Net income                                        $   5,834       $   4,485       $  10,911       $   8,154
                                                  =========       =========       =========       =========

Net income per share:
               Basic                              $    0.36       $    0.27       $    0.68       $    0.48
                                                  =========       =========       =========       =========
               Diluted                            $    0.34       $    0.26       $    0.64       $    0.46
                                                  =========       =========       =========       =========

Weighted average shares outstanding:
               Basic                                 16,196          16,732          16,151          16,867
               Diluted                               16,939          17,582          16,968          17,674

Cash dividend per share                           $    0.05       $    0.05       $    0.05       $    0.05





The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                                    JUNE 26,     DECEMBER 31,
                                                                                       1998           1997
                                                                                --------------    ------------
                                                                                  (Unaudited)        (Audited)
                                                                                      (amounts in thousands)
ASSETS
-------------------------------------------------------------------------------------------------------------------
Current Assets:
     Cash and temporary cash investments                                        $   18,325       $    25,033
     Accounts receivable, net of allowance for doubtful
        accounts of $951,000                                                        81,584            60,176
     Prepaids and other                                                              3,217             2,420
     Deferred income taxes                                                           1,108             1,244
-------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                    104,234            88,873

     Property and equipment, net of
        accumulated depreciation and amortization                                   13,216            12,445
     Acquired intangibles, net of accumulated amortization
        of $6,431,000 and $6,124,000, respectively                                   2,947             3,280
     Deferred income taxes                                                           2,725             2,546
     Other assets                                                                    1,127               597
-------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                         $  124,249       $   107,741
                                                                                ==========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
Current Liabilities:
     Accounts payable                                                           $   12,922       $     9,207
     Accrued compensation                                                           21,644            21,641
     Income taxes payable                                                            5,394             4,620
     Advance billings on contracts                                                     533             1,158
     Other current liabilities                                                       5,467             5,145
-------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                                45,960            41,771

     Deferred compensation benefits                                                 10,003             9,752
     Other long-term liabilities                                                       739               892
-------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                        56,702            52,415

Shareholders' Equity:
     Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,017,824 shares issued                                    270               270
     Capital in excess of par value                                                190,311           216,028
     Retained earnings                                                              53,038            42,939
     Less: Treasury stock of 6,267,821 and 6,267,289 shares, at cost               (31,795)          (31,773)
           Stock Employee Compensation Trust of 4,549,495
              and 4,693,948 shares, at fair value                                 (139,044)         (166,929)
           Foreign currency adjustment                                              (3,182)           (3,206)
           Minimum pension liability adjustment                                     (1,915)           (1,915)
           Loans to related parties                                                    (54)              (54)
           Unearned portion of restricted stock to related parties                     (82)              (34)
-------------------------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                               67,547            55,326
-------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  124,249       $   107,741
                                                                                ==========       ===========




The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                                                   TWO QUARTERS ENDED
                                                                                 JUNE 26,        JUNE 27,
                                                                                  1998              1997
                                                                                ---------        ----------
                                                                                   (amounts in thousands)
Cash flows from operating activities:
  Net income                                                                    $ 10,911         $   8,154
  Adjustments:
    Depreciation and amortization expense                                          2,378             2,526
    Deferred compensation expense                                                    251               322
    Changes in assets and liabilities:
      Increase in accounts receivable                                            (21,437)           (6,114)
      Increase in prepaids and other                                                (802)             (643)
      (Increase) decrease in deferred income taxes                                   (43)               81
      Increase in other assets                                                      (530)             (184)
      Increase in accounts payable                                                 3,805             4,090
      Decrease in accrued compensation                                               (18)             (824)
      Increase in income taxes payable                                               771               419
      Decrease in advance billings on contracts                                     (625)           (1,169)
      Increase in other current liabilities                                          350             1,287
      Decrease in other long-term liabilities                                       (152)             (158)
                                                                                ---------        ----------

Net cash provided by (used in) operating activities                               (5,141)            7,787
-------------------------------------------------------------------------------------------------------------------
Cash flows used in investing activities -
  additions to property and equipment                                             (2,836)           (1,893)

-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from Employee Stock Purchase Plan                                         766               468
  Purchase of stock for treasury                                                     (22)             (118)
  Purchase of stock by Stock Employee Compensation Trust                          (1,617)           (7,114)
  Proceeds from other stock plans, inclusive of related tax benefit                2,971             1,800
  Dividends paid                                                                    (812)             (837)
                                                                                ---------        ----------

Net cash provided by (used in) financing activities                                1,286            (5,801)
-------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and temporary cash investments               (17)              (82)
                                                                                ---------        ----------
Net increase (decrease) in cash and temporary cash investments                    (6,708)               11
Cash and temporary cash investments at beginning of year                          25,033            41,516
-------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of quarter                           $ 18,325         $  41,527
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

3.       Comprehensive Income

         During the first quarter of 1998, the Company adopted the Provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," as they apply to interim reporting periods. For the first two quarters of 1998, comprehensive income totaled $10,935,000, including $24,000 related to foreign currency adjustments.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              FOR THE QUARTER AND TWO QUARTERS ENDED JUNE 26, 1998




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

Results of Operations
---------------------

         CTG recorded second quarter 1998 revenue of $117.6 million, the highest in the Company's history, and an increase of 17.5 percent when compared to second quarter 1997 revenue of $100.1 million. CTG recorded year-to-date 1998 revenue of $227.3 million, an increase of 16.6 percent when compared to year-to-date 1997 revenue of $195 million. In the second quarter of 1998, as compared to 1997, North American revenue increased by $11.8 million, or 13.2 percent, while revenue from European operations increased by $5.7 million, or
51.9 percent. The year-to-date 1998 consolidated revenue increase as compared to year-to-date 1997 is mainly due to the Company providing higher value added services to its customers, billing rate adjustments and additional billable personnel.

         The 1997 to 1998 second quarter-to-quarter revenue growth rate was negatively impacted by the strength of the U.S. dollar. If there had been no change in the foreign currency exchange rates from the second quarter of 1997 to the second quarter of 1998, total consolidated revenues would have increased by an additional $0.7 million, resulting in a quarter-to-quarter consolidated revenue growth rate of 18.2 percent. This $0.7 million of additional revenue in Europe would have increased the European revenue growth rate to 58.3 percent.

         In December 1997, the Company renewed a contract with IBM for three additional years as one of IBM's national technical service providers for the United States. In the second quarter of 1998, IBM continued to be the Company's largest customer accounting for $38.9 million or 33.1 percent of total revenue as compared to $36 million or 35.9 percent of the second quarter 1997 revenue. The Company expects to continue to derive a significant portion of its revenue from IBM throughout 1998 and in future years. While a significant decline in revenue from IBM would have a material adverse effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the recent renewal of the national contract, the number of other contracts presently in existence with IBM, the diversity of the projects performed for IBM, and the number of locations and divisions involved.

         Direct costs, defined as costs for billable staff, were $80.5 million or 68.5 percent of revenue in the second quarter of 1998 as compared to $70.6 million or 70.5 percent of second quarter 1997 revenue. Direct costs were 68.9 percent of year-to-date 1998 revenue as compared to 71.2 percent of year-to-date 1997 revenue. The decrease in direct costs as a percentage of revenue in 1998 as compared to 1997 is also primarily due to a trend toward higher value added services and billing rate adjustments.

         Selling, general and administrative (SG&A) expenses were $27.4 million or 23.3 percent of revenue in the second quarter of 1998 as compared to $22.2 million or 22.2 percent of revenue in the second quarter of 1997. SG&A expenses were 23.1 percent of year-to-date 1998 revenue, as compared to 22.1 percent of year-to-date 1997 revenue. The increase as a percentage of revenue from 1997 to 1998 is primarily due to an investment in 1998 in sales and marketing, recruiting, and training programs.

         Operating income was $9.8 million or 8.3 percent of revenue in the second quarter of 1998 as compared to $7.3 million or 7.3 percent of revenue in the second quarter of 1997. Operating income was 8 percent of year-to-date 1998 revenue, as compared to 6.8 percent of year-to-date 1997 revenue. The increase is primarily due to the factors discussed above. Operating income from North American operations for the second quarter increased $2.3 million or 38.1 percent from 1997 to 1998. European operations recorded operating income of $1.5 and $1.3 million in the second quarter of 1998 and 1997, respectively.

         Interest and other income decreased $0.4 million to $0.5 in 1998 from $0.9 million in 1997. The decrease was a result of the Company utilizing a large portion of its available cash and temporary cash investment balances in the fourth quarter of 1997 to purchase the Company's stock through the Stock Employee Compensation Trust (SECT).

         Income before income taxes increased by $2.2 million from $7.7 million or 7.7 percent of revenue in the second quarter of 1997 to $9.9 million or 8.4 percent of second quarter revenue in 1998, and by $4.7 million from $13.8 million or 7.1 percent of year-to-date 1997 revenue to $18.5 million or 8.1 percent of year-to-date 1998 revenue. The provision for income taxes was 41 percent in both 1998 and 1997.

         Net income for the second quarter of 1998 was $5.8 million or $0.34 per diluted share, compared to $4.5 million or $0.26 per diluted share in 1997. Net income for the year-to-date 1998 period was $10.9 million or $0.64 per diluted share, compared to $8.2 million or $0.46 per diluted share. Diluted earnings per share for the second quarter was calculated using 16.9 million and 17.6 million weighted average shares outstanding in 1998 and 1997, respectively. The decrease in weighted average shares outstanding is primarily due to the purchase of the Company's stock in 1997 through the SECT, as mentioned above, offset by the dilutive effect of outstanding stock options on the earnings per share calculation.

Financial Condition
-------------------

         Cash used by operations was $5.1 million for the first two quarters of 1998. Net income totaled $10.9 million, and non-cash adjustments for depreciation and amortization expense and deferred compensation expense totaled $2.6 million. As compared to December 31, 1997, accounts receivable increased $21.4 million as a result of an increase in revenue and slower accounts receivable turnover. Prepaid assets increased $0.8 million due to the prepayment of items that will be expensed throughout the remainder of 1998 and 1999. Accounts payable increased $3.8 million due to the timing of certain payments. Income taxes payable increased $0.8 million due to an increase in taxable income. Advance billings on contracts decreased $0.6 million due to the mix of contracts outstanding at June 26, 1998, as compared to December 31, 1997.

         Net property and equipment increased $0.8 million. Additions to property and equipment were $2.8 million offset by depreciation of $2.1 million and $0.1 million in translation adjustments. The Company has no material commitments for capital expenditures at June 26, 1998. Net acquired intangibles decreased $0.3 million, caused by amortization of $0.3 million.

         Financing activities provided $1.3 million of cash in the first two quarters of 1998. The Company received $3.0 million for the exercise of stock options, inclusive of the related tax benefit. The Company also received $0.8 million from employees for 21,000 shares of stock purchased under the Employee Stock Purchase Plan. The Company's Stock Employee Compensation Trust purchased 50,000 shares of stock for $1.6 million, and the Company paid an annual dividend of $812,000 to shareholders on a $0.05 per share basis. At June 26, 1998, the Company's current ratio is 2.3 to 1.

         The Company has approximately $53 million in aggregate lines of credit, which are renewable annually at various times throughout the year.

         On October 26, 1994, the Company authorized the repurchase of two million shares and on July 21, 1995 authorized the repurchase of another 1.4 million shares of its Common Stock. At June 26, 1998, approximately 2.5 million shares have been repurchased under the authorizations, leaving 0.9 million shares authorized for future purchases.

         The Company believes existing internally available funds, cash generated by operations, and borrowings will be sufficient to meet foreseeable working capital, stock repurchase and capital expenditure requirements and to allow for future internal growth and expansion.

                           PART II. OTHER INFORMATION
                           --------------------------





Item 6.           Exhibits And Reports On Form 8-K
                  --------------------------------

                  Exhibit           Description                                                           Page
                  -------           -----------                                                           ----

                  11.               Statement re: computation of earnings per share                        10

                  27.      a.)      Financial Data Schedule - June 26, 1998                                12

                           b.)      Financial Data Schedule - June 27, 1997 - RESTATED                     13

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





Date:  August 10, 1998