Form 10-Q
period 1998-09-25
COMPUTER TASK GROUP INC
filed 1998-11-09
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1998



                          Commission file number 1-9410


                        COMPUTER TASK GROUP, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                New York                                  16-0912632
---------------------------------------        ---------------------------------
       (State of incorporation)                (IRS Employer Identification No.)


 800 Delaware Avenue, Buffalo, New York                     14209
---------------------------------------        ---------------------------------
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


                                   Yes X     No
                                      ---      ---

                  Number of shares of common stock outstanding:

                                                            Shares outstanding
        Title of each class                                at September 25, 1998
        -------------------                                ---------------------

     Common stock, par value
          $.01 per share                                        20,749,578

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.                       FINANCIAL STATEMENTS





                        COMPUTER TASK GROUP, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      QUARTER ENDED           THREE QUARTERS ENDED
                                              SEPTEMBER 25, SEPTEMBER 26,  SEPTEMBER 25, SEPTEMBER 26,
                                                  1998          1997            1998        1997
                                                --------     --------         --------     --------
                                                   (amounts in thousands, except per share data)


Revenue                                         $116,174     $101,132         $343,503     $296,172

Direct costs                                      79,396       70,911          235,942      209,725

Selling, general and administrative expenses      26,491       22,749           79,070       65,808
                                                --------     --------         --------     --------
Operating income                                  10,287        7,472           28,491       20,639

Interest and other income                            298          649              798        1,597

Interest and other expense                           (52)        (142)            (263)        (421)
                                                --------     --------         --------     --------
Income before income taxes                        10,533        7,979           29,026       21,815

Provision for income taxes                         4,317        3,262           11,899        8,944
                                                --------     --------         --------     --------
Net income                                      $  6,216     $  4,717         $ 17,127     $ 12,871
                                                ========     ========         ========     ========

Net income per share:
               Basic                            $   0.38     $   0.28         $   1.06     $   0.76
                                                ========     ========         ========     ========
               Diluted                          $   0.37     $   0.26         $   1.01     $   0.73
                                                ========     ========         ========     ========

Weighted average shares outstanding:
               Basic                              16,248       16,880           16,184       16,842
               Diluted                            16,859       17,843           16,936       17,665

Cash dividend per share                         $     --     $     --         $   0.05     $   0.05



The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                               SEPTEMBER 25,     DECEMBER 31,
                                                                                   1998             1997
                                                                                ----------       -----------
                                                                                (Unaudited)        (Audited)
                                                                                   (amounts in thousands)
ASSETS
-------------------------------------------------------------------------------------------------------------------
Current Assets:
     Cash and temporary cash investments                                        $   37,762       $    25,033
     Accounts receivable, net of allowance for doubtful
        accounts of $958,000 and $951,000, respectively                             84,819            60,176
     Prepaids and other                                                              2,664             2,420
     Deferred income taxes                                                           1,143             1,244
-------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                    126,388            88,873

     Property and equipment, net of
        accumulated depreciation and amortization                                   13,155            12,445
     Acquired intangibles, net of accumulated amortization
        of $5,847,000 and $6,124,000, respectively                                   2,949             3,280
     Deferred income taxes                                                           2,735             2,546
     Other assets                                                                      675               597
-------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                         $  145,902       $   107,741
                                                                                ==========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
Current Liabilities:
     Accounts payable                                                           $   12,178       $     9,207
     Accrued compensation                                                           32,338            21,641
     Income taxes payable                                                            6,907             4,620
     Advance billings on contracts                                                     292             1,158
     Other current liabilities                                                       7,114             5,145
-------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                                58,829            41,771

     Deferred compensation benefits                                                 10,095             9,752
     Other long-term liabilities                                                       663               892
-------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                        69,587            52,415

Shareholders' Equity:
     Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,017,824 shares issued                                    270               270
     Capital in excess of par value                                                182,539           216,028
     Retained earnings                                                              59,254            42,939
     Less: Treasury stock of 6,268,246 and 6,267,289 shares, at cost               (31,809)          (31,773)
           Stock Employee Compensation Trust of 4,453,620
              and 4,693,948 shares, at fair value                                 (129,712)         (166,929)
           Foreign currency adjustment                                              (2,236)           (3,206)
           Minimum pension liability adjustment                                     (1,915)           (1,915)
           Loans to related parties                                                     --               (54)
           Unearned portion of restricted stock to related parties                     (76)              (34)
-------------------------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                               76,315            55,326
-------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  145,902       $   107,741
                                                                                ==========       ===========




The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  THREE QUARTERS ENDED
                                                                                SEPT. 25,        SEPT. 26,
                                                                                   1998             1997
                                                                                ---------        ----------
                                                                                  (amounts in thousands)
Cash flows from operating activities:
  Net income                                                                    $ 17,127         $ 12,871
  Adjustments:
    Depreciation and amortization expense                                          3,630            3,904
    Deferred compensation expense                                                    343              398
    Changes in assets and liabilities:
      Increase in accounts receivable                                            (23,671)          (9,516)
      Increase in prepaids and other                                                (213)            (359)
      (Increase) decrease in deferred income taxes                                   (88)             123
      Increase in other assets                                                       (78)            (133)
      Increase in accounts payable                                                 2,685            4,595
      Increase in accrued compensation                                            10,637            5,855
      Increase (decrease) in income taxes payable                                  2,295             (748)
      Decrease in advance billings on contracts                                     (866)          (1,379)
      Increase in other current liabilities                                        1,870            1,905
      Decrease in other long-term liabilities                                       (228)            (237)
                                                                                --------         --------

Net cash provided by operating activities                                         13,443           17,279
------------------------------------------------------------------------------------------------------------------
Cash flows used in investing activities -
  additions to property and equipment                                             (3,806)          (2,979)

------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from Employee Stock Purchase Plan                                       1,095              764
  Purchase of stock for treasury                                                     (36)            (118)
  Purchase of stock by Stock Employee Compensation Trust                          (2,455)         (10,198)
  Proceeds from other stock plans, inclusive of related tax benefit                5,100            3,763
  Dividends paid                                                                    (812)            (837)
                                                                                --------         --------

Net cash provided by (used in) financing activities                                2,892           (6,626)
------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and temporary cash investments               200               47
                                                                                --------         --------
Net increase in cash and temporary cash investments                               12,729            7,721
Cash and temporary cash investments at beginning of year                          25,033           41,516
------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of quarter                           $ 37,762         $ 49,237
                                                                                ========         ========




The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





1.       Financial Statements

         The consolidated financial statements included herein reflect, in the opinion of the management of Computer Task Group, Incorporated (CTG or the Company), all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

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

3.       Comprehensive Income

         During the first quarter of 1998, the Company adopted the Provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," as they apply to interim reporting periods. For the first three quarters of 1998, comprehensive income totaled $18,097,000, including $970,000 related to foreign currency adjustments.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
           FOR THE QUARTER AND THREE QUARTERS ENDED SEPTEMBER 25, 1998




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

Results of Operations
---------------------

         CTG recorded third quarter 1998 revenue of $116.2 million, an increase of 14.9 percent when compared to third quarter 1997 revenue of $101.1 million. CTG recorded year-to-date 1998 revenue of $343.5 million, an increase of 16 percent when compared to year-to-date 1997 revenue of $296.2 million. In the third quarter of 1998, as compared to 1997, North American revenue increased by $7.5 million, or 8.3 percent, while revenue from European operations increased by $7.6 million, or 70.2 percent. The year-to-date 1998 consolidated revenue increase as compared to year-to-date 1997 is mainly due to the Company providing higher value added services to its customers, billing rate adjustments and additional billable personnel.

         The 1997 to 1998 third quarter-to-quarter revenue growth rate was positively impacted by the weakening of the U.S. dollar in Holland, Belgium, and the United Kingdom. If there had been no change in the foreign currency exchange rates from the third quarter of 1997 to the third quarter of 1998, total consolidated revenues would have been $0.4 million less, resulting in a quarter-to-quarter consolidated revenue growth rate of 14.5 percent. This $0.4 million reduction of revenue in Europe would have decreased the European revenue growth rate to 66.8 percent.

         In December 1997, CTG renewed a contract with IBM for three additional years as one of IBM's national technical service providers for the United States. In the third quarter of 1998, IBM continued to be the Company's largest customer accounting for $37.4 million or 32.2 percent of total revenue as compared to $35.8 million or 35.4 percent of third quarter 1997 revenue. The Company expects to continue to derive a significant portion of its revenue from IBM throughout the remainder of 1998 and in future years. While a significant decline in revenue from IBM would have a material adverse effect on CTG's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the recent renewal of the national contract, the number of other contracts presently in existence with IBM, the diversity of the projects performed for IBM, and the number of locations and divisions involved.

         Direct costs, defined as costs for billable staff, were $79.4 million or 68.3 percent of revenue in the third quarter of 1998 as compared to $70.9 million or 70.1 percent of third quarter 1997 revenue. Direct costs were 68.7 percent of year-to-date 1998 revenue as compared to 70.8 percent of year-to-date 1997 revenue. The decrease in direct costs as a percentage of revenue in 1998 as compared to 1997 is also primarily due to a trend toward higher value added services and billing rate adjustments.

         Selling, general and administrative (SG&A) expenses were $26.5 million or 22.8 percent of revenue in the third quarter of 1998 as compared to $22.7 million or 22.5 percent of revenue in the third quarter of 1997. SG&A expenses were 23 percent of year-to-date 1998 revenue, as compared to 22.2 percent of year-to-date 1997 revenue. The increase as a percentage of revenue from 1997 to 1998 is primarily due to an investment in 1998 in sales and marketing, recruiting, and training programs.

         Operating income was $10.3 million or 8.9 percent of revenue in the third quarter of 1998 as compared to $7.5 million or 7.4 percent of revenue in the third quarter of 1997. Operating income was 8.3 percent of year-to-date 1998 revenue, as compared to 7 percent of year-to-date 1997 revenue. The increase is primarily due to the factors discussed above. Operating income from North American operations for the third quarter increased $1.7 million or 25.8 percent from 1997 to 1998. European operations recorded operating income of $2 million and $0.9 million in the third quarter of 1998 and 1997, respectively.

         Interest and other income decreased $0.8 million from $1.6 million in 1997 to $0.8 million in 1998. The decrease was a result of the Company utilizing a large portion of its available cash and temporary cash investment balances in the fourth quarter of 1997 to purchase the Company's stock through the Stock Employee Compensation Trust (SECT).

         Income before income taxes increased by $2.5 million from $8 million or
7.9 percent of revenue in the third quarter of 1997 to $10.5 million or 9 percent of third quarter revenue in 1998, and by $7.2 million from $21.8 million or 7.4 percent of year-to-date 1997 revenue to $29 million or 8.4 percent of year-to-date 1998 revenue. The provision for income taxes was 41 percent in both 1998 and 1997.

         Net income for the third quarter of 1998 was $6.2 million or $0.37 per diluted share, compared to $4.7 million or $0.26 per diluted share in 1997. Net income for the year-to-date 1998 period was $17.1 million or $1.01 per diluted share, compared to $12.9 million or $0.73 per diluted share. Diluted earnings per share for the third quarter was calculated using 16.9 million and 17.8 million weighted average shares outstanding in 1998 and 1997, respectively. The decrease in weighted average shares outstanding is primarily due to the purchase of the Company's stock in 1997 through the SECT, as mentioned above.

         In 1996, CTG conducted an assessment of its potential year 2000 issues by examining all of its internal and third party applications, operating systems, interfaces, and hardware (collectively referred to hereafter as computer systems) and its non-information technology (IT) systems. During 1997, the Company generated a complete inventory of its computer systems and non-IT systems that may be impacted by year 2000 issues.

         To address its year 2000 issues, CTG established a year 2000 committee, a compliance program, and a budget. The committee meets regularly, and reviews and updates, as necessary, the compliance program at each meeting. The Company's year 2000 compliance program consists of six primary phases: assessment, systems inventory, remediation, contingency planning, systems testing, and systems evaluation and monitoring. As mentioned above, the systems inventory and assessment phases were completed in 1996 and 1997, and progress has been made with respect to the contingency planning and systems testing phases. CTG expects all of its computer systems and non-IT systems to be ready for testing on or before March 31, 1999, and that all of its mission critical computer systems and non-IT systems will be year 2000 compliant prior to December 31, 1999. The Company has determined that mission critical systems or vendors are those that are vital to the operations of the Company. CTG estimates the total amount to be spent in 1998 and 1999 to address year 2000 issues is less than $500,000.

         CTG, as part of its year 2000 compliance program, has been, and continues to be, in communication with vendors providing third-party computer systems or services to the Company in order to receive assurance that these computer systems and vendors will be year 2000 compliant on or before December 31, 1998. In the event the Company does not believe it will receive reasonable assurance from its mission critical vendors as to year 2000 compliance by December 31, 1998, CTG will seek to establish relationships with vendors that are year 2000 compliant. With respect to purchases of upgrades of existing computer systems, and new hardware and software computer systems, it is the Company's practice to formally request and receive year 2000 certification from the vendor prior to completion of the purchase. As part of CTG's compliance program, the Company does not intend to make any changes to its hardware or software for its mission critical computer systems subsequent to June 30, 1999, and into the year 2000.

         CTG operates in one segment of the computer industry; providing IT consulting services to its clients. The services provided typically encompass the IT business solution life cycle, including phases for planning, development, and managing and maintaining the solution. A portion of the IT consulting services the Company provides are assessment, planning, remediation, testing, and contingency planning services for year 2000 compliance. CTG actively manages the inherent risk in the services it provides to its clients through a thorough contract review process, and by including contractual provisions in its contracts that are designed to mitigate risk to the Company. Revenues generated from year 2000 compliance services are less than 15% of CTG's consolidated revenues for the three and nine months ended September 25, 1998. It is anticipated that year 2000 compliance providers such as CTG will continue to generate revenues from year 2000 compliance services until 2002 or 2003. Accordingly, the Company does not anticipate an immediate significant decline in revenues after January 1, 2000.

         CTG believes that already completed and planned remediation of its mission critical computer systems and non-IT systems will allow it to be year 2000 compliant as planned. There can be no guarantee, however, that the Company's mission critical computer systems and non-IT systems, or those of mission critical vendors upon which CTG relies, will be year 2000 compliant by December 31, 1999. Additionally, there can be no guarantee that the Company's contingency plans, or that of its mission critical vendors, will eliminate the effects of any year 2000 non-compliance. The failure of CTG's mission critical systems, non-IT systems, or those of its mission critical vendors, could effect the operations of the Company and could have a materially adverse effect on the Company's results of operations.

Financial Condition
-------------------

         Cash provided by operations was $13.4 million for the first three quarters of 1998. Net income totaled $17.1 million, and non-cash adjustments for depreciation and amortization expense and deferred compensation expense totaled $4 million. As compared to December 31, 1997, accounts receivable balances increased $23.7 million as a result of an increase in revenue and slower accounts receivable turnover. Prepaid and other asset balances increased $0.2 million due to the prepayment of items that will be expensed throughout the remainder of 1998 and 1999. Accounts payable balances increased $2.7 million due to the timing of certain payments. Accrued compensation and other current liability balances increased $12.5 million due to the timing of the U.S. biweekly payroll and an increase in the number of contractors utilized by the company. The balance of income taxes payable increased $2.3 million due to an increase in taxable income. Finally, the advance billings on contract balances decreased $0.9 million due to the mix of contracts outstanding at September 25, 1998, as compared to December 31, 1997.

         Net property and equipment increased $0.7 million. Additions to property and equipment were $3.8 million offset by depreciation of $3.2 million and $0.1 million in translation adjustments. The Company has no material commitments for capital expenditures at September 25, 1998. Net acquired intangibles decreased $0.3 million, caused by amortization of $0.4 million and $0.1 in translation adjustments.

         Financing activities provided $2.9 million of cash in the first three quarters of 1998. The Company received $5.1 million for the exercise of stock options, inclusive of the related tax benefit. The Company also received $1.1 million from employees for 31,600 shares of stock purchased under the Employee Stock Purchase Plan. The Company's Stock Employee Compensation Trust purchased 80,000 shares of stock for $2.5 million, and the Company paid an annual dividend of $812,000 to shareholders on a $0.05 per share basis. At September 25, 1998, the Company's current ratio is 2.1 to 1.

         The Company has approximately $53 million in aggregate lines of credit, which are renewable annually at various times throughout the year.

         On October 26, 1994, the Company authorized the repurchase of two million shares and on July 21, 1995 authorized the repurchase of another 1.4 million shares of its Common Stock. At September 25, 1998, approximately 2.5 million shares have been repurchased under the authorizations, leaving 0.9 million shares authorized for future purchases.

         The Company believes existing internally available funds, cash generated by operations, and borrowings will be sufficient to meet foreseeable working capital, stock repurchase and capital expenditure requirements and to allow for future internal growth and expansion.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 6.   Exhibits And Reports On Form 8-K
          --------------------------------

          Exhibit        Description                                                  Page
          -------        -----------                                                  ----

          11.            Statement re: computation of earnings per share               12

          27.   a.)      Financial Data Schedule - September 25, 1998                  13

                b.)      Financial Data Schedule - September 26, 1997 - RESTATED       14



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





Date:  November 9, 1998