Form 10-K
period 1998-12-31
COMPUTER TASK GROUP INC
filed 1999-03-31
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
       (Mark One)

          x          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1998
                                               ------------------
                                                    OR
                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     For the Transition period from _______ to _______

                     Commission File No. 1-9410

                        COMPUTER TASK GROUP, INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             State of New York                   16-0912632
---------------------------------------    ------------------------------------
        (State of incorporation)            (I.R.S. Employer Identification No.)

800 Delaware Avenue, Buffalo, New York                         14209
---------------------------------------    ------------------------------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:            (716) 882-8000
                                                             ------------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------
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

                                    YES X    NO
                                       ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates at March 17, 1999 was $298,409,157. Solely for the purposes of this calculation, all persons who are or may be executive officers or directors of the Registrant and all persons who have filed a Schedule 13D with respect to the Registrant's stock have deemed to be affiliates.

The total number of shares of Common Stock of the Registrant outstanding at March 17, 1999 was 20,876,063.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this report: Parts I, II and IV - the Registrant's 1998 Annual Report to Shareholders; Parts II and III - the Registrant's definitive Proxy Statement as filed with the Securities and Exchange Commission and as used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 28, 1999.

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

ITEM 1.  BUSINESS

         Computer Task Group, Incorporated (the Company, CTG, or the Registrant) was incorporated in Buffalo, New York on March 11, 1966, and its corporate headquarters are located at 800 Delaware Avenue, Buffalo, New York 14209 (716-882-8000). CTG provides information technology (IT) services. CTG employs approximately 6,000 people worldwide and serves customers through an international network of offices in North America and Europe. The Company has six operating subsidiaries: CTG Services, Inc., providing services primarily in North America; Computer Task Group of Canada, Inc.; Computer Task Group (U.K.) Ltd.; Computer Task Group Nederland B.V.; Computer Task Group Luxembourg S.A.; and Computer Task Group Belgium N.V.


BACKGROUND

         The Company operates in one industry segment, providing IT services. A typical customer is an organization with large, complex information and data processing requirements. CTG's customer base is large and diverse, consisting of approximately 430 customers in North America and Europe at the 1998 year-end. Approximately 84.3 percent of consolidated 1998 revenue of $467.8 million was generated in North America, and 15.7 percent in Europe.

         CTG works with customers to develop effective business solutions through information systems and technology. The Company's professional staff may support a customer's software development team on a specific application or project, or may manage the project entirely for the customer. The Company's range of services extends from managing multi-million dollar technology projects to flexible staffing engagements provided on a per diem basis. Most of CTG's services are provided on-site at the customer's facilities. CTG's network of offices throughout the United States, in Canada, and in four countries in Europe, provides wide geographical coverage with the capability of servicing large companies with multiple locations. Additionally, the services provided by the Company are consistent worldwide.

         CTG's strategy is to focus its efforts and talents on building business relationships with specific clients. From our clients and prospects, CTG identifies Key Clients - those companies that present a significant opportunity for a long-term, high value business relationship. As the business relationship expands, our goal is to evolve those Key Client relationships into Strategic Partners. Strategic Partners are companies with whom CTG accepts responsibility for a defined deliverable, service level, or management process. These relationships deliver the highest value to our clients, and they, in turn, represent our strongest client relationships.

         CTG's services are sold and delivered on a local level through its network of geographically dispersed delivery teams made up of account executives, business consultants, recruiters, and career developers. Account executives monitor and develop the relationship with a client, while business consultants focus on identifying engagements. Recruiters utilize an electronic recruiting database to screen and qualify individuals who are available to work on CTG's clients' information technology needs. The Company maintains a database of qualified candidates available for assignments. Career developers focus on the development, training, and performance of the Company's employees.

         International Business Machines Corporation (IBM) is CTG's largest customer. CTG provides services to various IBM divisions in approximately 50 locations. In January 1999, CTG renewed a contract with IBM for one year as one of IBM's national technical service providers for the United States. The contract represents 59 percent of the total services provided to IBM by CTG in 1998. IBM accounted for a total of $151.4 million or 32.4 percent of 1998 consolidated revenue; a total of $142.2 million or 34.9 percent of 1997 consolidated revenue; and a total of $107.4 million or 29.4 percent of CTG's 1996 consolidated revenue. The Company expects to continue to derive a significant portion of its business from IBM in 1999 and future years, and to actively pursue new business with IBM. While a significant decline in revenue from IBM would have a material adverse impact on the Company's revenue and profits, the Company believes the simultaneous loss of all IBM business is unlikely to occur due to the recent renewal of the national contract, the number of contracts presently in existence with IBM, the diversity of the projects performed for IBM, and the number of locations and divisions involved.

         The Company has registered its symbol and logo with the U.S. Patent and Trademark Office. It has entered into agreements with various software and hardware vendors from time to time in the normal course of business, none of which are material to the business.


ACQUISITION

On February 23, 1999, subsequent to CTG's 1998 year-end, the Company completed the acquisition of the stock of Elumen Solutions, Inc. (Elumen). The transaction is valued at $89 million, of which $86 million was paid in cash or through the assumption of debt, and the remainder was satisfied through the issuance of approximately 128,000 shares of CTG common stock. The acquisition will be accounted for as a purchase. CTG estimates that approximately $85 million of goodwill and other identifiable intangibles, from the total cost of the acquisition of $89 million, will arise from the transaction.

Elumen was the largest privately held consulting firm specializing in information technology services for health care organizations, generating revenues of approximately $36 million for the year ended December 31, 1998. The combination of Elumen and CTG's existing health care practice, if combined in 1998, would have accounted for approximately $44 million of total revenues in 1998, and comprised over 300 health care information technology consultants.

The market for health care IT services was estimated at $3.4 billion annually in 1997. Several of the factors driving growth in excess of 20 percent annually (source: Piper Jaffray, 1997 and Dorenfest and Associates, 1997) in this sector include the creation of large integrated health care delivery systems, the consolidation of health care providers and systems, the impact of managed care, and the need to invest in information technology to improve patient care and achieve cost and operating efficiencies. The acquisition of Elumen by CTG is intended to capitalize on these impressive growth rates which are greater than the growth rates for the IT services industry as a whole. Additionally, as Elumen is one of the leading firms in the healthcare IT sector, its growth rate exceeded the 20 percent mentioned above in 1998, and is expected to continue to exceed this rate in 1999.

SERVICES

         CTG operates in one industry segment, providing IT services. Geographic and corporate area information is included on page 6 of this Form 10-K, and in CTG's 1998 Annual Report to Shareholders on page 32 and is incorporated herein by reference.

         Most companies follow a continuous process to create IT business solutions. The IT business solution life cycle begins with planning, as companies design strategies to meet overall business objectives by utilizing IT. Planning is followed by development, in which companies develop and implement IT solutions using their newly devised plans. Finally, these solutions must be managed and maintained to ensure systems and technologies are supported to preserve their effectiveness. CTG provides services in each of these three areas as follows:

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

SALES AND MARKETING

         On a corporate, regional, and local level, management performs business planning necessary to assess industry conditions, customer needs, and target markets. The Company sells its services at a local and regional level, consistent with its business planning process.

         Customers are served by local teams, comprised of account executives, business consultants, project managers, site managers, recruiters, and career developers -- the first two focus on identifying an engagement, the next two focus on delivery, and the latter two focus on recruiting and retaining appropriate, high-quality professionals for the engagement. Recruiters are backed by a national electronic database of professional computer consultants and programmers.

         Account executives are full-time employees who are paid based upon the amount and profitability of the business they sell. Each account executive is assigned a sales quota and is paid in relationship to this quota. Account executives, and the other professionals serving our customers, continually seek to identify new opportunities with existing and prospective customers. CTG publishes brochures that explain its services, produces customer newsletters, advertises in trade publications, and participates in trade shows.

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

         The Company performs a portion of its business on a monthly fee basis, as well as a portion of its project business on a fixed-price basis. These contracts generally have different terms and conditions regarding cancellation and warranties, and are usually negotiated based on the unique aspects of the project. Contract value for fixed-price contracts is generally a function of the type and level of skills required to complete the related project and the risk associated with the project. Risk is a function of the project deliverable, completion date and CTG's management and staff performance. Fixed-price contracts accounted for under the percentage of completion method represented approximately one percent of the Company's 1998 revenue, and two percent of the Company's 1997 and 1996 revenue, respectively. Revenue from all fixed-price and monthly-fee contracts represented 16 percent of revenue in 1998, 17 percent of revenue in 1997, and 14 percent in 1996. As of December 31, 1998 and 1997, the backlog for fixed-price and managed-support contracts was approximately $42 million and $73 million, respectively. Approximately 81 percent of the December 31, 1998 backlog of $42 million, or $34 million, is expected to be earned in 1999. Of the $73 million of backlog at December 31, 1997, approximately 79 percent, or $58 million was earned in 1998. Revenue is subject to seasonal variations, with a minor downturn in months of high vacation and legal holidays (July, August, and December). Backlog does not tend to be seasonal, however, does fluctuate based upon the timing of long-term contracts.


COMPETITION

         The IT services market is highly competitive. The market is also highly fragmented among many providers with no single competitor maintaining clear market leadership. The Company's competition varies from city to city, by the type of service provided, and the customer to whom services are provided. Competition comes from four major channels: large national or international vendors, including major accounting and consulting firms; hardware vendors and suppliers of packaged software systems; small local firms or individuals specializing in specific programming services or applications; and, a customer's internal data processing staff. CTG competes against all four of these for its share of the market.

         CTG has implemented a Global Management System, with a goal to achieve continuous, measured improvements in services and deliverables. As part of this program, CTG has developed specific methodologies for providing high value services that result in unique solutions and specified deliverables for its clients. The Company believes these methodologies will enhance its ability to compete. Many of CTG's offices are already ISO 9001 certified and others are preparing for certification.

         The Company believes that to compete successfully it is necessary to have a local geographic presence, offer appropriate IT solutions, provide skilled professional resources, and price its services competitively.


MANAGEMENT AND PROFESSIONAL STAFF

         As of December 31, 1998, CTG employed approximately 6,000 people.

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


TECHNICAL AND MANAGEMENT TRAINING

         To ensure a steady supply of entry level IT professionals, the Company operates a training facility in Buffalo, New York where college graduates, as well as other individuals, are taught the skills required to become commercially proficient. In addition, the Company also provides ongoing educational programs so that its technical staff have the skills needed to respond to today's new demands. Instructor-based classroom training and video and computer-based training courses, are utilized.

         CTG also offers its employees management and sales training. These courses teach marketing and management practices and serve both as refresher courses and as training vehicles to ensure that staff members have the skills necessary to compete in the IT services industry. They also provide a forum for imparting Company policies to ensure consistency in the quality of services throughout the Company's organization.

         CTG believes its training and continuing education programs keep its technical staff current and provide the Company with the necessary management and marketing personnel to support future growth. CTG invested approximately $12.5 million, $8.4 million, and $5 million on education in 1998, 1997, and 1996, respectively, including compensation paid to technical staff while in training.


FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS

                                                                      (amounts in thousands)
                                                              1998              1997           1996
                                                              ----              ----           ----

Revenue from Unaffiliated Customers:
     North America                                        $   394,609      $   360,849       $   325,328
     Europe                                                    73,229           46,739            39,748
                                                          -----------      -----------       -----------
                                                          $   467,838      $   407,588       $   365,076
                                                          ===========      ===========       ===========

Operating Income (Expense):
     North America                                        $    46,427      $    36,324       $    29,460
     Europe                                                     8,243            3,663             3,265
     Corporate and other                                      (14,819)         (11,031)          (14,207)
                                                          ------------     ------------      ------------
                                                          $    39,851      $    28,956       $    18,518
                                                          ===========      ===========       ===========

Identifiable Assets:
     North America                                        $    67,128      $    57,519       $    54,943
     Europe                                                    22,999           15,777            14,988
     Corporate and Other                                       66,682           34,445            51,350
                                                          ------------     ------------      ------------
                                                          $   156,809      $   107,741       $   121,281
                                                          ===========      ===========       ===========

Corporate and other identifiable assets consists principally of cash and temporary cash investments and other assets.

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

                                                                      Period During               Other Positions
                                                                    Which Served as              And Offices with
Name                    Age                Office                   Executive Officer(1)             Registrant
----                    ---                ------                   --------------------        -------------------
Gale S. Fitzgerald      48      Chairman of the Board             May 6, 1991 to date            Director
                                  and Chief Executive Officer

Jonathan R. Asher       53      Vice President                    December 16, 1996 to date      None

James R. Boldt          47      Vice President and                February 12, 1996 to date      Treasurer,
                                  Chief Financial Officer                                        Secretary

Janice M. Cole          53      Vice President                    July 2, 1998 to date           None

Nico H. Molenaar        43      Vice President                    January 1, 1996 to date        None

John F. Moore           43      Vice President                    July 2, 1998 to date           None

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

         Mr. Asher joined the Company as a vice president in December 1996. He was previously director of information technology services with IBM from 1993 to 1996. Mr. Asher has over 20 years of experience, and is currently responsible for CTG's Managed Services operations in North America.

         Mr. Boldt joined the Company as a vice president in February 1996. He was previously vice president of finance, secretary and chief financial officer of Pratt and Lambert United, Inc., where he worked for 20 years in a variety of management positions. He is currently responsible for the Company's support services operation, including the finance, accounting and internal audit functions.

         Ms. Cole joined the Company in April 1980, and was promoted to Vice President, Career Development in July 1998. Prior to her promotion, Ms. Cole was a Director of Training Services.

         Mr. Molenaar was promoted to vice president in January 1996 and has been employed by the Company since 1985. He has held a variety of management positions and is presently responsible for the Company's European operations.

         Mr. Moore joined the Company in November 1984, and was promoted to Vice President in July 1998 and is responsible for CTG's North American Strategic Staffing business. Prior to his promotion, Mr. Moore was a Director of Business Development with CTG's IBM National Team.

ITEM 2.  PROPERTIES

         The Company occupies a headquarters building at 800 Delaware Avenue, and an office building at 700 Delaware Avenue, both located in Buffalo, New York. Corporate headquarters consists of approximately 40,000 square feet and is occupied by the corporate administrative operations. The office building consists of approximately 39,000 square feet and is also occupied by corporate administrative operations. There are no mortgages on either of these buildings.

         The Company also owns a 37,000 square foot building in Melbourne, Florida with a net book value of $2.0 million which it has leased to a third party under a five-year lease. This lease expires in 2000.

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

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         Information relating to the market for, and market prices of, the Company's Common Stock, the approximate number of Company shareholders, and the Company's dividend history for the past two years is included under the caption "Stock Market Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1998, submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

         A five-year summary of certain financial information relating to the financial condition and results of operations of the Company is included under the caption "Consolidated Summary - Five-Year Selected Financial Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1998, submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations is included in the Company's Annual Report to Shareholders for the year ended December 31, 1998, under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSE ABOUT MARKET RISK

         The Company does not have any on or off balance sheet market risk sensitive instruments for which disclosure is required, and historically the Company has not been subject to material effects from foreign currency exchange rate fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company and the required Supplementary Data information are included in the Company's Annual Report to Shareholders for the year ended December 31, 1998, submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information in response to this item is incorporated by reference to the information under the caption "Change in Independent Accountants from Prior Periods" presented in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 1999 Annual Meeting of Shareholders to be held on April 29, 1999.

                                                                               9
                                      II-1

                                    PART III




ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information in response to this item is incorporated herein by reference to the information set forth on pages 2 and 5 in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 1999 annual meeting of shareholders to be held on April 28, 1999, except insofar as information with respect to executive officers is presented in Part I, Item 1 hereof pursuant to General Instruction G(3) of Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

         The information in response to this item is incorporated herein by reference to the information under the caption "Information about Management" presented in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 1999 annual meeting of shareholders to be held on April 28, 1999, excluding the Compensation Committee Report on Executive Compensation and the Company's Performance Graph.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information in response to this item is incorporated herein by reference to the information under the caption "Security Ownership of the Company's Common Shares by Certain Beneficial Owners and by Management" presented in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 1999 annual meeting of shareholders to be held on April 28, 1999.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information in response to this item is incorporated herein by reference to the information under the captions "Indebtedness of Management" and "Compensation Committee Interlocks and Insider Participation" presented in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 1999 annual meeting of shareholders to be held on April 28, 1999, excluding the Compensation Committee Report on Executive Compensation and the Company's Performance Graph.


                                                                              10
                                     III-1

                                     PART IV




ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(1) The following Consolidated Financial Statements and related information are incorporated by reference from the 1998 Annual Report to
         Shareholders:

                                                              1998 Annual Report
                                                                Page Reference
                                                                --------------
     Consolidated Statements of Income                               19
     Consolidated Balance Sheets                                     20
     Consolidated Statements of Cash Flows                           21
     Consolidated Statements of Changes in
         Shareholders' Equity                                        22
     Notes to Consolidated Financial Statements                      24
     Independent Auditors' Report                                    34


(2)   Index to Consolidated Financial Statement Schedules

                                                                1998 Form 10-K
                                                                Page Reference
                                                                --------------
     Report of Independent Auditors                                  IV-2

     Report of Independent Auditors on
         Financial Statement Schedule                                IV-3

     Report of Independent Auditors on
         Financial Statement Schedule                                IV-4

     Financial statement schedule:

     Valuation and Qualifying Accounts
         (Schedule VIII)                                             IV-5


(B)  REPORTS ON FORM 8-K

     None.

(C)  EXHIBITS

                  The Exhibits to this Form 10-K Annual Report are listed on the attached Exhibit Index appearing on pages E-1 to E-3.

                                                                              11

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Shareholders of Computer Task Group, Incorporated:


We have audited the consolidated balance sheet of Computer Task Group, Incorporated and subsidiaries, and the related consolidated statements of income, changes in shareholders' equity, and cash flows as of and for each of the years in the two year period ended December 31, 1997 (appearing on pages 19 through 32 of the Computer Task Group, Incorporated Annual Report to Shareholders referenced in this Form 10-K Annual Report). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Task Group, Incorporated and subsidiaries, and the results of their operations and their cash flows as of and for each of the years in the two year period ended December 31, 1997, in conformity with generally accepted accounting principles.





KPMG LLP
February 4, 1998
Rochester, New York


                                                                              12
                                      IV-2

                        REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE








Board of Directors and Shareholders
Computer Task Group, Incorporated
Buffalo, New York


We have audited the consolidated financial statements of Computer Task Group, Incorporated and subsidiaries as of December 31, 1998 and for the year then ended, and have issued our report thereon dated February 5, 1999 (February 23, 1999 as to Note 2). Such financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the consolidated financial statement schedule of Computer Task Group, Incorporated and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






DELOITTE & TOUCH LLP
Buffalo, New York
February 5, 1999
(February 23, 1999 as to Note 2)







                                      IV-3
                                                                              13

                        REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Shareholders of Computer Task Group, Incorporated:


Under date of February 4, 1998, we reported on the consolidated balance sheet of Computer Task Group, Incorporated and subsidiaries, and the related consolidated statements of income, changes in shareholders' equity, and cash flows as of and for each of the years in the two year period ended December 31, 1997, as contained in the 1998 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule insofar as it relates to the years ended December 31, 1997 and 1996, as listed in Item 14(A) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule insofar as it relates to the years ended December 31, 1997 and 1996 based on our audits.

In our opinion, such financial statement schedule, insofar as it relates to the years ended December 31, 1997 and 1996 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





KPMG LLP
February 4, 1998
Rochester, New York



                                      IV-4
                                                                              14

                        COMPUTER TASK GROUP, INCORPORATED
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)



                                                   Balance at             Net             Balance at
Description                                        January 1            Change           December 31
-----------                                        ----------           ------           -----------
1998
ACCOUNTS DEDUCTED FROM ASSETS
  Allowance for Doubtful Accounts                   $   951         $     154  (A)      $   1,105

  Reserve for projects                              $ 1,000         $       -           $   1,000

  Net Deferred Tax Assets Valuation Allowance       $   927         $    (927) (B)      $       0



1997
ACCOUNTS DEDUCTED FROM ASSETS

  Allowance for Doubtful Accounts                   $   975         $     (24) (A)      $     951

  Reserve for projects                              $     -         $   1,000  (C)      $   1,000

  Net Deferred Tax Assets Valuation Allowance       $   495         $     432  (D)      $     927



1996
ACCOUNTS DEDUCTED FROM ASSETS

  Allowance for Doubtful Accounts                   $   862         $     113  (A)      $     975

  Net Deferred Tax Assets Valuation Allowance       $   962         $    (467) (B)      $     495







(A) Reflects additions charged to costs and expenses less accounts written off and translation adjustments.

(B) Reflects utilization of foreign net operating losses that were previously offset completely by the valuation allowance.

(C)      Reflects additions charged to costs and expenses.

(D) Reflects a provision for additional foreign net operating losses for which no benefit was anticipated.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        COMPUTER TASK GROUP, INCORPORATED


                                   By  /s/   Gale S. Fitzgerald
                                     -----------------------------------------
                                         Gale S. Fitzgerald, Chairman of the
                                         Board and chief executive officer
Dated:  March 29, 1999

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

Signature                                                     Title                     Date
---------                                                     -----                     ----
(i)      Principal Executive Officer:                         Chairman of the           March 29, 1999
                                                              Board and Chief
         /s/   Gale S. Fitzgerald                             Executive Officer
         -------------------------------
         (Gale S. Fitzgerald)

(ii)     Principal Accounting and                             Vice President,           March 29, 1999
         Financial Officer                                    Chief Financial
                                                              Officer

         /s/  James R. Boldt
         --------------------------------
         (James R. Boldt)

(iii)    Directors

         /s/  George B. Beitzel                               Director                  March 29, 1999
         --------------------------------
         (George B. Beitzel)

         /s/  Richard L. Crandall                             Director                  March 29, 1999
         --------------------------------
         (Richard L. Crandall)

         /s/  R. Keith Elliott                                Director                  March 29, 1999
         --------------------------------
         (R. Keith Elliott)

         /s/  Gale S. Fitzgerald                              Director                  March 29, 1999
         --------------------------------
         (Gale S. Fitzgerald)

         /s/  Randolph A. Marks                               Director                  March 29, 1999
         --------------------------------
         (Randolph A. Marks)

         /s/  Barbara Z. Shattuck                             Director                  March 29, 1999
         --------------------------------
         (Barbara Z. Shattuck)


                                  EXHIBIT INDEX
                                  -------------

                                                                                                        Page or
Exhibit               Description                                                                     (Reference)
-------               -----------                                                                     -----------
2.                    Plan of acquisition, reorganization, arrangement,                                   *
                      liquidation or succession.

3.       (a)          Restated Certificate of Incorporation of Registrant.                                (1)

         (b)          Restated By-laws of Registrant.                                                     20

4.       (a)          Specimen Common Stock Certificate.                                                  (2)

         (b)          Rights Agreement dated as of January 15, 1989, and                                  (1)
                      amendment dated June 28, 1989, between Registrant
                      and The First National Bank of Boston, as Rights Agent.

         (c)          Form of Rights Certificate.                                                         (2)

9.                    Voting Trust Agreement.                                                              *

10.      (a)          Non-Compete Agreement, dated as of March 1, 1984,                                   (2)
                      between Registrant and Randolph A. Marks.

         (b)          Stock Employee Compensation Trust Agreement, dated                                  (2)
                      May 3, 1994, between Registrant and Thomas R. Beecher,
                      Jr., as trustee.

         (c)          Promissory Notes, dated May 3, 1994, and December 7, 1994,                          (2)
                      between Registrant and Thomas R. Beecher, Jr., as Trustee of the Computer Task Group, Incorporated Stock Employee
                      Compensation Trust

         (d)          Severance Compensation Agreement dated October 31, 1994, between                    (2)
                      Registrant and Gale S. Fitzgerald.

         (e)          Stock Purchase Agreement, dated as of February 25,                                  (3)
                      1981, between Registrant and Randolph A. Marks.

--------------------------------------------------------------------------------------------------------------


          *           None or requirement not applicable.

         (1)          Filed as an Exhibit to the Registrant's Form 8-A/A filed on January 13, 1999, and incorporated herein by reference.

         (2)          Filed as an Exhibit to the  Registrant's  Annual  Report on Form 10-K for the year ended
                      December  31, 1994 and  incorporated  herein by reference.

         (3)          Filed as an Exhibit to the  Registrant's  Registration  Statement No. 2- 71086 on
                      Form S-7 filed on February 27, 1981,  and  incorporated herein by reference.

                            -------------

                                                                                                        Page or
Exhibit               Description                                                                   (Reference)
-------               -----------                                                                   -----------
10.      (f)          Description of Disability Insurance and Health                                      (4)
                      Arrangements for Executive Officers.

         (g)          Nondisclosure and Nonsolicitation Agreement, dated                                  (5)
                      July 1, 1993, between Registrant and Gale S. Fitzgerald.

         (h)          1998 Key Employee Compensation Plans.                                               (6)

         (i)          Management Stock Purchase Plan.                                                     (7)

         (j)          CTG Non-Qualified Key Employee Deferred Compensation Plan                           (8)

         (k)          1991 Employee Stock Option Plan, as Amended                                         (9)

         (l)          1991 Restricted Stock Plan                                                          (9)

         (m)          Executive Supplemental Benefit Plan 1997 Restatement                                (10)

         (n)          Executive Compensation Plans and Arrangements.                                      37

-----------------------------------------------------------------------------------------------------------------

         (4)          Filed as an Exhibit to Amendment  No. 1 to  Registration  Statement  No.  2-71086 on
                      Form S-7 filed on March 24, 1981,  and  incorporated herein by reference.

         (5)          Filed as an Exhibit to the  Registrant's  Annual Report on Form 10-K for the year ended
                      December 31, 1993,  and  incorporated  herein by reference.

         (6)          Included in the Registrant's definitive Proxy Statement dated April 1, 1999 on page 7 under the caption entitled "Annual Cash Incentive Compensation," and incorporated herein by reference.

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

                            -------------

                                                                                                        Page or
Exhibit               Description                                                                      (Reference)
-------               -----------                                                                      -----------
11.                   Statement re:  computation of per share earnings                                    39

12.                   Statement re:  computation of ratios                                                 *

13.                   Annual Report to Shareholders                                                       41

16.                   Letter re:  change in certifying accountant.                                        (11)

18.                   Letter re:  change in accounting principles.                                         *

21.                   Subsidiaries of the Registrant.                                                     80

22.                   Published report regarding matters submitted to a vote                               *
                      of security holders.

23.      (a)          Consent of experts and counsel.                                                     81

         (b)          Consent of experts and counsel.                                                     82

24.                   Power of Attorney.                                                                   *

27.      (a)          Financial Data Schedules - 1998.                                                    83

         (b)          Financial Data Schedules - 1997.                                                    84

99.                   Additional exhibits.                                                                 *

-------------------------------------------------------------------------------

         (11) Filed as an Exhibit to the Registrants Current Report on Form 8-K as of July 7, 1998, and incorporated herein by reference.


                                       E-3