Form 10-Q
period 1999-03-26
COMPUTER TASK GROUP INC
filed 1999-05-10
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 26, 1999



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


                                    Yes X      No
                                       --


                 Number of shares of common stock outstanding:


                                                     Shares outstanding
                 Title of each class                  at March 26, 1999
                 -------------------                  -----------------

               Common stock, par value
                    $.01 per share                        20,876,063

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.                       FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                        QUARTER ENDED
                                                  MARCH 26,         MARCH 27,
                                                   1999               1998
                                                ------------    ------------
                                                    (amounts in thousands,
                                                    except per share data)

Revenue                                         $    116,618    $    109,683
Direct costs                                          78,197          76,074
Selling, general and administrative expenses          30,405          25,220
                                                ------------    ------------
Operating income*                                      8,016           8,389
Interest and other income                                432             256
Interest and other expense                              (252)            (40)
                                                ------------    ------------
Income before income taxes*                            8,196           8,605
Provision for income taxes                             3,497           3,528
                                                ------------    ------------
Net income*                                     $      4,699    $      5,077
                                                ============    ============
Net income per share:*
    Basic                                       $       0.29    $       0.32
                                                ============    ============
    Diluted                                     $       0.28    $       0.30
                                                ============    ============
Weighted average shares outstanding:
    Basic                                             16,424          16,104
    Diluted                                           16,827          16,994

*Includes the expense of a non-recurring arbitration award which lowered operating income and income before income taxes by approximately $2.5 million, and net income and net income per share by approximately $1.5 million and $.09, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                          MARCH 26,      DECEMBER 31,
                                                                            1999             1998
                                                                       --------------   --------------
                                                                        (Unaudited)      (Audited)
                                                                           (amounts in thousands)
ASSETS
------------------------------------------------------------------------------------------------------
Current Assets:
     Cash and temporary cash investments                               $     10,367    $     57,748
     Accounts receivable, net of allowances and reserves                     93,704          73,932
     Prepaids and other                                                       4,180           4,000
     Deferred income taxes                                                    2,051           1,654
------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                             110,302         137,334

     Property and equipment, net of
        accumulated depreciation and amortization                            14,828          13,146
     Acquired intangibles, net of accumulated amortization
        of $5,055,000 and $6,002,000, respectively                           87,087           2,808
     Deferred income taxes                                                    2,681           2,801
     Other assets                                                               874             720
------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                $    215,772    $    156,809
                                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------
Current Liabilities:
     Accounts payable                                                  $     14,302    $     14,265
     Accrued compensation                                                    31,288          29,258
     Short-term borrowings                                                   44,300            --
     Income taxes payable                                                    11,436           9,157
     Advance billings on contracts                                              858             384
     Other current liabilities                                               11,869           9,409
------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                        114,053          62,473

     Deferred compensation benefits                                          10,618          10,300
     Other long-term liabilities                                                833             587
------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                125,504          73,360

Shareholders' Equity:
     Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,017,824 shares issued                             270             270
     Capital in excess of par value                                         109,388         106,010
     Retained earnings                                                       70,871          66,172
     Less: Treasury stock of 6,141,761 and 6,269,668 shares, at cost        (31,278)        (31,850)
           Stock Employee Compensation Trust of 4,369,290
              and 4,422,500 shares, at cost                                 (52,971)        (52,463)
           Unearned portion of restricted stock to related parties              (63)            (69)
     Other comprehensive income:
           Foreign currency adjustment                                       (3,702)         (2,374)
           Minimum pension liability adjustment                              (2,247)         (2,247)
------------------------------------------------------------------------------------------------------
                  Accumulated other comprehensive income                     (5,949)         (4,621)
------------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                        90,268          83,449
------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $    215,772    $    156,809
                                                                       ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 QUARTER ENDED
                                                                            MARCH 26,        MARCH 27,
                                                                              1999            1998
                                                                         ------------    ------------
                                                                             (amounts in thousands)
Cash flows from operating activities:
  Net income                                                             $      4,699    $      5,077
  Adjustments:
    Depreciation expense                                                        1,063             981
    Amortization expense                                                          434             166
    Deferred compensation expense                                                  91             107
    Changes in assets and liabilities,
        net of assets acquired and liabilities assumed:
      Increase in accounts receivable                                         (11,022)        (22,179)
      Increase in prepaids and other                                             (384)         (1,154)
      (Increase) decrease in deferred income taxes                                  6             (42)
      (Increase) decrease in other assets                                         109            (235)
      Increase (decrease) in accounts payable                                  (1,230)          2,631
      Increase (decrease) in accrued compensation                                (259)          3,157
      Increase in income taxes payable                                          2,511           2,032
      Increase (decrease) in advance billings on contracts                        474            (470)
      Increase in other current liabilities                                       819           1,445
      Increase (decrease) in other long-term liabilities                            6             (75)
                                                                         ------------    ------------

Net cash used in operating activities                                          (2,683)         (8,559)
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition                                                                 (86,775)              -
  Additions to property and equipment                                          (1,690)         (1,678)
---------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                         (88,465)              -
---------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Short-term borrowings, net                                                   44,300               -
  Proceeds from Employee Stock Purchase Plan                                      279             355
  Purchase of stock for treasury                                                  (12)            (22)
  Purchase of stock by Stock Employee Compensation Trust                         (949)              -
  Proceeds from other stock plans, inclusive of related tax benefit               930           2,268
                                                                         ------------    ------------

Net cash provided by financing activities                                      44,548           2,601
---------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and temporary cash investments           (781)             15
                                                                         ------------    ------------
Net decrease in cash and temporary cash investments                           (47,381)         (7,621)
Cash and temporary cash investments at beginning of year                       57,748          25,033
---------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of quarter                    $     10,367    $     17,412
                                                                         ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       Financial Statements

         The consolidated financial statements included herein reflect, in the opinion of the management of Computer Task Group, Incorporated ("CTG" or "the Company"), all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

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

3.       Comprehensive Income

         At March 26, 1999, accumulated other comprehensive income totaled $5,949,000, including an adjustment of ($1,328,000) related to foreign currency translation made in the first quarter of 1999.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                      FOR THE QUARTER ENDED MARCH 26, 1999



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

Results of Operations
---------------------

         To aid in understanding the operating trends of the Company, the following table is presented to set forth data as contained on the consolidated statements of income, with the information calculated as a percentage of consolidated revenues.

Quarter ended:                                     March 26,         March 27,
(percentage of revenue)                                1999            1998
                                                       ----            ----

Revenue                                                 100.0%          100.0%
Direct costs                                             67.1%           69.4%
Selling, general, and administrative expenses,
  less non-recurring charge                              23.9%           23.0%
Non-recurring charge                                      2.1%              -
------------------------------------------------------------------------------
Operating income                                          6.9%            7.6%
Interest and other income, net                            0.1%            0.2%
------------------------------------------------------------------------------
Income before income taxes                                7.0%            7.8%
Provision for income taxes                                3.0%            3.2%
------------------------------------------------------------------------------
Net income                                                4.0%            4.6%
                                                 ============    ============

         On February 23, 1999, the Company completed the acquisition of Elumen Solutions, Inc. (Elumen). The transaction was valued at $89 million, of which $86 million was paid in cash or through the assumption of debt, and the remainder was satisfied through the issuance of approximately 128,000 shares of CTG common stock. The acquisition was accounted for as a purchase, with approximately $85 million of goodwill and other identifiable intangibles, from the total cost of $89 million, arising from the transaction.

         Elumen was one of the largest privately held consulting firm specializing in information technology services for health care organizations, generating revenues of approximately $36 million for the year ended December 31, 1998. As the acquisition was completed on February 23, 1999, approximately one-third of the first quarter operating results for Elumen were included in CTG's consolidated financial statements for the quarter ended March 26, 1999.

         The market for health care IT services was estimated at $3.4 billion annually in 1997. Several of the factors driving growth in excess of 20% annually in this sector (Piper Jaffray, 1997 and Dorenfest and Associates, 1997) include the creation of large integrated health care delivery systems, the consolidation of health care providers and systems, the impact of managed care, and the need to invest in information technology to improve patient care and achieve cost and operating efficiencies. The acquisition of Elumen by CTG is intended to capitalize on these impressive growth rates which are greater than the growth rates for the IT services industry as a whole. Additionally, as Elumen is one of the leading firms in the health care IT sector, its growth rate exceeded the 20% mentioned above in 1998, and is expected to continue to exceed this rate in 1999.

         CTG recorded first quarter 1999 revenue of $116.6 million, an increase of 6.3 percent when compared to first quarter 1998 revenue of $109.7 million. North American revenue increased by $1.9 million or 2 percent in 1999 as compared to 1998, while revenue from European operations increased by $5 million, or 33.6 percent. The consolidated revenue increase is mainly due to the Company providing higher-value services to its customers and the acquisition of Elumen, partially offset by constrained revenues from the Company's oil and gas customers and International Business Machines, Inc. (IBM).

         The 1998 to 1999 quarter-to-quarter revenue growth rate was impacted slightly by the strengthening of the U.S. dollar as compared to the currencies of the Netherlands, Belgium, the United Kingdom, and Luxembourg. If there had been no change in these foreign currency exchanges rates from the first quarter of 1998 to 1999, total consolidated revenues would have been $0.7 million higher, resulting in a quarter-to-quarter consolidated revenue growth rate of
6.9 percent. This additional $0.7 million increase in revenue in Europe would have increased the European revenue growth rate to 38.3 percent.

         In January 1999, the Company renewed a contract with IBM for one year as one of IBM's national technical service providers for the United States. In the first quarter of 1999, IBM continued to be the Company's largest customer, accounting for $34.3 million or 29.4 percent of total revenue as compared to $37 million or 33.7 percent of first quarter 1998 revenue. The Company expects to continue to derive a significant portion of its revenue from IBM throughout 1999 and in future years. While a significant decline in revenue from IBM would have a material adverse effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the recent renewal of the national contract, the number of other contracts presently in existence with IBM, the diversity of the projects performed for IBM, and the number of locations and divisions involved.

         Direct costs, defined as costs for billable staff, were 67.1 percent of revenue in the first quarter of 1999 as compared to 69.4 percent of first quarter 1998 revenue. The decrease in direct costs as a percentage of revenue in 1999 as compared to 1998 is also primarily due to the trend toward CTG providing higher-value services to its clients.

         Selling, general and administrative expenses, less the non-recurring charge, were 23.9 percent of revenue in the first quarter of 1999 as compared to 23 percent of revenue in 1998. The increase from 1998 to 1999 is primarily due to a continued investment in 1999 in sales and marketing, recruiting, and training programs.

         During the first quarter of 1999, CTG recorded a non-recurring charge of $2.5 million to provide for a preliminary arbitration award related to a contract dispute between the Company and one of its customers. This charge lowered operating income and income before taxes by 2.1 percent, net income by
1.3 percent, and diluted earnings per share by $0.09.

         Operating income was 6.9 percent of revenue in 1999 compared to 7.6 percent of revenue in 1998. Without the non-recurring charge, operating income would have been 9 percent of revenue in the first quarter of 1999. The quarter-to-quarter increase is primarily due to the factors discussed above. Operating income from North American operations, not including the non-recurring charge, increased $1.5 million or 20.8 percent from 1998 to 1999. European operations recorded operating income of $1.8 million in 1999 as compared to $1.2 million in 1998. The European improvement in profitability is primarily due to the 33.6 percent increase in revenue discussed above and an increase in higher-value services performed in 1999.

         Interest and other income was $0.2 million in 1999 and 1998. In 1999, additional interest income was offset by interest expense on indebtedness related to the acquisition of Elumen.

         Income before income taxes was 7 percent of revenue in 1999 as compared to 7.8 percent of revenue in 1998. Without the non-recurring charge, income before income taxes would have been 9.1 percent of revenue in the first quarter of 1999. The provision for income taxes was 42.7 percent in 1999 and 41 percent in 1998. The increase in the effective income tax rate in 1999 is due to an increase in non-deductible expenses related to the Elumen acquisition.

         Net income for the first quarter of 1999 was 4.0 percent of revenue or $0.28 per diluted share, compared to $4.6 percent of revenue or $0.30 per diluted share in 1998. Without the non-recurring charge, net income would have been 5.3 percent of revenue and $0.37 per diluted share. Diluted earnings per share was calculated using 16.8 million and 17 million equivalent shares outstanding in 1999 and 1998, respectively.

         In 1996, CTG conducted an assessment of its potential year 2000 issues by examining all of its internal and third-party applications, operating systems, interfaces, and hardware (collectively referred to hereafter as computer systems) and its non-information technology (non-IT) systems. During 1997, the Company generated a complete inventory of its computer systems and non-IT systems that may be impacted by year 2000 issues.

         To address its year 2000 issues, CTG established a year 2000 committee, a compliance program, and a budget. The committee meets regularly, and reviews and updates, as necessary, the compliance program at each meeting. The Company's year 2000 compliance program consists of six primary phases: assessment, systems inventory, remediation, contingency planning, systems testing, and systems evaluation and monitoring. As mentioned above, the systems inventory and assessment phases were completed in 1997, and significant progress has been made with respect to the contingency planning and systems testing phases. All of the Company's computer systems and non-IT systems were ready for testing on or before March 31, 1999, and the Company expects that all of its mission critical computer systems and mission critical non-IT systems will be year 2000 compliant prior to December 31, 1999. The Company has determined that mission critical systems or vendors are those that are vital to the operations of the Company. CTG estimates the total amount spent in 1998 and 1999, and to be spent throughout the remainder of 1999 to address year 2000 issues is less than $500,000.

         CTG, as part of its year 2000 compliance program, has been, and continued to be throughout 1998, in communication with vendors providing third-party computer systems or services to the Company, in order to receive assurance that these computer systems and vendors will be year 2000 compliant on or before December 31, 1998. In the event the Company did not receive reasonable assurance from its mission critical vendors as to year 2000 compliance by December 31, 1998, CTG is seeking to establish relationships in 1999 with other vendors that are year 2000 compliant. With respect to purchases of upgrades of existing computer systems, and new hardware and software computer systems, it is the Company's practice to formally request and receive year 2000 certification from the vendor prior to completion of the purchase. As part of CTG's compliance program, the Company does not intend to make any changes to its hardware or software for its mission critical computer systems after June 30, 1999, and into the year 2000.

         CTG operates in one industry segment, providing IT services to its clients. The services provided typically encompass the IT business solution life cycle, including phases for planning, development, and managing and maintaining the IT solution. A portion of the IT services the Company provides involves assessment, planning, remediation, testing, and contingency planning services for year 2000 compliance. CTG actively manages the inherent risk in the services it provides to its clients through a thorough contract review process, and by including contractual provisions in its contracts that are designed to mitigate risk to the Company. Revenues generated from year 2000 compliance services were less than 15% of CTG's consolidated revenues for the quarter ended March 26, 1999. It is anticipated that year 2000 compliance providers such as CTG will continue to generate revenues from year 2000 compliance services after the year 2000. Accordingly, the Company does not anticipate an immediate significant decline in revenues after January 1, 2000.

         CTG believes that already completed and planned remediation of its mission critical computer systems and non-IT systems will allow it to be year 2000 compliant as planned. There can be no guarantee, however, that the Company's mission critical computer systems and non-IT systems, or those of mission critical vendors upon which CTG relies, will be year 2000 compliant by December 31, 1999. Additionally, there can be no guarantee that the CTG's contingency plans, which the Company intends to complete in the second quarter of 1999, or that of its mission critical vendors, will eliminate the effects of any year 2000 non-compliance. The failure of CTG's mission critical systems, non-IT systems, or those of its mission critical vendors, could effect the operations of the Company and could have a materially adverse effect on the Company's results of operations.

Financial Condition
-------------------

         Cash used by operations was $2.7 million for the quarter. Net income totaled $4.7 million, and non-cash adjustments for depreciation expense, amortization expense, and deferred compensation expense totaled $1.6 million. Accounts receivable increased $11 million as compared to December 31, 1998, as a result of increases in revenue and slower accounts receivable turnover in the first quarter of 1999. Accounts payable decreased $1.2 million due to the timing of certain payments. The $2.5 million increase in taxes payable is primarily attributable to an increase in net income and the timing of required tax payments.

         Net property and equipment increased $1.7 million. Additions to property and equipment were $1.7 million, assets acquired with the acquisition of Elumen were $1.1 million, offset by depreciation of $1.1 million. The Company has no material commitments for capital expenditures at March 26, 1999. Net acquired intangibles increased $84.3 million, caused primarily by the acquisition of Elumen.

         Financing activities provided $44.5 million of cash in the first quarter of 1999. Short-term borrowings increased $44.3 million due to the acquisition of Elumen. The Company received $0.9 million for the exercise of stock options, inclusive of the related tax benefit. The Company also received $0.3 million from employees for stock purchased under the Employee Stock Purchase Plan. The Company's SECT utilized $0.9 million for the purchase of the Company's stock on the open market.

         The Company has approximately $102 million in aggregate lines of credit, which are renewable annually at various times throughout the year.

         On October 26, 1994, the Company authorized the repurchase of two million shares and on July 21, 1995 authorized the repurchase of another 1.4 million shares of its Common Stock. At March 26, 1999, approximately 2.6 million shares have been repurchased under the authorizations, leaving 0.8 million shares authorized for future purchases.

         The Company believes existing internally available funds, cash generated by operations, and borrowings will be sufficient to meet foreseeable working capital, stock repurchase and capital expenditure requirements and to allow for future internal growth and expansion.

                           PART II. OTHER INFORMATION





Item 4.           Submission of Matters To A Vote of Security Holders

                  The annual meeting of shareholders was held on April 28, 1999, at the Company's Headquarters, 800 Delaware Avenue, Buffalo, New York at 10:00 a.m.

                  The Company submitted for shareholder approval the election of Class I directors.

                  Election of Directors

                  - Three Class I directors (Gale S. Fitzgerald, Randolph A. Marks, and R. Keith Elliott) were elected to hold office for two years until the 2001 annual meeting of shareholders and until their successors are elected and qualified. The results of the voting are as follows:

                                                              Total Vote                Total Vote
                                                                   For                    Against

                           Gale S. Fitzgerald                 17,635,386                  374,222

                           Randolph A. Marks                  17,640,244                  369,364

                           R. Keith Elliott                   17,638,835                  370,773

                  - The Class II directors of the Company, whose terms of office extend until the 2000 annual meeting of shareholders and until their successors are elected and qualified, are George G. Beitzel, Richard L. Crandall, and Barbara Z. Shattuck.

Item 6.           Exhibits And Reports On Form 8-K

                  Exhibit           Description                                                    Page
                  -------           -----------                                                    ----
                  11.               Statement re: computation of earnings per share                 13

                  27.      a.)      Financial Data Schedule  -  March 26, 1999                      15

                           b.)      Financial Data Schedule  -  March 27, 1998                      16


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




                                        COMPUTER TASK GROUP, INCORPORATED



                                        By:    /s/   James R. Boldt
                                               --------------------
                                               James R. Boldt
                                               Principal Accounting and
                                               Financial Officer


                                               Title:   Vice President and
                                                        Chief Financial Officer




Date:  May 10, 1999