Form 10-Q
period 1999-06-25
COMPUTER TASK GROUP INC
filed 1999-08-04
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 25, 1999



                          Commission file number 1-9410
                                                -------


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


                                Yes  X    No
                                   -----    -----

                 Number of shares of common stock outstanding:

                                                          Shares outstanding
       Title of each class                                at June 25, 1999
       -------------------                                ----------------

    Common stock, par value
         $.01 per share                                      20,876,063

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.                       FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                     QUARTER ENDED         TWO QUARTERS ENDED
                                                 JUNE 25,     JUNE 26,    JUNE 25,     JUNE 26,
                                                  1999         1998         1999        1998
                                               -----------------------   ----------------------
                                                 (amounts in thousands, except per share data)
Revenue                                        $ 125,464    $ 117,646    $ 242,082    $ 227,329

Direct costs                                      82,672       80,472      160,869      156,546

Selling, general and administrative expenses      31,052       27,359       61,457       52,579
                                               ---------    ---------    ---------    ---------

Operating income*                                 11,740        9,815       19,756       18,204

Interest and other income                             49          244          481          500

Interest and other expense                          (693)        (171)        (945)        (211)
                                               ---------    ---------    ---------    ---------

Income before income taxes*                       11,096        9,888       19,292       18,493

Provision for income taxes                         4,779        4,054        8,276        7,582
                                               ---------    ---------    ---------    ---------

Net income*                                    $   6,317    $   5,834    $  11,016    $  10,911
                                               =========    =========    =========    =========

Net income per share:*
      Basic                                    $    0.38    $    0.36    $    0.67    $    0.68
                                               =========    =========    =========    =========
      Diluted                                  $    0.38    $    0.34    $    0.66    $    0.64
                                               =========    =========    =========    =========

Weighted average shares outstanding:
      Basic                                       16,517       16,196       16,472       16,151
      Diluted                                     16,796       16,939       16,813       16,968

Cash dividend per share                        $    0.05    $    0.05    $    0.05    $    0.05



* The two quarters ended June 25, 1999 include the expense of a non-recurring arbitration award which lowered operating income and income before income taxes by approximately $2.5 million, and net income and net income per share by approximately $1.5 million and $0.09, respectively.



The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                       JUNE 25,    DECEMBER 31,
                                                                         1999          1998
                                                                      ------------------------

                                                                      (Unaudited)    (Audited)
                                                                       (amounts in thousands)
ASSETS
-----------------------------------------------------------------------------------------------
Current Assets:
     Cash and temporary cash investments                               $   4,810    $  57,748
     Accounts receivable, net of allowances and reserves                  93,938       73,932
     Prepaids and other                                                    2,900        4,000
     Deferred income taxes                                                 1,797        1,654
-----------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                          103,445      137,334

     Property and equipment, net of
        accumulated depreciation and amortization                         14,225       13,146
     Acquired intangibles, net of accumulated amortization
        of $7,194,000 and $6,002,000, respectively                        86,080        2,808
     Deferred income taxes                                                 2,721        2,801
     Other assets                                                          1,084          720
-----------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                $ 207,555    $ 156,809
                                                                       =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------
Current Liabilities:
     Accounts payable                                                  $   9,280    $  14,265
     Accrued compensation                                                 26,380       29,258
     Short-term borrowings                                                41,845           --
     Income taxes payable                                                  9,443        9,157
     Advance billings on contracts                                         1,163          384
     Other current liabilities                                            12,990        9,409
-----------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                     101,101       62,473

     Deferred compensation benefits                                       10,774       10,300
     Other long-term liabilities                                             698          587
-----------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                             112,573       73,360

Shareholders' Equity:
     Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,017,824 shares issued                          270          270
     Capital in excess of par value                                      109,912      106,010
     Retained earnings                                                    76,361       66,172
     Less: Treasury stock of 6,141,761 and 6,269,668 shares, at cost     (31,278)     (31,850)
           Stock Employee Compensation Trust of 4,382,746
              and 4,422,500 shares, at cost                              (53,720)     (52,463)
           Unearned portion of restricted stock to related parties           (56)         (69)
     Other comprehensive income:
           Foreign currency adjustment                                    (4,260)      (2,374)
           Minimum pension liability adjustment                           (2,247)      (2,247)
-----------------------------------------------------------------------------------------------
                  Accumulated other comprehensive income                  (6,507)      (4,621)
-----------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                     94,982       83,449
-----------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 207,555    $ 156,809
                                                                       =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 TWO QUARTERS ENDED
                                                                                 JUNE  25,   JUNE 26,
                                                                                   1999       1998
                                                                               (amounts in thousands)
Cash flows from operating activities:
  Net income                                                                    $ 11,016    $ 10,911
  Adjustments:
    Depreciation expense                                                           2,422       2,064
    Amortization expense                                                           1,442         314
    Deferred compensation expense                                                    247         251
    Changes in assets and liabilities, net of assets acquired and liabilities assumed:
      Increase in accounts receivable                                            (11,713)    (21,437)
      (Increase) decrease in prepaids and other                                      863        (802)
      (Increase) decrease in deferred income taxes                                   220         (43)
      Increase in other assets                                                      (101)       (530)
      Increase (decrease) in accounts payable                                     (6,026)      3,805
      Decrease in accrued compensation                                            (5,100)        (18)
      Increase in income taxes payable                                               529         771
      Increase (decrease) in advance billings on contracts                           779        (625)
      Increase in other current liabilities                                        2,018         350
      Decrease in other long-term liabilities                                       (129)       (152)
                                                                                --------    --------

Net cash used in operating activities                                             (3,533)     (5,141)
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition                                                                    (86,775)         --
  Additions to property and equipment                                             (2,551)     (2,836)
-----------------------------------------------------------------------------------------------------

Net cash used in investing activities                                            (89,326)     (2,836)
-----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Short-term borrowings, net                                                      41,845          --
  Proceeds from Employee Stock Purchase Plan                                         582         766
  Purchase of stock for treasury                                                     (12)        (22)
  Purchase of stock by Stock Employee Compensation Trust                          (1,893)     (1,617)
  Proceeds from other stock plans, inclusive of related tax benefit                1,353       2,971
  Dividends paid                                                                    (827)       (812)
                                                                                --------    --------

Net cash provided by financing activities                                         41,048       1,286
-----------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and temporary cash investments            (1,127)        (17)
                                                                                --------    --------
Net decrease in cash and temporary cash investments                              (52,938)     (6,708)
Cash and temporary cash investments at beginning of year                          57,748      25,033
-----------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of quarter                           $  4,810    $ 18,325
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

3.       Comprehensive Income

         At June 25, 1999, accumulated other comprehensive income totaled $(6,507,000), including an adjustment of $(558,000) related to foreign currency translation made in the second quarter of 1999.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    FOR THE TWO QUARTERS ENDED JUNE 25, 1999


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

                                                    Quarter Ended     Two Quarters Ended
                                                  June 25,  June 26,  June 25,  June 26,
(percentage of revenue)                             1999      1998     1999      1998
                                                    ----      ----     ----      ----

Revenue                                            100.0%    100.0%   100.0%    100.0%

Direct costs                                        65.9%     68.4%    66.5%     68.9%

Selling, general, and administrative expenses,
  less non-recurring charge                         24.7%     23.3%    24.3%     23.1%

Non-recurring charge                                  --        --      1.0%       --
--------------------------------------------------------------------------------------

Operating income                                     9.4%      8.3%     8.2%      8.0%

Interest and other income (expense)                 (0.6)%     0.1%    (0.2)%     0.1%
--------------------------------------------------------------------------------------

Income before income taxes                           8.8%      8.4%     8.0%      8.1%

Provision for income taxes                           3.8%      3.4%     3.4%      3.3%
--------------------------------------------------------------------------------------

Net income                                           5.0%      5.0%     4.6%      4.8%
                                                   =====     =====    =====     =====


         On February 23, 1999, during CTG's first quarter of 1999, the Company completed the acquisition of Elumen Solutions, Inc. (Elumen). The transaction was valued at $89 million, of which $86 million was paid in cash or through the assumption of debt, and the remainder was satisfied through the issuance of approximately 128,000 shares of CTG common stock. The acquisition was accounted for as a purchase, with approximately $85 million of goodwill and other identifiable intangibles, from the total cost of $89 million, arising from the transaction.

         Elumen was one of the largest privately held consulting firms specializing in information technology services for health care organizations, generating revenues of approximately $36 million for the year ended December 31, 1998. As the acquisition was completed on February 23, 1999, all of the second quarter operating results for Elumen were included in CTG's consolidated financial statements for the quarter ended June 25, 1999.

         The market for health care IT services was estimated at $3.4 billion annually in 1997. Several of the factors driving growth in excess of 20% annually in this sector (Piper Jaffray, 1997 and Dorenfest and Associates, 1997) include the creation of large integrated health care delivery systems, the consolidation of health care providers and systems, the impact of managed care, and the need to invest in information technology to improve patient care and achieve cost and operating efficiencies. The acquisition of Elumen by CTG is intended to capitalize on these impressive growth rates which are greater than the growth rates for the IT services industry as a whole. Additionally, as Elumen was one of the leading firms in the health care IT sector, its growth rate exceeded the 20% mentioned above in 1998, and is expected to continue to exceed this rate in 1999.

         CTG recorded second quarter 1999 revenue of $125.5 million, an increase of 6.6 percent when compared to second quarter 1998 revenue of $117.6 million. Revenue from North American operations increased by $5 million or 5 percent in 1999 as compared to 1998, while revenue from European operations increased by $2.9 million, or 17.5 percent. Revenues for the two quarters ended June 25, 1999 increased $14.8 million, or 6.5 percent, over the comparable 1998 period. The consolidated revenue increase is mainly due to the Company providing higher-value services to its customers and the acquisition of Elumen, partially offset by constrained revenues from the Company's oil and gas customers and International Business Machines, Inc. (IBM).

         The 1998 to 1999 second quarter-to-quarter revenue growth rate was impacted slightly by the strengthening of the U.S. dollar as compared to the currencies of the Netherlands, Belgium, the United Kingdom, and Luxembourg. If there had been no change in these foreign currency exchanges rates from the second quarter of 1998 to 1999, total consolidated revenues would have been $0.6 million higher, resulting in a quarter-to-quarter consolidated revenue growth rate of 7.2 percent. This additional $0.6 million increase in revenue in Europe would have increased the European revenue growth rate to 21.1 percent.

         In January 1999, the Company renewed a contract with IBM for one year as one of IBM's national technical service providers for the United States. In the second quarter of 1999, IBM continued to be the Company's largest customer, accounting for $34.2 million or 27.3 percent of total revenue as compared to $38.9 million or 33.1 percent of second quarter 1998 revenue. The Company expects to continue to derive a significant portion of its revenue from IBM throughout 1999 and in future years. While a significant decline in revenue from IBM would have a material adverse effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the recent renewal of the national contract, the number of other contracts presently in existence with IBM, the diversity of the projects performed for IBM, and the number of locations and divisions involved.

         Direct costs, defined as costs for billable staff, were 65.9 percent of revenue in the second quarter of 1999 as compared to 68.4 percent of revenue in the second quarter of 1998. Direct costs for the two quarters ended June 25, 1999 were 66.5 percent of revenue as compared to 68.9 percent of revenue in the comparable 1998 period. The decrease in direct costs as a percentage of revenue in 1999 as compared to 1998 is also primarily due to the trend toward CTG providing higher-value services to its clients.

         Selling, general and administrative expenses were 24.7 percent of revenue in the second quarter of 1999 as compared to 23.3 percent of revenue in the second quarter of 1998. Selling, general and administrative expenses for the two quarters ended June 25, 1999, less the non-recurring charge taken in the first quarter of 1999, were 24.3 percent of revenue as compared to 23.1 percent of revenue in the comparable 1998 period. The increase from 1998 to 1999 is primarily due to a continued investment in 1999 in sales and marketing, recruiting, and training programs, as well as goodwill amortization expense related to the acquisition of Elumen.

         During the first quarter of 1999, CTG recorded a non-recurring charge of $2.5 million to provide for a preliminary arbitration award related to a contract dispute between the Company and one of its customers. As a percentage of consolidated revenue, this charge lowered operating income and income before taxes for the year-to-date 1999 period by 1.0 percent, net income by 0.6 percent, and diluted earnings per share by $0.09.

         Operating income was 9.4 percent of revenue in the second quarter of 1999 compared to 8.3 percent of revenue in the second quarter of 1998. Operating income for the two quarters ended June 25, 1999 was 8.2 percent of revenue as compared to 8.0 percent of revenue in the comparable 1998 period. Without the non-recurring charge, operating income would have been 9.2 percent of revenue for the two quarters ended June 25, 1999. The quarter-to-quarter increase is primarily due to the factors discussed above. Operating income from North American operations in the second quarter increased $1.3 million or 15.7 percent from 1998 to 1999. European operations recorded operating income of $2.1 million in 1999 as compared to $1.5 million in 1998. The European improvement in profitability is primarily due to the 17.5 percent increase in revenue discussed above and an increase in higher-value services performed in 1999.

         Interest and other income (expense) was (0.2) percent of revenue for the two quarters ended June 25, 1999, and 0.1 percent in the comparable 1998 period. In 1999, interest expense on indebtedness related to the acquisition of Elumen was partially offset by interest income on available cash and temporary cash investments.

         Income before income taxes was 8.8 percent of revenue in the second quarter of 1999 as compared to 8.4 percent of revenue in the second quarter of 1998. Without the non-recurring charge, income before income taxes would have been 9.0 percent of revenue for the two quarters ended June 25, 1999. The provision for income taxes was 42.9 percent in 1999 and 41 percent in 1998. The increase in the effective income tax rate in 1999 is due to an increase in non-deductible expenses related to the Elumen acquisition.

         Net income for the second quarter of 1999 was 5.0 percent of revenue or $0.38 per diluted share, compared to 5.0 percent of revenue or $0.34 per diluted share in 1998. Without the non-recurring charge, net income would have been 5.2 percent of revenue and $0.75 per diluted share for the two quarters ended June 25, 1999. Diluted earnings per share was calculated using 16.8 million and 16.9 million equivalent shares outstanding in 1999 and 1998, respectively.

         In 1996, CTG conducted an assessment of its potential year 2000 issues by examining all of its internal and third-party applications, operating systems, interfaces, and hardware (collectively referred to hereafter as computer systems) and its non-information technology (non-IT) systems. During 1997, the Company generated a complete inventory of its computer systems and non-IT systems that may be impacted by year 2000 issues, and further refined the inventory into mission critical and non-mission critical categories.

         To address its year 2000 issues, CTG established a year 2000 committee, a compliance program, and a budget. The committee meets regularly, and reviews and updates, as necessary, the compliance program at each meeting. The Company's year 2000 compliance program consists of six primary phases: assessment, systems inventory, remediation, contingency planning, systems testing, and systems evaluation and monitoring. As mentioned above, the systems inventory and assessment phases were completed in 1997, and as of the end of the second quarter of 1999 significant progress has been made with respect to the contingency planning and systems testing phases.

         The Company has determined that mission critical systems or vendors are those that are vital to the operations of the Company. The Company has completed all of its remediation and systems testing with respect to its
mission critical      computer systems and mission critical non-IT systems. As
part of CTG's compliance program, the Company does not intend to make any changes to its hardware or software for its mission critical computer systems into the year 2000. The total amount spent in 1998 and through June 25, 1999, and estimated to be spent throughout the remainder of 1999 to address year 2000 issues totals less than $500,000.

         CTG, as part of its year 2000 compliance program, has been, and continues to be throughout 1999, in communication with vendors providing third-party computer systems or services to the Company, in order to receive assurance that these computer systems and vendors will be year 2000 compliant on or before December 31, 1999. In the event the Company did not receive reasonable assurance from its mission critical vendors as to year 2000 compliance, CTG is seeking to establish relationships with other vendors that are year 2000 compliant. With respect to purchases of upgrades of existing computer systems, and new hardware and software computer systems, it is the Company's practice to formally request and receive year 2000 certification from the vendor prior to completion of the purchase.

         CTG operates in one industry segment, providing IT services to its clients. The services provided typically encompass the IT business solution life cycle, including phases for planning, development, and managing and maintaining the IT solution. A portion of the IT services the Company provides involves assessment, planning, remediation, testing, and contingency planning services for year 2000 compliance. CTG actively manages the inherent risk in the services it provides to its clients through a thorough contract review process, and by including contractual provisions in its contracts that are designed to mitigate risk to the Company. Revenues generated from year 2000 compliance services were less than 15% of CTG's consolidated revenues for the quarter ended June 25, 1999. It is anticipated that year 2000 compliance providers such as CTG will continue to generate revenues from year 2000 compliance services after the year 2000. Accordingly, the Company does not anticipate an immediate significant decline in revenues after January 1, 2000.

         CTG believes that already completed and planned remediation of its mission critical computer systems and non-IT systems will allow it to be year 2000 compliant as planned. There can be no guarantee, however, that the Company's mission critical computer systems and non-IT systems, or those of mission critical vendors upon which CTG relies, will be year 2000 compliant by December 31, 1999. Additionally, there can be no guarantee that the CTG's contingency plans, which the Company intends to complete by December 31, 1999, or that of its mission critical vendors, will eliminate the effects of any year 2000 non-compliance. The failure of CTG's mission critical systems, non-IT systems, or those of its mission critical vendors, could effect the operations of the Company and could have a materially adverse effect on the Company's results of operations.

Financial Condition
-------------------

         Cash used by operations was $3.5 million in 1999. Net income totaled $11.0 million, and non-cash adjustments for depreciation expense, amortization expense, and deferred compensation expense totaled $4.1 million. Accounts receivable increased $11.7 million as compared to December 31, 1998, as a result of increases in revenue and slower accounts receivable turnover in 1999. Accounts payable decreased $6.0 million, and other current liabilities increased $2.0 million, primarily due to the timing of certain payments. The $5.1 million decrease in accrued compensation is primarily attributable to the timing of the U.S. bi-weekly payroll.

         Net property and equipment increased $1.1 million. Additions to property and equipment were $2.6 million, and assets acquired with the acquisition of Elumen were $1.1 million, offset by depreciation of $2.4 million and foreign currency translation adjustments of $0.2 million. The Company has no material commitments for capital expenditures at June 25, 1999. Net acquired intangibles increased $83.3 million, caused primarily by the acquisition of Elumen.

         Financing activities provided $41.0 million of cash in 1999. Short-term borrowings increased $41.8 million due to the acquisition of Elumen. The Company received $1.4 million for the exercise of stock options, inclusive of the related tax benefit. The Company also received $0.6 million from employees for stock purchased under the Employee Stock Purchase Plan. The Company's SECT utilized approximately $1.9 million for the purchase of the Company's stock on the open market.

         The Company has approximately $102 million in aggregate lines of credit, which are renewable annually at various times throughout the year.

         On October 26, 1994, the Company authorized the repurchase of two million shares and on July 21, 1995 authorized the repurchase of another 1.4 million shares of its Common Stock. At June 25, 1999, approximately 2.6 million shares have been repurchased under the authorizations, leaving 0.8 million shares authorized for future purchases.

         The Company believes existing internally available funds, cash generated by operations, and borrowings will be sufficient to meet foreseeable working capital, stock repurchase and capital expenditure requirements and to allow for future internal growth and expansion.


ITEM 6.   Exhibits And Reports On Form 8-K
          --------------------------------

          Exhibit      Description                                         Page
          -------      -----------                                         ----

          11.          Statement re: computation of earnings per share      12

          27.      a.) Financial Data Schedule  -  June 25, 1999            13

                   b.) Financial Data Schedule  -  June 26, 1998            14


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





Date:  August 3, 1999