Form 10-Q
period 1999-09-24
COMPUTER TASK GROUP INC
filed 1999-11-08
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 1999



                          Commission file number 1-9410
                                                -------

                        COMPUTER TASK GROUP, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              New York                                    16-0912632
-------------------------------------      -------------------------------------
        (State of incorporation)             (IRS Employer Identification No.)


 800 Delaware Avenue, Buffalo, New York                      14209
----------------------------------------   -------------------------------------
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


                                Yes  X   No
                                    ---     ---


                  Number of shares of common stock outstanding:

                                                    Shares outstanding
              Title of each class                 at September 24, 1999
              -------------------                 ----------------------

           Common stock, par value
                $.01 per share                          20,876,001

ITEM 1.                 PART I.  FINANCIAL INFORMATION
                        ------------------------------

                              FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                       QUARTER ENDED                THREE QUARTERS ENDED
                                                  SEPT. 24,       SEPT. 25,       SEPT. 24,       SEPT. 25,
                                                    1999            1998            1999             1998
                                                  ---------       ---------       ---------       ---------
                                                       (amounts in thousands, except per share data)


Revenue                                           $ 114,526       $ 116,174       $ 356,608       $ 343,503

Direct costs                                         75,429          79,396         236,298         235,942

Selling, general and administrative expenses         31,969          26,491          93,426          79,070
                                                  ---------       ---------       ---------       ---------

Operating income*                                     7,128          10,287          26,884          28,491

Interest and other income                                18             298             499             798

Interest and other expense                             (602)            (52)         (1,547)           (263)
                                                  ---------       ---------       ---------       ---------

Income before income taxes*                           6,544          10,533          25,836          29,026

Provision for income taxes                            3,014           4,317          11,290          11,899
                                                  ---------       ---------       ---------       ---------

Net income*                                       $   3,530       $   6,216       $  14,546       $  17,127
                                                  =========       =========       =========       =========

Net income per share:*
               Basic                              $    0.21       $    0.38       $    0.88       $    1.06
                                                  =========       =========       =========       =========
               Diluted                            $    0.21       $    0.37       $    0.87       $    1.01
                                                  =========       =========       =========       =========

Weighted average shares outstanding:
               Basic                                 16,474          16,248          16,473          16,184
               Diluted                               16,721          16,859          16,783          16,936

Cash dividend per share                           $      --       $      --       $    0.05       $    0.05





* The three quarters ended September 24, 1999 include the expense of a non-recurring arbitration award which lowered Operating income and Income before income taxes by approximately $2.5 million, and Net income and Net income per share by approximately $1.5 million and $0.09, respectively.



The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                                 SEPT. 24,       DECEMBER 31,
                                                                                   1999              1998
                                                                                -----------      ------------
                                                                                (Unaudited)        (Audited)
                                                                                   (amounts in thousands)
ASSETS
------------------------------------------------------------------------------------------------------------------
Current Assets:
     Cash and temporary cash investments                                        $   13,195       $    57,748
     Accounts receivable, net of allowances and reserves                            92,154            73,932
     Prepaids and other                                                              1,898             4,000
     Deferred income taxes                                                           1,868             1,654
------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                    109,115           137,334

     Property and equipment, net of
        accumulated depreciation and amortization                                   13,884            13,146
     Acquired intangibles, net of accumulated amortization
        of $8,085,000 and $6,002,000, respectively                                  85,072             2,808
     Deferred income taxes                                                           2,835             2,801
     Other assets                                                                      695               720
------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                         $  211,601       $   156,809
                                                                                ==========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Current Liabilities:
     Accounts payable                                                           $   10,107       $    14,265
     Accrued compensation                                                           31,101            29,258
     Income taxes payable                                                            9,667             9,157
     Advance billings on contracts                                                     914               384
     Other current liabilities                                                      13,571             9,409
------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                                65,360            62,473

     Long-term debt                                                                 38,250                 -
     Deferred compensation benefits                                                 10,779            10,300
     Other long-term liabilities                                                       520               587
------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                       114,909            73,360

Shareholders' Equity:
     Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,017,824 shares issued                                    270               270
     Capital in excess of par value                                                110,556           106,010
     Retained earnings                                                              79,891            66,172
     Less: Treasury stock of 6,141,823 and 6,269,668 shares, at cost               (31,279)          (31,850)
           Stock Trusts of 4,498,244 and 4,422,500 shares, at cost                 (56,378)          (52,463)
           Unearned portion of restricted stock to related parties                     (50)              (69)
     Other comprehensive income:
           Foreign currency adjustment                                              (4,071)           (2,374)
           Minimum pension liability adjustment                                     (2,247)           (2,247)
------------------------------------------------------------------------------------------------------------------
                  Accumulated other comprehensive income                            (6,318)           (4,621)
------------------------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                               96,692            83,449
------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  211,601       $   156,809
                                                                                ==========       ===========



The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                                                   THREE QUARTERS ENDED
                                                                                SEPT.  24,        SEPT. 25,
                                                                                    1999             1998
                                                                                -----------      ------------
                                                                                   (amounts in thousands)
Cash flows from operating activities:
  Net income                                                                    $   14,546       $    17,127
  Adjustments:
    Depreciation expense                                                             3,686             3,182
    Amortization expense                                                             2,457               448
    Deferred compensation expense                                                      252               343
    Changes in assets and liabilities, net of assets acquired and liabilities assumed:
      Increase in accounts receivable                                               (9,861)          (23,671)
      (Increase) decrease in prepaids and other                                      1,915              (213)
      (Increase) decrease in deferred income taxes                                      35               (88)
      (Increase) decrease in other assets                                              288               (78)
      Increase (decrease) in accounts payable                                       (5,253)            2,685
      Increase (decrease) in accrued compensation                                     (314)           10,637
      Increase in income taxes payable                                                 735             2,295
      Increase (decrease) in advance billings on contracts                             530              (866)
      Increase in other current liabilities                                          2,610             1,870
      Decrease in other long-term liabilities                                         (307)             (228)
                                                                                -----------      ------------

Net cash provided by operating activities                                           11,319            13,443
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition                                                                      (86,775)                -
  Additions to property and equipment                                               (3,464)           (3,806)
-------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                              (90,239)           (3,806)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Long-term debt                                                                    38,250                 -
  Proceeds from Employee Stock Purchase Plan                                           831             1,095
  Purchase of stock for treasury                                                       (13)              (36)
  Purchase of stock by Stock Trusts                                                 (4,858)           (2,455)
  Proceeds from other stock plans, inclusive of related tax benefit                  2,061             5,100
  Dividends paid                                                                      (827)             (812)
                                                                                -----------      ------------

Net cash provided by financing activities                                           35,444             2,892
-------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and temporary cash investments              (1,077)              200
                                                                                -----------      -----------
Net increase (decrease) in cash and temporary cash investments                     (44,553)           12,729
Cash and temporary cash investments at beginning of year                            57,748            25,033
-------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of quarter                           $   13,195       $    37,762
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

3.       Comprehensive Income

         At September 24, 1999, accumulated other comprehensive income totaled $(6,318,000), including an adjustment of $189,000 related to foreign currency translation made in the third quarter of 1999.

4.       Indebtedness

         During the quarter ended September 24, 1999, the Company entered into a $100 million, five-year revolving line of credit with a bank group. The Company may borrow from time to time for periods ranging up to five years. At the Company's discretion, interest may be based on the LIBOR rate, the prime rate, or other rates as quoted by the agent bank. Current borrowings under the revolving line of credit resulted from the acquisition of Elumen Solutions, Inc., and replaced amounts outstanding under unsecured lines of credit. Subsequent to entering into this agreement, total amounts available under unsecured lines of credit were reduced to $32 million.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 FOR THE THREE QUARTERS ENDED SEPTEMBER 24, 1999





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

Results of Operations
---------------------

         To better understand the financial trends of the Company, the following table is presented to set forth data as contained on the consolidated statements of income, with the information calculated as a percentage of consolidated revenues.

                                                              Quarter Ended                Three Quarters Ended
                                                          Sept. 24,     Sept. 25,           Sept. 24,     Sept. 25,
(percentage of revenue)                                     1999          1998                 1999         1998
                                                            ----          ----                 ----         ----

Revenue                                                    100.0%        100.0%               100.0%       100.0%
Direct costs                                                65.9%         68.3%                66.3%        68.7%
Selling, general, and administrative expenses,
  less non-recurring charge                                 27.9%         22.8%                25.5%        23.0%
Non-recurring charge                                           -             -                  0.7%           -
-------------------------------------------------------------------------------------------------------------------
Operating income                                             6.2%          8.9%                 7.5%         8.3%
Interest and other income (expense)                         (0.5)%         0.2%                (0.3)%        0.1%
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                                   5.7%          9.1%                 7.2%         8.4%
Provision for income taxes                                   2.6%          3.7%                 3.1%         3.4%
-----------------------------------------------------------------------------------------------------------------
Net income                                                   3.1%          5.4%                 4.1%         5.0%
                                                        =========     =========            =========    =========

         CTG recorded third quarter 1999 revenue of $114.5 million, a decrease of 1.4 percent when compared to third quarter 1998 revenue of $116.2 million. Revenue from North American operations decreased by $2.0 million or 2.0 percent in 1999 as compared to 1998, while revenue from European operations increased by $0.3 million, or 1.6 percent. Revenues for the three quarters ended September 24, 1999 increased $13.1 million, or 3.8 percent, over the comparable 1998 period.

The year-to-date revenue increase is mainly due to the Company providing higher-value services to its customers and the acquisition of Elumen Solutions, Inc. (Elumen), offset by constrained revenues attributable to an industry-wide reduction in both Year 2000 and non-Year 2000 information technology (IT) spending. Similar to other companies in the IT services industry, CTG is experiencing a decline in revenues as companies are deferring new systems development and integration work until the actual impact of Year 2000 on their systems can be assessed and resolved. CTG believes that this industry-wide slowdown is a short-term phenomenon and that the long-term growth prospects for its business remain very strong for 2000 and beyond.

         The 1998 to 1999 third quarter-to-quarter revenue growth rate was impacted slightly by the strengthening of the U.S. dollar as compared to the currencies of the Netherlands, Belgium, the United Kingdom, and Luxembourg. If there had been no change in these foreign currency exchanges rates from the third quarter of 1998 to 1999, total consolidated revenues would have been $1.0 million higher, resulting in a quarter-to-quarter consolidated revenue decrease of 0.6 percent. This additional $1.0 million increase in revenue in Europe would have increased the European revenue growth rate to 7.1 percent.

         In January 1999, the Company renewed a contract with IBM for one year as one of IBM's national technical service providers for the United States. In the third quarter of 1999, IBM continued to be the Company's largest customer, accounting for $30.3 million or 26.5 percent of total revenue as compared to $37.4 million or 32.2 percent of third quarter 1998 revenue. Although revenues from IBM have been constrained in 1999, CTG expects to continue to derive a significant portion of its revenue from IBM throughout the remainder of 1999 and in future years. While the decline in revenue from IBM has had an adverse effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the existence of the national contract, the number of other contracts presently in existence with IBM, the diversity of the projects performed for IBM, and the number of locations and divisions involved.

         Direct costs, defined as costs for billable staff, were 65.9 percent of revenue in the third quarter of 1999 as compared to 68.3 percent of revenue in the third quarter of 1998. Direct costs for the three quarters ended September 24, 1999 were 66.3 percent of revenue as compared to 68.7 percent of revenue in the comparable 1998 period. The decrease in direct costs as a percentage of revenue in 1999 as compared to 1998 is also primarily due to the trend toward CTG providing higher-value services to its clients.

         Selling, general and administrative expenses were 27.9 percent of revenue in the third quarter of 1999 as compared to 22.8 percent of revenue in the third quarter of 1998. Selling, general and administrative expenses for the three quarters ended September 24, 1999, less the non-recurring charge taken in the first quarter of 1999, were 25.5 percent of revenue as compared to 23.0 percent of revenue in the comparable 1998 period. The increase from 1998 to 1999 is primarily due to a continued strategic investment in 1999 in sales and marketing, recruiting, and training programs to prepare the Company for post-1999 business activities. Additionally, goodwill amortization expense related to the acquisition of Elumen increased selling, general and administrative expense year over year.

         During the first quarter of 1999, CTG recorded a non-recurring charge of $2.5 million to provide for a preliminary arbitration award related to a contract dispute between the Company and one of its customers. As a percentage of consolidated revenue, this charge lowered operating income and income before taxes for the year-to-date 1999 period by 0.7 percent, net income by 0.4 percent, and diluted earnings per share by $0.09.

         Operating income was 6.2 percent of revenue in the third quarter of 1999 compared to 8.9 percent of revenue in the third quarter of 1998. Operating income for the three quarters ended September 24, 1999 was 7.5 percent of revenue as compared to 8.3 percent of revenue in the comparable 1998 period. Without the non-recurring charge, operating income would have been 8.2 percent of revenue for the three quarters ended September 24, 1999. The quarter-to-quarter decrease is primarily due to the strategic investments and revenue shortfall discussed above. Operating income from North American operations in the third quarter decreased $2.9 million or 34.9 percent from 1998 to 1999. European operations recorded operating income of $1.7 million in 1999 as compared to $2.0 million in 1998. The European decrease in profitability is also primarily due to the factors discussed above.

         Interest and other income (expense) was (0.3) percent of revenue for the three quarters ended September 24, 1999, and 0.1 percent in the comparable 1998 period. In 1999, interest expense on indebtedness related to the acquisition of Elumen was partially offset by interest income on available cash and temporary cash investments.

         Income before income taxes was 5.7 percent of revenue in the third quarter of 1999 as compared to 9.1 percent of revenue in the third quarter of 1998. Without the non-recurring charge, income before income taxes would have been 7.9 percent of revenue for the three quarters ended September 24, 1999. The provision for income taxes was 43.7 percent in 1999 and 41 percent in 1998. The increase in the effective income tax rate in 1999 is due to an increase in non-deductible expenses related to the Elumen acquisition.

         Net income for the third quarter of 1999 was 3.1 percent of revenue or $0.21 per diluted share, compared to 5.4 percent of revenue or $0.37 per diluted share in 1998. Without the non-recurring charge, net income would have been 4.5 percent of revenue and $0.96 per diluted share for the three quarters ended September 24, 1999. Diluted earnings per share was calculated using 16.8 million and 16.9 million equivalent shares outstanding in 1999 and 1998, respectively.

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

         To address its year 2000 issues, CTG established a year 2000 committee, a compliance program, and a budget. The committee meets regularly, and reviews and updates, as necessary, the compliance program at each meeting. The Company's year 2000 compliance program consists of six primary phases: assessment, systems inventory, remediation, contingency planning, systems testing, and systems evaluation and monitoring. The systems inventory, assessment and systems testing phases are complete as of the end of the third quarter of 1999, and significant progress has been made with respect to the contingency planning phase.

         The Company has determined that mission critical systems or vendors are those that are vital to the operations of the Company. The Company has completed all of its remediation and systems testing with respect to its mission critical computer systems and mission critical non-IT systems. As part of CTG's compliance program, the Company does not intend to make any changes to its hardware or software for its mission critical computer systems into the year 2000. The total amount spent in 1998 and through September 24, 1999, and estimated to be spent throughout the remainder of 1999 to address year 2000 issues totals less than $500,000.

         CTG, as part of its year 2000 compliance program, has been, and continues to be throughout 1999, in communication with vendors providing third-party computer systems or services to the Company, in order to receive assurance that these computer systems and vendors will be year 2000 compliant on or before December 31, 1999. In the event the Company did not receive reasonable assurance from its mission critical vendors as to year 2000 compliance, CTG has established relationships with other vendors that are year 2000 compliant. With respect to purchases of upgrades of existing computer systems, and new hardware and software computer systems, it is the Company's practice to formally request and receive year 2000 certification from the vendor prior to completion of the purchase.

         CTG operates in one industry segment, providing IT services to its clients. The services provided typically encompass the IT business solution life cycle, including phases for planning, development, and managing and maintaining the IT solution. A portion of the IT services the Company provides involves assessment, planning, remediation, testing, and contingency planning services for year 2000 compliance. CTG actively manages the inherent risk in the services it provides to its clients through a thorough contract review process, and by including contractual provisions in its contracts that are designed to mitigate risk to the Company. Revenues generated from year 2000 compliance services were approximately 8 percent of CTG's consolidated revenues for the quarter ended September 24, 1999.

         CTG believes that already completed remediation of its mission critical computer systems and non-IT systems will allow it to be year 2000 compliant as planned. There can be no guarantee, however, that the Company's mission critical computer systems and non-IT systems, or those of mission critical vendors upon which CTG relies, will be year 2000 compliant by December 31, 1999. Additionally, there can be no guarantee that the CTG's contingency plans, which the Company intends to complete by December 31, 1999, or that of its mission critical vendors, will eliminate the effects of any year 2000 non-compliance. The failure of CTG's mission critical systems, non-IT systems, or those of its mission critical vendors, could effect the operations of the Company and could have a materially adverse effect on the Company's results of operations.

Financial Condition
-------------------

         Cash provided by operations was $11.3 million in 1999. Net income totaled $14.5 million, and non-cash adjustments for depreciation expense, amortization expense, and deferred compensation expense totaled $6.4 million. Accounts receivable increased $9.9 million as compared to December 31, 1998, as a result of increases in revenue and slower accounts receivable turnover in 1999. Accounts payable decreased $5.3 million, and other current liabilities increased $2.6 million, primarily due to the timing of certain payments.

         Net property and equipment increased $0.7 million. Additions to property and equipment were $3.5 million, and assets acquired with the acquisition of Elumen were $1.1 million, offset by depreciation of $3.7 million and foreign currency translation adjustments of $0.2 million. The Company has no material commitments for capital expenditures at September 24, 1999. Net acquired intangibles increased $82.3 million, caused primarily by the acquisition of Elumen.

         Financing activities provided $35.4 million of cash in 1999. Long-term debt increased $38.3 million due to the acquisition of Elumen. The Company had no long-term debt prior to the acquisition. The Company received $2.1 million for the exercise of stock options, inclusive of the related tax benefit. The Company also received $0.8 million from employees for stock purchased under the Employee Stock Purchase Plan. The Company's Stock Trusts utilized approximately $4.9 million for the purchase of the Company's stock on the open market.

         During the quarter, CTG entered into a $100 million, five-year revolving credit agreement with a bank. In total at September 24, 1999, the Company had approximately $94 million in available credit.

         On October 26, 1994, the Company authorized the repurchase of two million shares and on July 21, 1995, authorized the repurchase of another 1.4 million shares of its Common Stock. At September 24, 1999, approximately 2.8 million shares have been repurchased under the authorizations, leaving 0.6 million shares authorized for future purchases.

         The Company believes existing internally available funds, cash generated by operations, and available borrowings will be sufficient to meet foreseeable working capital, stock repurchase and capital expenditure requirements and to allow for future internal growth and expansion.

ITEM 6.    Exhibits And Reports On Form 8-K
           --------------------------------

           Exhibit           Description                                                  Page
           -------           -----------                                                  ----

           11.               Statement re: computation of earnings per share               12

           27.      a.)      Financial Data Schedule  -  September 24, 1999                13

                    b.)      Financial Data Schedule  -  September 25, 1998                14


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





Date:  November 8, 1999