Form 10-K
period 1999-12-31
COMPUTER TASK GROUP INC
filed 2000-03-30
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

     (Mark One)

          X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         ---                    SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended DECEMBER 31, 1999
                                              -----------------
                                                   OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         ----                   SECURITIES EXCHANGE ACT OF 1934

                   For the Transition period from _______ to _______

                           Commission File No. 1-9410

                        COMPUTER TASK GROUP, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        State of New York                                16-0912632
----------------------------------         -------------------------------------
    (State of incorporation)               (I.R.S. Employer Identification No.)

800 Delaware Avenue, Buffalo, New York                     14209
----------------------------------------   -------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                                        (716) 882-8000
                                           -------------------------------------
                                           Registrant's telephone number,
                                           including area code:

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

                               YES  X      NO
                                   ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates at March 15, 2000 was $197,645,761. Solely for the purposes of this calculation, all persons who are or may be executive officers or directors of the Registrant and all persons who have filed a Schedule 13D with respect to the Registrant's stock have deemed to be affiliates.

The total number of shares of Common Stock of the Registrant outstanding at March 15, 2000 was 20,875,056.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this report: Parts I, II and IV - the Registrant's 1999 Annual Report to Shareholders; Parts II and III - the Registrant's definitive Proxy Statement as filed with the Securities and Exchange Commission and as used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 26, 2000.

                                     PART I
                                     ------


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

ITEM 1.  BUSINESS

         Computer Task Group, Incorporated (the Company, CTG, or the Registrant) was incorporated in Buffalo, New York on March 11, 1966, and its corporate headquarters are located at 800 Delaware Avenue, Buffalo, New York 14209 (716-882-8000). CTG provides information technology (IT) professional services. CTG employs approximately 5,200 people worldwide and serves customers through an international network of offices in North America and Europe. The Company has nine operating subsidiaries: CTG Services, Inc., CTG HealthCare Solutions (Kansas), Inc., CTG HealthCare Solutions (Ohio), Inc., and Zenius, Inc., providing services primarily in North America, Inc.; Computer Task Group of Canada, Inc.; Computer Task Group (U.K.) Ltd.; Computer Task Group Nederland B.V.; Computer Task Group Luxembourg S.A.; and Computer Task Group Belgium N.V.

BACKGROUND

         The Company operates in one industry segment, providing IT professional services. A typical customer is an organization with large, complex information and data processing requirements. Approximately 82.9 percent of consolidated 1999 revenue of $472.0 million was generated in North America, and 17.1 percent in Europe. In order to better market its services, in 2000 CTG trademarked its four primary services.

         CTG Exemplar(TM) plans, designs, implements, and maintains start-to-finish application and IT solutions for some of the world's leading companies. At the planning stage, Exemplar helps clients assess their IT needs. Exemplar's IT and vertical industry experts examine the client organization's current technology, application portfolio, and data architecture. Solutions ranging from selection and implementation of existing software to the construction of new systems are then recommended. Once a solution has been defined, CTG Exemplar's state-of-the-art design, development, and testing services are delivered by skilled technicians supported by intensive training programs and proprietary best practices. During a project's implementation phase, new technology is integrated seamlessly into existing systems. Once implementation is complete, CTG Exemplar supports the requirements of managing and maintaining enterprise software, from rollout to subsequent updates, conversions, hosting, and help desk activities.

         CTG ITCapital(TM) recruits, retains, and manages IT talent for our clients. While our Global 1000 customers focus on their core businesses, CTG manages the acquisition and deployment of the professionals they depend on for IT solutions. Using an assessment methodology to define each client's staffing needs, IT Capital builds a customized supply model to streamline everything from technical requisitions to invoices. IT Capital's strategic staffing Web tool, CTG ITCapital Select(TM), allows our clients to submit requests for help, review progress on their requisitions, and access candidate resumes online.

ITCapital assets include Internet-based requisitions, service level agreements, customized reporting, vendor management programs, and EDI payments. Internet recruiting, recruiting to hot skills, hiring to profile, and a centralized global recruiting center define our approach. Hiring and retaining prime IT resources is closely linked with effectively managing those resources. Clients receive the benefit of a sole source provider who is closely aligned to their strategies and who can deliver resources on a national basis.

         CTG HealthCare Solutions(TM), is a leading provider of information technology consulting services to health care providers and payors in North America. Using its proprietary Intellectual Advantage(TM) storehouse of knowledge and experience and its AssureWare(TM) Web-enabled engagement-management methodology, CTG HealthCare Solutions delivers services that include software application support, systems integration, information technology management, infrastructure support, and a full suite of e-business solutions. Software expertise includes SMS(R), McKessonHBOC, Lawson Software(R), IDX(TM), Cerner(R), MEDITECH, STC, HIE, and Neon, among others. In a climate of new legislation such as the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the Balanced Budget Act of 1997, health care industry clients rely on CTG HealthCare Solutions to help them attain their financial and clinical objectives by maximizing their return on their IT hardware and software investments.

         In early 2000 CTG created Zenius to capitalize on the e-commerce market place. CTG Zenius(TM) leverages CTG's expertise in supply chain management, enterprise resource planning, and customer relationship management to capitalize on the growing demand for integrated e-commerce solutions. Zenius's ability to address the enterprise integration needs behind the Web site sets Zenius apart in the marketplace. Our experience with legacy systems is a significant advantage for e-commerce initiatives of established enterprises -- the `bricks and mortar' market. Zenius' approach protects the investments companies have made in enterprise-wide applications while taking full advantage of the power of the Internet. Applying business and industry knowledge, along with our unique strategic approach using solution architects and Web developers at our Zenius High-Performance Institute, Zenius enables our clients to win in the Internet economy. We do this by adapting our clients' business strategy and building a comprehensive solution. Zenius draws on CTG's network of alliances to deliver the best combination of products, tools, and expertise to support customized e-business solutions.

         International Business Machines Corporation (IBM) is CTG's largest customer. CTG's IT Capital and Exemplar businesses provide services to various IBM divisions in approximately 50 locations. In January 1999, CTG renewed a contract with IBM for one year as one of IBM's national technical service providers for the United States. In December 1999, this contract was extended until March 2000. The contract represents 81.6 percent of the total services provided to IBM by CTG in 1999. IBM accounted for a total of $128.9 million or
27.3 percent of 1999 consolidated revenue; a total of $151.4 million or 32.4 percent of 1998 consolidated revenue; and a total of $142.2 million or 34.9 percent of CTG's 1997 consolidated revenue. Although revenues from IBM were constrained in 1999, the Company expects to continue to derive a significant portion of its business from IBM in 2000 and future years. While the decline in revenue from IBM has had an adverse impact on the Company's revenue and profits, the Company believes the simultaneous loss of all IBM business is unlikely to occur due to the existence of the national contract, the diversity of the projects performed for IBM, and the number of locations and divisions involved.

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

ACQUISITION

         On February 23, 1999, the Company acquired the stock of Elumen Solutions, Inc. (Elumen). The transaction was valued at $89 million, of which $86 million was paid in cash or through the assumption of debt, and the remainder was satisfied through the issuance of approximately 128,000 shares of CTG common stock. The acquisition was accounted for as a purchase, and the results of Elumen have been included in the Company's consolidated financial statements since the date of acquisition. CTG recorded approximately $84.9 million of goodwill and other identifiable intangibles from the transaction, which are being amortized on a straight-line basis over periods ranging from 10 years to 25 years.

PRICING AND BACKLOG

         The majority of CTG's IT professional services business is performed on a time-and-materials basis. Rates vary based on the type and level of skill required by the customer, as well as geographic location. Agreements for work performed on a time-and-materials basis generally do not specify any dollar amount as services are rendered on an "as required" basis.

         The Company performs a portion of its business on a monthly fee basis, as well as a portion of its project business on a fixed-price basis. These contracts generally have different terms and conditions regarding cancellation and warranties, and are usually negotiated based on the unique aspects of the project. Contract value for fixed-price contracts is generally a function of the type and level of skills required to complete the related project and the risk associated with the project. Risk is a function of the project deliverable, completion date and CTG's management and staff performance. Fixed-price contracts accounted for under the percentage of completion method represented approximately two percent, one percent and two percent of the Company's 1999, 1998 and 1997 consolidated revenue, respectively. Revenue from all fixed-price and monthly-fee contracts represented 11 percent, 16 percent and 17 percent of consolidated revenue in 1999, 1998, and 1997, respectively. As of December 31, 1999 and 1998, the backlog for fixed-price and managed-support contracts was approximately $42 million in both years. Approximately 78 percent of the December 31, 1999 backlog of $42 million, or $33 million, is expected to be earned in 2000. Of the $42 million of backlog at December 31, 1998, approximately 78 percent, or $33 million was earned in 1999. Revenue is subject to seasonal variations, with a minor downturn in months of high vacation and legal holidays (July, August, and December). Backlog does not tend to be seasonal, however, it does fluctuate based upon the timing of long-term contracts.

COMPETITION

         The IT services market is highly competitive. The market is also highly fragmented among many providers with no single competitor maintaining a clear market leadership. The Company's competition varies by location, the type of service provided, and the customer to whom services are provided. Competition comes from four major channels: large national or international vendors, including major accounting and consulting firms; hardware vendors and suppliers of packaged software systems; small local firms or individuals specializing in specific programming services or applications; and, a customer's internal data processing staff. CTG competes against all four of these for its share of the market.

         CTG has implemented a Global Management System, with a goal to achieve continuous, measured improvements in services and deliverables. As part of this program, CTG has developed specific methodologies for providing high value services that result in unique solutions and specified deliverables for its clients. The Company believes these methodologies will enhance its ability to compete. Most of CTG's offices are already ISO 9001 certified and others are preparing for certification.

         The Company believes that to compete successfully it is necessary to have a local geographic presence, offer appropriate IT solutions, provide skilled professional resources, and price its services competitively.

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS


                                                  (amounts in thousands)
                                           1999           1998           1997
                                          ------         ------         ------
Revenue from Unaffiliated Customers:
     North America                      $ 391,496      $ 394,609      $ 360,849
     Europe                                80,512         73,229         46,739
                                        ---------      ---------      ---------
                                        $ 472,008      $ 467,838      $ 407,588
                                        =========      =========      =========

Operating Income (Expense):
     North America                      $  36,434      $  46,427      $  36,324
     Europe                                 9,860          8,243          3,663
     Corporate and other                  (15,461)       (14,819)       (11,031)
                                        ---------      ---------      ---------
                                        $  30,833      $  39,851      $  28,956
                                        =========      =========      =========

Identifiable Assets:
     North America (1)                  $ 154,951      $  67,128      $  57,519
     Europe                                22,736         22,999         15,777
     Corporate and Other (2)(3)            21,472         66,682         34,445
                                        ---------      ---------      ---------
                                        $ 199,159      $ 156,809      $ 107,741
                                        =========      =========      =========

(1) When comparing 1999 to 1998, the increase in 1999 is due to the goodwill resulting from the acquisition of Elumen.

(2) Corporate and other identifiable assets consists principally of cash and temporary cash investments and other assets.

(3) When comparing 1999 to 1998, the decrease is due to the acquisition of Elumen, where the Company used the majority of its available cash and temporary cash investment balances to satisfy a portion of the purchase price.

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------


                                                                      PERIOD DURING               OTHER POSITIONS
                                                                     WHICH SERVED AS              AND OFFICES WITH
NAME                    AGE         OFFICE                        EXECUTIVE OFFICER (1)              REGISTRANT
----                    ---         ------                        ---------------------           ----------------
Gale S. Fitzgerald      49      Chairman of the Board             May 6, 1991 to date                Director
                                  and Chief Executive Officer

Jonathan R. Asher       54      Vice President                    December 16, 1996 to date          None

James R. Boldt          48      Vice President and                February 12, 1996 to date          Treasurer
                                  Chief Financial Officer

Janice M. Cole          54      Vice President                    July 2, 1998 to date               None

Gary M. Gershon         51      Vice President                    January 1, 1999 to date            None

Nico H. Molenaar        44      Vice President                    January 1, 1996 to date            None

John F. Moore           44      Vice President                    July 2, 1998 to date               None

Thomas J. Niehaus       38      Vice President                    July 22, 1999 to date              None

Peter P. Radetich       46      General Counsel                   April 28, 1999 to date             Secretary


(1) BUSINESS EXPERIENCE

         Ms. Fitzgerald was appointed chairman of the board and chief executive officer as of October 3, 1994 and president and chief operating officer as of July 1, 1993. She joined the Company in May 1991 as senior vice president responsible for the Company's Northeastern U.S. and Canadian operations. She was previously vice president, Professional Services at International Business Machines Corporation (IBM).

         Mr. Asher joined the Company as a vice president in December 1996 and is currently responsible for CTG's North American Exemplar business. He was previously director of information technology services with IBM.

         Mr. Boldt joined the Company as a vice president, chief financial officer and treasurer in February 1996. He was previously vice president of finance, secretary and chief financial officer of Pratt and Lambert United, Inc.

         Ms. Cole joined the Company in April 1980, and was promoted to vice president, career development in July 1998. Prior to her promotion, Ms. Cole was a director of training services.

         Mr. Gershon joined the Company as a vice president in January 1999. Prior to that he was a founder of an advanced software and consulting company.

         Mr. Molenaar was promoted to vice president in January 1996 and has been employed by the Company since 1985. He has held a variety of management positions and is presently responsible for CTG's European Exemplar business.

         Mr. Moore joined the Company in November 1984, and was promoted to vice president in July 1998. He is responsible for CTG's ITCapital business. Prior to his promotion, Mr. Moore was a director of business development with CTG's IBM National Team.

         Mr. Niehaus joined the Company in February 1999, and was promoted to vice president of CTG HealthCare Solutions in July 1999. Previously, Mr. Niehaus was executive vice president of Elumen Solutions, Inc. from September 1997 to February 1999. Prior to that, Mr. Niehaus was vice president of Exemplar Systems.

         Mr. Radetich joined the Company in June 1988, and was promoted to general counsel and secretary in April 1999. Previously, Mr. Radetich was associate general counsel.

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

         The Company also owns a 37,000 square foot building in Melbourne, Florida with a net book value of $1.9 million which it has leased to a third party under a five-year lease. This lease expires in 2000.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings, including litigation arising in the normal course of business. In the opinion of management, an adverse outcome to any of these proceedings will not have a material effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II
                                     -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         Information relating to the market for, and market prices of, the Company's Common Stock, the approximate number of Company shareholders, and the Company's dividend history for the past two years is included under the caption "Stock Market Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1999, submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         A five-year summary of certain financial information relating to the financial condition and results of operations of the Company is included under the caption "Consolidated Summary - Five-Year Selected Financial Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1999, submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations is included in the Company's Annual Report to Shareholders for the year ended December 31, 1999, under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company does not have any on or off balance sheet market risk sensitive instruments for which disclosure is required, and historically the Company has not been subject to material effects from foreign currency exchange rate fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company and the required Supplementary Data information are included in the Company's Annual Report to Shareholders for the year ended December 31, 1999, submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information in response to this item is incorporated by reference to the information under the caption "Change in Independent Accountants from Prior Periods" presented in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 2000 Annual Meeting of Shareholders to be held on April 26, 2000.

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information in response to this item is incorporated herein by reference to the information set forth on pages 2 and 4 in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 2000 annual meeting of shareholders to be held on April 26, 2000, except insofar as information with respect to executive officers is presented in Part I, Item 1 hereof pursuant to General Instruction G(3) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         The information in response to this item is incorporated herein by reference to the information under the caption "Information about Management" presented in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 2000 annual meeting of shareholders to be held on April 26, 2000, excluding the Compensation Committee Report on Executive Compensation and the Company's Performance Graph.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information in response to this item is incorporated herein by reference to the information under the caption "Security Ownership of the Company's Common Shares by Certain Beneficial Owners and by Management" presented in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 2000 annual meeting of shareholders to be held on April 26, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information in response to this item is incorporated herein by reference to the information under the captions "Indebtedness of Management" and "Compensation Committee Interlocks and Insider Participation" presented in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 2000 annual meeting of shareholders to be held on April 26, 2000, excluding the Compensation Committee Report on Executive Compensation and the Company's Performance Graph.


                                                                               9


                                     III-1

                                     PART IV
                                     -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(1) The following Consolidated Financial Statements and related information are incorporated by reference from the 1999 Annual Report to Shareholders:

                                                      1999 ANNUAL REPORT
                                                        PAGE REFERENCE
                                                        --------------

     Independent Auditors' Report                            16
     Consolidated Statements of Income                       17
     Consolidated Balance Sheets                             18
     Consolidated Statements of Cash Flows                   19
     Consolidated Statements of Changes in
       Shareholders' Equity                                  20
     Notes to Consolidated Financial Statements              22


(2)  Index to Consolidated Financial Statement Schedules

                                                      1999 FORM 10-K
                                                      PAGE REFERENCE
                                                      --------------

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

(D)  OTHER FINANCIAL STATEMENT SCHEDULES

     None

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors
Computer Task Group, Incorporated:


We have audited the consolidated statements of income, changes in shareholders' equity and cash flows of Computer Task Group, Incorporated and subsidiaries for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Computer Task Group, Incorporated and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.






KPMG LLP
February 4, 1998
Rochester, New York




                                      IV-2

                        REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE




To the Board of Directors and Shareholders of Computer Task Group, Incorporated:


Under date of February 4, 1998, we reported on the consolidated statement of income, changes in shareholders' equity, and cash flows of Computer Task Group, Incorporated and subsidiaries, for the year ended December 31, 1997, as contained in the 1999 Annual Report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule insofar as it relates to the year ended December 31, 1997 as listed in Item 14(A) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule insofar as it relates to the year ended December 31, 1997 based on our audit.

In our opinion, such financial statement schedule, insofar as it relates to the year ended December 31, 1997 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





KPMG LLP
February 4, 1998
Rochester, New York





                                      IV-3

                        REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE





Board of Directors and Shareholders
Computer Task Group, Incorporated
Buffalo, New York



We have audited the consolidated financial statements of Computer Task Group, Incorporated and subsidiaries as of December 31, 1999 and 1998 and for the years then ended, and have issued our report thereon dated February 4, 2000. Such financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the consolidated financial statement schedule of Computer Task Group, Incorporated and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Buffalo, New York
February 4, 2000

                        COMPUTER TASK GROUP, INCORPORATED
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)


                                                   BALANCE AT               NET              BALANCE AT
DESCRIPTION                                        JANUARY 1               CHANGE            DECEMBER 31
-----------                                        ----------              ------            -----------
1999
ACCOUNTS DEDUCTED FROM ASSETS

  Allowance for Doubtful Accounts                   $    1,105         $     1,205    (A)      $     2,310

  Reserve for Projects                              $    1,000         $      (109)            $       891



1998
ACCOUNTS DEDUCTED FROM ASSETS

  Allowance for Doubtful Accounts                   $      951         $       154    (A)      $     1,105

  Reserve for projects                              $    1,000         $         -             $     1,000

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



1997
ACCOUNTS DEDUCTED FROM ASSETS

  Allowance for Doubtful Accounts                   $      975         $       (24)   (A)      $       951

  Reserve for projects                              $        -         $     1,000    (C)      $     1,000

  Net Deferred Tax Assets Valuation Allowance       $      495         $       432    (D)      $       927




(A) Reflects additions charged to costs and expenses, additions as part of the acquisition of Elumen, less accounts written off and translation adjustments.

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


                                      COMPUTER TASK GROUP, INCORPORATED



                                      By /s/ GALE S. FITZGERALD
                                         -------------------------------
                                         Gale S. Fitzgerald, Chairman of
                                         the Board and Chief Executive Officer

Dated:  March 29, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                               TITLE                     DATE
---------                                               -----                     ----

(i)   Principal Executive Officer:                  Chairman of the           March 29, 2000
                                                    Board and Chief
      /s/ GALE S. FITZGERALD                        Executive Officer
      -----------------------------------
      (Gale S. Fitzgerald)

(ii)  Principal Accounting and                      Vice President,           March 29, 2000
      Financial Officer                             Chief Financial
                                                    Officer

      /s/ JAMES R. BOLDT
      ------------------
      (James R. Boldt)

(iii) Directors

      /s/ GEORGE B. BEITZEL                         Director                  March 29, 2000
      -----------------------------------
      (George B. Beitzel)

      /s/ RICHARD L. CRANDALL                        Director                  March 29, 2000
      -----------------------------------
      (Richard L. Crandall)

      /s/ R. KEITH ELLIOTT                           Director                  March 29, 2000
      -----------------------------------
      (R. Keith Elliott)

      /s/ GALE S. FITZGERALD                         Director                  March 29, 2000
      -----------------------------------
      (Gale S. Fitzgerald)

      /s/ RANDOLPH A. MARKS                          Director                  March 29, 2000
      -----------------------------------
      (Randolph A. Marks)

      /s/ BARBARA Z. SHATTUCK                        Director                  March 29, 2000
      -----------------------------------
      (Barbara Z. Shattuck)

                                  EXHIBIT INDEX


                                                                                  PAGE OR
EXHIBIT               DESCRIPTION                                               (REFERENCE)
-------               -----------                                               -----------
2.                    Plan of acquisition, reorganization, arrangement,               *
                      liquidation or succession.

3.       (a)          Restated Certificate of Incorporation of Registrant.            (1)

         (b)          Restated By-laws of Registrant.                                 (2)

4.       (a)          Specimen Common Stock Certificate.                              (3)

         (b)          Rights Agreement dated as of January 15, 1989, and              (1)
                      amendment dated June 28, 1989, between Registrant
                      and The First National Bank of Boston, as Rights Agent.

         (c)          Form of Rights Certificate.                                     (3)

9.                    Voting Trust Agreement.                                          *

10.      (a)          Non-Compete Agreement, dated as of March 1, 1984,               (3)
                      between Registrant and Randolph A. Marks.

         (b)          Stock Employee Compensation Trust Agreement, dated              (3)
                      May 3, 1994, between Registrant and Thomas R. Beecher,
                      Jr., as trustee.

         (c)          Promissory Notes, dated May 3, 1994, and December 7, 1994,      (3)
                      between Registrant and Thomas R. Beecher, Jr., as Trustee
                      of the Computer Task Group, Incorporated Stock Employee
                      Compensation Trust

         (d)          Severance Compensation Agreement dated October 31, 1994,        (3)
                      between Registrant and Gale S. Fitzgerald.

         (e)          Stock Purchase Agreement, dated as of February 25, 1981,        (4)
                      between Registrant and Randolph A. Marks.

-------------------------------------------------------------------------------------------

          *           None or requirement not applicable.

         (1) Filed as an Exhibit to the Registrant's Form 8-A/A filed on January 13, 1999, and incorporated herein by reference.

         (2)          Filed as an Exhibit to the Registrant's Annual Report on
                      Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

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


                                                                                  PAGE OR
EXHIBIT               DESCRIPTION                                               (REFERENCE)
-------               -----------                                               -----------
10.      (f)          Description of Disability Insurance and Health                 (5)
                      Arrangements for Executive Officers.

         (g)          Nondisclosure and Nonsolicitation Agreement, dated             (6)
                      July 1, 1993, between Registrant and Gale S. Fitzgerald.

         (h)          1999 Key Employee Compensation Plans.                          (7)

         (i)          Management Stock Purchase Plan.                                (8)

         (j)          CTG Non-Qualified Key Employee Deferred Compensation Plan      (9)

         (k)          1991 Employee Stock Option Plan, as Amended                   (10)

         (l)          1991 Restricted Stock Plan                                    (10)

         (m)          Executive Supplemental Benefit Plan 1997 Restatement          (11)

         (n)          Executive Compensation Plans and Arrangements.                 19

         (o)          Credit Agreement among Computer Task Group, Incorporated
                      and The Chase Manhattan Bank, as administrative agent.         20

----------------------------------------------------------------------------------------------

         (5)          Filed as an Exhibit to Amendment No. 1 to Registration
                      Statement No. 2-71086 on Form S-7 filed on March 24, 1981, and incorporated herein by reference.

         (6)          Filed as an Exhibit to the Registrant's Annual Report on
                      Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

         (7) Included in the Registrant's definitive Proxy Statement dated March 29, 2000 on page 8 under the caption entitled
                      "Annual Cash Incentive Compensation," and incorporated herein by reference.

         (8)          Filed as an Appendix to the Registrant's definitive Proxy
                      Statement dated March 27, 1992, and incorporated herein by reference.

         (9)          Filed as an Exhibit to the Registrant's Annual Report on
                      Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

         (10)         Filed as an Exhibit to the Registrant's Annual Report on
                      Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

         (11) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 28, 1997, and incorporated herein by reference.


                                                                                  PAGE OR
EXHIBIT               DESCRIPTION                                               (REFERENCE)
-------               -----------                                               -----------
11.                   Statement re:  computation of per share earnings                 94

12.                   Statement re:  computation of ratios                             *

13.                   Annual Report to Shareholders                                    95

16.                   Letter re:  change in certifying accountant.                    (12)

18.                   Letter re:  change in accounting principles.                     *

21.                   Subsidiaries of the Registrant.                                 131

22.                   Published report regarding matters submitted to a vote           *
                      of security holders.

23.      (a)          Consent of experts and counsel.                                 132

         (b)          Consent of experts and counsel.                                 133

24.                   Power of Attorney.                                               *

27.      (a)          Financial Data Schedules - 1999.                                134

         (b)          Financial Data Schedules - 1998.                                135

28.                   Information from reports furnished to state insurance
                      regulatory authorities                                           *

99.                   Additional exhibits.                                             *

-------------------------------------------------------------------------------------------

         (12)         Filed as an Exhibit to the Registrants Current Report on
                      Form 8-K as of July 7, 1998, and incorporated herein by reference.



                                       E-3