Form 10-Q
period 2000-03-31
COMPUTER TASK GROUP INC
filed 2000-05-15
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000



                          Commission file number 1-9410


                        COMPUTER TASK GROUP, INCORPORATED
             ------------------------------------------------------
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


                                   Yes X   No
                                      ---    ---

                  Number of shares of common stock outstanding:

                                                       Shares outstanding
            Title of each class                        at March 31, 2000
            -------------------                        ------------------
          Common stock, par value
               $.01 per share                               20,875,056

                          PART I. FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          QUARTER ENDED
                                                    MARCH 31,         MARCH 26,
                                                      2000              1999
                                                    --------          --------
                                                       (amounts in thousands,
                                                       except per share data)
Revenue                                             $95,995         $116,618
Direct costs                                         69,516           78,197
Selling, general and administrative expenses         27,877           30,405
Restructuring charge                                  5,695               --
                                                    -------         --------
Operating income (loss)                              (7,093)           8,016
Interest and other income                                50              432
Interest and other expense                             (832)            (252)
                                                    -------         --------
Income (loss) before income taxes                    (7,875)           8,196
Provision (benefit) for income taxes                 (3,104)           3,497
                                                    -------         --------
Net income (loss)                                   $(4,771)        $  4,699
                                                    =======         ========
Net income (loss) per share:
    Basic                                           $ (0.30)        $   0.29
                                                    =======         ========
    Diluted                                         $ (0.29)        $   0.28
                                                    =======         ========
Weighted average shares outstanding:
    Basic                                            16,076           16,424
    Diluted                                          16,259           16,827

The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                             MARCH 31,     DECEMBER 31,
                                                                               2000            1999
                                                                            ----------     ------------
                                                                           (Unaudited)       (Audited)
                                                                               (amounts in thousands)
ASSETS
-----------------------------------------------------------------------------------------------------
Current Assets:
     Cash and temporary cash investments                                    $  8,931         $ 10,684
     Accounts receivable, net of allowances and reserves                      79,498           80,773
     Prepaids and other                                                        3,601            2,821
     Deferred income taxes                                                     2,977            3,041
-----------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                               95,007           97,319

     Property and equipment, net of
        accumulated depreciation and amortization                             13,553           13,483
     Acquired intangibles, net of accumulated amortization
        of $10,865,000 and $9,151,000, respectively                           82,112           84,008
     Deferred income taxes                                                     3,739            3,685
     Other assets                                                                645              664
-----------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                     $195,056         $199,159
                                                                            ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------
Current Liabilities:
     Accounts payable                                                       $ 10,299         $ 10,834
     Accrued compensation                                                     21,530           27,567
     Income taxes payable                                                      6,257           10,423
     Advance billings on contracts                                               712              761
     Other current liabilities                                                13,731           12,532
-----------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                          52,529           62,117

     Long-term debt                                                           41,680           31,380
     Deferred compensation benefits                                            9,982            9,953
     Other long-term liabilities                                                 762              785
-----------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                 104,953          104,235

Shareholders' Equity:
     Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,017,824 shares issued                              270              270
     Capital in excess of par value                                          111,461          110,895
     Retained earnings                                                        77,275           82,046
     Less: Treasury stock of 6,142,768 and 6,141,823 shares, at cost         (31,300)         (31,279)
           Stock Trusts of 4,760,808 and 4,823,173 shares, at cost           (61,040)         (61,306)
           Unearned portion of restricted stock to related parties               (36)             (43)
     Other comprehensive income:
           Foreign currency adjustment                                        (5,654)          (4,786)
           Minimum pension liability adjustment                                 (873)            (873)
-----------------------------------------------------------------------------------------------------
                  Accumulated other comprehensive income                      (6,527)          (5,659)
-----------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                         90,103           94,924
-----------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $195,056         $199,159
                                                                            ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   QUARTER ENDED
                                                                               MARCH 31,        MARCH 26,
                                                                                 2000             1999
                                                                              ----------       --------
                                                                                 (amounts in thousands)
Cash flows from operating activities:
  Net income (loss)                                                           $ (4,771)        $  4,699
  Adjustments:
    Depreciation expense                                                         1,159            1,063
    Amortization expense                                                         1,822              434
    Deferred compensation expense                                                   29               91
    Changes in assets and liabilities,
        net of assets acquired and liabilities assumed:
      (Increase) decrease in accounts receivable                                   439          (11,022)
      Increase in prepaids and other                                              (829)            (384)
      Decrease in deferred income taxes                                             10                6
      Decrease in other assets                                                      19              109
      Decrease in accounts payable                                                (324)          (1,230)
      Decrease in accrued compensation                                          (6,025)            (259)
      Increase (decrease) in income taxes payable                               (3,938)           2,511
      Increase (decrease) in advance billings on contracts                         (49)             474
      Increase in other current liabilities                                      1,268              819
      Increase (decrease) in other long-term liabilities                           (23)               6
                                                                              --------         --------

Net cash used in operating activities                                          (11,213)          (2,683)
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition                                                                       --          (86,775)
  Additions to property and equipment                                           (1,304)          (1,690)
-------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                           (1,304)         (88,465)
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Short-term borrowings, net                                                        --           44,300
  Proceeds from long-term revolving debt, net                                   10,300               --
  Proceeds from Employee Stock Purchase Plan                                       255              279
  Purchase of stock for treasury                                                   (21)             (12)
  Purchase of stock by Stock Trusts                                                 --             (949)
  Proceeds from other stock plans, inclusive of related tax benefit                584              930
                                                                              --------         --------

Net cash provided by financing activities                                       11,118           44,548
-------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and temporary cash investments            (354)            (781)
                                                                              --------         --------
Net decrease in cash and temporary cash investments                             (1,753)         (47,381)
Cash and temporary cash investments at beginning of year                        10,684           57,748
-------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of quarter                         $  8,931         $ 10,367
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

3.       Comprehensive Income

         At March 31, 2000, accumulated other comprehensive income totaled $(6,527,000), including an adjustment of $(868,000) related to foreign currency translation made in the first quarter of 2000.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                      FOR THE QUARTER ENDED MARCH 31, 2000





Forward-Looking Statements

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

Results of Operations

         To better understand the financial trends of the Company, the following table sets forth data as contained on the consolidated statements of operations, with the information calculated as a percentage of consolidated revenues.

Quarter ended:                                            March 31,         March 26,
(percentage of revenue)                                     2000              1999
-----------------------                                   ---------         ---------
Revenue                                                    100.0%            100.0%
Direct costs                                                72.4%             67.1%
Selling, general, and administrative expenses               29.1%             26.0%

Restructuring charge                                         5.9%               --
------------------------------------------------------------------------------------
Operating income (loss)                                     (7.4)%             6.9%
Interest and other income (expense), net                    (0.8)%             0.1%
-----------------------------------------------------------------------------------
Income (loss) before income taxes                           (8.2)%             7.0%
Provision (benefit) for income taxes                        (3.2)%             3.0%
-----------------------------------------------------------------------------------
Net income (loss)                                           (5.0)%             4.0%
                                                           =====             =====

         CTG recorded first quarter 2000 revenue of $96.0 million, a decrease of
17.7 percent when compared to first quarter 1999 revenue of $116.6 million. The quarter to quarter revenue decrease is a result of revenue generated from the completion of year 2000 remediation services in 1999, and an industry-wide slowdown in demand for services in 2000. North American revenue decreased by $19.6 million or 20.3 percent in 2000 as compared to 1999, while revenue from European operations decreased by $1.0 million, or 5.3 percent.

         The 1999 to 2000 quarter-to-quarter revenue decline was impacted by the strengthening of the U.S. dollar as compared to the currencies of the Netherlands, Belgium, the United Kingdom, and Luxembourg. If there had been no change in these foreign currency exchanges rates from the first quarter of 1999 to 2000, total consolidated revenues would have been $2.3 million higher, resulting in a quarter-to-quarter consolidated revenue decline of 15.7 percent. This additional $2.3 million increase in revenue in Europe would have increased the European revenue growth rate to 6.5 percent.

         In March 2000, the Company renewed a contract with IBM for six months as one of IBM's national technical service providers for the United States. In the first quarter of 2000, IBM continued to be the Company's largest customer, accounting for $27.1 million or 28.2 percent of total revenue as compared to $34.3 million or 29.4 percent of first quarter 1999 revenue. Although revenues from IBM have been constrained in 2000, CTG expects to continue to derive a significant portion of its revenue from IBM throughout the remainder of 2000 and in future years. While the decline in revenue from IBM has had an adverse effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the existence of the national contract, the diversity of the projects performed for IBM, and the number of locations and divisions involved.

         Direct costs, defined as costs for billable staff, were 72.4 percent of revenue in the first quarter of 2000 as compared to 67.1 percent of first quarter 1999 revenue. The increase in direct costs as a percentage of revenue in 2000 as compared to 1999 is primarily due to the IT services industry spending slowdown mentioned above and the retention of a higher percentage of non-billable staff in 2000 in anticipation of the IT services market recovering.

         Selling, general and administrative expenses were 29.1 percent of revenue in the first quarter of 2000 as compared to 26.0 percent of revenue in the first quarter of 1999. While selling, general and administrative expenses decreased year over year, the increase as a percentage of revenue from 1999 to 2000 is primarily due to the revenue decline discussed above, and a continued strategic investment in e-business and enterprise wide solutions. Additionally, goodwill amortization expense related to the acquisition of Elumen Solutions, Inc. (Elumen) increased selling, general and administrative expense year over year.

         In the first quarter of 2000, the Company recorded an after-tax restructuring charge of $3.8 million, or $0.23 per diluted share. On a pre-tax basis, the charge was $5.7 million, and consisted primarily of severance and related costs of $4.2 million for approximately 400 employees, costs associated with the consolidation of facilities of $0.7 million, and $0.8 million for other exit costs related to the restructuring plan. At March 31, 2000, approximately $3.7 million of the total charge of $5.7 million is included in other current liabilities on the consolidated balance sheet. The Company expects to complete its restructuring plan within the next twelve months.

         Operating income (loss) was (7.4) percent of revenue in 2000 compared to 6.9 percent of revenue in 1999. The quarter-to-quarter decrease is primarily due to the factors discussed above. Excluding the restructuring charge, the operating loss from North American operations was $2.3 million, while European operations recorded operating income of $0.9 million.

         Interest and other income (expense) was $(0.8) million in 2000 and $0.2 million in 1999. The decrease is due to additional interest expense on indebtedness associated with the acquisition of Elumen, which occurred late in the first quarter of 1999.

         Income (loss) before income taxes was (8.2) percent of revenue in the first quarter of 2000 as compared to 7.0 percent of revenue in 1999. The provision (benefit) for income taxes was (39.4) percent in 2000 and 42.7 percent in 1999.

         Net income (loss) for the first quarter of 2000 was (5.0) percent of revenue or $(0.29) per diluted share, compared to 4.0 percent of revenue or $0.28 per diluted share in 1999. Diluted earnings per share were calculated using 16.3 million and 16.8 million equivalent shares outstanding in 2000 and 1999, respectively.

Financial Condition

         Cash used in operating activities was $11.2 million for the first quarter. Net loss totaled $4.8 million, and non-cash adjustments for depreciation expense, amortization expense, and deferred compensation expense totaled $3.0 million. Accounts receivable decreased $0.4 million as compared to December 31, 1999, as a result of a decrease in revenue, offset by slower accounts receivable turnover in the first quarter of 2000. Prepaid and other assets increased $0.8 million due to payments made in the first quarter of 2000 that will be amortized throughout the remainder of the year. Accounts payable decreased $0.3 million primarily due to the timing of certain payments. Accrued compensation decreased $6.0 million due to the timing of the U.S. biweekly payroll and fewer total employees. Income taxes payable decreased $3.9 million due to the taxable loss incurred in the first quarter of 2000. Other current liabilities increased $1.3 million, primarily due to the restructuring charge recorded in the first quarter of 2000.

         Net property and equipment increased $0.1 million. Additions to property and equipment were $1.3 million, offset by depreciation expense of $1.2 million. The Company has no material commitments for capital expenditures at March 31, 2000.

         Financing activities provided $11.1 million of cash in the first quarter of 2000. Net proceeds from long-term revolving debt totaled $10.3 million. The Company received $0.3 million from employees for stock purchased under the Employee Stock Purchase Plan, and $0.6 million from other stock plans, inclusive of the related tax benefit.

         At March 31, 2000, including unsecured lines of credit, the Company had approximately $132.0 million in total credit, of which $41.7 million was outstanding.

         On October 26, 1994, the Company authorized the repurchase of 2.0 million shares and on July 21, 1995 authorized the repurchase of another 1.4 million shares of its Common Stock. At March 31, 2000, approximately 3.2 million shares have been repurchased under the authorizations, leaving 0.2 million shares authorized for future purchases.

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

                           PART II. OTHER INFORMATION




Item 4.           Submission of Matters To A Vote of Security Holders

                  The annual meeting of shareholders was held on April 26, 2000, at the Company's Headquarters, 800 Delaware Avenue, Buffalo, New York at 10:00 a.m.

                  The Company submitted for shareholder approval the election of Class II and III directors, and to approve and ratify the adoption by the Board of Directors of the Computer Task Group, Incorporated Equity Award Plan, and to authorize for issuance 2,000,000 shares of the Company's Common Stock to be used for awards thereunder.

                  Election of Directors

                  o        Two Class II directors (George B. Beitzel and Richard
                           L. Crandall) were elected to hold office for two years until the 2002 annual meeting of shareholders and until their successors are elected and qualified, and two Class III directors (Gale S. Fitzgerald and Barbara Z. Shattuck) were elected to hold offices for three years until the 2003 annual meeting of shareholders and until their successors are elected and qualified. The results of the voting are as follows:

                                                     Total Vote                Total Vote
                  Class II Directors                    For                      Against
                  ------------------                 ----------                -----------
                  George B. Beitzel                   18,670,373                  511,436


                  Richard L. Crandall                 18,884,620                  297,189

                                                     Total Vote                Total Vote
                  Class III Directors                    For                     Against
                  -------------------                ----------                -----------

                  Gale S. Fitzgerald                  18,860,992                  320,817

                  Barbara Z. Shattuck                 18,880,401                  301,408

                  o The Class I directors of the Company, whose terms of office extend until the 2001 annual meeting of shareholders and until their successors are elected and qualified, are Randolph A. Marks and R. Keith Elliott.

                  Computer Task Group, Incorporated Equity Award Plan

                      Total Vote For                           12,501,348

                      Total Vote Against                        3,778,212

                      Total Votes Abstained                        81,336

                      Broker Non-Votes                          2,820,913

Item 6.           Exhibits And Reports On Form 8-K

                  Exhibit           Description                                                    Page
                  -------           -----------                                                    ----
                  11.               Statement re: computation of earnings per share                 11

                  27.      a.)      Financial Data Schedule  -  March 31, 2000                      12

                           b.)      Financial Data Schedule  -  March 26, 1999                      13


                                  * * * * * * *



                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          COMPUTER TASK GROUP, INCORPORATED



                          By: /s/ James R. Boldt
                             --------------------------------------------------
                              James R. Boldt
                              Principal Accounting and
                              Financial Officer


                              Title: Vice President and Chief Financial Officer





Date:  May 12, 2000