Form 10-Q
period 2000-06-30
COMPUTER TASK GROUP INC
filed 2000-08-14
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000



                          Commission file number 1-9410
                                                 ------

                        COMPUTER TASK GROUP, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                   New York                             16-0912632
--------------------------------------------   -----------------------------
            (State of incorporation)           (IRS Employer Identification No.)


    800 Delaware Avenue, Buffalo, New York                 14209
--------------------------------------------   --------------------------
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


                              Yes X          No
                                 ---           ---

                 Number of shares of common stock outstanding:

                                                       Shares outstanding
    Title of each class                                  at June 30, 2000
    -------------------                                  ----------------

  Common stock, par value
       $.01 per share                                       20,874,565

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.                       FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE QUARTER ENDED     FOR THE TWO QUARTERS ENDED
                                                  JUNE 30,       JUNE 25,       JUNE 30,       JUNE 25,
                                                    2000           1999          2000           1999
                                                 ---------      ---------      ---------      ---------


Revenue                                          $  86,468      $ 125,464      $ 182,463      $ 242,082

Direct costs                                        61,501         82,672        131,017        160,869

Selling, general and administrative expenses        27,169         31,052         55,046         61,457

Restructuring charge                                    --             --          5,695             --
                                                 ---------      ---------      ---------      ---------

Operating income (loss)                             (2,202)        11,740         (9,295)        19,756

Interest and other income                               79             49            129            481

Interest and other expense                            (753)          (693)        (1,585)          (945)
                                                 ---------      ---------      ---------      ---------

Income (loss) before income taxes                   (2,876)        11,096        (10,751)        19,292

Provision (benefit) for income taxes                (2,024)         4,779         (5,128)         8,276
                                                 ---------      ---------      ---------      ---------

Net income (loss)                                $    (852)     $   6,317      $  (5,623)     $  11,016
                                                 =========      =========      =========      =========


Net income (loss) per share:

     Basic                                       $   (0.05)     $    0.38      $   (0.35)     $    0.67
                                                 =========      =========      =========      =========

     Diluted                                     $   (0.05)     $    0.38      $   (0.35)     $    0.66
                                                 =========      =========      =========      =========


Weighted average shares outstanding:

     Basic                                          16,137         16,517         16,107         16,472

     Diluted                                        16,188         16,796         16,224         16,813

Cash dividend per share                          $    0.05      $    0.05      $    0.05      $    0.05



The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,      DECEMBER 31,
                                                                          2000             1999
                                                                         ---------      ---------
                                                                        (Unaudited)     (Audited)
                                                                          (amounts in thousands)
ASSETS
-------------------------------------------------------------------------------------------------
Current Assets:
     Cash and temporary cash investments                                 $   4,283      $  10,684
     Accounts receivable, net of allowances and reserves                    63,345         80,773
     Prepaids and other                                                      3,598          2,821
     Deferred income taxes                                                   2,688          3,041
-------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                             73,914         97,319

     Property and equipment, net of
        accumulated depreciation and amortization                           14,105         13,483
     Acquired intangibles, net of accumulated amortization
        of $11,857,000 and $9,151,000, respectively                         81,096         84,008
     Deferred income taxes                                                   3,768          3,685
     Other assets                                                              582            664
-------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                  $ 173,465      $ 199,159
                                                                         =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------
Current Liabilities:
     Accounts payable                                                    $  11,148      $  10,834
     Accrued compensation                                                   23,817         27,567
     Income taxes payable                                                    3,336         10,423
     Advance billings on contracts                                             643            761
     Other current liabilities                                              13,841         12,532
-------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                        52,785         62,117

     Long-term debt                                                         21,365         31,380
     Deferred compensation benefits                                          9,922          9,953
     Other long-term liabilities                                               741            785
-------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                84,813        104,235

Shareholders' Equity:
     Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,017,824 shares issued                            270            270
     Capital in excess of par value                                        111,623        110,895
     Retained earnings                                                      75,613         82,046
     Less: Treasury stock of 6,143,259 and 6,141,823 shares, at cost       (31,300)       (31,279)
           Stock Trusts of 4,695,578 and 4,823,173 shares, at cost         (60,765)       (61,306)
           Unearned portion of restricted stock to related parties             (31)           (43)
     Other comprehensive income:
           Foreign currency adjustment                                      (5,885)        (4,786)
           Minimum pension liability adjustment                               (873)          (873)
-------------------------------------------------------------------------------------------------
                  Accumulated other comprehensive income                    (6,758)        (5,659)
-------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                       88,652         94,924
-------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 173,465      $ 199,159
                                                                         =========      =========



The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           TWO QUARTERS ENDED
                                                                         JUNE 30,      JUNE 25,
                                                                           2000          1999
                                                                        -----------  ------------
                                                                          (amounts in thousands)
Cash flows from operating activities:
  Net income (loss)                                                        $ (5,623)     $ 11,016
  Adjustments:
    Depreciation expense                                                      2,391         2,422
    Amortization expense                                                      2,826         1,442
    Loss on sales or disposals of assets                                         33             -
    Deferred compensation expense (forfeitures)                                 (31)          247
    Changes in assets and liabilities,
        net of assets acquired and liabilities assumed:
      (Increase) decrease in accounts receivable                             16,310       (11,713)
      (Increase) decrease in prepaids and other                                (846)          863
      Decrease in deferred income taxes                                         270           220
      (Increase) decrease in other assets                                        82          (101)
      Increase (decrease) in accounts payable                                   525        (6,026)
      Decrease in accrued compensation                                       (3,703)       (5,100)
      Increase (decrease) in income taxes payable                            (6,840)          529
      Increase (decrease) in advance billings on contracts                     (118)          779
      Increase in other current liabilities                                   1,407         2,018
      Decrease in other long-term liabilities                                   (44)         (129)
                                                                        -----------  ------------

Net cash provided by (used in) operating activities                           6,639        (3,533)
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition                                                                     -       (86,775)
  Additions to property and equipment                                        (3,130)       (2,551)
-------------------------------------------------------------------------------------------------

Net cash used in investing activities                                        (3,130)      (89,326)
-------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Short-term borrowings, net                                                      -        41,845
  Payments on long-term revolving debt, net                                 (10,015)            -
  Proceeds from Employee Stock Purchase Plan                                    416           582
  Purchase of stock for treasury                                                (21)          (12)
  Purchase of stock by Stock Trusts                                               -        (1,893)
  Proceeds from other stock plans, inclusive of related tax benefit             865         1,353
  Dividends paid                                                               (810)         (827)
                                                                        -----------  ------------

Net cash provided by (used in) financing activities                          (9,565)       41,048
-------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and temporary cash investments         (345)       (1,127)
                                                                        -----------  ------------
Net decrease in cash and temporary cash investments                          (6,401)      (52,938)
Cash and temporary cash investments at beginning of year                     10,684        57,748
-------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of quarter                      $  4,283      $  4,810
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

3.       Comprehensive Income

         At June 30, 2000, accumulated other comprehensive income totaled $(6,758,000), including an adjustment of $(231,000) related to foreign currency translation made in the second quarter of 2000.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                       FOR THE QUARTER ENDED JUNE 30, 2000





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

                                                     Quarter Ended         Two Quarters Ended
                                                   June 30,   June 25,    June 30,    June 25,
                                                     2000       1999        2000        1999
                                                     ----       ----        ----        ----

Revenue                                             100.0%      100.0%     100.0%      100.0%
Direct costs                                         71.1%       65.9%      71.8%       66.5%
Selling, general, and administrative expenses        31.4%       24.7%      30.2%       25.3%
Restructuring charge                                    -           -        3.1%          -
---------------------------------------------------------------------------------------------
Operating income (loss)                              (2.5)%       9.4%      (5.1)%       8.2%
Interest and other expense, net                       0.8%        0.6%       0.8%        0.2%
---------------------------------------------------------------------------------------------
Income (loss) before income taxes                    (3.3)%       8.8%      (5.9)%       8.0%
Provision (benefit) for income taxes                 (2.3)%       3.8%      (2.8)%       3.4%
---------------------------------------------------------------------------------------------
Net income (loss)                                    (1.0)%       5.0%      (3.1)%       4.6%
                                                     ======       ====      ======       ====

         CTG recorded second quarter 2000 revenue of $86.5 million, a decrease of 31.1 percent when compared to second quarter 1999 revenue of $125.5 million. 2000 year-to-date revenue of $182.5 million was a decrease of 24.6 percent from 1999 year-to-date revenue of $242.1 million. The year-over-year quarterly decrease in revenue is due to the continued softness in demand for IT services worldwide, and weakness in the Euro currency. Additionally, in 1999, the Company recorded revenue from the completion of year 2000 remediation services, while similar services were not provided to clients in 2000. North American revenue for the second quarter decreased by $35.1 million or 33.1 percent in 2000 as compared to 1999, while revenue from European operations decreased by $3.9 million, or 20 percent.

         The 1999 to 2000 second quarter-to-quarter revenue decline was impacted by the strengthening of the U.S. dollar as compared to the currencies of the Netherlands, Belgium, the United Kingdom, and Luxembourg. If there had been no change in these foreign currency exchange rates from the second quarter of 1999 to 2000, total consolidated revenues would have been $1.8 million higher, resulting in a quarter-to-quarter consolidated revenue decline of 29.6 percent. This additional $1.8 million increase in revenue in Europe would have decreased the European revenue decline rate to 10.8 percent. On a year-to-date basis, the revenue decrease due to the change in the foreign exchange rates year-over-year was $4.1 million. This additional $4.1 million increase in revenue in Europe would have decreased the European revenue decline rate to 2.3 percent.

         In March 2000, the Company renewed a contract with IBM for six months as one of IBM's national technical service providers for the United States. In the second quarter of 2000, IBM continued to be the Company's largest customer, accounting for $24.1 million or 27.9 percent of total revenue as compared to $34.2 million or 27.3 percent of second quarter 1999 revenue. On a year-to-date basis, revenue from IBM in 2000 was $51.1 million, or 28 percent of consolidated revenue, as compared to $68.5 million, or 28.2 percent of 1999 consolidated revenue. Although revenues from IBM have been constrained in 2000, CTG expects to continue to derive a significant portion of its revenue from IBM throughout the remainder of 2000 and in future years. While the decline in revenue from IBM has had an adverse effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the existence of the national contract, the diversity of the projects performed for IBM, and the number of locations and divisions involved.

         Direct costs, defined as costs for billable staff, were 71.1 percent of revenue in the second quarter of 2000 as compared to 65.9 percent of second quarter 1999 revenue. On a year-to-date basis, direct costs were 71.8 percent of revenue in 2000 as compared to 66.5 percent in 1999. The increase in direct costs as a percentage of revenue in 2000 as compared to 1999 is primarily due to the IT services industry spending slowdown mentioned above and the retention of a higher percentage of non-billable staff in 2000 in anticipation of the IT services market recovering.

         Selling, general and administrative expenses were 31.4 percent of revenue in the second quarter of 2000 as compared to 24.7 percent of second quarter 1999 revenue. On a year-to-date basis, excluding the restructuring charge taken in the first quarter of 2000 that equaled 3.1 percent of consolidated revenue, selling, general and administrative expenses were 30.2 percent of revenue in 2000, as compared to 25.3 percent in 1999. While selling, general and administrative expenses decreased year over year, the increase as a percentage of revenue from 1999 to 2000 is primarily due to the significant revenue decline discussed above, and a continued strategic investment in e-business and enterprise wide solutions. Additionally, goodwill amortization expense related to the acquisition of Elumen Solutions, Inc. (Elumen) increased selling, general and administrative expense year over year.

         In the first quarter of 2000, the Company recorded an after-tax restructuring charge of $3.8 million, or $0.23 per diluted share. On a pre-tax basis, the charge was $5.7 million, and consisted primarily of severance and related costs of $4.2 million for approximately 400 employees, costs associated with the consolidation of facilities of $0.7 million, and $0.8 million for other exit costs related to the restructuring plan. At June 30, 2000, approximately $3.1 million of the total charge of $5.7 million is included in other current liabilities on the consolidated balance sheet. The Company expects to complete its restructuring plan within the next nine months.

         Operating income (loss) was (2.5) percent of revenue in the second quarter of 2000 compared to 9.4 percent of revenue in the second quarter of 1999, and (5.1) percent for the 2000 year-to-date period as compared to 8.2 percent in 1999. The quarter-to-quarter and year-over-year decrease is primarily due to the factors discussed above. On a year-to-date basis, excluding the restructuring charge of $5.7 million, the operating loss from North American operations was $4.7 million, while European operations recorded operating income of $1.1 million.

         Interest and other expense was 0.8 percent of revenue for the two quarters ended June 30, 2000, and 0.2 percent in the comparable 1999 period. During the first two quarters ended June 30, 2000, interest expense on indebtedness related to the acquisition of Elumen was partially offset by interest income on available cash and temporary cash investments. In 1999, as the acquisition of Elumen was completed in late February, the Company did not have outstanding indebtedness for the entire year-to-date period.

         Income before income taxes was (3.3) percent of revenue in the second quarter of 2000 as compared to 8.8 percent of revenue in the second quarter of 1999, and (5.9) percent in the 2000 year-to-date period as compared to 8.0 percent in the comparable 1999 period. Without the non-recurring charge, income before income taxes would have been (2.8) percent of revenue for the two quarters ended June 30, 2000. The provision (benefit) for income taxes, calculated as a percentage of income (loss) before income taxes, was (47.7) percent in 2000 and 42.9 percent in 1999.

         Net income (loss) for the second quarter of 2000 was (1.0) percent of revenue or $(0.05) per diluted share, compared to 5.0 percent of revenue or $0.38 per diluted share in 1999. For the 2000 year-to-date period, the net income (loss) was (3.1) percent of revenue or $(0.35) per diluted share, as compared to net income of 4.6 percent of revenue, or $0.66 per diluted share. Diluted earnings per share was calculated using 16.2 million and 16.8 million equivalent shares outstanding in 2000 and 1999, respectively. The decrease in equivalent shares outstanding from 1999 to 2000 is due to a reduction in the dilutive effect of outstanding stock options.

The Company has reviewed the guidance provided under Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and determined its existing revenue recognition policies are consistent with the guidance provided in that Bulletin.

Financial Condition
-------------------

         In 2000, cash provided by operating activities was $6.6 million for the two quarters ended June 30, 2000. Net loss totaled $5.6 million, and non-cash adjustments for depreciation expense, amortization expense, and deferred compensation expense totaled $5.2 million. Accounts receivable decreased $16.3 million as compared to December 31, 1999, as a result of a decrease in revenue, offset by slower accounts receivable turnover throughout 2000. Prepaid and other assets increased $0.8 million due to payments made in 2000 that will be amortized throughout the remainder of the year. Accounts payable increased $0.5 million primarily due to the timing of certain payments. Accrued compensation decreased $3.7 million due to the timing of the U.S. biweekly payroll and fewer total employees. Income taxes payable decreased $6.8 million due to the taxable loss incurred throughout 2000. Other current liabilities increased $1.4 million, primarily due to the restructuring charge recorded in the first quarter of 2000.

         Net property and equipment increased $0.6 million. Additions to property and equipment were $3.1 million, offset by depreciation expense of $2.4 million and translation adjustments of $0.1 million. The Company has no material commitments for capital expenditures at June 30, 2000.

         Financing activities used $9.6 million of cash in 2000. Net payments on long-term revolving debt totaled $10.0 million. The Company received $0.4 million from employees for stock purchased under the Employee Stock Purchase Plan, and $0.9 million from other stock plans, inclusive of the related tax benefit. Consistent with prior years, the Company issued a $0.05 per share dividend in the second quarter of 2000. The dividend payment to shareholders totaled $0.8 million.

         As of the filing date of this Form 10-Q with the SEC, including unsecured lines of credit, the Company had approximately $82.0 million in total credit. At June 30, 2000, $21.4 million of the total available credit was outstanding.

         On October 26, 1994, the Company authorized the repurchase of 2.0 million shares and on July 21, 1995 authorized the repurchase of another 1.4 million shares of its Common Stock. At June 30, 2000, approximately 3.2 million shares have been repurchased under the authorizations, leaving 0.2 million shares authorized for future purchases. No share purchases have been made in 2000.

         The Company believes existing internally available funds, cash generated by operations, and available borrowings will be sufficient to meet foreseeable working capital, stock repurchase and capital expenditure requirements and to allow for future internal growth and expansion.

Item 6.   Exhibits And Reports On Form 8-K
          --------------------------------

          Exhibit           Description                                     Page
          -------           -----------                                     ----

          3.       ii)      Restatement of company By-laws                   11

          11.               Statement re: computation of earnings per share  20

          27.      a.)      Financial Data Schedule  -  June 30, 2000        21

                   b.)      Financial Data Schedule  -  June 25, 1999        22

          Form 8-K
            Date            Description
            ----            -----------

          June 22, 2000     Press release stating the Company has named a new
                            acting Chairman and a new acting Chief Executive
                            Officer


                                  * * * * * * *



                                    SIGNATURE
                                    ---------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                COMPUTER TASK GROUP, INCORPORATED



                                By: /s/ James R. Boldt
                                    ------------------
                                    James R. Boldt
                                    Principal Accounting and
                                    Financial Officer


                                    Title: Vice President and Chief Financial
                                           Officer




Date:  August 9, 2000