Form 10-Q
period 2000-09-29
COMPUTER TASK GROUP INC
filed 2000-11-13
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2000



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

                                 Yes  X   No
                                     ---     ---

                  Number of shares of common stock outstanding:

                                                             Shares outstanding
  Title of each class                                      at September 29, 2000
  -------------------                                      ---------------------

Common stock, par value
     $.01 per share                                              20,871,065

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.                       FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 FOR THE QUARTER ENDED      FOR THE THREE QUARTERS ENDED
                                                SEPT. 29,      SEPT. 24,      SEPT. 29,      SEPT. 24,
                                                  2000           1999           2000           1999
                                                ---------      ---------      ---------      ---------
Revenue                                          $79,842       $114,526       $262,305       $356,608

Direct costs                                      55,190         75,429        186,207        236,298

Selling, general and administrative expenses      23,630         31,969         78,676         93,426

Restructuring charge (credit)                     (1,538)            --          4,157             --
                                                 -------       --------       --------       --------

Operating income (loss)                            2,560          7,128         (6,735)        26,884

Interest and other income                            131             18            260            499

Interest and other expense                          (897)          (602)        (2,482)        (1,547)
                                                 -------       --------       --------       --------

Income (loss) before income taxes                  1,794          6,544         (8,957)        25,836

Provision (benefit) for income taxes               2,003          3,014         (3,125)        11,290
                                                 -------       --------       --------       --------

Net income (loss)                                $  (209)      $  3,530       $ (5,832)      $ 14,546
                                                 =======       ========       ========       ========


Net income (loss ) per share:

     Basic                                       $ (0.01)      $   0.21       $  (0.36)      $   0.88
                                                 =======       ========       ========       ========

     Diluted                                     $ (0.01)      $   0.21       $  (0.36)      $   0.87
                                                 =======       ========       ========       ========


Weighted average shares outstanding:

     Basic                                        16,207         16,474         16,140         16,473

     Diluted                                      16,213         16,721         16,220         16,783

Cash dividend per share                          $    --       $     --       $   0.05       $   0.05

The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                        SEPT. 29,    DECEMBER 31,
                                                                          2000           1999
                                                                        ---------    ------------
                                                                        (Unaudited)    (Audited)
                                                                         (amounts in thousands)
ASSETS
---------------------------------------------------------------------------------------------------
Current Assets:
     Cash and temporary cash investments                                 $  6,671      $ 10,684
     Accounts receivable, net of allowances and reserves                   59,669        80,773
     Prepaids and other                                                     2,256         2,821
     Deferred income taxes                                                  2,593         3,041
-------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                            71,189        97,319

     Property and equipment, net of
        accumulated depreciation and amortization                          13,964        13,483
     Acquired intangibles, net of accumulated amortization
        of $12,687,000 and $9,151,000, respectively                        80,002        84,008
     Deferred income taxes                                                  3,819         3,685
     Other assets                                                             886           664
-------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                  $169,860      $199,159
                                                                         ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------
Current Liabilities:
     Accounts payable                                                    $ 10,534      $ 10,834
     Accrued compensation                                                  21,536        27,567
     Income taxes payable                                                   3,859        10,423
     Advance billings on contracts                                            610           761
     Other current liabilities                                             11,618        12,532
-------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                       48,157        62,117

     Long-term debt                                                        23,550        31,380
     Deferred compensation benefits                                         9,686         9,953
     Other long-term liabilities                                              723           785
-------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                               82,116       104,235

Shareholders' Equity:
     Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,017,824 shares issued                           270           270
     Capital in excess of par value                                       111,636       110,895
     Retained earnings                                                     75,404        82,046
     Less: Treasury stock of 6,146,759 and 6,141,823 shares, at cost      (31,404)      (31,279)
           Stock Trusts of 4,572,448 and 4,823,173 shares, at cost        (60,239)      (61,306)
           Unearned portion of restricted stock to related parties             --           (43)
     Other comprehensive income:
           Foreign currency adjustment                                     (7,050)       (4,786)
           Minimum pension liability adjustment                              (873)         (873)
-------------------------------------------------------------------------------------------------
                  Accumulated other comprehensive income                   (7,923)       (5,659)
-------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                      87,744        94,924
-------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $169,860      $199,159
                                                                         ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE QUARTERS ENDED
                                                                          SEPT. 29,     SEPT. 24,
                                                                            2000          1999
                                                                          ---------     ---------
                                                                           (amounts in thousands)
Cash flows from operating activities:
  Net income (loss)                                                        $(5,832)     $ 14,546
  Adjustments:
    Depreciation expense                                                     3,493         3,686
    Amortization expense                                                     3,827         2,457
    Loss on sales or disposals of assets                                        33            --
    Deferred compensation expense (forfeitures)                               (267)          252
    Changes in assets and liabilities,
        net of assets acquired and liabilities assumed:
      (Increase) decrease in accounts receivable                            18,798        (9,861)
      Decrease in prepaids and other                                           422         1,915
      Decrease in deferred income taxes                                        314            35
      (Increase) decrease in other assets                                     (222)          288
      Increase (decrease) in accounts payable                                1,379        (5,253)
      Decrease in accrued compensation                                      (6,954)         (314)
      Increase (decrease) in income taxes payable                           (6,310)          735
      Increase (decrease) in advance billings on contracts                    (151)          530
      Increase (decrease) in other current liabilities                        (334)        2,610
      Decrease in other long-term liabilities                                  (62)         (307)
                                                                           -------      --------

Net cash provided by operating activities                                    8,134        11,319
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition                                                                   --       (86,775)
  Additions to property and equipment                                       (4,209)       (3,464)
-----------------------------------------------------------------------------------------------------

Net cash used in investing activities                                       (4,209)      (90,239)
-----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from (payments on) long-term revolving debt, net                 (7,830)       38,250
  Proceeds from Employee Stock Purchase Plan                                   578           831
  Purchase of stock for treasury                                              (125)          (13)
  Purchase of stock by Stock Trusts                                             --        (4,858)
  Proceeds from other stock plans, inclusive of related tax benefit          1,273         2,061
  Dividends paid                                                              (810)         (827)
                                                                           -------      --------

Net cash provided by (used in) financing activities                         (6,914)       35,444
-----------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and temporary cash investments      (1,024)       (1,077)
                                                                           -------      --------
Net decrease in cash and temporary cash investments                         (4,013)      (44,553)
Cash and temporary cash investments at beginning of year                    10,684        57,748
-----------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of quarter                      $ 6,671      $ 13,195
                                                                           =======      ========

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

3.       Comprehensive Income

         At September 29, 2000, accumulated other comprehensive income totaled $(7,923,000), including an adjustment of $(1,165,000) related to foreign currency translation made in the third quarter of 2000.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    FOR THE QUARTER ENDED SEPTEMBER 29, 2000


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

                                                        Quarter Ended             Three Quarters Ended
                                                   Sept. 29,      Sept. 24,     Sept. 29,      Sept. 24,
                                                     2000           1999          2000           1999
                                                     ----           ----          ----           ----
Revenue                                              100.0%         100.0%        100.0%         100.0%
Direct costs                                          69.1%          65.9%         71.0%          66.3%
Selling, general, and administrative expenses         29.6%          27.9%         30.0%          26.2%
Restructuring charge (credit)                         (1.9)%           --           1.6%            --
----------------------------------------------------------------------------------------------------------
Operating income (loss)                                3.2%           6.2%         (2.6)%          7.5%
Interest and other expense, net                        1.0%           0.5%          0.8%           0.3%
----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                      2.2%           5.7%         (3.4)%          7.2%
Provision (benefit) for income taxes                   2.5%           2.6%         (1.2)%          3.1%
----------------------------------------------------------------------------------------------------------
Net income (loss)                                     (0.3)%          3.1%         (2.2)%          4.1%
                                                     =====          =====         =====          =====

         CTG recorded third quarter 2000 revenue of $79.8 million, a decrease of
30.3 percent when compared to third quarter 1999 revenue of $114.5 million. 2000 year-to-date revenue of $262.3 million was a decrease of 26.4 percent from 1999 year-to-date revenue of $356.6 million. The year-to-date decrease in revenue in 2000 as compared to 1999 is due to the general softness in demand for IT services worldwide throughout 2000, and weakness in the Euro currency. Additionally, throughout 1999, the Company recorded revenue from the completion of year 2000 remediation services, while similar services were not provided to clients in 2000. However, during the 2000 third quarter, the Company experienced an increase in demand for its services, and anticipates sequential revenue growth in the 2000 fourth quarter. North American revenue for the third quarter decreased by $29.7 million or 31.0 percent in 2000 as compared to 1999, while revenue from European operations decreased by $5.0 million, or 26.8 percent in the same time period.

         The 1999 to 2000 third quarter-to-quarter revenue decline was impacted by the strengthening of the U.S. dollar as compared to the currencies of the Netherlands, Belgium, the United Kingdom, and Luxembourg. If there had been no change in these foreign currency exchange rates from the third quarter of 1999 to 2000, total consolidated revenues would have been $2.4 million higher, resulting in a quarter-to-quarter consolidated revenue decline of 28.2 percent. This additional $2.4 million increase in revenue in Europe would have decreased the European revenue quarter-to-quarter decline rate to 14.0 percent. On a 2000 year-to-date basis, the revenue decrease due to the change in the foreign currency exchange rates year-over-year was $6.5 million. Absent the decline in the rates, this additional revenue of $6.5 million would have lowered the consolidated revenue decline to 24.6 percent, and decreased the European revenue decline rate to 6.0 percent.

         In November 2000, the Company renewed a contract with IBM for three years as one of IBM's national technical service providers for the United States. In the third quarter of 2000, IBM continued to be the Company's largest customer, accounting for $22.2 million or 27.8 percent of total revenue as compared to $30.3 million or 26.5 percent of third quarter 1999 revenue. On a 2000 year-to-date basis, revenue from IBM was $73.3 million, or 27.9 percent of consolidated revenue, as compared to $98.8 million, or 27.7 percent of 1999 consolidated revenue. Although revenues from IBM have been constrained in 2000, CTG expects to continue to derive a significant portion of its revenue from IBM throughout the remainder of 2000 and in future years. While the decline in revenue from IBM has had an adverse effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the existence of the national contract, the diversity of the projects performed for IBM, and the number of locations and divisions involved.

         Direct costs, defined as costs for billable staff, were 69.1 percent of revenue in the third quarter of 2000 as compared to 65.9 percent of third quarter 1999 revenue. On a year-to-date basis, direct costs were 71.0 percent of revenue in 2000 as compared to 66.3 percent in 1999. The increase in direct costs as a percentage of revenue in 2000 as compared to 1999 is primarily due to the IT services industry spending slowdown mentioned above and the retention of a higher percentage of non-billable staff in 2000 in anticipation of the IT services market recovering.

         Excluding the restructuring credit taken in the third quarter of 2000, selling, general and administrative expenses were 29.6 percent of revenue in the third quarter of 2000 as compared to 27.9 percent of third quarter 1999 revenue. On a year-to-date basis, excluding the restructuring charge taken in the first quarter of 2000 that equaled 1.6 percent of consolidated revenue, selling, general and administrative expenses were 30.0 percent of revenue in 2000, as compared to 26.2 percent in 1999. While selling, general and administrative expenses decreased year over year, the increase as a percentage of revenue from 1999 to 2000 is primarily due to the significant revenue decline discussed above, and a continued strategic investment in e-business and enterprise wide solutions.

         In the first quarter of 2000, the Company recorded a pre-tax restructuring charge of $5.7 million. The charge primarily consisted of severance and related costs of $4.2 million for approximately 400 employees, costs associated with the consolidation of facilities of $0.7 million, and $0.8 million for other exit costs related to the restructuring plan. On an after-tax basis, the restructuring charge equaled $3.8 million, or $0.23 per diluted share.

         During the third quarter of 2000, the Company recorded, on a pre-tax basis, a restructuring credit of $1.5 million primarily consisting of a reduction in the estimated amount of severance and related costs to be paid. On a year-to-date basis, the net pre-tax restructuring charge is $4.2 million, including $2.7 million for severance and related costs, $0.7 million for the consolidation of facilities, and $0.8 million for other exit costs. On an after tax basis, the restructuring charge equals $3.0 million, or $0.18 per diluted share. At September 29, 2000, approximately $0.7 million of the total charge of $4.2 million is included in other current liabilities on the consolidated balance sheet. The Company expects to complete its restructuring plan within the next six months.

         Operating income (loss) was 3.2 percent of revenue in the third quarter of 2000 compared to 6.2 percent of revenue in the third quarter of 1999, and (2.6) percent for the 2000 year-to-date period as compared to 7.5 percent in 1999. The quarter-to-quarter and year-over-year decrease is primarily due to the factors discussed above. On a year-to-date basis, excluding the net pre-tax restructuring charge of $4.2 million, the operating loss from North American operations was $4.0 million, while European operations recorded operating income of $1.4 million.

         Interest and other expense was 0.8 percent of revenue for the three quarters ended September 29, 2000, and 0.3 percent in the comparable 1999 period. During the three quarters ended September 29, 2000, interest expense on indebtedness related to the acquisition of Elumen was partially offset by interest income on available cash and temporary cash investments. In 1999, as the acquisition of Elumen was completed in late February, the Company did not have outstanding indebtedness for the entire year-to-date period.

         Income (loss) before income taxes was 2.2 percent of revenue in the third quarter of 2000 as compared to 5.7 percent of revenue in the third quarter of 1999, and (3.4) percent in the 2000 year-to-date period as compared to 7.2 percent in the comparable 1999 period. Without the non-recurring charge, income
(loss) before income taxes would have been (1.8) percent of revenue for the three quarters ended September 29, 2000. On a year-to-date basis, the provision (benefit) for income taxes, calculated as a percentage of income (loss) before income taxes, was (34.9) percent in 2000 and 43.7 percent in 1999.

         Net income (loss) for the third quarter of 2000 was (0.3) percent of revenue or $(0.1) per diluted share, compared to 3.1 percent of revenue or $0.21 per diluted share in 1999. The third quarter 2000 results included the impact of a reversal of $1.2 million, or $0.07 per diluted share, of tax benefits recorded earlier in 2000. For the 2000 year-to-date period, the net income (loss) was (2.2) percent of revenue or $(0.36) per diluted share, as compared to net income of 4.1 percent of revenue, or $0.87 per diluted share. Diluted earnings per share was calculated using 16.2 million and 16.8 million equivalent shares outstanding in 2000 and 1999, respectively. The decrease in equivalent shares outstanding from 1999 to 2000 is due to a reduction in the dilutive effect of outstanding stock options.

         The Company has reviewed the guidance provided under Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and has determined its existing revenue recognition policies are consistent with the guidance provided in that Bulletin.

Financial Condition
-------------------

         In 2000, cash provided by operating activities was $8.1 million for the three quarters ended September 29, 2000. Net loss totaled $5.8 million, and net non-cash adjustments for depreciation expense, amortization expense, and deferred compensation expense (forfeitures) totaled $7.1 million. Accounts receivable decreased $18.8 million as compared to December 31, 1999, as a result of a decrease in revenue. Prepaid and other assets decreased $0.4 million due to the amortization of existing assets. Accounts payable increased $1.4 million primarily due to the timing of certain payments. Accrued compensation decreased $7.0 million due to the timing of the U.S. biweekly payroll and fewer total employees. Income taxes payable decreased $6.3 million due to the taxable loss incurred throughout 2000.

         Net property and equipment increased $0.5 million. Additions to property and equipment were $4.2 million, offset by depreciation expense of $3.5 million and translation adjustments of $0.2 million. The Company has no material commitments for capital expenditures at September 29, 2000.

         Financing activities used $6.9 million of cash in 2000. Net payments on long-term revolving debt totaled $7.8 million. The Company received $0.6 million from employees for stock purchased under the Employee Stock Purchase Plan, and $1.3 million from other stock plans, inclusive of the related tax benefit. Consistent with prior years, the Company issued a $0.05 per share dividend in the second quarter of 2000. The dividend payment to shareholders totaled $0.8 million.

         Including unsecured lines of credit, the Company has approximately $82 million in total credit. At September 29, 2000, $23.6 million of the total available credit was outstanding.

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

Item 6.    Exhibits And Reports On Form 8-K
           --------------------------------

           Exhibit           Description                                         Page
           -------           -----------                                         ----
           11.               Statement re: computation of earnings per share       11

           27.      a.)      Financial Data Schedule  -  September 29, 2000        12

                    b.)      Financial Data Schedule  -  September 24, 1999        13

           Form 8-K
                Date         Description
                ----         -----------

                             None


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


Date:  November 13, 2000