Form 10-K405
period 2000-12-31
COMPUTER TASK GROUP INC
filed 2001-04-02
CIK 23111

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

          X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         ---                 SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2000
                                             -----------------
                                       OR

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

                                                     (716) 882-8000
                                             -----------------------------------
                                             Registrant's telephone number,
                                                including area code:

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

                                    YES X   NO
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's voting stock held by non-affiliates at March 14, 2001 was $89,511,306. Solely for the purposes of this calculation, all persons who are or may be executive officers or directors of the Registrant and all persons who have filed a Schedule 13D with respect to the Registrant's stock have deemed to be affiliates.

The total number of shares of Common Stock of the Registrant outstanding at March 14, 2001 was 20,871,065.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this report: Parts I, II and IV - the Registrant's 2000 Annual Report to Shareholders; Parts II and III - the Registrant's definitive Proxy Statement as filed with the Securities and Exchange Commission and as used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 9, 2001.

                                     PART I
                                     ------

FORWARD-LOOKING STATEMENTS
--------------------------

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

ITEM 1.  BUSINESS
         --------

         Computer Task Group, Incorporated (the Company, CTG, or the Registrant) was incorporated in Buffalo, New York on March 11, 1966, and its corporate headquarters are located at 800 Delaware Avenue, Buffalo, New York 14209 (716-882-8000). CTG provides information technology (IT) professional services. CTG employs approximately 4,000 people worldwide and serves customers through an international network of offices in North America and Europe. During 2000, the Company had eight operating subsidiaries: CTG Services, Inc., CTG HealthCare Solutions (Kansas), Inc., Computer Task Group of Canada, Inc. and Zenius, Inc., providing services primarily in North America, Inc.; and Computer Task Group (U.K.) Ltd.; Computer Task Group Nederland B.V.; Computer Task Group Luxembourg S.A.; and Computer Task Group Belgium N.V; providing services primarily in Europe.

BACKGROUND
----------

         The Company operates in one industry segment, providing IT professional services. The Company believes its business units have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

         A typical customer is an organization with large, complex information and data processing requirements. Approximately 82.2 percent of consolidated 2000 revenue of $345.7 million was generated in North America, and 17.8 percent in Europe. CTG provides two primary services. A brief discussion of these services is as follows:

         - IT SOLUTIONS: In this area, CTG plans, designs, implements, and maintains start-to-finish application and IT solutions for some of the world's leading companies. At the planning stage, CTG helps clients assess their IT needs. The Company's IT and vertical industry experts examine the client organization's current technology, application portfolio, and data architecture. Solutions ranging from selection and implementation of existing software to the construction of new systems are then recommended. Once a solution has been defined, the Company's state-of-the-art design, development, and testing services are delivered by skilled technicians supported by intensive training programs and proprietary best practices. During a project's implementation phase, new technology is integrated seamlessly into existing systems. Once implementation is complete, CTG supports the requirements of managing and maintaining enterprise software, from rollout to subsequent updates, conversions, hosting, and help desk activities.

         - STAFF AUGMENTATION: In this area, CTG recruits, retains, and manages IT talent for our clients. While our Global 1000 customers focus on their core businesses, CTG manages the acquisition and deployment of the professionals they depend on for IT solutions. Using an assessment methodology to define each client's staffing needs, CTG builds a customized supply model to streamline everything from technical requisitions to invoices. CTG's strategic staffing Web tool, CTGExchange(TM), allows our clients to submit requests for help, review progress on their requisitions, and access candidate resumes online. The Company's assets include Internet-based requisitions, service level agreements, customized reporting, vendor management programs, and EDI payments. Internet recruiting, recruiting to hot skills, hiring to profile, and a centralized global recruiting center define our approach. Hiring and retaining prime IT resources is closely linked with effectively managing those resources. Clients receive the benefit of a sole source provider who is closely aligned to their strategies and who can deliver resources on a national basis.

         International Business Machines Corporation (IBM) is CTG's largest customer. CTG provides services to various IBM divisions in approximately 50 locations. In November 2000, CTG signed a new contract with IBM for three years as one of IBM's national technical service providers for the United States. This contract, and its predecessor, covered 89 percent of the total services provided to IBM by CTG in 2000. IBM accounted for a total of $95.3 million or 27.6 percent of 2000 consolidated revenue; a total of $128.9 million or 27.3 percent of 1999 consolidated revenue; and a total of $151.4 million or 32.4 percent of CTG's 1998 consolidated revenue. Although revenues from IBM were constrained in 2000, the Company expects to continue to derive a significant portion of its business from IBM in 2001 and future years. While the decline in revenue from IBM has had an adverse impact on the Company's revenue and profits, the Company believes the simultaneous loss of all IBM business is unlikely to occur due to the existence of the national contract, the diversity of the projects performed for IBM, and the number of locations and divisions involved.

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

1999 ACQUISITION

----------------

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

         The Company performs a portion of its business on a monthly fee basis, as well as a portion of its project business on a fixed-price basis. These contracts generally have different terms and conditions regarding cancellation and warranties, and are usually negotiated based on the unique aspects of the project. Contract value for fixed-price contracts is generally a function of the type and level of skills required to complete the related project and the risk associated with the project. Risk is a function of the project deliverable, completion date and CTG's management and staff performance. Fixed-price contracts accounted for under the percentage of completion method represented approximately two percent, two percent and one percent of the Company's 2000, 1999, and 1998 consolidated revenue, respectively. Revenue from all fixed-price contracts, including those accounted for under the percentage of completion method and on a monthly fee basis, represented 15 percent, 11 percent and 16 percent of consolidated revenue in 2000, 1999, and 1998, respectively. As of December 31, 2000 and 1999, the backlog for fixed-price and all managed-support contracts was approximately $98 million and $42 million, respectively. Approximately 48 percent of the December 31, 2000 backlog of $98 million, or $47.4 million, is expected to be earned in 2001. Of the $42 million of backlog at December 31, 1999, approximately 75 percent, or $31.2 million was earned in 2000. Revenue is subject to seasonal variations, with a minor downturn in months of high vacation and legal holidays (July, August, and December). Backlog does not tend to be seasonal, however, it does fluctuate based upon the timing of long-term contracts.

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

         CTG has implemented a Global Management System, with a goal to achieve continuous, measured improvements in services and deliverables. As part of this program, CTG has developed specific methodologies for providing high value services that result in unique solutions and specified deliverables for its clients. The Company believes these methodologies will enhance its ability to compete. CTG achieved worldwide ISO 9001 certification in June, 2000. The Company believes it is the only IT services company of its size to achieve worldwide certification.

         The Company believes that to compete successfully it is necessary to have a local geographic presence, offer appropriate IT solutions, provide skilled professional resources, and price its services competitively.

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS
-----------------------------------------------------------------


                                                           (amounts in thousands)
                                                   2000              1999             1998
                                                  ------            ------           ------
Revenue from Unaffiliated Customers:
     North America                            $   284,169      $   391,496       $   394,609
     Europe                                        61,507           80,512            73,229
                                              -----------      -----------       -----------
                                              $   345,676      $   472,008       $   467,838
                                              ===========      ===========       ===========

Operating Income (Loss):
     North America                            $     8,127      $    36,434       $    46,427
     Europe                                         2,410            9,860             8,243
     Corporate and other                          (16,182)         (15,461)          (14,819)
                                              ------------     ------------      ------------
                                              $    (5,645)     $    30,833       $    39,851
                                              ============     ===========       ===========

Identifiable Assets:
     North America                            $   133,841      $   154,951       $    67,128
     Europe                                        15,947           22,736            22,999
Corporate and Other (1)                            12,579           21,472            66,682
                                              -----------      -----------       -----------
                                              $   162,367      $   199,159       $   156,809
                                              ===========      ===========       ===========

(1) Corporate and other identifiable assets consists principally of cash and temporary cash investments and other assets.

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------


                                                                       Period During               Other Positions
                                                                       Which Served as             And Offices with
Name                    Age     Office                              Executive Officer (1)             Registrant
-----                   ---     ------                              ---------------------          ----------------
Darrell L. Jennings     47      Chairman, President and           October 30, 2000 to date           Director
                                Chief Executive Officer

Jonathan R. Asher       55      Vice President                    December 16, 1996 to               None
                                                                    December 31, 2000

Henri Bersoux           41      Vice President                    April 26, 2000 to date             None

James R. Boldt          49      Vice President and                February 12, 1996 to date          Treasurer
                                Chief Financial Officer

                                Acting Chief Executive Officer    June 22, 2000 to
                                                                    October 29, 2000

Joel I. Ivers           49      Chief Marketing Officer           April 26, 2000 to date             None

Thomas J. Niehaus       39      Vice President                    July 22, 1999 to date              None

Peter P. Radetich       47      General Counsel                   April 28, 1999 to date             Secretary

(1)      BUSINESS EXPERIENCE

         Mr. Jennings was appointed chairman, president and chief executive officer as of October 30, 2000. Previously, Mr. Jennings joined Unisys Corporation in 1998 and was vice president, general manager of Global Communications Industry. Prior to that, Mr. Jennings held several positions at Nortel Networks Corporation.

         Mr. Asher joined the Company as a vice president in December 1996 and was responsible for CTG's North American business. Mr. Asher was previously director of information technology services with IBM. Mr. Asher left CTG on December 31, 2000.

         Mr. Bersoux joined the Company as a vice president in February 2000. Previously, Mr. Bersoux was director of Client Connectivity for Ernst & Young, LLP (E&Y), and prior to that, held a variety of other management positions for E&Y since 1993.

         Mr. Boldt joined the Company as a vice president, chief financial officer and treasurer in February 1996. Mr. Boldt was previously vice president of finance, secretary and chief financial officer of Pratt and Lambert United, Inc. From June 22, 2000 to October 29, 2000, Mr. Boldt also served as the acting chief executive officer.

         Mr. Ivers joined the Company in February 1999 as a managing director for CTG HealthCare Solutions, and was promoted to chief marketing officer in April 2000. Previously, Mr. Ivers was vice president of sales and marketing for Elumen Solutions, Inc. Prior to that, Mr. Ivers served as vice president of marketing for Diversa Corp.

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

ITEM 2.  PROPERTIES
         ----------

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

         The Company also owns a 37,000 square foot building in Melbourne, Florida with a net book value of $1.8 million which it has leased to a third party under a one-year lease. This lease expires in 2001.

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

                                     PART II

                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
         --------------------------------------------------------------------

         Information relating to the market for, and market prices of, the Company's Common Stock, the approximate number of Company shareholders, and the Company's dividend history for the past two years is included under the caption "Stock Market Information" in the Company's Annual Report to Shareholders for the year ended December 31, 2000, submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         A five-year summary of certain financial information relating to the financial condition and results of operations of the Company is included under the caption "Consolidated Summary - Five-Year Selected Financial Information" in the Company's Annual Report to Shareholders for the year ended December 31, 2000, submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

         Management's discussion and analysis of financial condition and results of operations is included in the Company's Annual Report to Shareholders for the year ended December 31, 2000, under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          ---------------------------------------------------------

         The Company does not have any off balance sheet market risk sensitive instruments for which disclosure is required, and historically the Company has not been subject to material effects from foreign currency exchange rate fluctuations. Information about the Company's long-term debt can be found in footnote No. 5, Debt, in the Company's Annual Report to Shareholders for the year ended December 31, 2000, submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

         The consolidated financial statements of the Company and the required Supplementary Data Information are included in the Company's Annual Report to Shareholders for the year ended December 31, 2000, submitted herewith as an exhibit, and incorporated herein by reference.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

         The information in response to this item is incorporated herein by reference to the information set forth under "Election of Directors" and under "Section 16(a) Beneficial Ownership Reporting" in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 2001 annual meeting of shareholders to be held on May 9, 2001, except insofar as information with respect to executive officers is presented in
Part I, Item 1 hereof pursuant to General Instruction G(3) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

         The information in response to this item is incorporated herein by reference to the information under the caption "Executive Compensation and Other Information" presented in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 2001 annual meeting of shareholders to be held on May 9, 2001, excluding the Compensation Committee Report on Executive Compensation and the Company's Performance Graph.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

         The information in response to this item is incorporated herein by reference to the information under the caption "Security Ownership of the Company's Common Shares by Certain Beneficial Owners and by Management" presented in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 2001 annual meeting of shareholders to be held on May 9, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

         The information in response to this item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" presented in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 2001 annual meeting of shareholders to be held on May 9, 2001, excluding the Compensation Committee Report on Executive Compensation and the Company's Performance Graph.

                                      III-1

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(A)      INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(1) The following Consolidated Financial Statements and related information are incorporated by reference from the 2000 Annual Report to Shareholders, submitted herewith as Exhibit 13:

                                                              2000 Annual Report
                                                                Page Reference
                                                               --------------

     Independent Auditors' Report                                    30
     Consolidated Statements of Operations                           31
     Consolidated Balance Sheets                                     32
     Consolidated Statements of Cash Flows                           33
     Consolidated Statements of Changes in
         Shareholders' Equity                                        34
     Notes to Consolidated Financial Statements                      36


(2)      Index to Consolidated Financial Statement Schedules

                                                            2000 Form 10-K
                                                            Page Reference
                                                            --------------

     Independent Auditors' Report                                IV-2

     Financial statement schedule:

     Valuation and Qualifying Accounts
         (Schedule VIII)                                         IV-3


(B)      REPORTS ON FORM 8-K

         October 18, 2000 - Press release entitled "Computer Task Group Appoints Darrell L. Jennings Chairman, President, and Chief Executive Officer."

(C)      EXHIBITS

         The Exhibits to this Form 10-K Annual Report are listed on the attached
         Exhibit Index appearing on pages E-1 to E-3.

(D)      OTHER FINANCIAL STATEMENT SCHEDULES

         None

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Computer Task Group, Incorporated
Buffalo, New York


We have audited the consolidated financial statements of Computer Task Group, Incorporated and subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 31, 2001 (March 26, 2001 as to Note 5). Such financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Computer Task Group, Incorporated and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Buffalo, New York
January 31, 2001

                        COMPUTER TASK GROUP, INCORPORATED
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)


                                                Balance At                                      Balance At
Description                                     January 1        Additions      Deductions      December 31
-----------                                     ----------       ---------      ----------      -----------
2000

ACCOUNTS DEDUCTED FROM ASSETS

  Allowance for Doubtful Accounts               $    2,310      $       -      $    (387) (A)     $     1,923

  Reserve for Projects                          $      891      $       -      $    (360)         $       531



1999

ACCOUNTS DEDUCTED FROM ASSETS

  Allowance for Doubtful Accounts               $   1,105       $   1,520      $    (315) (B)     $     2,310

  Reserve for Projects                          $   1,000       $       -      $    (109)         $       891



1998

ACCOUNTS DEDUCTED FROM ASSETS

  Allowance for Doubtful Accounts               $      951      $     154      $       -  (A)     $     1,105

  Reserve for projects                          $    1,000              -      $       -          $     1,000

  Net Deferred Tax Assets Valuation Allowance   $      927              -      $    (927) (C)     $         0

(A) Reflects additions charged to costs and expenses, less accounts written off and translation adjustments.

(B) Reflects additions charged to costs and expenses, additions as part of the acquisition of Elumen, less accounts written off and translation adjustments.

(C) Reflects utilization of foreign net operating losses that were previously offset completely by the valuation allowance.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMPUTER TASK GROUP, INCORPORATED


                                       By /s/ Darrell L. Jennings
                                          -------------------------------------
                                          Darrell L. Jennings, Chairman,
                                          President and Chief Executive Officer

Dated:  March 30, 2001


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


Signature                                                     Title                     Date
---------                                                     -----                     ----
(i)      Principal Executive Officer:                         Chairman,                 March 30, 2001
                                                              President and Chief

         /s/ Darrell L. Jennings                              Executive Officer
         -----------------------------------
         (Darrell L. Jennings)

(ii)     Principal Accounting and                             Executive Vice            March 30, 2001
         Financial Officer                                    President and Chief
                                                               Financial Officer

         /s/ James R. Boldt

         ------------------
         (James R. Boldt)

(iii)    Directors

         /s/ George B. Beitzel                                Director                  March 30, 2001
         -----------------------------------
         (George B. Beitzel)

         /s/ Richard L. Crandall                              Director                  March 30, 2001
         -----------------------------------
         (Richard L. Crandall)

         /s/ R. Keith Elliott                                 Director                  March 30, 2001
         -----------------------------------
         (R. Keith Elliott)

                                                              Director                  March 30, 2001
         -----------------------------------
         (Gale S. Fitzgerald)

         /s/ Darrell L. Jennings                              Director                  March 30, 2001
         -----------------------------------
         (Darrell L. Jennings)

         /s/ Randolph A. Marks                                Director                  March 30, 2001
         -----------------------------------
         (Randolph A. Marks)

                                  EXHIBIT INDEX

                                  -------------


                                                                                                        Page or

Exhibit               Description                                                                     (Reference)
-------               -----------                                                                     -----------
2.                    Plan of acquisition, reorganization, arrangement,                                   *
                      liquidation or succession.

3.       (a)          Restated Certificate of Incorporation of Registrant.                                (1)

         (b)          Restated By-laws of Registrant.                                                     17

4.       (a)          Specimen Common Stock Certificate.                                                  25

         (b)          Rights Agreement dated as of January 15, 1989, and                                  (1)
                      amendment dated June 28, 1989, between Registrant
                      and The First National Bank of Boston, as Rights Agent.

         (c)          Form of Rights Certificate.                                                         27

9.                    Voting Trust Agreement.                                                              *

10.      (a)          Non-Compete Agreement, dated as of March 1, 1984,                                   30
                      between Registrant and Randolph A. Marks.

         (b)          Stock Employee Compensation Trust Agreement, dated                                  33
                      May 3, 1994, between Registrant and Thomas R. Beecher,
                      Jr., as trustee.

         (c)          Demand Grid Note, dated October 29, 1997, between Registrant                        52
                      and Computer Task Group, Incorporated Stock Employee
                      Compensation Trust.

         (d)          Pledge Agreement, between the Registrant and Thomas R.                              55
                      Beecher, Jr., as Trustee of the Computer Task Group, Incorporated
                       Stock Employee Compensation Trust.

         (e)          Severance Compensation Agreement dated October 31, 1994, between                    (2)
                      Registrant and Gale S. Fitzgerald.

         (f)          Stock Purchase Agreement, dated as of February 25, 1981,                            (3)
                      between Registrant and Randolph A. Marks.

-------------------------------------------------------------------------------------------------------------------

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

         (3)          Filed as an Exhibit to the Registrant's Registration Statement
                      No. 2 - 71086 on Form S-7  filed on  February  27,  1981,  and incorporated herein by reference.

                            -------------


                                                                                                        Page or

Exhibit               Description                                                                     (Reference)
-------               -----------                                                                     -----------
10.      (g)          Description of Disability Insurance and Health                                      (4)
                      Arrangements for Executive Officers.

         (h)          Nondisclosure and Nonsolicitation Agreement, dated                                  59
                      July 1, 1993, between Registrant and Gale S. Fitzgerald.

         (i)          2000 Key Employee Compensation Plans.                                               (5)

         (j)          Management Stock Purchase Plan.                                                     63

         (k)          Computer Task Group, Incorporated Non-Qualified Key
                      Employee Deferred Compensation Plan                                                 66

         (l)          1991 Employee Stock Option Plan, as Amended                                         (6)

         (m)          1991 Restricted Stock Plan                                                          (6)

         (n)          Computer Task Group, Incorporated 2000 Equity Award Plan                            76

         (o)          Executive Supplemental Benefit Plan 1997 Restatement                                (7)

         (p)          Executive Compensation Plans and Arrangements.                                      93

         (q)          Change in Control Agreement, dated October 30, 2000, between                        94
                      the Registrant and Darrell L. Jennings

         (r)          Credit Agreement among Computer Task Group, Incorporated                            (8)
                      and The Chase Manhattan Bank, as administrative agent.

         (s)          Amendment to Credit Agreement among Computer Task Group, Incorporated              105
                      and The Chase Manhattan Bank, as administrative agent.

-------------------------------------------------------------------------------------------------------------------

         (4)          Filed as an Exhibit to Amendment No. 1 to Registration
                      Statement No. 2-71086 on Form S-7 filed on March 24, 1981, and incorporated herein by reference.

         (5) Included in the Registrant's definitive Proxy Statement dated April 9, 2001 on page 9 under the caption entitled
                      "Annual Cash Incentive Compensation," and incorporated herein by reference.

         (6)          Filed as an Exhibit to the Registrant's Annual Report on
                      Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

         (7) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 28, 1997, and incorporated herein by reference.

         (8)          Filed as an Exhibit to the Registrant's Annual Report on
                      Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.


                            -------------


Exhibit               Description                                                                     (Reference)
-------               -----------                                                                     -----------
11.                   Statement re:  computation of per share earnings                                      109

12.                   Statement re:  computation of ratios                                                  *

13.                   Annual Report to Shareholders                                                         110

16.                   Letter re:  change in certifying accountant.                                          *

18.                   Letter re:  change in accounting principles.                                          *

21.                   Subsidiaries of the Registrant.                                                       145

22.                   Published report regarding matters submitted to a vote                                *
                      of security holders.

23.                   Consent of experts and counsel.                                                       146

24.                   Power of Attorney.                                                                    *

28.                   Information from reports furnished to state insurance regulatory authorities          *

99.                   Additional exhibits.                                                                  *

-------------------------------------------------------------------------------------------------------------------

                                       E-3