Form 10-Q
period 2001-03-30
COMPUTER TASK GROUP INC
filed 2001-05-14
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2001



                          Commission file number 1-9410

                        COMPUTER TASK GROUP, INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         New York                                           16-0912632
-----------------------------                  ---------------------------------
  (State of incorporation)                     (IRS Employer Identification No.)


   800 Delaware Avenue, Buffalo, New York                   14209
--------------------------------------------   ---------------------------------
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

                                    Yes X No
                                    ----     ----
                  Number of shares of common stock outstanding:

                                             Shares outstanding
   Title of each class                       at March 30, 2001
-------------------------                    ------------------
 Common stock, par value
     $.01 per share                              20,870,014

                          PART I. FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS
                        COMPUTER TASK GROUP, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                        QUARTER ENDED
                                                                                       MARCH 30,   MARCH 31,
                                                                                         2001        2000
                                                                                       --------    --------
                                                                                      (amounts in thousands,
                                                                                      except per share data)


Revenue                                                                                $ 82,768    $ 95,995
Direct costs                                                                             59,188      69,516
Selling, general and administrative expenses                                             26,802      27,877
Restructuring charge                                                                       --         5,695
                                                                                       --------    --------
Operating loss                                                                           (3,222)     (7,093)
Interest and other income                                                                   271          50
Interest and other expense                                                                 (998)       (832)
                                                                                       --------    --------
Loss before income taxes                                                                 (3,949)     (7,875)
Benefit for income taxes                                                                 (2,569)     (3,104)
                                                                                       --------    --------
Net loss                                                                               $ (1,380)   $ (4,771)
                                                                                       ========    ========
Net loss per share:
    Basic                                                                              $  (0.08)   $  (0.30)
                                                                                       ========    ========
    Diluted                                                                            $  (0.08)   $  (0.30)
                                                                                       ========    ========
Weighted average shares outstanding:

    Basic and diluted                                                                    16,383      16,076




The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 30,     DECEMBER 31,
                                                                                     2001            2000
                                                                                -----------------------------
                                                                                  (Unaudited)        (Audited
                                                                                    (amounts in thousands)
ASSETS

-------------------------------------------------------------------------------------------------------------------
Current Assets:
     Cash and temporary cash investments                                        $   17,424       $     2,562
     Accounts receivable, net of allowances and reserves                            64,107            57,968
     Prepaids and other                                                              3,094             2,736
     Deferred income taxes                                                           2,769             2,799
-------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                     87,394            66,065

     Property and equipment, net of
        accumulated depreciation and amortization                                   12,916            13,784
     Acquired intangibles, net of accumulated amortization
        of $14,950 and $14,130, respectively                                        77,703            78,771
     Deferred income taxes                                                           3,117             3,095
     Other assets                                                                      614               652
-------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                         $  181,744       $   162,367
                                                                                ==========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------
Current Liabilities:
     Accounts payable                                                           $    9,152       $    12,563
     Accrued compensation                                                           22,789            26,121
     Income taxes payable                                                              730             3,806
     Advance billings on contracts                                                     299               642
     Other current liabilities                                                      11,651            10,389
-------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                                44,621            53,521

     Long-term debt                                                                 40,000             9,700
     Deferred compensation benefits                                                  9,675             9,642
     Other long-term liabilities                                                       699               711
-------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                        94,995            73,574

Shareholders' Equity:
     Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,017,824 shares issued                                    270               270
     Capital in excess of par value                                                111,629           111,564
     Retained earnings                                                              74,195            75,575
     Less: Treasury stock of 6,147,810 and 6,146,759 shares, at cost               (31,410)          (31,404)
           Stock Trusts of 4,451,931 and 4,507,903 shares, at cost                 (59,725)          (59,964)
     Other comprehensive income:
           Foreign currency adjustment                                              (7,368)           (6,406)
           Minimum pension liability adjustment                                       (842)             (842)
-------------------------------------------------------------------------------------------------------------------
                  Accumulated other comprehensive income                            (8,210)           (7,248)
-------------------------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                               86,749            88,793
-------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  181,744       $   162,367
                                                                                ==========       ===========



The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         QUARTER ENDED
                                                                                     MARCH 30,       MARCH 31,
                                                                                       2001             2000
                                                                                   ------------     ------------
                                                                                     (amounts in thousands)
Cash flows from operating activities:
  Net loss                                                                      $   (1,380)      $    (4,771)
  Adjustments:
    Depreciation expense                                                             1,178             1,159
    Amortization expense                                                               993             1,822
    Tax benefit on stock option exercises                                               27                54
    Decrease in deferred income taxes                                                    8                10
    Deferred compensation expense                                                       33                29
    Gain on sale of fixed assets                                                       (15)                -
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                                    (7,009)              439
      Increase in prepaids and other                                                  (377)             (829)
      Decrease in other assets                                                          38                19
      Decrease in accounts payable                                                  (3,171)             (324)
      Decrease in accrued compensation                                              (3,082)           (6,025)
      Decrease in income taxes payable                                              (2,859)           (3,938)
      Decrease in advance billings on contracts                                       (343)              (49)
      Increase in other current liabilities                                          1,398             1,268
      Decrease in other long-term liabilities                                          (12)              (23)
                                                                                -----------      ------------
Net cash used in operating activities                                              (14,573)          (11,159)
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                                                 (436)           (1,304)
  Proceeds from sales of fixed assets                                                   29                 -
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (407)           (1,304)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from long-term revolving debt, net                                       30,300            10,300
  Proceeds from Employee Stock Purchase Plan                                           153               255
  Purchase of stock for treasury                                                        (6)              (21)
  Proceeds from other stock plans                                                      124               530
                                                                                ----------       -----------
Net cash provided by financing activities                                           30,571            11,064
-------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and temporary cash investments                (729)             (354)
                                                                                -----------      ------------
Net increase (decrease) in cash and temporary cash investments                      14,862            (1,753)
Cash and temporary cash investments at beginning of quarter                          2,562            10,684
-------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of quarter                           $   17,424       $     8,931
                                                                                ==========       ===========




The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Financial Statements

         The consolidated financial statements included herein reflect, in the opinion of the management of Computer Task Group, Incorporated ("CTG" or "the Company"), all normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented.

2.       Basis of Presentation

         The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. Management believes that the information and disclosures provided herein are adequate to present fairly the consolidated financial position, results of operations and cash flows of the Company. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the SEC.

3.       Comprehensive Income

         At March 30, 2001, accumulated other comprehensive income totaled $(8,210,000), including an adjustment of $(962,000) related to foreign currency translation made in the first quarter of 2001.

4.       Debt

         As of April 2, 2001, the date of the filing of the Company's Form 10-K for the year ended December 31, 2000 with the Securities and Exchange Commission, the Company had received a commitment from its bank group for a new credit agreement, due in 2003, having an initial aggregate borrowing limit of $50 million. The new agreement contains provisions that will increase the aggregate borrowing limit to $65 million during 2001 upon the Company's achievement of certain financial conditions. As of May 11, 2001, the Company and its bank group have entered into the new agreement.

5.       Accounting Standards Pronouncements

         On January 1, 2001, the Company adopted the provisions of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and those of FAS No. 137 and No. 138, which deferred the effective date and amended FAS No. 133, respectively. These standards provide accounting and reporting guidelines for derivative instruments, including those embedded in other contracts, and for hedging activities. The Company evaluated each of these standards and compared the guidance provided to its current accounting practices, and determined the adoption of the standards had no effect on the consolidated financial condition and required minimal disclosure by the Company.

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                      FOR THE QUARTER ENDED MARCH 30, 2001

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

Results of Operations
---------------------

        To better understand the financial trends of the Company, the following table sets forth data as contained on the consolidated statements of operations, with the percentage information calculated as a percentage of consolidated revenues.

QUARTER ENDED:                                                    MARCH 30,                       MARCH 31,
                                                                    2001                            2000
                                                                    ----                            ----

Revenue                                                    100.0%        $82,768           100.0%       $95,995
Direct costs                                                71.5%         59,188            72.4%        69,516
Selling, general, and administrative expenses               32.4%         26,802            29.1%        27,877
Restructuring charge                                           - %             -             5.9%         5,695
---------------------------------------------------------------------------------------------------------------
Operating loss                                              (3.9)%        (3,222)           (7.4)%       (7,093)
Interest and other expense, net                             (0.9)%          (727)           (0.8)%         (782)
----------------------------------------------------------------------------------------------------------------
Loss before income taxes                                    (4.8)%        (3,949)           (8.2)%       (7,875)
Benefit for income taxes                                    (3.1)%        (2,569)           (3.2)%       (3,104)
----------------------------------------------------------------------------------------------------------------
Net loss                                                    (1.7)%       $(1,380)           (5.0)%      $(4,771)
                                                            ======        =======           ======      ========

                                       6

         CTG's first quarter 2001 revenue was $82.8 million, a decrease of 13.8 percent when compared to first quarter 2000 revenue of $96.0 million. The year over year revenue decrease is a result of the economic slowdown in the past year, which has negatively affected the purchase of IT services by companies worldwide. First quarter 2001 revenue was essentially unchanged, however, as compared to fourth quarter 2000 revenue of $83.4 million. This nominal sequential decline is a reflection of improvements the Company has made in its operations, including improving its fulfillment rate on client requirements, which largely offset the effects of the economic slowdown. North American revenue decreased by $8.1 million or 10.4 percent in 2001 as compared to 2000, while revenue from European operations decreased by $5.1 million, or 27.2 percent. The European revenue decline was primarily due to a helpdesk contract that ended in the second quarter of 2000.

         The 2000 to 2001 quarter-to-quarter revenue decline was impacted by the strengthening of the U.S. dollar as compared to the currencies of the Netherlands, Belgium, the United Kingdom, and Luxembourg. If there had been no change in these foreign currency exchanges rates from the first quarter of 2000 to 2001, total consolidated revenues would have been $1.0 million higher, resulting in a quarter-to-quarter consolidated revenue decline of 12.7 percent. This additional $1.0 million increase in revenue would have decreased the European revenue decline to 21.8 percent.

         In November 2000, the Company signed a new contract with IBM for three years as one of IBM's national technical service providers for the United States. In the first quarter of 2001, IBM continued to be the Company's largest customer, accounting for $23.6 million or 28.5 percent of total revenue as compared to $27.1 million or 28.2 percent of first quarter 2000 revenue. Although revenues from IBM have been constrained in 2001, CTG expects to continue to derive a significant portion of its revenue from IBM throughout the remainder of 2001 and in future years. While the decline in revenue from IBM has had an adverse effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the existence of the national contract, the diversity of the projects performed for IBM, and the number of locations and divisions involved.

         Direct costs, defined as costs for billable staff, were 71.5 percent of revenue in the first quarter of 2001 as compared to 72.4 percent of first quarter 2000 revenue. The decrease in direct costs as a percentage of revenue in 2001 as compared to 2000 is primarily due to a concerted effort by the Company to increase the utilization of its billable employees.

         Selling, general and administrative expenses were 32.4 percent of revenue in the first quarter of 2001 as compared to 29.1 percent of revenue in the first quarter of 2000. While selling, general and administrative expenses decreased year over year, the increase as a percentage of revenue from 2000 to 2001 is primarily due to the revenue decline discussed above, and a continued strategic investment in sales and marketing to aid in driving future revenue growth.

         In the first quarter of 2000, the Company recorded an after-tax restructuring charge of $3.8 million, or $0.23 per diluted share. On a pre-tax basis, the charge was $5.7 million, and consisted primarily of severance and related costs of $4.2 million for approximately 400 employees, costs associated with the consolidation of facilities of $0.7 million, and $0.8 million for other exit costs related to the restructuring plan. At March 31, 2000, approximately $3.7 million of the total charge of $5.7 million was included in other current liabilities on the consolidated balance sheet. As of March 30, 2001, the Company had completed its restructuring plan.

         The operating loss was 3.9 percent of revenue in 2001 compared to 7.4 percent of revenue in 2000. Without the restructuring charge in 2000, the operating loss would have been 1.5 percent. The year over year increase in the operating loss is primarily due to the factors discussed above in selling, general and administrative expenses. The operating loss from North American operations was $2.6 million, while European operations recorded an operating loss of $0.6 million.

         Interest and other expense, net was 0.9 percent of revenue in 2001 and
0.8 percent in 2000. The increase as a percentage of revenue from 2000 to 2001 was primarily due to the revenue decline discussed above.

         Loss before income taxes was 4.8 percent of revenue in the first quarter of 2001 as compared to 8.2 percent of revenue in 2000. Without the restructuring charge in 2000, the loss before income taxes would have been 2.3 percent. The benefit for income taxes was 65.1 percent in 2001 and 39.4 percent in 2000. The benefit rate in each year is calculated based upon the estimated tax rate (benefit) for the entire year.

         Net loss for the first quarter of 2001 was 1.7 percent of revenue or $(0.08) per diluted share, compared to a loss of 5.0 percent of revenue or $(0.30) per diluted share in 2000. Without the restructuring charge, the net loss in 2000 would have been 1.1 percent of revenue or $(0.06) per diluted share. Diluted earnings per share were calculated using 16.6 million and 16.3 million equivalent shares outstanding in 2001 and 2000, respectively.

Financial Condition
-------------------
         Cash used in operating activities was $14.6 million for the first quarter of 2001. The net loss totaled $1.4 million, and non-cash adjustments consisting primarily of depreciation and amortization expense totaled $2.2 million. Accounts receivable increased by $7.0 million as compared to December 31, 2000, as a result of slower accounts receivable turnover in the first quarter of 2001 as compared to the fourth quarter of 2000. Prepaid and other assets increased $0.4 million due to payments made in the first quarter of 2001 that will be amortized throughout the remainder of the year. Accounts payable decreased $3.2 million primarily due to the timing of certain payments. Accrued compensation decreased $3.1 million due to fewer total employees. Income taxes payable decreased $2.9 million due to the taxable loss incurred in 2000 and the first quarter of 2001.

         Net property and equipment decreased $0.9 million. Additions to property and equipment were $0.4 million, offset by depreciation expense of $1.2 million and $0.1 million of translation adjustments. The Company has no material commitments for capital expenditures at March 30, 2001.

         Financing activities provided $30.6 million of cash in the first quarter of 2001. Net proceeds from long-term revolving debt totaled $30.3 million. The Company received $0.2 million from employees for stock purchased under the Employee Stock Purchase Plan, and $0.1 million from other stock plans.

         The Company is authorized to repurchase a total of 3.4 million shares of its common stock for treasury and the Company's stock trusts. At March 30, 2001, approximately 3.2 million shares have been repurchased under the authorizations, leaving 0.2 million shares authorized for future purchases. No share purchases were made in 2001.

         The Company believes existing internally available funds, cash generated by operations, and available borrowings will be sufficient to meet foreseeable working capital, stock repurchase, and capital expenditure requirements and to allow for future internal growth and expansion.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is nominally exposed to market risk in the normal course of its business operations. The Company has $40.0 million of borrowings at March 30, 2001 under a revolving credit agreement, which expose the Company to risk of earnings or cash flow loss due to changes in market interest rates. Additionally, as the Company sells its services in North America and in Europe, financial results could be affected by weak economic conditions in those markets.

                           PART II. OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The annual meeting of shareholders was held on May 9, 2001, at the Company's Headquarters, 800 Delaware Avenue, Buffalo, New York at 10:00 a.m.

                  The Company submitted for shareholder approval the election of two Class I directors and one Class III director, and to approve and ratify the an amendment to the Company's First Employee Stock Purchase Plan to increase the number of shares of the Company's common stock authorized for purchase under such plan by 500,000 shares.

                  Election of Directors

                    - Two Class I directors (Randolph A. Marks and R. Keith
                      Elliott) and one Class III director (Darrell L. Jennings) were elected to hold office until the 2004 and 2003 annual meeting of shareholders, respectively, and until their successors are elected and qualified. The results of the voting are as follows:

                                                               Total Vote                   Total Vote
                           Director                               For                         Against
                           --------                          --------------               -----------

                           Randolph A. Marks (Class I)         17,114,748                    913,680

                           R. Keith Elliott  (Class I)         17,106,486                    921,943

                           Darrell L. Jennings (Class III)     17,171,024                    857,405

                    - The Class II directors of the Company, whose terms of
                      office extend until the 2002 annual meeting of shareholders and until their successors are elected and qualified, are George B. Beitzel and Richard L. Crandall.

                    - The other Class III director of the Company whose terms of office extends until the 2003 annual meeting of shareholders and until her successor is elected and qualified is Gale S. Fitzgerald.

                  Computer Task Group, Incorporated First Employee Stock Purchase Plan

                      Total Vote For                           15,761,498

                      Total Vote Against                        1,387,006

                      Total Votes Abstained                       879,924

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibit           Description                             Page
                  -------           -----------                             ----
                  11.               Statement re: computation of
                                    earnings per share                       12

                  Reports on Form 8-K

                  February 6, 2001 - Press release entitled "CTG Reports 2000 Financial Results"

                                  * * * * * * *



                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COMPUTER TASK GROUP, INCORPORATED



                               By: /s/   James R. Boldt
                                   ---------------------
                                   James R. Boldt
                                   Principal Accounting and
                                   Financial Officer

                                   Title:   Executive Vice President and
                                            Chief Financial Officer

Date:  May 14, 2001