Form 10-Q
period 2001-06-29
COMPUTER TASK GROUP INC
filed 2001-08-13
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2001



                          Commission file number 1-9410


                        COMPUTER TASK GROUP, INCORPORATED
             (Exact name of Registrant as specified in its charter)


              New York                                 16-0912632
----------------------------------------     ----------------------------------
      (State of incorporation)               (IRS Employer Identification No.)


800 Delaware Avenue, Buffalo, New York                     14209
----------------------------------------     ----------------------------------
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


                                 Yes [X] No [ ]


                  Number of shares of common stock outstanding:

                                                     Shares outstanding
    Title of each class                               at June 29, 2001
---------------------------                          ------------------
Common stock, par value
        $.01 per share                                   20,870,014

                          PART I. FINANCIAL INFORMATION

ITEM 1.                   CONDENSED FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE QUARTER ENDED       FOR THE TWO QUARTERS ENDED
                                                  JUNE 29,       JUNE 30,       JUNE 29,         JUNE 30,
                                                   2001           2000           2001             2000
                                                 ---------      ---------      ---------        ---------
Revenue                                          $  83,756      $  86,468      $ 166,524        $ 182,463

Direct costs                                        59,092         61,501        118,280          131,017

Selling, general and administrative expenses        23,225         27,169         50,027           55,046

Restructuring charge                                    --             --             --            5,695
                                                 ---------      ---------      ---------        ---------

Operating income (loss)                              1,439         (2,202)        (1,783)          (9,295)

Interest and other income                              134             79            405              129

Interest and other expense                          (1,540)          (753)        (2,538)          (1,585)
                                                 ---------      ---------      ---------        ---------

Income (loss) before income taxes                       33         (2,876)        (3,916)         (10,751)

Provision (benefit) for income taxes                 1,390         (2,024)        (1,179)          (5,128)
                                                 ---------      ---------      ---------        ---------

Net loss                                         $  (1,357)     $    (852)     $  (2,737)       $  (5,623)
                                                 =========      =========      =========        =========


Net loss per share:

     Basic and Diluted                           $   (0.08)     $   (0.05)     $   (0.17)       $   (0.35)
                                                 =========      =========      =========        =========


Weighted average shares outstanding:

     Basic and Diluted                              16,418         16,137         16,401           16,107


Cash dividend per share                          $    0.00      $    0.05      $    0.00        $    0.05


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                               JUNE 29,       DECEMBER 31,
                                                                                                 2001            2000
                                                                                              -----------     ------------
                                                                                              (Unaudited)      (Audited)
                                                                                                (amounts in thousands)
ASSETS
------------------------------------------------------------------------------------------------------------------------------------
Current Assets:
     Cash and temporary cash investments                                                       $   5,502      $   2,562
     Accounts receivable, net of allowances and reserves                                          68,485         57,968
     Prepaids and other                                                                            2,905          2,736
     Deferred income taxes                                                                         1,988          2,799
------------------------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                                   78,880         66,065

     Property and equipment, net of
        accumulated depreciation and amortization                                                 13,631         13,784
     Acquired intangibles, net of accumulated amortization
        of $15,865,000 and $14,130,000, respectively                                              76,679         78,771
     Deferred income taxes                                                                         3,016          3,095
     Other assets                                                                                  1,302            652
------------------------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                                        $ 173,508      $ 162,367
                                                                                               =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
     Accounts payable                                                                          $  10,436      $  12,563
     Accrued compensation                                                                         27,931         26,121
     Income taxes payable                                                                          2,507          3,806
     Advance billings on contracts                                                                   270            642
     Other current liabilities                                                                     7,317         10,389
------------------------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                                              48,461         53,521

     Long-term debt                                                                               28,920          9,700
     Deferred compensation benefits                                                                9,721          9,642
     Other long-term liabilities                                                                   1,222            711
------------------------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                                      88,324         73,574

Shareholders' Equity:
     Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,017,824 shares issued                                                  270            270
     Capital in excess of par value                                                              111,647        111,564
     Retained earnings                                                                            72,838         75,575
     Less: Treasury stock of 6,147,810 and 6,146,759 shares, at cost                             (31,410)       (31,404)
           Stock Trusts of 4,427,119 and 4,507,903 shares, at cost                               (59,619)       (59,964)
     Other comprehensive income:
           Foreign currency adjustment                                                            (7,700)        (6,406)
           Minimum pension liability adjustment                                                     (842)          (842)
------------------------------------------------------------------------------------------------------------------------------------
                  Accumulated other comprehensive income                                          (8,542)        (7,248)
------------------------------------------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                                             85,184         88,793
------------------------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 173,508      $ 162,367
                                                                                               =========      =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                      TWO QUARTERS ENDED
                                                                                                    JUNE 29,      JUNE 30,
                                                                                                      2001          2000
                                                                                                    --------      --------
                                                                                                    (amounts in thousands)
Cash flows from operating activities:
  Net loss                                                                                          $ (2,737)     $ (5,623)
  Adjustments:
    Depreciation expense                                                                               2,429         2,391
    Amortization expense                                                                               1,988         2,826
    Deferred income taxes                                                                                890           270
    Tax benefit from stock option exercises                                                               27            54
    Loss on sales or disposals of fixed assets                                                            32            33
    Deferred compensation expense (forfeitures)                                                           79           (31)
    Changes in assets and liabilities,
        net of assets acquired and liabilities assumed:
      (Increase) decrease in accounts receivable                                                     (11,734)       16,310
      Increase in prepaids and other                                                                    (198)         (846)
      (Increase) decrease in other assets                                                               (650)           82
      Increase (decrease) in accounts payable                                                         (1,779)          525
      Increase (decrease) in accrued compensation                                                      2,146        (3,703)
      Decrease in income taxes payable                                                                (1,040)       (6,840)
      Decrease in advance billings on contracts                                                         (372)         (118)
      Increase (decrease) in other current liabilities                                                (2,893)        1,407
      Increase (decrease) in other long-term liabilities                                                 511           (44)
                                                                                                    --------      --------

Net cash provided by (used in) operating activities                                                  (13,301)        6,693
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                                                                 (2,506)       (3,138)
  Proceeds from sales of fixed assets                                                                     35             8
------------------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                                 (2,471)       (3,130)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from (payments on) long-term revolving debt, net                                           19,220       (10,015)
  Proceeds from Employee Stock Purchase Plan                                                             277           416
  Purchase of stock for treasury                                                                          (6)          (21)
  Proceeds from other stock plans                                                                        124           811
  Dividends paid                                                                                          --          (810)
                                                                                                    --------      --------

Net cash provided by (used in) financing activities                                                   19,615        (9,619)
------------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and temporary cash investments                                  (903)         (345)
                                                                                                    --------      --------
Net increase (decrease) in cash and temporary cash investments                                         2,940        (6,401)
Cash and temporary cash investments at beginning of year                                               2,562        10,684
------------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of quarter                                               $  5,502      $  4,283
                                                                                                    ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Financial Statements

         The condensed consolidated financial statements included herein reflect, in the opinion of the management of Computer Task Group, Incorporated ("CTG" or "the Company"), all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

2.       Basis of Presentation

         The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. Management believes that the information and disclosures provided herein are adequate to present fairly the financial position, results of operations and cash flows of the Company. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the SEC.

3.       Comprehensive Income

         At June 29, 2001, accumulated other comprehensive income totaled $(8,542,000), including an adjustment of $(332,000) related to foreign currency translation made in the second quarter of 2001.

4.       Debt

         As of April 2, 2001, the date of the filing of the Company's Form 10-K for the year ended December 31, 2000 with the Securities and Exchange Commission, the Company had received a commitment from its bank group for a new credit agreement, due in 2003, having an initial aggregate borrowing limit of $50 million, and totaling $55 million at June 29, 2001. The new agreement has interest rates similar to the previous agreement, and provides certain of the Company's assets as security for outstanding borrowings. The new agreement also contains provisions that will increase the aggregate borrowing limit to $65 million during 2001 upon the Company's achievement of certain financial conditions. On May 11, 2001, the Company and its bank group entered into the new agreement.

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

         In July 2001, the FASB issued FAS No. 141, "Business Combinations", and FAS No. 142, "Goodwill and Other Intangible Assets". These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. FAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it clarifies the criteria for recognition of intangible assets apart from goodwill. This statement is effective for business combinations completed after June 30, 2001.

         FAS No. 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates a review, at least annually, for impairment. Intangible assets with a determinable useful life will continue to be amortized over their useful lives. FAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets existing prior to July 1, 2001 will be affected when the Company adopts the statement. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              FOR THE QUARTER AND TWO QUARTERS ENDED JUNE 29, 2001


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

Results of Operations

         To better understand the financial trends of the Company, the following tables set forth data as contained on the consolidated statements of operations, with the percentage information calculated as a percentage of consolidated revenues.


FOR THE QUARTER ENDED:                                                       JUNE 29,                            JUNE 30,
                                                                               2001                                2000
                                                                               ----                                ----
Revenue                                                                100.0%         $ 83,756            100.0%         $ 86,468
Direct costs                                                            70.6%           59,092             71.1%           61,501
Selling, general, and administrative expenses                           27.7%           23,225             31.4%           27,169
------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                  1.7%            1,439             (2.5)%          (2,202)
Interest and other expense, net                                         (1.7)%          (1,406)            (0.8)%            (674)
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                        0.0%               33             (3.3)%          (2,876)
Provision (benefit) for income taxes                                     1.7%            1,390             (2.3)%          (2,024)
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                (1.7)%        $ (1,357)            (1.0)%        $   (852)
                                                                    ========          ========         ========          ========

FOR THE TWO QUARTERS ENDED:                                                  JUNE 29,                            JUNE 30,
                                                                               2001                                2000
                                                                               ----                                ----
Revenue                                                               100.0%         $ 166,524             100.0%         $ 182,463
Direct costs                                                           71.0%           118,280              71.8%           131,017
Selling, general, and administrative expenses                          30.1%            50,027              30.2%            55,046
Restructuring charge                                                    0.0%                --               3.1%             5,695
------------------------------------------------------------------------------------------------------------------------------------
Operating loss                                                         (1.1)%           (1,783)             (5.1)%           (9,295)
Interest and other expense, net                                        (1.3)%           (2,133)             (0.8)%           (1,456)
------------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                               (2.4)%           (3,916)             (5.9)%          (10,751)
Benefit for income taxes                                               (0.7)%           (1,179)             (2.8)%           (5,128)
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                               (1.7)%        $  (2,737)             (3.1)%        $  (5,623)
                                                                  =========          =========         =========          =========

CTG's second quarter 2001 revenue was $83.8 million, a decrease of 3.1 percent when compared to second quarter 2000 revenue of $86.5 million, while year-to-date 2001 revenues were $166.5 million, a decrease of 8.8 percent when compared to year-to-date 2000 revenues of $182.5 million. The year over year revenue decrease in both the second quarter and the year-to-date period is a result of the economic slowdown in the past year, which has negatively affected the purchase of IT services by companies worldwide. Second quarter 2001 revenue was 1.2 percent higher, however, than first quarter 2001 revenue of $82.8 million. This sequential revenue increase is a reflection of improvements the Company has made in its operations, including improving its fulfillment rate on client requirements, which have largely offset the effects of the economic slowdown. The Company anticipates the slowdown to continue through the 2001 third quarter, and may continue through all of 2001. North American revenue decreased by $7.2 million or 4.9 percent in the year-to-date 2001 period as compared to 2000, while revenue from European operations decreased by $8.8 million, or 25.5 percent in the same time period. The European revenue decline is primarily due to a helpdesk contract that ended in the second quarter of 2000.

         The 2000 to 2001 quarter-to-quarter and year-to-date revenue decline was impacted by the strengthening of the U.S. dollar as compared to the currencies of the Netherlands, Belgium, the United Kingdom, and Luxembourg. If there had been no change in these foreign currency exchanges rates from the second quarter of 2000 to 2001, total consolidated revenues would have been $0.8 million higher, resulting in a quarter-to-quarter consolidated revenue decline of 2.2 percent. If there had been no change in these foreign currency exchange rates for the year-to-date 2001 period as compared to the 2000 year-to-date period, total consolidated revenues would have been $1.8 million higher, resulting in a year-to-date revenue decline of 7.8 percent. This additional $1.8 million increase in revenue would have decreased the European revenue decline in 2001 from 2000 to 20.3 percent.

         In November 2000, the Company signed a new contract with IBM for three years as one of IBM's national technical service providers for the United States. In the second quarter of 2001, IBM continued to be the Company's largest customer, accounting for $22.1 million or 26.4 percent of total revenue as compared to $24.1 million or 27.9 percent of second quarter 2000 revenue. For the 2001 year-to-date period, IBM revenues have totaled $45.7 million or 27.4 percent of revenue, as compared to $51.1 million or 28.0 percent of revenue in the year-to-date 2000 period. Although revenues from IBM have been constrained in 2001, CTG expects to continue to derive a significant portion of its revenue from IBM throughout the remainder of 2001 and in future years. While the decline in revenue from IBM has had an adverse effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the existence of the national contract, the diversity of the projects performed for IBM, and the number of locations and divisions involved.

         Direct costs, defined as costs for billable staff, were 70.6 percent of revenue in the second quarter of 2001 as compared to 71.1 percent of second quarter 2000 revenue, and 71.0 percent of the 2001 year-to-date revenue as compared to 71.8 percent of the 2000 year-to-date revenue. The decrease in direct costs as a percentage of revenue in 2001 as compared to 2000 is primarily due an increase in the utilization of its billable employees.

         Selling, general and administrative expenses were 27.7 percent of revenue in the second quarter of 2001 as compared to 31.4 percent of second quarter 2000 revenue, and 30.1 percent of the 2001 year-to-date revenue as compared to 30.2 percent of the 2000 year-to-date revenue. The percentage decline in selling, general and administrative expense from the second quarter of 2000 to the second quarter of 2001 is due to the Company implementing expense reductions during the quarter to better align CTG's cost structure with current revenue levels. While selling, general and administrative expenses decreased 9.1 percent year over year, there was only a slight decrease as a percentage of revenue from 2000 to 2001 due to the revenue decline discussed above.

         In the first quarter of 2000, the Company recorded a restructuring charge of $5.7 million, which consisted primarily of severance and related costs of $4.2 million for approximately 400 employees, costs associated with the consolidation of facilities of $0.7 million, and $0.8 million for other exit costs related to the restructuring plan. On an after-tax basis, the charge was $3.8 million, or $0.23 per diluted share. At June 30, 2000, approximately $3.1 million of the total charge of $5.7 million was included in other current liabilities on the consolidated balance sheet. The Company completed its restructuring plan as of March 30, 2001.

         Operating income (loss) was 1.7 percent of revenue in the second quarter of 2001 as compared to (2.5) percent of second quarter 2000 revenue, and (1.1) percent of 2001 year-to-date revenue as compared to (5.1) percent of 2000 year-to-date revenue. Without the restructuring charge in 2000, the operating loss would have been (2.0) percent for the year-to-date period. The second quarter year over year increase from an operating loss in 2000 to operating income in 2001 is primarily due to the factors discussed above in selling, general and administrative expenses. Operating income (loss) from North American operations was $1.9 million in the 2001 second quarter, and $(0.7) million in the 2001 year-to-date period, while European operations recorded an operating loss of $(0.5) million in the 2001 second quarter, and $(1.1) million in the 2001 year-to-date period.

         Interest and other expense, net was 1.3 percent of revenue in 2001 and
0.8 percent in 2000. The increase as a percentage of revenue from 2000 to 2001 is primarily due to an increase in interest expense related to outstanding long-term debt and the revenue decline discussed above.

         Income (loss) before income taxes was 0 percent of revenue in the second quarter of 2001 as compared to (3.3) percent of revenue in 2000, and (2.4) percent of 2001 year-to-date revenue as compared to (5.9) percent of 2000 year-to-date revenue. Without the restructuring charge in 2000, the loss before income taxes would have been 2.8 percent. The benefit for income taxes was 30.1 percent in 2001 and 47.7 percent in 2000. The benefit rate in each quarter is calculated based upon the estimated tax (benefit) rate for the entire year, and is adjusted each quarter as needed.

         The net loss for the 2001 year-to-date period was 1.7 percent of revenue or $(0.17) per diluted share, compared to a loss of 3.1 percent of revenue or $(0.35) per diluted share in 2000. Without the restructuring charge, the net loss in 2000 would have been $(0.12) per diluted share. Diluted earnings per share were calculated using 16.4 million and 16.1 million equivalent shares outstanding in 2001 and 2000, respectively.

Financial Condition

         Cash used in operating activities was $13.3 million for the year-to-date 2001 period. The net loss totaled $2.7 million, and non-cash adjustments consisting primarily of depreciation and amortization expense and deferred taxes totaled $5.4 million. Accounts receivable increased by $11.7 million as compared to December 31, 2000, as a result of slower accounts receivable turnover in the second quarter of 2001 as compared to the fourth quarter of 2000. Accounts payable and other current liabilities decreased $1.8 and $2.9 million, respectively, primarily due to the timing of certain payments. Accrued compensation increased $2.1 due to the timing of the US biweekly payroll, offset by fewer total employees. Income taxes payable decreased $1.0 million due to the taxable loss incurred in 2001.

         Net property and equipment decreased $0.2 million. Additions to property and equipment were $2.5 million, offset by depreciation expense of $2.4 million and $0.3 million of translation adjustments. The Company has no material commitments for capital expenditures at June 29, 2001.

         Financing activities provided $19.6 million of cash in 2001. Net proceeds from long-term revolving debt totaled $19.2 million. The Company received $0.3 million from employees for stock purchased under the Employee Stock Purchase Plan, and $0.1 million from other stock plans.

         The Company is authorized to repurchase a total of 3.4 million shares of its common stock for treasury and the Company's stock trusts. At June 29, 2001, approximately 3.2 million shares have been repurchased under the authorizations, leaving 0.2 million shares authorized for future purchases. No share purchases have been made in 2001.

         The Company believes existing internally available funds, cash generated by operations, and available borrowings will be sufficient to meet foreseeable working capital, stock repurchase, and capital expenditure requirements and to allow for future internal growth and expansion.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is nominally exposed to market risk in the normal course of its business operations. The Company has $28.9 million of borrowings at June 29, 2001, primarily under a revolving credit agreement, which exposes the Company to risk of earnings or cash flow loss due to changes in market interest rates. Additionally, as the Company sells its services in North America and in Europe, financial results could be affected by weak economic conditions in those markets.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibit           Description                                                            Page
                  10.               Credit Agreement by and among Computer Task Group,
                                    Incorporated and The Chase Manhattan Bank

                  11.               Statement re: computation of earnings per share


                  Reports on Form 8-K

     Date         Description

April 12, 2001    Press release entitled "CTG Announces 2001 First Quarter
                  Conference Call Information"

June 25, 2001     Press release entitled "James R. Boldt Named President of CTG,
                  Boldt Also Appointed to CTG Board of Directors"


                                  * * * * * * *


                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMPUTER TASK GROUP, INCORPORATED



                                By: /s/   James R. Boldt
                                    -----------------------------------------
                                    James R. Boldt
                                    Principal Accounting and
                                    Financial Officer


                                    Title:  President, Chief Executive
                                            Officer and Chief Financial Officer




Date:  August 13, 2001