Form 10-Q
period 2001-09-28
COMPUTER TASK GROUP INC
filed 2001-11-13
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2001



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


                                    Yes  X       No
                                        ---

                        Number of shares of common stock outstanding:

                                                        Shares outstanding
              Title of each class                     at September 28, 2001
              -------------------                     ----------------------
          Common stock, par value
                  $.01 per share                             20,870,014

                          PART I. FINANCIAL INFORMATION

ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         For the Quarter Ended           For the Three Quarters Ended
                                                      Sept. 28,         Sept. 29,        Sept. 28,         Sept. 29,
                                                         2001              2000             2001              2000
                                                     ------------      ------------     ------------      ------------
                                                                   (amounts in thousands, except per share data)
Revenue                                              $    75,065       $   79,842       $   241,589       $  262,305

Direct costs                                              52,723           55,190           171,003          186,207

Selling, general and administrative expenses              21,275           23,630            71,302           78,676

Restructuring charge (credit)                                  -           (1,538)                -            4,157
                                                     -----------       -----------      -----------       ----------

Operating income (loss)                                    1,067            2,560              (716)          (6,735)

Interest and other income                                    150              131               555              260

Interest and other expense                                  (958)            (897)           (3,496)          (2,482)
                                                     ------------      -----------      ------------      -----------

Income (loss) before income taxes                            259            1,794            (3,657)          (8,957)

Provision (benefit) for income taxes                          77            2,003            (1,102)          (3,125)
                                                     -----------       ----------       ------------      -----------

Net income (loss)                                    $       182       $     (209)      $    (2,555)      $   (5,832)
                                                     ===========       ===========      ============      ===========

Net income (loss) per share:
      Basic and diluted                              $     0.01        $    (0.01)      $    (0.16)       $    (0.36)
                                                     ==========        ===========      ===========       ===========

Weighted average shares outstanding:
      Basic and diluted                                   16,443           16,207            16,415           16,140











The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   SEPT. 28,     DECEMBER 31,
                                                                                     2001            2000
                                                                                ---------------------------------
                                                                                        (amounts in thousands)
ASSETS
Current Assets:
      Cash and temporary cash investments                                       $    6,586       $     2,562
      Accounts receivable, net of allowances and reserves                           60,562            57,968
      Prepaids and other                                                             2,047             2,736
      Deferred income taxes                                                          1,572             2,799
-----------------------------------------------------------------------------------------------------------------
                Total current assets                                                70,767            66,065
      Property and equipment, net of
           accumulated depreciation and amortization                                13,415            13,784
      Acquired intangibles, net of accumulated
           amortization of $17,045,000 and $14,130,000, respectively                75,758            78,771
      Deferred income taxes                                                          2,776             3,095
      Other assets                                                                     710               652
-----------------------------------------------------------------------------------------------------------------
                Total assets                                                    $  163,426       $   162,367
                                                                                ==========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                          $    9,059       $    12,563
      Accrued compensation                                                          23,134            26,121
      Income taxes payable                                                           3,133             3,806
      Advance billings on contracts                                                    444               642
      Other current liabilities                                                      7,429            10,389
-----------------------------------------------------------------------------------------------------------------
                Total current liabilities                                           43,199            53,521
      Long-term debt                                                                23,508             9,700
      Deferred compensation benefits                                                 9,691             9,642
      Other long-term liabilities                                                      537               711
-----------------------------------------------------------------------------------------------------------------
                Total liabilities                                                   76,935            73,574

Shareholders' Equity:
Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,017,824 shares issued                                    270               270
      Capital in excess of par value                                               111,569           111,564
      Retained earnings                                                             73,020            75,575
      Less: Treasury stock of 6,147,810 and 6,146,759 shares, at cost              (31,410)          (31,404)
               Stock Trusts of 4,377,350 and 4,507,903 shares, at cost             (59,407)          (59,964)
      Accumulated other comprehensive income:
               Foreign currency adjustment                                          (6,709)           (6,406)
               Minimum pension liability adjustment                                   (842)             (842)
-----------------------------------------------------------------------------------------------------------------
                     Accumulated other comprehensive income                         (7,551)           (7,248)
-----------------------------------------------------------------------------------------------------------------
                Total shareholders' equity                                          86,491            88,793
-----------------------------------------------------------------------------------------------------------------

                Total liabilities and shareholders' equity                      $  163,426       $   162,367
                                                                                ==========       ===========





The accompanying notes are an integral part of these consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   THREE QUARTERS ENDED
                                                                                 SEPT. 28,            SEPT. 29,
                                                                                    2001                2000
                                                                                -------------       -------------
                                                                                     (amounts in thousands)
Cash flows from operating activities:
  Net loss                                                                      $   (2,555)      $    (5,832)
  Adjustments:
    Depreciation expense                                                             3,546             3,493
    Amortization expense                                                             2,981             3,827
    Deferred income taxes                                                            1,546               314
    Tax benefit from stock option exercises                                             27                68
    Loss on sales or disposals of fixed assets                                          71                33
    Deferred compensation expense (forfeitures)                                         49              (267)
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                                    (2,982)           18,798
      Decrease in prepaids and other                                                   698               422
      Increase in other assets                                                         (58)             (222)
      Increase (decrease) in accounts payable                                       (3,410)            1,379
      Decrease in accrued compensation                                              (2,947)           (6,954)
      Decrease in income taxes payable                                                (625)           (6,310)
      Decrease in advance billings on contracts                                       (198)             (151)
      Decrease in other current liabilities                                         (2,952)             (334)
      Decrease in other long-term liabilities                                         (174)              (62)
                                                                                ----------       -----------

Net cash provided by (used in) operating activities                                 (6,983)            8,202
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                                               (3,324)           (4,229)
  Proceeds from sales of fixed assets                                                   56                20
-----------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                               (3,268)           (4,209)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from (payments on) long-term revolving debt, net                         13,808            (7,830)
  Proceeds from Employee Stock Purchase Plan                                           411               578
  Purchase of stock for treasury                                                        (6)             (125)
  Proceeds from other stock plans                                                      124             1,205
  Dividends paid                                                                         -              (810)
                                                                                ----------       -----------

Net cash provided by (used in) financing activities                                 14,337            (6,982)
-----------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and temporary cash investments                 (62)           (1,024)
                                                                                -----------      -----------
Net increase (decrease) in cash and temporary cash investments                       4,024            (4,013)
Cash and temporary cash investments at beginning of year                             2,562            10,684
-----------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of quarter                           $    6,586       $     6,671
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

3.       Comprehensive Income

         Accumulated other comprehensive income totaled $(7,551,000) and $(7,248,000) at September 28, 2001 and September 29, 2000, respectively. These balances included adjustments of $991,000 and $(1,165,000) related to foreign currency translation made in the third quarter of 2001 and 2000, respectively, and adjustments of $(303,000) and $(2,264,000) related to foreign currency translation in made in the nine month periods ended September 28, 2001 and September 29, 2000, respectively.

4.       Debt

         On May 11, 2001, the Company and its bank group entered into a new credit agreement. The new agreement has interest rates similar to the previous agreement, and provides certain of the Company's assets as security for outstanding borrowings. At September 28, 2001, the borrowing limit under the agreement was $64.9 million.

5.       Accounting Standards Pronouncements

         On January 1, 2001, the Company adopted the provisions of Financial Accounting Standard (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and those of FAS No. 137 and No. 138, which deferred the effective date and amended FAS No. 133, respectively. These standards provide accounting and reporting guidelines for derivative instruments, including those embedded in other contracts, and for hedging activities. The Company evaluated each of these standards and compared the guidance provided to its current accounting practices, and determined the adoption of the standards had no effect on the consolidated financial condition and required minimal disclosure by the Company.

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

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
           FOR THE QUARTER AND THREE QUARTERS ENDED SEPTEMBER 28, 2001




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


                                                                September 28,                   September 29,
For the quarter ended:                                              2001                            2000
                                                          ----------------------         -----------------------

Revenue                                                    100.0%        $75,065           100.0%       $79,842

Direct costs                                                70.2%         52,723            69.1%        55,190

Selling, general, and administrative expenses               28.4%         21,275            29.6%        23,630

Restructuring charge (credit)                                0.0%             -             (1.9)%       (1,538)
-------------------------------------------------------------------------------------------------------------------

Operating income                                             1.4%          1,067             3.2%         2,560

Interest and other expense, net                              1.1%           (808)            1.0%          (766)
-------------------------------------------------------------------------------------------------------------------

Income before income taxes                                   0.3%            259             2.2%         1,794

Provision for income taxes                                   0.1%             77             2.5%         2,003
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                                            0.2%       $    182            (0.3)%      $  (209)
                                                          =======       ========         =========      ========

                                                               September 28,               September 29,
For the three quarter's ended:                                    2001                           2000
                                                          ----------------------        -----------------------

Revenue                                                    100.0%       $241,589           100.0%      $262,305

Direct costs                                                70.8%        171,003            71.0%       186,207

Selling, general, and administrative expenses               29.5%         71,302            30.0%        78,676

Restructuring charge                                         0.0%              -             1.6%         4,157
------------------------------------------------------------------------------------------------------------------

Operating loss                                              (0.3)%          (716)           (2.6)%       (6,735)

Interest and other expense, net                             (1.2)%        (2,941)           (0.8)%       (2,222)
------------------------------------------------------------------------------------------------------------------

Loss before income taxes                                    (1.5)%        (3,657)           (3.4)%       (8,957)

Benefit for income taxes                                    (0.4)%        (1,102)           (1.2)%       (3,125)
------------------------------------------------------------------------------------------------------------------

Net loss                                                    (1.1)%      $ (2,555)           (2.2)%     $ (5,832)
                                                         =========    ===========        =========    ==========

         CTG's third quarter 2001 revenue was $75.1 million, a decrease of 5.9 percent when compared to third quarter 2000 revenue of $79.8 million, while year-to-date 2001 revenues were $241.6 million, a decrease of 7.9 percent when compared to year-to-date 2000 revenues of $262.3 million. The year over year revenue decrease in both the third quarter and the year-to-date period is a result of the continued economic slowdown in the current year, which has negatively affected the purchase of IT services by companies worldwide. The Company anticipates the slowdown to continue through the 2001 fourth quarter, and may also continue into 2002. North American revenue decreased by $9.0 million or 4.2 percent in the year-to-date 2001 period as compared to 2000, while revenue from European operations decreased by $11.7 million, or 24.4 percent in the same time period. The European revenue decline is primarily due to a helpdesk contract that ended in the second quarter of 2000, and the economic slowdown noted above.

         The 2000 to 2001 quarter-to-quarter and year-to-date revenue decline was slightly impacted by the strengthening of the U.S. dollar as compared to the currencies of the Netherlands, Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate. If there had been no change in these foreign currency exchanges rates from the third quarter of 2000 to 2001, total consolidated revenues would have been $0.2 million higher, resulting in a quarter-to-quarter consolidated revenue decline of 5.6 percent. If there had been no change in these foreign currency exchange rates for the year-to-date 2001 period as compared to the 2000 year-to-date period, total consolidated revenues would have been $2.1 million higher, resulting in a year-to-date revenue decline of 7.1 percent. This additional $2.1 million increase in revenue would have decreased the European revenue decline in 2001 from 2000 to 20.0 percent.

         In November 2000, the Company signed a new contract with IBM for three years as one of IBM's national technical service providers for the United States. In the third quarter of 2001, IBM continued to be the Company's largest customer, accounting for $17.1 million or 22.8 percent of total revenue as compared to $22.2 million or 27.8 percent of third quarter 2000 revenue. For the 2001 year-to-date period, IBM revenues have totaled $62.8 million or 26.0 percent of revenue, as compared to $73.3 million or 27.9 percent of revenue in the year-to-date 2000 period. Although revenues from IBM have been constrained in 2001, CTG expects to continue to derive a significant portion of its revenue from IBM throughout the fourth quarter of 2001 and in future years. While the decline in revenue from IBM has had a negative effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the existence of the national contract, the diversity of the projects performed for IBM, and the number of locations and divisions involved.

         Direct costs, defined as costs for billable staff, were 70.2 percent of revenue in the third quarter of 2001 as compared to 69.1 percent of third quarter 2000 revenue, and 70.8 percent of the 2001 year-to-date revenue as compared to 71.0 percent of the 2000 year-to-date revenue. For the year-to-date 2001 period as compared to the year-to-date 2000 period, the Company has been able to maintain its direct costs to revenue percentage primarily due to an increase in the utilization of its billable employees.

         Selling, general and administrative expenses were 28.4 percent of revenue in the third quarter of 2001 as compared to 29.6 percent of third quarter 2000 revenue, and 29.5 percent of the 2001 year-to-date revenue as compared to 30.0 percent of the 2000 year-to-date revenue. The percentage decline in selling, general and administrative expense from the third quarter of 2000 to the third quarter of 2001 is due to the Company implementing expense reductions to better align CTG's cost structure with current revenue levels. While year-to-date selling, general and administrative expenses decreased 9.4 percent year over year, there was only a slight decrease as a percentage of revenue from 2000 to 2001 due to the revenue decline discussed above.

         In the first quarter of 2000, the Company recorded a restructuring charge of $5.7 million, which consisted primarily of severance and related costs of $4.2 million for approximately 400 employees, costs associated with the consolidation of facilities of $0.7 million, and $0.8 million for other exit costs related to the restructuring plan. On an after-tax basis, the charge was $3.8 million, or $0.23 per diluted share. At September 29, 2000, approximately $0.7 million of the total charge of $5.7 million was included in other current liabilities on the consolidated balance sheet. The Company completed its restructuring plan as of March 30, 2001.

         Operating income (loss) was 1.4 percent of revenue in the third quarter of 2001 as compared to 3.2 percent of third quarter 2000 revenue, and (0.3) percent of 2001 year-to-date revenue as compared to (2.6) percent of 2000 year-to-date revenue. Included in operating income in the third quarter of 2000 was a restructuring credit of $1.5 million. Without this credit, the 2000 third quarter operating income would have been 1.3 percent. Without the restructuring charge in the year-to-date 2000 period, the operating loss would have been (1.0) percent. Operating income from North American operations was $1.8 million in the 2001 third quarter, and $1.1 million in the 2001 year-to-date period, while European operations recorded operating losses of $(0.7) million in the 2001 third quarter, and $(1.8) million in the 2001 year-to-date period.

         Interest and other expense, net was 1.2 percent of revenue in the year-to-date 2001 period and 0.8 percent in the comparable 2000 period. The increase as a percentage of revenue from 2000 to 2001 is primarily due to an increase in interest expense related to outstanding long-term debt and the revenue decline discussed above. The benefit rate for income taxes was 30.1 percent in 2001 and 34.9 percent in 2000. The benefit rate in each quarter is calculated based upon the estimated tax (benefit) rate for the entire year, and is adjusted each quarter as needed.

         The net loss for the 2001 year-to-date period was (1.1) percent of revenue or $(0.16) per diluted share, compared to a loss of (2.2) percent of revenue or $(0.36) per diluted share in 2000. Without the restructuring charge, the net loss in 2000 would have been $(0.18) per diluted share. Diluted earnings per share were calculated using 16.4 million and 16.1 million equivalent shares outstanding in 2001 and 2000, respectively.

Financial Condition

         Cash used in operating activities was $7.0 million for the year-to-date 2001 period. The net loss totaled $2.6 million, and non-cash adjustments consisting primarily of depreciation and amortization expense and deferred taxes totaled $8.1 million. Accounts receivable increased by $3.0 million as compared to December 31, 2000, as a result of slower accounts receivable turnover, offset by a decrease in revenue, in the third quarter of 2001 as compared to the fourth quarter of 2000. Accounts payable and other current liabilities decreased $3.4 and $3.0 million, respectively, primarily due to the timing of certain payments. Accrued compensation decreased $2.9 million due to fewer total employees. Income taxes payable decreased $0.6 million due to the taxable loss incurred in 2001.

         Net property and equipment decreased $0.4 million. Additions to property and equipment were $3.3 million, offset by depreciation expense of $3.5 million and $0.2 million of translation adjustments. The Company has no material commitments for capital expenditures at September 28, 2001.

         Financing activities provided $14.3 million of cash in 2001. Net proceeds from long-term revolving debt totaled $13.8 million. The Company received $0.4 million from employees for stock purchased under the Employee Stock Purchase Plan, and $0.1 million from other stock plans.

         The Company is authorized to repurchase a total of 3.4 million shares of its common stock for treasury and the Company's stock trusts. As of September 28, 2001, approximately 3.2 million shares have been repurchased under the authorizations, leaving 0.2 million shares authorized for future purchases. No share purchases have been made in 2001.

         The Company believes existing internally available funds, cash generated by operations, and available borrowings will be sufficient to meet foreseeable working capital, stock repurchase, and capital expenditure requirements and to allow for future internal growth and expansion.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is nominally exposed to market risk in the normal course of its business operations. The Company has $23.5 million of borrowings at September 28, 2001, primarily under a revolving credit agreement, which exposes the Company to risk of earnings or cash flow loss due to negative changes in market interest rates. Additionally, as the Company sells its services in North America and in Europe, financial results could be affected by weak economic conditions in those markets.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibit           Description                                                           Page
                  -------           -----------                                                           ----

                  11.               Statement re: computation of earnings per share                         13

                  Reports on Form 8-K

                       Date                 Description
                       ----                 -----------

                  July 12, 2001     Press release entitled "CTG Announces 2001 Second Quarter Conference Call Information and
                                    Comments on Expected Results."

                  July 16, 2001     Press release entitled "CTG Reports 2001 Second Quarter Results," and second press release entitled "CTG Appoints Randolph A. Marks Chairman and James R. Boldt Chief Executive Officer."


                                  * * * * * * *



                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   COMPUTER TASK GROUP, INCORPORATED



                                   By:      /s/   Gregory M. Dearlove
                                            ------------------------------------
                                            Gregory M. Dearlove
                                            Principal Accounting and
                                            Financial Officer


                                            Title:  Vice President and Chief
                                                      Financial Officer




Date:  November 9, 2001