Form 10-K405
period 2001-12-31
COMPUTER TASK GROUP INC
filed 2002-03-22
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       (Mark One)

         x           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        ---          SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 2001 OR

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        ---          SECURITIES EXCHANGE ACT OF 1934
                     For the Transition period from _______ to _______

                           Commission File No. 1-9410

                        COMPUTER TASK GROUP, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      State of New York                                  16-0912632
----------------------------------          ------------------------------------
   (State of incorporation)                  (I.R.S.Employer Identification No.)


800 Delaware Avenue, Buffalo, New York                   14209
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

                                               (716) 882-8000
                             ---------------------------------------------------
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

                                                   YES  X  NO
                                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's voting stock held by non-affiliates at March 15, 2002 was $82,951,000. Solely for the purposes of this calculation, all persons who are or may be executive officers or directors of the Registrant and all persons who have filed a Schedule 13D or Schedule 13G with respect to the Registrant's stock have been deemed to be affiliates.

The total number of shares of Common Stock of the Registrant outstanding at March 15, 2002 was 20,868,834.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in the following parts of this report: Parts I, II and IV - the Registrant's 2001 Annual Report to Shareholders; Parts II and III - the Registrant's definitive Proxy Statement as filed with the Securities and Exchange Commission and as used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 1, 2002.

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

ITEM 1.  BUSINESS
         --------

Computer Task Group, Incorporated (the Company, CTG, or the Registrant) was incorporated in Buffalo, New York on March 11, 1966, and its corporate headquarters are located at 800 Delaware Avenue, Buffalo, New York 14209 (716-882-8000). CTG provides information technology (IT) professional services. CTG employs approximately 3,200 people worldwide and serves customers through an international network of offices in North America and Europe. During 2001, the Company had eight operating subsidiaries: CTG Services, Inc., CTG HealthCare Solutions (Kansas), Inc., and Computer Task Group of Canada, Inc., providing services primarily in North America, Inc.; and Computer Task Group Belgium N.V., Computer Task Group France S.A., Computer Task Group Luxembourg S.A., Computer Task Group Nederland B.V., and Computer Task Group (U.K.) Ltd. providing services primarily in Europe.

BACKGROUND
----------

The Company operates in one industry segment, providing IT professional services to its clients. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. Approximately
85.1 percent of consolidated 2001 revenue of $312.1 million was generated in North America and 14.9 percent in Europe. CTG provides three primary services. A brief discussion of these services is as follows:

         - IT STAFFING: CTG recruits, retains, and manages IT talent for its clients. CTG services both large organizations with multiple locations and high-volume IT requirements, and companies that need to augment their own staff on a flexible basis. Our recruiting organization works with customers to define their requirements and develop the most competitive pricing to meet those requirements.

         - APPLICATION MANAGEMENT OUTSOURCING (AMO): In an AMO project, a client outsources the management of some or all of its applications so that their internal management and staff can focus on projects that will help them in creating and fostering initiatives that will aid in delivering a competitive advantage to the company. CTG's services in this area include support of single or multiple applications, help desk, and facilities management through a full suite of cost-effective maintenance, enhancement, and systems development and integrated solutions.

         - IT SOLUTIONS: CTG's services in this area range from helping clients assess their business needs and identifying the right IT solutions to meet them, to the delivery of services that include the selection and implementation of packaged software and the design, construction, testing, and integration of new systems.

International Business Machines Corporation (IBM) is CTG's largest customer. CTG provides services to various IBM divisions in approximately 50 locations. In November 2000, CTG signed a contract with IBM for three years as one of IBM's national technical service providers for the United States. This contract covered 93 percent of the total services provided to IBM by CTG in 2001. IBM accounted for a total of $77.2 or 24.7 percent of 2001 consolidated revenue; $95.3 million or 27.6 percent of 2000 consolidated revenue; and a total of $128.9 million or 27.3 percent of CTG's 1999 consolidated revenue. Although revenues from IBM were constrained in 2001, the Company expects to continue to derive a significant portion of its business from IBM in 2002 and future years. While the decline in revenue from IBM has had a negative impact on the Company's revenue and profits, the Company believes the simultaneous loss of all IBM business is unlikely to occur due to the diversity of the projects performed for IBM, and the number of locations and divisions involved.

The Company has registered its symbol and logo with the U.S. Patent and Trademark Office. It has entered into agreements with various software and hardware vendors from time to time in the normal course of business, none of which are material to the business.

No employees are covered by a collective bargaining agreement or are represented by a labor union. CTG is an equal opportunity employer.

1999 ACQUISITION
----------------

On February 23, 1999, the Company acquired the stock of Elumen Solutions, Inc. (Elumen). The transaction was valued at $89 million, of which $86 million was paid in cash or through the assumption of debt, and the remainder was satisfied through the issuance of approximately 128,000 shares of CTG common stock. The acquisition was accounted for as a purchase, and the results of Elumen have been included in the Company's consolidated financial statements since the date of acquisition. CTG recorded approximately $84.9 million of goodwill and other identifiable intangibles from the acquisition.

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

The Company performs a portion of its business on a monthly fee basis, as well as a small portion of its project business on a fixed-price basis. These contracts generally have different terms and conditions regarding cancellation and warranties, and are usually negotiated based on the unique aspects of the project. Contract value for fixed-price contracts is generally a function of the type and level of skills required to complete the related project and the risk associated with the project. Risk is a function of the project deliverable, completion date and CTG's management and staff performance. Fixed-price contracts accounted for under the percentage of completion method represented approximately one percent of 2001, and two percent of the Company's 2000 and 1999 consolidated revenue, respectively. Revenue from all fixed-price contracts, including those accounted for under the percentage of completion method and on a monthly fee basis, represented 12 percent, 15 percent, 11 percent of consolidated revenue in 2001, 2000, and 1999, respectively. As of December 31, 2001 and 2000, the backlog for fixed-price and all managed-support contracts was approximately $79 million and $98 million, respectively. Approximately 59 percent of the December 31, 2001 backlog of $79 million, or $46.8 million, is expected to be earned in 2002. Of the $98 million of backlog at December 31, 2000, approximately 48 percent, or $47.2 million was earned in 2001. Revenue is subject to seasonal variations, with a minor downturn in months of high vacation and legal holidays (July, August, and December). Backlog does not tend to be seasonal, however, it does fluctuate based upon the timing of long-term contracts.

COMPETITION
-----------

The IT services market is highly competitive. The market is also highly fragmented with many providers with no single competitor maintaining a clear market leadership. The Company's competition varies by location, the type of service provided, and the customer to whom services are provided. Competition comes from four major channels: large national or international vendors, including major accounting and consulting firms; hardware vendors and suppliers of packaged software systems; small local firms or individuals specializing in specific programming services or applications; and, a customer's internal data processing staff. CTG competes against all four of these channels for its share of the market. The Company believes that to compete successfully it is necessary to have a local geographic presence, offer appropriate IT solutions, provide skilled professional resources, and price its services competitively.

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

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS
-----------------------------------------------------------------

                                                                       (amounts in thousands)
                                                               2001              2000             1999
                                                              ------            ------           ------

Revenue from Unaffiliated Customers:
     North America                                        $   265,641      $   284,169       $   391,496
     Europe                                                    46,489           61,507            80,512
                                                          -----------      -----------       -----------
                                                          $   312,130      $   345,676       $   472,008
                                                          ===========      ===========       ===========

Operating Income (Loss):
     North America                                        $    15,947      $     8,127       $    36,434
     Europe                                                    (2,728)           2,410             9,860
     Corporate and other                                      (12,805)         (16,182)          (15,461)
                                                          ------------     ------------      ------------
                                                          $       414      $    (5,645)      $    30,833
                                                          ===========      ============      ===========

Identifiable Assets:
     North America                                        $   127,537      $   133,841       $   154,951
     Europe                                                    10,958           15,947            22,736
     Corporate and Other(1)                                    11,303           12,579            21,472
                                                          -----------      -----------       -----------
                                                          $   149,798      $   162,367       $   199,159
                                                          ===========      ===========       ===========


(1) Corporate and other identifiable assets consist principally of cash and temporary cash investments and other assets.

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

                                                                           Period During                     Other Positions
                                                                          Which Served as                    and Offices with
Name                     Age     Office                                 Executive Officer(1)                    Registrant
----                     ---     ------                                 ---------------------               ------------------

As of December 31, 2001, the following individuals were executive officers of the Company:

James R. Boldt           50      President and                          June 21, 2001 for President,
                                 Chief Executive Officer                and July 16, 2001 for Chief
                                                                        Executive Officer, both to date          Director

                                 Executive Vice President               February 2001 to June 2001

                                 Vice President, Strategic Staffing     December 2000 to
                                                                        September 2001

                                 Acting Chief Executive Officer         June 2000 to November 2000

                                 Vice President and                     February 12, 1996 to
                                 Chief Financial Officer                October 1, 2001

Alex P. Alexander        40      Vice President                         January 2, 2001 to date                  None

G. David Baer            66      Executive Vice President               October 1, 2001 to date                  None

Arthur W. Crumlish       47      Vice President                         September 24, 2001 to date               None

Gregory M. Dearlove      47      Vice President,                        October 1, 2001 to date                  Treasurer
                                 Chief Financial Officer

Paul F. Dimouro          59      Vice President                         September 24, 2001 to date               None

Filip J.L. Gyde          41      Vice President                         October 1, 2000 to date                  None

Jonathan M. Harding      49      Vice President                         September 24, 2001 to date               None

Thomas J. Niehaus        40      Vice President                         July 22, 1999 to date                    None

Peter P. Radetich        48      Vice President,                        April 28, 1999 to date                   Secretary
                                 General Counsel

(1) Business Experience
    -------------------

Mr. Boldt was appointed president and joined CTG's Board of Director's on June 21, 2001, and was appointed chief executive officer on July 16, 2001. Mr. Boldt joined the Company as a vice president, chief financial officer and treasurer in February 1996.

Mr. Alexander was promoted to vice president and chief information officer on January 2, 2001. Currently, Mr. Alexander is the vice president of CTG's Retail Solutions practice. Mr. Alexander joined the company in September 1997, and was a managing director in the Company's consulting practice. Prior to that, Mr. Alexander held various executive level positions with Electronic Data Systems.

Mr. Baer rejoined the Company as executive vice president in October 2001. Mr. Baer co-founded CTG in 1996 with Randolph A. Marks who the current non-executive chairman of the Company. From 1966 to 1995, Mr. Baer held a variety of executive level management positions within the Company, and was on its Board of Directors from 1966 to 1996. Prior to rejoining the Company, Mr. Baer was retired.

Mr. Crumlish was promoted to vice president in September 2001, and is currently responsible for the Company's Strategic Staffing Services organization. Prior to that, he was controller of the Strategic Staffing Services organization. Mr. Crumlish joined the Company in 1990.

Mr. Dearlove joined the Company as a vice president and its chief financial officer in October 2001. Prior to that, Mr. Dearlove was the office managing partner of Deloitte & Touche's (Deloitte) Upstate New York Offices from June 1997 to September 2001. Mr. Dearlove had been a partner with Deloitte since 1986.

Mr. Dimouro joined the Company full-time as a vice president in September 2001. Prior to that in 2000 and early 2001, Mr. Dimouro provided consultative services to the Company, and also worked full time for the Company from mid-1980 until the late 1990's. Previously, Mr. Dimouro was president of AOP Solutions, and held executive and management level positions with The Judge Group, Computer Sciences Corporation, and Logicon.

Mr. Gyde was promoted to vice president in October 2000, and is currently responsible for all of the Company's European operations. Prior to that, Mr. Gyde was managing director of the Company's Belgium operation. Mr. Gyde has been with the Company since May 1987.

Mr. Harding joined the Company as a vice president in September 2001, and is currently responsible for the Company's North American operations. Prior to that, Mr. Harding was president and chief executive officer of Viador, and was an executive for Brock Control Systems and KnowledgeWare. Mr. Harding also worked for the Company from the late-1980's to the early-1990's.

Mr. Niehaus joined the Company in February 1999, and was promoted to vice president of CTG HealthCare Solutions in July 1999. Previously, Mr. Niehaus was executive vice president of Elumen Solutions, Inc. from September 1997 to February 1999. Prior to that, Mr. Niehaus was vice president of Exemplar Systems.

Mr. Radetich joined the Company in June 1988 as associate general counsel, and was promoted to general counsel and secretary in April 1999.

ITEM 2.  PROPERTIES
         ----------

The Company occupies a headquarters building at 800 Delaware Avenue, and an office building at 700 Delaware Avenue, both located in Buffalo, New York. The corporate headquarters consists of approximately 40,000 square feet and is occupied by corporate administrative operations. The office building consists of approximately 39,000 square feet and is also occupied by corporate administrative operations. There are no mortgages on either of these buildings.

The Company also owns a 37,000 square foot building in Melbourne, Florida with a net book value of $1.8 million, which it has leased to a third party under a one-year lease. Subsequent to December 31, 2001, the Company has accepted a purchase offer to sell this building, and expects to close the sale in the second quarter of 2002. Net proceeds from the sale are anticipated to be approximately $2 million, and the Company does not expect to record a loss on the sale of the property.

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

                                     PART II
                                     -------


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
          --------------------------------------------------------------------

Information relating to the market for, and market prices of, the Company's Common Stock, the approximate number of Company shareholders, and the Company's dividend history for the past two years is included under the caption "Stock Market Information" in the Company's Annual Report to Shareholders for the year ended December 31, 2001, submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

A five-year summary of certain financial information relating to the financial condition and results of operations of the Company is included under the caption "Consolidated Summary - Five-Year Selected Financial Information" in the Company's Annual Report to Shareholders for the year ended December 31, 2001, submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Management's discussion and analysis of financial condition and results of operations is included in the Company's Annual Report to Shareholders for the year ended December 31, 2001, under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          ---------------------------------------------------------

The Company does not have any off balance sheet market risk sensitive instruments for which disclosure is required, and historically the Company has not been subject to material effects from foreign currency exchange rate fluctuations. Information about the Company's long-term debt can be found in footnote No. 5. Debt in the footnotes to the consolidated financial statements in the Company's Annual Report to Shareholders for the year ended December 31, 2001, submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

The consolidated financial statements of the Company and the required Supplementary Data Information are included in the Company's Annual Report to Shareholders for the year ended December 31, 2001, submitted herewith as an exhibit, and incorporated herein by reference.

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

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

The information in response to this item is incorporated herein by reference to the information set forth under "Election of Directors" and under "Section 16(a) Beneficial Ownership Reporting" in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 2002 annual meeting of shareholders to be held on May 1, 2002, except insofar as information with respect to executive officers is presented in Part I, Item 1 hereof pursuant to General Instruction G(3) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

The information in response to this item is incorporated herein by reference to the information under the caption "Executive Compensation and Other Information" presented in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 2002 annual meeting of shareholders to be held on May 1, 2002, excluding the Compensation Committee Report on Executive Compensation and the Company's Performance Graph.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The information in response to this item is incorporated herein by reference to the information under the caption "Security Ownership of the Company's Common Shares by Certain Beneficial Owners and by Management" presented in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 2002 annual meeting of shareholders to be held on May 1, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The information in response to this item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" presented in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 2002 annual meeting of shareholders to be held on May 1, 2002.






                                      III-1

                                     PART IV
                                     -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(A)  Index to Financial Statements and Financial Statement Schedules
     ---------------------------------------------------------------

(1) The following Consolidated Financial Statements and related information are incorporated by reference from the 2001 Annual Report to Shareholders, submitted herewith as Exhibit 13:

                                                              2001 Annual Report
                                                                Page Reference
                                                                --------------

     Independent Auditors' Report                                    20
     Consolidated Statements of Operations                           21
     Consolidated Balance Sheets                                     22
     Consolidated Statements of Cash Flows                           23
     Consolidated Statements of Changes in
         Shareholders' Equity                                        24
     Notes to Consolidated Financial Statements                      26


(2)      Index to Consolidated Financial Statement Schedules

                                                                2001 Form 10-K
                                                                Page Reference
                                                                --------------

     Independent Auditors' Report                                    IV-2

     Financial statement schedule:

     Valuation and Qualifying Accounts
         (Schedule II)                                               IV-3


(B)  Reports on Form 8-K
     -------------------

     During the quarter ended December 31, 2001, the Company filed Form 8-K reports on the following dates regarding the following matters:

     October 9, 2001 - Press release entitled "CTG Announces 2001 Third Quarter Conference Call Information and Comments on Expected Results"

     October 16, 2001 - Press release entitled "CTG Returns to Profitability in 2001 Third Quarter"

(C)  Exhibits
     --------

     The Exhibits to this Form 10-K Annual Report are listed on the attached
     Exhibit Index appearing on pages E-1 to E-3.


(D)  Other Financial Statement Schedules
     -----------------------------------

     None



                                      IV-1

                          INDEPENDENT AUDITORS' REPORT






To the Board of Directors and Shareholders of Computer Task Group, Incorporated
Buffalo, New York


We have audited the consolidated financial statements of Computer Task Group, Incorporated (the "Company") and subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 6, 2002; such financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Computer Task Group, Incorporated and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






DELOITTE & TOUCHE LLP
Buffalo, New York
February 6, 2002

                        COMPUTER TASK GROUP, INCORPORATED
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)





                                                     Balance at                                            Balance at
Description                                          January 1         Additions       Deductions          December 31
-----------                                          ----------        ---------       ----------          -----------

2001
ACCOUNTS DEDUCTED FROM ASSETS

  Allowance for Doubtful Accounts                    $   1,923         $     543        $   (100)(A)      $   2,366

  Reserve for Projects                               $     531         $       -        $    (44)         $     487


2000
ACCOUNTS DEDUCTED FROM ASSETS

  Allowance for Doubtful Accounts                    $   2,310         $       -        $   (387)(A)      $   1,923

  Reserve for Projects                               $     891         $       -        $   (360)         $     531


1999
ACCOUNTS DEDUCTED FROM ASSETS

  Allowance for Doubtful Accounts                    $   1,105         $   1,520        $   (315)(B)      $   2,310

  Reserve for Projects                               $   1,000         $       -        $   (109)         $     891





(A) Reflects additions charged to costs and expenses, less accounts written off and translation adjustments.

(B) Reflects additions charged to costs and expenses, additions as part of the acquisition of Elumen, less accounts written off and translation adjustments.


                                      IV-3

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By  /s/ James R. Boldt
    -----------------------
James R. Boldt,
President and Chief Executive Officer

Dated:  March 22, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                Title                          Date
---------                                                -----                          ----

(i)      Principal Executive Officer:                    President and Chief            March 22, 2002
                                                         Executive Officer

         /s/ James R. Boldt
         -----------------------------------
         (James R. Boldt)

(ii)     Principal Accounting and                        Vice President and             March 22, 2002
         Financial Officer                               Chief Financial Officer

         /s/ Gregory M. Dearlove
         ---------------------------
         (Gregory M. Dearlove)

(iii)    Directors

         /s/ George B. Beitzel                           Director                       March 22, 2002
         -----------------------------------
         (George B. Beitzel)

         /s/ James R. Boldt                              Director                       March 22, 2002
         -----------------------------------
         (James R. Boldt)

         /s/ R. Keith Elliott                            Director                       March 22, 2002
         -----------------------------------
         (R. Keith Elliott)

         /s/ Randolph A. Marks                           Director                       March 22, 2002
         -----------------------------------
         (Randolph A. Marks)

                                  EXHIBIT INDEX
                                  -------------


                                                                                                      Page Number
Exhibit               Description                                                                    or (Reference)
-------               -----------                                                                    --------------

2.                    Plan of acquisition, reorganization, arrangement,                                   *
                      liquidation or succession.

3.       (a)          Restated Certificate of Incorporation of Registrant.                                (1)

         (b)          Restated By-laws of Registrant.                                                     (2)

4.       (a)          Specimen Common Stock Certificate.                                                  (2)

         (b)          Rights Agreement dated as of January 15, 1989, and                                  (1)
                      amendment dated June 28, 1989, between Registrant
                      and The First National Bank of Boston, as Rights Agent.

         (c)          Form of Rights Certificate.                                                         (2)

9.                    Voting Trust Agreement.                                                              *

10.      (a)          Non-Compete Agreement, dated as of March 1, 1984,                                   (2)
                      between Registrant and Randolph A. Marks.

         (b)          Stock Employee Compensation Trust Agreement, dated                                  (2)
                      May 3, 1994, between Registrant and Thomas R. Beecher,
                      Jr., as trustee.

         (c)          Demand Grid Note, dated October 29, 1997, between Registrant                        (2)
                      and Computer Task Group, Incorporated Stock Employee
                      Compensation Trust.

         (d)          Pledge Agreement, between the Registrant and Thomas R.                              (2)
                      Beecher, Jr., as Trustee of the Computer Task Group, Incorporated
                      Stock Employee Compensation Trust.

         (e)          Stock Purchase Agreement, dated as of February 25, 1981,                            (3)
                      between Registrant and Randolph A. Marks.

----------------------------------------------------------------------------------------------------------------

          *           None or requirement not applicable.

         (1)          Filed as an Exhibit to the Registrant's Form 8-A/A filed on January 13, 1999, and incorporated herein by reference.

         (2)          Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended
                      December 31, 2000, and incorporated herein by reference.

         (3)          Filed as an Exhibit to the Registrant's Registration Statement No. 2 - 71086 on Form S-7
                      filed on February 27, 1981, and incorporated herein by reference.

                            -------------


                                                                                                      Page number
Exhibit               Description                                                                    or (Reference)
-------               -----------                                                                    --------------

10.      (f)          Description of Disability Insurance and Health                                      (4)
                      Arrangements for Executive Officers.

         (g)          2000 Key Employee Compensation Plans.                                               (5)

         (h)          Management Stock Purchase Plan.                                                     (2)

         (i)          Computer Task Group, Incorporated Non-Qualified Key Employee                        (2)
                      Deferred Compensation Plan

         (j)          1991 Restricted Stock Plan                                                          17

         (k)          Computer Task Group, Incorporated 2000 Equity Award Plan                            (6)

         (l)          Executive Supplemental Benefit Plan 1997 Restatement                                21

         (m)          First Amendment to the Computer Task Group, Incorporated
                      Executive Supplemental Benefit Plan 1997 Restatement                                35

         (n)          Executive Compensation Plans and Arrangements.                                      38

         (o)         Change in Control Agreement, dated July 16, 2001, between                            39
                     the Registrant and James R. Boldt

         (p)         Employment Agreement, dated July 16, 2001, between the
                     Registrant and James R. Boldt                                                        49

         (q)         First Employee Stock Purchase Plan (Eighth Amendment and
                     Restatement)                                                                         (7)


-----------------------------------------------------------------------------------------------------------------

         (4)         Filed as an Exhibit to Amendment No. 1 to Registration Statement No. 2-71086 on Form S-7
                     filed on March 24, 1981, and incorporated herein by reference.

         (5)         Included in the Registrant's definitive Proxy Statement dated March 22, 2002 on page 9 under the caption entitled "Annual Cash Incentive Compensation," and incorporated herein by reference.

         (6)         Included in the Registrant's definitive Proxy Statement dated March 22, 2002 as Exhibit A, and incorporated herein by reference.

         (7)         Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December
                     31, 1996, and incorporated herein by reference.

                            -------------


                                                                                                       Page number
Exhibit               Description                                                                     or (Reference)
-------                                                                                               --------------
11.                   Statement re:  computation of per share earnings                                      60

12.                   Statement re:  computation of ratios                                                  *

13.                   Annual Report to Shareholders                                                         61

16.                   Letter re:  change in certifying accountant.                                          *

18.                   Letter re:  change in accounting principles.                                          *

21.                   Subsidiaries of the Registrant.                                                       95

22.                   Published report regarding matters submitted to a vote                                *
                      of security holders.

23.                   Consent of experts and counsel.                                                       96

24.                   Power of Attorney.                                                                    *

99.                   Additional exhibits.                                                                  *

-------------------------------------------------------------------------------------------------------------------








                                       E-3