Form 10-Q
period 2002-03-29
COMPUTER TASK GROUP INC
filed 2002-05-10
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2002



                          Commission file number 1-9410
                                                 -------

                        COMPUTER TASK GROUP, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               New York                                     16-0912632
--------------------------------------------   --------------------------------
        (State of incorporation)               (IRS Employer Identification No.)


  800 Delaware Avenue, Buffalo, New York                       14209
--------------------------------------------   ---------------------------------
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


                             Yes  X    No
                                 ---      ---

                 Number of shares of common stock outstanding:

                                                   Shares outstanding
         Title of each class                       at March 29, 2002
         -------------------                       ------------------
       Common stock, par value
           $.01 per share                             20,868,834

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                      QUARTER ENDED
                                                                                MARCH 29,        MARCH 30,
                                                                                  2002              2001
                                                                                --------         ---------
                                                                                  (amounts in thousands,
                                                                                  except per share data)


Revenue                                                                         $ 69,894         $  84,763
Direct costs                                                                      50,149            61,183
Selling, general and administrative expenses                                      17,943            26,802
                                                                                --------         ---------
Operating income (loss)                                                            1,802            (3,222)
Interest and other income                                                             80               271
Interest and other expense                                                        (1,140)             (998)
                                                                                --------         ---------
Income (loss) before income taxes                                                    742            (3,949)
Provision (benefit) for income taxes                                                 293            (2,569)
                                                                                --------         ----------
Net income (loss)                                                               $    449         $  (1,380)
                                                                                ========         ==========
Net income (loss) per share:
    Basic                                                                       $   0.03         $    (0.08)
                                                                                 =======         ===========
    Diluted                                                                     $   0.03         $    (0.08)
                                                                                 =======         ===========
Weighted average shares outstanding:
    Basic                                                                         16,533             16,383
    Diluted                                                                       16,970             16,383










The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 29,      DECEMBER 31,
                                                                                         2002             2001
                                                                                   ------------------------------------
                                                                                     (Unaudited)         (Audited)
                                                                                         (amounts in thousands)
ASSETS
---------------------------------------------------------------------------------------------------------------------------
Current Assets:
     Cash and temporary cash investments                                           $     2,103       $    3,362
     Accounts receivable, net of allowances and reserves                                53,034           51,230
     Prepaids and other                                                                  3,285            2,958
     Deferred income taxes                                                               1,045            1,089
---------------------------------------------------------------------------------------------------------------------------
            Total current assets                                                        59,467           58,639

     Property and equipment, net of
        accumulated depreciation and amortization                                       11,081           13,082
     Property held for sale                                                              1,777                -
     Goodwill, net of accumulated amortization                                          74,721           74,735
     Deferred income taxes                                                               2,578            2,660
     Other assets                                                                          640              682
---------------------------------------------------------------------------------------------------------------------------
            Total assets                                                           $   150,264       $  149,798
                                                                                   ===========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
     Accounts payable                                                              $     9,094       $    8,193
     Accrued compensation                                                               19,742           24,133
     Income taxes payable                                                                  753                -
     Advance billings on contracts                                                         452              471
     Other current liabilities                                                           6,289            5,531
---------------------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                   36,330           38,328

     Long-term debt                                                                     17,745           15,512
     Deferred compensation benefits                                                      8,855            8,794
     Other long-term liabilities                                                           537              537
---------------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                           63,467           63,171

Shareholders' Equity:
     Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,017,824 shares issued                                        270              270
     Capital in excess of par value                                                    111,507          111,500
     Retained earnings                                                                  73,822           73,373
     Less:  Treasury stock of 6,148,990 and 6,147,810 shares at cost, respectively     (31,416)         (31,410)
            Stock Trusts of 4,313,609 and 4,338,000 shares at cost, respectively       (59,135)         (59,239)
     Other comprehensive income:
            Foreign currency adjustment                                                 (7,668)          (7,284)
            Minimum pension liability adjustment                                          (583)            (583)
---------------------------------------------------------------------------------------------------------------------------
                    Accumulated other comprehensive income                              (8,251)          (7,867)
---------------------------------------------------------------------------------------------------------------------------
            Total shareholders' equity                                                  86,797           86,627
---------------------------------------------------------------------------------------------------------------------------
            Total liabilities and shareholders' equity                             $   150,264       $  149,798
                                                                                   ===========       ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      QUARTER ENDED
                                                                                MARCH 29,          MARCH 30,
                                                                                  2002               2001
                                                                                ----------       ------------
                                                                                    (amounts in thousands)
Cash flows from operating activities:
  Net income (loss)                                                             $      449       $    (1,380)
  Adjustments:
    Depreciation expense                                                               992             1,178
    Amortization expense                                                                 -               993
    Tax benefit on stock option exercises                                                -                27
    Deferred income taxes                                                              126                 8
    Deferred compensation expense                                                       61                33
    Gain on sale of fixed assets                                                         -               (15)
    Changes in assets and liabilities:
      Increase in accounts receivable                                               (2,079)           (7,009)
      Increase in prepaids and other                                                  (493)             (377)
      Decrease in other assets                                                          42                38
      Increase (decrease) in accounts payable                                          945            (3,171)
      Decrease in accrued compensation                                              (4,353)           (3,082)
      Increase (decrease) in income taxes payable                                      905            (2,859)
      Decrease in advance billings on contracts                                        (19)             (343)
      Increase in other current liabilities                                            769             1,398
      Decrease in other long-term liabilities                                            -               (12)
                                                                                ----------       ------------

Net cash used in operating activities                                               (2,655)          (14,573)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                                                 (795)             (436)
  Proceeds from sales of fixed assets                                                    -                29
---------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                 (795)             (407)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from long-term revolving debt, net                                        2,233            30,300
  Proceeds from Employee Stock Purchase Plan                                           103               153
  Purchase of stock for treasury                                                        (6)               (6)
  Proceeds from other stock plans                                                        8               124
                                                                                ----------       -----------

Net cash provided by financing activities                                            2,338            30,571
---------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and temporary cash investments                (147)             (729)
                                                                                -----------      ------------

Net increase (decrease) in cash and temporary cash investments                      (1,259)           14,862
Cash and temporary cash investments at beginning of quarter                          3,362             2,562
---------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of quarter                           $    2,103       $    17,424
                                                                                ==========       ===========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





1.       Financial Statements

         The condensed consolidated financial statements included herein reflect, in the opinion of the management of Computer Task Group, Incorporated ("CTG" or "the Company"), all normal recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows for the periods presented.

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

3.       Comprehensive Income

         Accumulated other comprehensive income totaled $(8,251,000) and $(8,210,000) at March 29, 2002 and March 30, 2001, respectively. These balances included adjustments of $(384,000) and $(962,000) related to foreign currency translation made in the first quarter of 2002 and 2001, respectively. Total comprehensive income (loss) for the quarters ended March 29, 2002 and March 30, 2001 was $65,000 and $(2,342,000), respectively.

4.       Accounting Standards Pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 141, "Business Combinations," and FAS No. 142, "Goodwill and Other Intangible Assets." These standards make significant changes to the accounting for business combinations, goodwill, and intangible assets. FAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it clarifies the criteria for recognition of intangible assets apart from goodwill. This statement is effective for business combinations completed after June 30, 2001.

         FAS No. 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates a review, at least annually, for impairment. Intangible assets with a determinable useful life will continue to be amortized over their useful lives. FAS No. 142 applies to existing goodwill and intangible assets, and such assets acquired after June 30, 2001.

         FAS No. 142 is effective for fiscal years beginning after December 15, 2001. Accordingly, the Company adopted this standard as of January 1, 2002, and no longer amortizes its existing goodwill after that date. The Company is in the process of evaluating the impact of the adoption of FAS No. 142 on its existing goodwill, and has not yet determined the effect of the adoption of the standard on its financial position and results of operations.

         The effect of the amortization of the Company's existing goodwill on net income (loss), and basic and diluted net income (loss) per share for the quarters ended March 29, 2002 and March 30, 2001, respectively, is as follows:


                                                                        For the quarter ended
                                                                       March 29,      March 30,
                                                                          2002           2001
                                                                          ----           ----
     NET INCOME (LOSS):
     Reported net income (loss)                                        $     449      $  (1,380)
     Goodwill amortization                                                     -            993
                                                                       ---------      ---------
         Adjusted net income (loss)                                    $     449      $    (387)
                                                                       =========      =========


     BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
     Reported basic and diluted net income (loss) per share            $    0.03      $   (0.08)
     Goodwill amortization                                                     -           0.06
                                                                       ---------      ---------
         Adjusted basic and diluted net income (loss) per share        $    0.03      $   (0.02)
                                                                       =========      =========


         In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted this standard effective January 1, 2002. During the first quarter of 2002, the Company began to actively market one of its owned properties for sale, and has classified this property as held for sale on its condensed consolidated balance sheet for March 29, 2002. As the Company does not anticipate a loss on the sale of this property, no adjustment was made to the carrying value of this asset in the first quarter of 2002.

         During the first quarter of 2002, based upon new interpretive guidance issued for the accounting for billable expenses under Emerging Issues Task Force issue No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," the Company began to record its billable expenses on a gross basis as both revenue and direct costs, rather than on a net basis. Such costs totaled $1.9 million and $2.0 million in the first quarter of 2002 and 2001, respectively. The first quarter 2001 revenue and direct cost balances on the condensed consolidated statement of operations have been restated by $2.0 million from that which was previously reported.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                      FOR THE QUARTER ENDED MARCH 29, 2002





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

Results of Operations
---------------------

         To better understand the financial trends of the Company, the following table sets forth data as contained on the condensed consolidated statements of operations, with the percentage information calculated as a percentage of consolidated revenues.


Quarter ended:                                                    March 29,                       March 30,
                                                                    2002                            2001
                                                                   ------                          ------

Revenue                                                    100.0%       $ 69,894           100.0%       $84,763
Direct costs                                                71.7%         50,149            72.2%        61,183
Selling, general, and administrative expenses               25.7%         17,943            31.6%        26,802
---------------------------------------------------------------------------------------------------------------

Operating income (loss)                                      2.6%          1,802            (3.8)%       (3,222)
Interest and other expense, net                             (1.5)%        (1,060)           (0.9)%         (727)
----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                            1.1%            742            (4.7)%       (3,949)
Provision (benefit) for income taxes                         0.5%            293            (3.1)%       (2,569)
----------------------------------------------------------------------------------------------------------------
Net income (loss)                                            0.6%       $    449            (1.6)%      $(1,380)
                                                            =====      =========            ======      ========

         CTG's first quarter 2002 revenue was $69.9 million, a decrease of 17.6 percent when compared to first quarter 2001 revenue of $84.8 million. The year-over-year revenue decrease is a result of the ongoing recession in the technology sector which has had a significant negative effect on customer spending for information technology services. First quarter 2002 revenue, however, approximated fourth quarter 2001 revenue of $72.2 million. This nominal sequential decline is a reflection of improvements the Company continues to make in its operations, including improving its fulfillment rate on client requirements, which has largely offset the effects of the recession. North American revenue decreased by $10.4 million or 14.6 percent in 2002 as compared to 2001, while revenue from European operations decreased by $4.5 million, or
32.8 percent. The European decrease is also due to a general economic slowdown in the countries in which the Company operates.

         The 2001 to 2002 quarter-to-quarter revenue decline was slightly impacted by the strengthening of the U.S. dollar as compared to the currencies of the Netherlands, Belgium, the United Kingdom, and Luxembourg. If there had been no change in these foreign currency exchange rates from the first quarter of 2001 to 2002, total consolidated revenues would have been $0.4 million higher.

         In November 2000, the Company signed a contract with IBM for three years as one of IBM's national technical service providers for the United States. In the first quarter of 2002, IBM continued to be the Company's largest customer, accounting for $13.8 million or 19.7 percent of total revenue as compared to $24.0 million or 28.3 percent of first quarter 2001 revenue. Although revenues from IBM have been constrained in 2002, the Company expects to continue to derive a significant portion of its revenue from IBM throughout the remainder of 2002 and in future years. While the decline in revenue from IBM has had an adverse effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the diversity of the projects performed for IBM and the number of locations and divisions involved.

         Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 71.7 percent of revenue in the first quarter of 2002 as compared to 72.2 percent of first quarter 2001 revenue. The decrease in direct costs as a percentage of revenue in 2002 as compared to 2001 is primarily due to a concerted effort by the Company to increase the utilization of its billable employees.

         Selling, general and administrative (SG&A) expenses were 25.7 percent of revenue in the first quarter of 2002 as compared to 31.6 percent of revenue in the first quarter of 2001. During 2002, due to the adoption of FAS No. 142, the Company discontinued the amortization of its existing goodwill. In the 2001 first quarter, such amortization totaled $1.0 million. If this amortization expense was excluded from the 2001 balance, SG&A expense as a percentage of revenue would have been 30.4 percent in 2001. The significant decline in SG&A expense year-over-year is due to the Company continuing to align its cost structure to the current level of revenue.

         Operating income was 2.6 percent of revenue in 2002 compared to an operating loss of 3.8 percent of revenue in 2001. Without the amortization expense in 2001, the operating loss would have been 2.6 percent. The year-over-year increase in operating income is primarily due to the improvement in the direct profit and the significant decrease in SG&A expenses discussed above. The operating income from North American operations was $3.0 million, while European operations recorded an operating loss of $1.2 million.

         Interest and other expense, net was 1.5 percent of revenue in 2002 and
0.9 percent in 2001. The increase as a percentage of revenue from 2001 to 2002 was primarily due to the revenue decline discussed above. The provision (benefit) for income taxes was 39.5 percent in 2002 and (65.1) percent in 2001. The provision (benefit) rate in each year is calculated based upon the estimated tax rate (benefit) for the entire year.

         Net income (loss) for the first quarter of 2002 was 0.6 percent of revenue or $0.03 per diluted share, compared to a loss of (1.6) percent of revenue or $(0.08) per diluted share in 2001. Without the amortization expense, the net loss in 2001 would have been (0.5) percent of revenue or $(0.02) per diluted share. Diluted earnings per share were calculated using 17.0 million and
16.4 million equivalent shares outstanding in 2002 and 2001, respectively. The increase in equivalent shares outstanding in 2002 is due to the dilutive effect of outstanding stock options.

         In July 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 141, "Business Combinations," and FAS No. 142, "Goodwill and Other Intangible Assets." These standards make significant changes to the accounting for business combinations, goodwill, and intangible assets. FAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it clarifies the criteria for recognition of intangible assets apart from goodwill. This statement is effective for business combinations completed after June 30, 2001.

         FAS No. 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates a review, at least annually, for impairment. Intangible assets with a determinable useful life will continue to be amortized over their useful lives. FAS No. 142 applies to existing goodwill and intangible assets, and such assets acquired after June 30, 2001.

         FAS No. 142 is effective for fiscal years beginning after December 15, 2001. Accordingly, the Company adopted this standard as of January 1, 2002, and no longer amortizes its existing goodwill after that date. The Company is in the process of evaluating the impact of the adoption of FAS No. 142 on its existing goodwill, and has not yet determined the effect of the adoption of the standard on its financial position and results of operations.

Financial Condition
-------------------

         Cash used in operating activities was $2.7 million for the first quarter of 2002. Net income totaled $0.4 million, and non-cash adjustments primarily consisting of depreciation expense and deferred income taxes totaled $1.2 million. Accounts receivable increased by $2.1 million as compared to December 31, 2001 due to the timing of the collection of outstanding balances in the first quarter of 2002. Prepaid and other assets increased $0.5 million due to payments made in the first quarter of 2002 that will be amortized throughout the remainder of the year. Accounts payable increased $0.9 million primarily due to the timing of certain payments. Accrued compensation decreased $4.4 million due to the timing of the US bi-weekly payroll, and fewer total employees.

         Net property and equipment and property held for sale decreased $0.2 million. Additions to property and equipment were $0.8 million, offset by depreciation expense of $1.0. The Company has no material commitments for capital expenditures at March 29, 2002.

         Financing activities provided $2.3 million of cash in the first quarter of 2002. Net proceeds from long-term revolving debt totaled $2.2 million, and the Company received $0.1 million from employees for stock purchased under the Employee Stock Purchase Plan.

         The Company is authorized to repurchase a total of 3.4 million shares of its common stock for treasury and the Company's stock trusts. At March 29, 2002, approximately 3.2 million shares have been repurchased under the authorizations, leaving 0.2 million shares authorized for future purchases. No share purchases were made in 2002.

         The Company believes existing internally available funds, cash potentially generated by operations, and available borrowings under the Company's revolving line of credit will be sufficient to meet foreseeable working capital, capital expenditure, and possible stock repurchase requirements, and to allow for future internal growth and expansion.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is nominally exposed to market risk in the normal course of its business operations. The Company has $17.5 million of borrowings at March 29, 2002 under a revolving credit agreement, which expose the Company to risk of earnings or cash flow loss due to changes in market interest rates. Additionally, as the Company sells its services in North America and in Europe, financial results could be affected by weak economic conditions in those markets.

                           PART II. OTHER INFORMATION
                           --------------------------



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

                  The annual meeting of shareholders was held on May 1, 2002, at the Company's Headquarters, 800 Delaware Avenue, Buffalo, New York at 10:00 a.m.

                  The Company submitted for shareholder approval the election of two Class II directors and three Class III directors, and to approve and ratify an amendment to the Company's 2000 Equity Award Plan to increase the number of shares of the Company's common stock authorized for purchase under such plan by 1,000,000 shares.

                  Election of Directors

                  - Two Class II directors (George B. Beitzel and James R. Boldt) and three Class III directors (Randall L. Clark, John M. Palms, and Daniel J. Sullivan) were elected to hold office until the 2005 and 2003 annual meeting of shareholders, respectively, and until their successors are elected and qualified. The results of the voting are as follows:

                                                                    Total Vote            Total Vote
                           Director                                    For                 Withheld
                           --------                               --------------          -----------

                           George B. Beitzel (Class II)            17,813,703              1,375,930

                           James R. Boldt  (Class II)              17,100,346              2,089,287

                           Randall L. Clark (Class III)            17,858,149              1,331,484

                           John M. Palms (Class III)               17,852,429              1,337,204

                           Daniel J. Sullivan (Class III)          17,880,035              1,309,598

                  - The Class I directors of the Company whose term of office extends until the 2004 annual meeting of shareholders and until their successors are elected and qualified are Randolph A. Marks and R. Keith Elliott.


                  Computer Task Group, Incorporated 2000 Equity Award Plan

                      Total Vote For                           14,078,775

                      Total Vote Against                        3,928,088

                      Total Votes Abstained                     1,182,770

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------


                  Exhibit           Description                                                           Page
                  -------           -----------                                                           ----

                  11.               Statement re: computation of earnings per share                        14

                  Reports on Form 8-K
                  -------------------

                  The following reports on Form 8-K were filed during the first quarter of 2002:


                  Date                      Description
                  ----                      -----------

                  January 30, 2002          Press release entitled "CTG Announces 2001 Fourth Quarter Conference Call
                                            Information."

                  February 12, 2002         Press release entitled "CTG Reports 2001 Fourth Quarter and Annual Results."


                                  * * * * * * *



                                    SIGNATURE
                                    ---------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    COMPUTER TASK GROUP, INCORPORATED



                                    By:      /s/  Gregory M. Dearlove
                                             -------------------------
                                             Gregory M. Dearlove
                                             Principal Accounting and
                                             Financial Officer


                                             Title:   Vice President and
                                                      Chief Financial Officer





Date:  May 10, 2002