Form 10-Q
period 2002-06-28
COMPUTER TASK GROUP INC
filed 2002-08-12
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2002



                          Commission file number 1-9410
                                                 ------


                        COMPUTER TASK GROUP, INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            NEW YORK                                  16-0912632
----------------------------------       -------------------------------------
    (State of incorporation)               (IRS Employer Identification No.)


800 DELAWARE AVENUE, BUFFALO, NEW YORK                      14209
-----------------------------------------    ----------------------------------
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


                              Yes   X    No
                                   ---

                  Number of shares of common stock outstanding:

                                                        Shares outstanding
             Title of Each Class                          At June 28, 2002
             -------------------                          -----------------

         Common stock, par value
                 $.01 per share                              20,868,834

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     FOR THE QUARTER ENDED           FOR THE TWO QUARTERS ENDED
                                                   JUNE 28,         JUNE 29,          JUNE 28,          JUNE 29,
                                                     2002             2001              2002              2001
                                                --------------   --------------    --------------    --------------
                                                          (amounts in thousands, except per share data)

Revenue                                         $  67,667        $  86,113         $ 137,561         $170,876

Direct costs                                       48,986           61,449            99,135          122,632

Selling, general and administrative expenses       17,374           23,225            35,317           50,027
                                                ---------        ---------         ---------         --------

Operating income (loss)                             1,307            1,439             3,109           (1,783)

Interest and other income                              88              134               168              405

Interest and other expense                           (286)          (1,540)           (1,426)          (2,538)
                                                ----------       ----------        ----------        ---------

Income (loss) before income taxes                   1,109               33             1,851           (3,916)

Provision (benefit) for income taxes                  438            1,390               731           (1,179)
                                                ---------        ---------         ---------         ---------

Net income (loss)                               $     671        $  (1,357)        $   1,120         $ (2,737)
                                                =========        ==========        =========         =========

Net income (loss) per share:
     Basic                                      $     0.04       $    (0.08)       $      0.07       $   (0.17)
                                                ==========       ===========       ===========       ==========
     Diluted                                    $     0.04       $    (0.08)       $      0.07       $   (0.17)
                                                ==========       ===========       ===========       ==========

Weighted average shares outstanding:
     Basic                                         16,557           16,418            16,545           16,401
     Diluted                                       17,029           16,418            17,000           16,401


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                      JUNE 28,       DECEMBER 31,
                                                                                          2002               2001
                                                                                  ---------------------------------
                                                                                     (Unaudited)         (Audited)
                                                                                        (amounts in thousands)
ASSETS
-------------------------------------------------------------------------------------------------------------------
Current Assets:
    Cash and temporary cash investments                                            $     2,731       $    3,362
    Accounts receivable, net of allowances and reserves                                 52,280           51,230
    Prepaids and other                                                                   3,657            2,958
    Deferred income taxes                                                                1,142            1,089
-------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                         59,810           58,639

    Property and equipment, net of
       accumulated depreciation and amortization                                        10,889           13,082
    Property held for sale                                                               1,777                -
    Goodwill, net of accumulated amortization                                           74,827           74,735
    Deferred income taxes                                                                2,350            2,660
    Other assets                                                                           636              682
-------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                            $  150,289        $  149,798
                                                                                    =========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
Current Liabilities:
    Accounts payable                                                               $     8,238       $    8,193
    Accrued compensation                                                                21,985           24,133
    Income taxes payable                                                                 2,802                -
    Advance billings on contracts                                                          377              471
    Other current liabilities                                                            5,707            5,531
-------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                                    39,109           38,328

    Long-term debt                                                                      13,234           15,512
    Deferred compensation benefits                                                       8,864            8,794
    Other long-term liabilities                                                            350              537
-------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                            61,557           63,171

Shareholders' Equity:
    Common stock, par value $.01 per share, 150,000,000
       shares authorized; 27,017,824 shares issued                                         270              270
    Capital in excess of par value                                                     111,516          111,500
    Retained earnings                                                                   74,493           73,373
    Less:  Treasury stock of 6,148,990 and 6,147,810 shares, at cost, respectively     (31,416)         (31,410)
           Stock Trusts of 4,295,983 and 4,338,000 shares, at cost, respectively       (59,060)         (59,239)
    Other comprehensive income:
           Foreign currency adjustment                                                  (6,488)          (7,284)
           Minimum pension liability adjustment                                           (583)            (583)
-------------------------------------------------------------------------------------------------------------------
                Accumulated other comprehensive income                                  (7,071)          (7,867)
-------------------------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                                   88,732           86,627
-------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $   150,289       $  149,798
                                                                                   ===========       ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      TWO QUARTERS ENDED
                                                                                  JUNE 28,       JUNE 29,
                                                                                    2002            2001
                                                                                ------------     -----------
                                                                                    (amounts in thousands)
Cash flows from operating activities:
  Net income (loss)                                                             $    1,120       $    (2,737)
  Adjustments:
    Depreciation expense                                                             1,898             2,429
    Amortization expense                                                                 -             1,988
    Deferred income taxes                                                              257               890
    Tax benefit from stock option exercises                                              -                27
    Loss on sales or disposals of fixed assets                                           -                32
    Deferred compensation expense                                                       70                79
    Changes in assets and liabilities:
      Increase in accounts receivable                                                 (502)          (11,734)
      Increase in prepaids and other                                                  (690)             (198)
      (Increase) decrease in other assets                                               46              (650)
      Decrease in accounts payable                                                    (211)           (1,779)
      Increase (decrease) in accrued compensation                                   (2,394)            2,146
      Increase (decrease) in income taxes payable                                    2,995            (1,040)
      Decrease in advance billings on contracts                                        (94)             (372)
      Increase (decrease) in other current liabilities                                  27            (2,893)
      Increase (decrease) in other long-term liabilities                              (310)              511
                                                                                -----------      -----------

Net cash provided by (used in) operating activities                                  2,212           (13,301)
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                                               (1,304)           (2,506)
-------------------------------------------------------------------------------------------------------------------
  Proceeds from sales of fixed assets                                                    -                35
-------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                               (1,304)           (2,471)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from (payments on) long-term revolving debt, net                         (2,278)           19,220
  Proceeds from Employee Stock Purchase Plan                                           182               277
  Purchase of stock for treasury                                                        (6)               (6)
  Proceeds from other stock plans                                                       13               124
                                                                                ----------       -----------

Net cash provided by (used in) financing activities                                 (2,089)           19,615
-------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and temporary cash investments                 550              (903)
                                                                                ----------       ------------
Net increase (decrease) in cash and temporary cash investments                        (631)            2,940
Cash and temporary cash investments at beginning of year                             3,362             2,562
-------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of quarter                           $    2,731       $     5,502
                                                                                ===========      ===========



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

3.       Comprehensive Income

         Accumulated other comprehensive income totaled $(7,071,000) and $(8,542,000) at June 28, 2002 and June 29, 2001, respectively. Total comprehensive income (loss) for the two quarters ended June 28, 2002 and June 29, 2001 totaled $796,000 and $(1,294,000), respectively. Total comprehensive income (loss) for the quarters ended June 28, 2002 and June 29, 2001 was $1,180,000 and $(332,000), respectively.

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

         FAS No. 142 is effective for fiscal years beginning after December 15, 2001. Accordingly, the Company adopted this standard as of January 1, 2002, and no longer amortizes its existing goodwill after that date. In conjunction with the adoption of FAS No. 142, the initial valuation of the business unit that relates to the Company's intangible assets was completed by an independent appraisal company during the 2002 second quarter. As a result of this valuation, the Company expects to record, once the final valuation process is completed, a $32 million to $38 million non-cash pre-tax charge for impairment of goodwill in that business unit in the 2002 third quarter.

         The effect of the amortization of the Company's existing goodwill on net income (loss), and basic and diluted net income (loss) per share for the quarters and two quarters ended June 28, 2002 and June 29, 2001, respectively, is as follows:

                                                                         For the quarter ended
                                                                       June 28,          June 29,
                                                                          2002             2001
                                                                       ----------       ----------
     NET INCOME (LOSS):
     Reported net income (loss)                                        $     671        $  (1,357)
     Goodwill amortization                                                     -              995
                                                                       ---------        ---------
         Adjusted net income (loss)                                    $     671        $    (362)
                                                                       =========        ==========

     BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
     Reported basic and diluted net income (loss) per share            $    0.04        $   (0.08)
     Goodwill amortization                                                     -             0.06
                                                                       ---------        ---------
         Adjusted basic and diluted net income (loss) per share        $    0.04        $   (0.02)
                                                                       =========        ==========


                                                                      For the two quarters ended
                                                                       June 28,          June 29,
                                                                         2002              2001
                                                                       ----------       ----------
     NET INCOME (LOSS):
     Reported net income (loss)                                        $   1,120        $  (2,737)
     Goodwill amortization                                                     -            1,988
                                                                       ---------        ---------
         Adjusted net income (loss)                                    $   1,120        $    (749)
                                                                       =========        ==========

     BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
     Reported basic and diluted net income (loss) per share            $    0.07        $   (0.17)
     Goodwill amortization                                                     -             0.12
                                                                       ---------        ---------
         Adjusted basic and diluted net income (loss) per share        $    0.07        $   (0.05)
                                                                       =========        ==========


         In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted this standard effective January 1, 2002. During the first quarter of 2002, the Company began to actively market one of its owned properties for sale, and has classified this property as held for sale on its condensed consolidated balance sheet as of June 28, 2002. As the Company does not anticipate a loss on the sale of this property, no adjustment was made to the carrying value of this asset in either the first or second quarter of 2002.

         During the first quarter of 2002, based upon new interpretive guidance issued for the accounting for billable expenses under Emerging Issues Task Force issue No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," the Company began to record its billable expenses on a gross basis as both revenue and direct costs, rather than on a net basis. Such costs totaled $1.9 million and $2.4 million in the second quarter of 2002 and 2001, respectively, and $3.8 million and $4.4 million in the year-to-date periods for 2002 and 2001, respectively. The 2001 revenue and direct cost balances on the condensed consolidated statement of operations have been restated by these amounts from that which was previously reported.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              FOR THE QUARTER AND TWO QUARTERS ENDED JUNE 28, 2002




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

RESULTS OF OPERATIONS

         To better understand the financial trends of the Company, the following tables set forth data as contained on the condensed consolidated statements of operations, with the percentage information calculated as a percentage of consolidated revenues.

FOR THE QUARTER ENDED:                                           JUNE 28,                      JUNE 29,
                                                                   2002                          2001
                                                                  ------                        ------
Revenue                                                    100.0%        $67,667          100.0%       $86,113
Direct costs                                                72.4%         48,986           71.3%        61,449
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES               25.7%         17,374           27.0%        23,225
--------------------------------------------------------------------------------------------------------------
Operating income                                             1.9%          1,307            1.7%         1,439
INTEREST AND OTHER EXPENSE, NET                             (0.3)%          (198)          (1.7)%       (1,406)
---------------------------------------------------------------------------------------------------------------
Income before income taxes                                   1.6%          1,109            0.0%            33
PROVISION FOR INCOME TAXES                                   0.6%            438            1.6%         1,390
--------------------------------------------------------------------------------------------------------------
Net income (loss)                                            1.0%        $   671           (1.6)%      $(1,357)
                                                             ====        =======           ======      ========

FOR THE TWO QUARTERS ENDED:                                     JUNE 28,                        JUNE 29,
                                                                  2002                            2001
                                                                 ------                          ------
Revenue                                                    100.0%       $137,561          100.0%      $170,876
Direct costs                                                72.0%         99,135           71.7%       122,632
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES               25.7%         35,317           29.3%        50,027
--------------------------------------------------------------------------------------------------------------
Operating income (loss)                                      2.3%          3,109           (1.0)%       (1,783)
INTEREST AND OTHER EXPENSE, NET                             (1.0)%        (1,258)          (1.3)%       (2,133)
---------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                            1.3%          1,851           (2.3)%       (3,916)
PROVISION (BENEFIT) FOR INCOME TAXES                         0.5%            731           (0.7)%       (1,179)
---------------------------------------------------------------------------------------------------------------
Net income (loss)                                            0.8%         $1,120           (1.6)%      $(2,737)
                                                             ====          =====           ======      ========

         CTG's second quarter 2002 revenue was $67.7 million, a decrease of 21.4 percent when compared to second quarter 2001 revenue of $86.1 million, while 2002 year-to-date revenues were $137.6 million, a decrease of 19.5 percent from 2001 year-to-date revenues of $170.9 million. The year-over-year revenue decrease is a result of the ongoing recession in the technology sector which has had a significant negative effect on customer spending for information technology services. North American revenue decreased by $26.0 million or 17.9 percent in the year-to-date 2002 period as compared to 2001, while revenue from European operations decreased by $7.3 million, or 28.4 percent. The European decrease is also due to a general economic slowdown in the countries in which the Company operates.

         The 2001 to 2002 year-to-date revenue decline was slightly offset by the weakening of the U.S. dollar as compared to the currencies of the Netherlands, Belgium, the United Kingdom, and Luxembourg. If there had been no change in these foreign currency exchange rates from 2001 to 2002, total consolidated revenues would have been $0.4 million lower.

         In November 2000, the Company signed a contract with IBM for three years as one of IBM's national technical service providers for the United States. In the second quarter of 2002, IBM continued to be the Company's largest customer, accounting for $12.9 million or 19.1 percent of total revenue as compared to $22.4 million or 26.0 percent of second quarter 2001 revenue. For the 2002 year-to-date period, revenues from IBM were $26.7 million or 19.4 percent of consolidated revenue, as compared to $46.4 million or 27.2 percent of consolidated 2001 revenues. Although revenues from IBM have been constrained in 2002, the Company expects to continue to derive a significant portion of its revenue from IBM throughout the remainder of 2002 and in future years. While the decline in revenue from IBM has had an adverse effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the diversity of the projects performed for IBM and the number of locations and divisions involved.

         Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 72.4 percent of revenue in the second quarter of 2002 as compared to 71.3 percent of second quarter 2001 revenue, and 72.0 percent of 2002 year-to-date revenue as compared to 71.7 percent of 2001 year-to-date revenue. The increase in direct costs as a percentage of revenue in 2002 as compared to 2001 is primarily due to the recession mentioned above which has negatively affected the rates at which the Company bills customers for its services.

         Selling, general and administrative (SG&A) expenses were 25.7 percent of revenue in the second quarter of 2002 as compared to 27.0 percent of revenue in the second quarter of 2001, and 25.7 percent in the 2002 year-to-date period as compared to 29.3 percent in the 2001 year-to-date period. During 2002, due to the adoption of Financial Accounting Standard (FAS) No. 142, the Company discontinued the amortization of its existing goodwill. In the 2001 second quarter and year-to-date period, such amortization totaled approximately $1.0 million and $2.0 million, respectively. If such amortization expense was excluded from the 2001 balances, SG&A expense as a percentage of revenue would have been 25.8 percent in the 2001 second quarter, and 28.1 percent in the 2001 year-to-date period. The decline in SG&A expense year-over-year is due to the Company continuing to align its cost structure to the current level of revenue.

         Operating income was 1.9 percent of revenue in the 2002 second quarter as compared to 1.7 percent of revenue in the 2001 second quarter, and 2.3 percent in the 2002 year-to-date period as compared to an operating loss of 1.0 percent in the 2001 year-to-date period. Without the amortization expense in 2001, operating income would have been 2.8 percent in the second quarter, and
0.1 percent in the year-to-date period. The year-to-date improvement in operating income is primarily due to the significant decrease in SG&A expenses discussed above. Operating income from North American operations was $2.5 million and $5.5 million in the 2002 second quarter and year-to-date period, respectively, while European operations recorded an operating loss of $1.2 million and $ 2.4 million, respectively, in such periods.

         Interest and other expense, net was 1.0 percent of revenue in the 2002 year-to-date period and 1.3 percent in the corresponding 2001 period. The decrease as a percentage of revenue from 2001 to 2002 is primarily due to lower average outstanding indebtedness balances and lower interest rates. The provision (benefit) for income taxes was 39.5 percent in the 2002 year-to-date period and (30.1) percent in the corresponding 2001 period. The provision (benefit) rate in each year is calculated based upon the estimated tax rate (benefit) for the entire year.

         Net income for the second quarter of 2002 was 1.0 percent of revenue or $0.04 per diluted share, compared to a loss of (1.6) percent of revenue or $(0.08) per diluted share in 2001. Net income for the 2002 year-to-date period was 0.8 percent of revenue or $0.07 per diluted share, compared to a loss of (1.6) percent of revenue or $(0.17) per diluted share in 2001. Without the amortization expense, the net loss in the 2001 second quarter would have been (0.4) percent of revenue or $(0.02) per diluted share, and in the 2001 year-to-date period would have been (0.4) percent or revenue or $(0.05) per diluted share. Diluted earnings per share were calculated using 17.0 million and
16.4 million equivalent shares outstanding in 2002 and 2001, respectively. The increase in equivalent shares outstanding in 2002 is due to the dilutive effect of outstanding stock options.

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

         FAS No. 142 is effective for fiscal years beginning after December 15, 2001. Accordingly, the Company adopted this standard as of January 1, 2002, and no longer amortizes its existing goodwill after that date. In conjunction with the adoption of FAS No. 142, the initial valuation of the business unit that relates to the Company's intangible assets was completed by an independent appraisal company during the 2002 second quarter. As a result of this valuation, the Company expects to record, once the final valuation process is completed, a $32 million to $38 million non-cash pre-tax charge for impairment of goodwill in that business unit in the 2002 third quarter.

In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted this standard effective January 1, 2002. During the first quarter of 2002, the Company began to actively market one of its owned properties for sale, and has classified this property as held for sale on its condensed consolidated balance sheet as of June 28, 2002. As the Company does not anticipate a loss on the sale of this property, no adjustment was made to the carrying value of this asset in either the first or second quarter of 2002.

         During the first quarter of 2002, based upon new interpretive guidance issued for the accounting for billable expenses under Emerging Issues Task Force issue No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," the Company began to record its billable expenses on a gross basis as both revenue and direct costs, rather than on a net basis. Such costs totaled $1.9 million and $2.4 million in the second quarter of 2002 and 2001, respectively, and $3.8 million and $4.4 million in the year-to-date periods for 2002 and 2001, respectively. The 2001 revenue and direct cost balances on the condensed consolidated statement of operations have been restated by these amounts from that which was previously reported.

FINANCIAL CONDITION

         Cash provided by operating activities was $2.2 million through the first two quarters of 2002. Net income totaled $1.1 million, and non-cash adjustments primarily consisting of depreciation expense and deferred income taxes totaled $2.2 million. Accounts receivable increased by $0.5 million as compared to December 31, 2001 due to the timing of the collection of outstanding balances in the second quarter of 2002. Prepaid and other assets increased $0.7 million due to payments made in the first half of 2002 that will be amortized in future periods. Accounts payable decreased $0.2 million primarily due to the timing of certain payments. Accrued compensation decreased $2.4 million due to the timing of the US bi-weekly payroll, and fewer total employees. Income taxes payable increased $3.0 million due to the Company having taxable income in the 2002 year-to-date period as compared to a significant loss in the corresponding 2001 period.

         Net property and equipment and property held for sale decreased $0.4 million. Additions to property and equipment were $1.3 million, offset by depreciation expense of $1.9 million, and foreign currency translation adjustments of $0.2 million. The Company has no material commitments for capital expenditures at June 28, 2002.

         Financing activities used $2.1 million of cash through the first two quarters of 2002. Net payments on long-term revolving debt totaled $2.3 million, and the Company received $0.2 million from employees for stock purchased under the Employee Stock Purchase Plan.

         The Company is authorized to repurchase a total of 3.4 million shares of its common stock for treasury and the Company's stock trusts. At June 28, 2002, approximately 3.2 million shares have been repurchased under the authorizations, leaving 0.2 million shares authorized for future purchases. No share purchases have been made in 2002.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is nominally exposed to market risk in the normal course of its business operations. The Company has $13.1 million of borrowings at June 28, 2002 under a revolving credit agreement, which expose the Company to risk of earnings or cash flow loss due to changes in market interest rates. Additionally, as the Company sells its services in North America and in Europe, financial results could be affected by weak economic conditions in those markets.

                           PART II. OTHER INFORMATION


ITEM     6. EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBIT  DESCRIPTION                                              PAGE

         10. Amended and Restated Senior Secured Credit Facilities among Computer Task Group, Inc. and J.P. Morgan Business Credit Corp.

         11.      Statement re: computation of earnings per share

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed during the second quarter of 2002:

         DATE                      DESCRIPTION

         April 9, 2002      Press release entitled "CTG  Announces 2002 First
                            Quarter  Conference Call Information."

         April 15, 2002     Press release entitled "CTG Reports 2002 First
                            Quarter  Financial Results."


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

Date:  August 9, 2002