Form 10-Q/A
period 2002-03-29
COMPUTER TASK GROUP INC
filed 2002-11-12
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2002



                          Commission file number 1-9410
                                                 ------
                        COMPUTER TASK GROUP, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           New York                                      16-0912632
  -----------------------------            -------------------------------------
    (State of incorporation)                  (IRS Employer Identification No.)


  800 Delaware Avenue, Buffalo, New York                   14209
------------------------------------------   -----------------------------------
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

                             PARTS AND ITEMS AMENDED

The registrant hereby amends Part I. Financial Information, Items 1 and 2 and
Part II. Other Information, Item 6, in the registrant's quarterly report on Form 10-Q for the quarterly period ended March 29, 2002 to reflect the adoption of Financial Accounting Standard (FAS) No. 142, "Goodwill and Other Intangible Assets," which requires the cumulative effect of the change in accounting principle to be recorded in the Company's financial results for the quarterly period ended March 29, 2002.

                          PART I. FINANCIAL INFORMATION

ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                      QUARTER ENDED
                                                                                 MARCH 29,         MARCH 30,
                                                                                    2002              2001
                                                                                ------------      ------------
                                                                                    (amounts in thousands,
                                                                                    except per share data)

Revenue                                                                         $ 69,894         $  84,763
Direct costs                                                                      50,149            61,183
Selling, general and administrative expenses                                      17,943            26,802
                                                                                ---------        ---------
Operating income (loss)                                                            1,802            (3,222)
Interest and other income                                                             80               271
Interest and other expense                                                        (1,140)             (998)
                                                                                ---------        ---------
Income (loss) before income taxes and cumulative
   effect of change in accounting principle                                          742            (3,949)
Provision (benefit) for income taxes                                                 293            (2,569)
                                                                                ---------        ---------
Net income (loss) before cumulative effect of change
   accounting principle                                                              449            (1,380)
Cumulative effect of change in accounting principle                              (37,038)                -
                                                                                ---------        ---------
Net loss                                                                        $(36,589)        $  (1,380)
                                                                                =========        =========

Basic net income (loss) per share:

    Income (loss) before cumulative effect of change in accounting principle    $   0.03         $   (0.08)

    Cumulative effect of change in accounting principle                            (2.24)                -
                                                                                ---------        ---------
    Basic loss per share                                                        $  (2.21)        $   (0.08)
                                                                                =========        =========
Diluted net income (loss) per share:
    Income (loss) before cumulative effect of change in accounting principle    $   0.03         $   (0.08)
    Cumulative effect of change in accounting principle                            (2.19)                -
                                                                                ---------        ---------
    Diluted loss per share                                                      $  (2.16)        $   (0.08)

Weighted average shares outstanding:

    Basic                                                                         16,533            16,383
    Diluted                                                                       16,970            16,383




The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                      MARCH 29,         DECEMBER 31,
                                                                                         2002                2001
                                                                                   ---------------------------------
                                                                                        (amounts in thousands)
ASSETS
-------------------------------------------------------------------------------------------------------------------
Current Assets:
     Cash and temporary cash investments                                           $     2,103       $    3,362
     Accounts receivable, net of allowances and reserves                                53,034           51,230
     Prepaids and other                                                                  3,285            2,958
     Deferred income taxes                                                               1,045            1,089
-------------------------------------------------------------------------------------------------------------------
            Total current assets                                                        59,467           58,639

     Property and equipment, net of
        accumulated depreciation and amortization                                       11,081           13,082
     Property held for sale                                                              1,777                -
     Goodwill, net of accumulated amortization                                          37,292           74,735
     Deferred income taxes                                                               2,578            2,660
     Other assets                                                                          640              682
-------------------------------------------------------------------------------------------------------------------
            Total assets                                                           $   112,835       $  149,798
                                                                                   ===========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
Current Liabilities:
     Accounts payable                                                              $     9,094       $    8,193
     Accrued compensation                                                               19,742           24,133
     Income taxes payable                                                                  753                -
     Advance billings on contracts                                                         452              471
     Other current liabilities                                                           6,289            5,531
-------------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                   36,330           38,328

     Long-term debt                                                                     17,745           15,512
     Deferred compensation benefits                                                      8,855            8,794
     Other long-term liabilities                                                           537              537
-------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                           63,467           63,171

Shareholders' Equity:
     Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,017,824 shares issued                                        270              270
     Capital in excess of par value                                                    111,507          111,500
     Retained earnings                                                                  36,784           73,373
     Less:  Treasury stock of 6,148,990 and 6,147,810 shares at cost, respectively     (31,416)         (31,410)
            Stock Trusts of 4,313,609 and 4,338,000 shares at cost, respectively       (59,135)         (59,239)
     Other comprehensive income:
            Foreign currency adjustment                                                 (8,059)          (7,284)
            Minimum pension liability adjustment                                          (583)            (583)
-------------------------------------------------------------------------------------------------------------------
                    Accumulated other comprehensive income                              (8,642)          (7,867)
-------------------------------------------------------------------------------------------------------------------
            Total shareholders' equity                                                  49,368           86,627
-------------------------------------------------------------------------------------------------------------------
            Total liabilities and shareholders' equity                             $   112,835       $  149,798
                                                                                   ===========       ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          QUARTER ENDED
                                                                                    MARCH 29,        MARCH 30,
                                                                                       2002             2001
                                                                                   ------------     ------------
                                                                                      (amounts in thousands)
Cash flows from operating activities:
  Net loss                                                                      $  (36,589)      $    (1,380)
  Adjustments:
    Depreciation expense                                                               992             1,178
    Amortization expense                                                                 -               993
    Change in accounting principle                                                  37,038                 -
    Tax benefit on stock option exercises                                                -                27
    Deferred income taxes                                                              126                 8
    Deferred compensation expense                                                       61                33
    Gain on sale of fixed assets                                                         -               (15)
    Changes in assets and liabilities:
      Increase in accounts receivable                                               (2,079)           (7,009)
      Increase in prepaids and other                                                  (493)             (377)
      Decrease in other assets                                                          42                38
      Increase (decrease) in accounts payable                                          945            (3,171)
      Decrease in accrued compensation                                              (4,353)           (3,082)
      Increase (decrease) in income taxes payable                                      905            (2,859)
      Decrease in advance billings on contracts                                        (19)             (343)
      Increase in other current liabilities                                            769             1,398
      Decrease in other long-term liabilities                                            -               (12)
                                                                                ----------        ----------

Net cash used in operating activities                                               (2,655)          (14,573)
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                                                 (795)             (436)
  Proceeds from sales of fixed assets                                                    -                29
-------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                 (795)             (407)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from long-term revolving debt, net                                        2,233            30,300
  Proceeds from Employee Stock Purchase Plan                                           103               153
  Purchase of stock for treasury                                                        (6)               (6)
  Proceeds from other stock plans                                                        8               124
                                                                                ----------        ----------

Net cash provided by financing activities                                            2,338            30,571
-------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and temporary cash investments                (147)             (729)
                                                                                ----------        ----------

Net increase (decrease) in cash and temporary cash investments                      (1,259)           14,862
Cash and temporary cash investments at beginning of quarter                          3,362             2,562
-------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of quarter                           $    2,103       $    17,424
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

3. Comprehensive Income

     Accumulated other comprehensive income totaled $(8,642,000) and $(7,867,000) at March 29, 2002 and December 31, 2001, respectively. These balances included adjustments of $(775,000) and $(962,000) related to foreign currency translation made in the first quarter of 2002 and 2001, respectively. Total comprehensive loss for the quarters ended March 29, 2002 and March 30, 2001 was $(37,364,000) and $(2,342,000), respectively.

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

     FAS No. 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates a review, at least annually, for impairment. Intangible assets with a determinable useful life will continue to be amortized over their useful lives. FAS No. 142 applies to existing goodwill and intangible assets, and such assets acquired after June 30, 2001. FAS No. 142 was effective for fiscal years beginning after December 15, 2001. Accordingly, the Company adopted this standard as of January 1, 2002, and no longer amortizes its existing goodwill after that date.

     In conjunction with the adoption of FAS No. 142, the initial valuation of the business unit for which the Company's goodwill relates was completed by an independent appraisal company. Such valuation indicated that the carrying value of the business unit was greater than the determined fair value. The goodwill on the Company's balance sheet primarily relates to the acquisition in February 1999 of the healthcare information technology services provider Elumen Solutions, Inc. Although the revenues and profits for this unit dipped in 2000 and 2001, in 2002 the revenues and profits for that unit are similar to when the acquisition was completed in 1999. However, the valuation of technology companies in 1999 was relatively high as compared to the valuations at the beginning of 2002. Accordingly, as a result of the independent appraisal based upon the fair market values of similar companies and the subsequent independent valuation of the implied goodwill, the Company recorded a $37.0 million non-cash charge for impairment of goodwill in that business unit in the Company's financial results for the quarterly period ended March 29, 2002.
There was no tax associated with this impairment as the amortization of this goodwill was not deductible for tax purposes.

     The effect of the amortization of the Company's existing goodwill on net income (loss), and basic and diluted net income (loss) per share for the quarters ended March 29, 2002 and March 30, 2001, respectively, is as follows:


                                                                       For the quarter ended
                                                                   March 29,             March 30,
                                                                     2002                  2001
                                                                     ----                  ----
     NET LOSS:
     Reported net loss                                               $(36,589)          $   (1,380)
     Goodwill amortization                                                  -                  993
                                                                     --------           ----------
         Adjusted net income (loss)                                  $(36,589)          $     (387)
                                                                     ========           ==========


     BASIC NET LOSS PER SHARE:
     Reported basic net loss per share                               $  (2.21)          $    (0.08)
     Goodwill amortization                                                  -                (0.06)
                                                                     --------           ----------
         Adjusted basic net loss per share                           $  (2.21)          $    (0.02)
                                                                     ========           ==========

     DILUTED NET LOSS PER SHARE:
     Reported diluted net loss per share                             $  (2.16)          $    (0.08)
     Goodwill amortization                                                  -                 0.06
                                                                     --------           ----------
        Adjusted diluted net loss per share                          $  (2.16)          $    (0.02)
                                                                     ========           ==========

     Included in the net loss for the quarter ended March 29, 2002 is the charge for the cumulative effect of a change in accounting principle related to the adoption of FAS No. 142 of $37.0 million, or $2.24 per basic share and $2.19 per diluted share. Without this charge, reported net income in 2002 would have been $0.4 million, or $0.03 per basic and diluted share.

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

Quarter ended:                                           March 29,                  March 30,
                                                           2002                       2001
                                                          ------                     ------

Revenue                                           100.0%       $ 69,894      100.0%       $84,763

Direct costs                                       71.7%         50,149       72.2%        61,183

Selling, general, and administrative expenses      25.7%         17,943       31.6%        26,802
-------------------------------------------------------------------------------------------------

Operating income (loss)                             2.6%          1,802       (3.8)%       (3,222)

Interest and other expense, net                    (1.5)%        (1,060)      (0.9)%         (727)
--------------------------------------------------------------------------------------------------
Income (loss) before income taxes and cumulative
   effect of change in accounting principle         1.1%            742       (4.7)%       (3,949)

Provision (benefit) for income taxes                0.5%            293       (3.1)%       (2,569)
--------------------------------------------------------------------------------------------------
Net income (loss) before cumulative effect
   of change in accounting principle                0.6%            449       (1.6)%       (1,380)

Cumulative effect of change in accounting
   principle                                     (53.0)%        (37,038)        0.0%            -
--------------------------------------------------------------------------------------------------
Net loss                                         (52.3)%       $(36,589)      (1.6)%      $(1,380)
                                                 ======        ========       =====       =======

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

     Excluding the cumulative effect of the change in accounting principle, the net income (loss) for the first quarter of 2002 was 0.6 percent of revenue or $0.03 per diluted share, compared to a loss of (1.6) percent of revenue or $(0.08) per diluted share in 2001. Without the amortization expense, the net loss in 2001 would have been (0.5) percent of revenue or $(0.02) per diluted share. Diluted earnings per share were calculated using 17.0 million and 16.4 million equivalent shares outstanding in 2002 and 2001, respectively. The increase in equivalent shares outstanding in 2002 is due to the dilutive effect of outstanding stock options.

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

     FAS No. 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates a review, at least annually, for impairment. Intangible assets with a determinable useful life will continue to be amortized over their useful lives. FAS No. 142 applies to existing goodwill and intangible assets, and such assets acquired after June 30, 2001. FAS No. 142 was effective for fiscal years beginning after December 15, 2001. Accordingly, the Company adopted this standard as of January 1, 2002, and no longer amortizes its existing goodwill after that date.

     In conjunction with the adoption of FAS No. 142, the initial valuation of the business unit for which the Company's goodwill relates was completed by an independent appraisal company. Such valuation indicated that the carrying value of the business unit was greater than the determined fair value. The goodwill on the Company's balance sheet primarily relates to the acquisition in February 1999 of the healthcare information technology services provider Elumen Solutions, Inc. Although the revenues and profits for this unit dipped in 2000 and 2001, in 2002 the revenues and profits for that unit are similar to when the acquisition was completed in 1999. However, the valuation of technology companies in 1999 was relatively high as compared to the valuations at the beginning of 2002. Accordingly, as a result of the independent appraisal based upon the fair market values of similar companies and the subsequent independent valuation of the implied goodwill, the Company recorded a $37.0 million non-cash charge for impairment of goodwill in that business unit in the Company's financial results for the quarterly period ended March 29, 2002.
There was no tax associated with this impairment as the amortization of this goodwill was not deductible for tax purposes.

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

FINANCIAL CONDITION

     Cash used in operating activities was $2.7 million for the first quarter of 2002. Net loss totaled $36.6 million, while the non-cash adjustment for the change in accounting principle totaled $37.0 million, and other non-cash adjustments primarily consisting of depreciation expense and deferred income taxes totaled $1.2 million. Accounts receivable increased by $2.1 million as compared to December 31, 2001 due to the timing of the collection of outstanding balances in the first quarter of 2002. Prepaid and other assets increased $0.5 million due to payments made in the first quarter of 2002 that will be amortized throughout the remainder of the year. Accounts payable increased $0.9 million primarily due to the timing of certain payments. Accrued compensation decreased $4.4 million due to the timing of the US bi-weekly payroll, and fewer total employees.

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

          Election of Directors

          - Two Class II directors (George B. Beitzel and James R. Boldt) and three Class III directors (Randall L. Clark, John M. Palms, and Daniel J. Sullivan) were elected to hold office until the 2005 and 2003 annual meeting of shareholders, respectively, and until their successors are elected and qualified. The results of the voting are as follows:

                                                    Total Vote       Total Vote
                Director                               for            Withheld
                --------                            ----------       ----------

                George B. Beitzel (Class II)        17,813,703       1,375,930

                James R. Boldt  (Class II)          17,100,346       2,089,287

                Randall L. Clark (Class III)        17,858,149       1,331,484

                John M. Palms (Class III)           17,852,429       1,337,204

                Daniel J. Sullivan (Class III)      17,880,035       1,309,598


          - The Class I directors of the Company whose term of office extends until the 2004 annual meeting of shareholders and until their successors are elected and qualified are Randolph A. Marks and R. Keith Elliott.

          Computer Task Group, Incorporated 2000 Equity Award Plan

               Total Vote For                    14,078,775

               Total Vote Against                 3,928,088

               Total Votes Abstained              1,182,770

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit     Description                                         Page
          -------     -----------                                         ----

          11.         Statement re: computation of earnings per share      18

          99.1        Certification Pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002                           19

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



                                       COMPUTER TASK GROUP, INCORPORATED



                                       By:  /s/  Gregory M. Dearlove
                                            ------------------------
                                            Gregory M. Dearlove
                                            Principal Accounting and
                                            Financial Officer

                                            Title:   Vice President and
                                                     Chief Financial Officer


Date: November 11, 2002

                                CERTIFICATION


I, James R. Boldt, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Computer Task Group, Incorporated;

        2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;



Date: November 11, 2002


                                                /s/ James R. Boldt
                                                --------------------------
                                                James R. Boldt
                                                Chairman, President and CEO

                                CERTIFICATION


I, Gregory M. Dearlove, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Computer Task Group, Incorporated;

        2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;



Date: November 11, 2002


                                                /s/ Gregory M. Dearlove
                                                --------------------------
                                                Gregory M. Dearlove
                                                Vice President and CFO