Form 10-Q/A
period 2002-06-28
COMPUTER TASK GROUP INC
filed 2002-11-12
CIK 23111

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
                                                  ------

                        COMPUTER TASK GROUP, INCORPORATED
 ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                New York                                  16-0912632
------------------------------------------    ---------------------------------
          (State of incorporation)            (IRS Employer Identification No.)


    800 Delaware Avenue, Buffalo, New York                14209
--------------------------------------------  ---------------------------------
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

                             PARTS AND ITEMS AMENDED

The registrant hereby amends Part I. Financial Information, Items 1, 2 and Part
II. Other Information, Item 6, in the registrant's quarterly report on Form 10-Q for the quarterly period ended June 28, 2002 to reflect the adoption of Financial Accounting Standard (FAS) No. 142, "Goodwill and Other Intangible Assets," which requires the cumulative effect of the change in accounting principle to be recorded in the Company's year-to-date financial results.

                          PART I. FINANCIAL INFORMATION

ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  FOR THE QUARTER ENDED            FOR THE TWO QUARTERS ENDED
                                                JUNE 28,         JUNE 29,          JUNE 28,          JUNE 29,
                                                  2002             2001              2002              2001
                                                ---------        ---------         ---------         --------
                                                          (amounts in thousands, except per share data)
Revenue                                         $  67,667        $  86,113         $ 137,561         $170,876

Direct costs                                       48,986           61,449            99,135          122,632

Selling, general and administrative expenses       17,374           23,225            35,317           50,027
                                                ---------        ---------         ---------         --------
Operating income (loss)                             1,307            1,439             3,109           (1,783)

Interest and other income                              88              134               168              405

Interest and other expense                           (286)          (1,540)           (1,426)          (2,538)
                                                ----------       ----------        ----------        ---------
Income (loss) before income taxes and
   cumulative effect of change in
   accounting principle                             1,109               33             1,851           (3,916)

Provision (benefit) for income taxes                  438            1,390               731           (1,179)
                                                ---------        ---------         ---------         ---------
Net income (loss) before cumulative effect
   of change in accounting principle                  671           (1,357)            1,120           (2,737)

Cumulative effect of change in
   accounting principle                                 -                -           (37,038)               -
                                                ---------        ---------         ----------        --------

Net income (loss)                               $     671        $  (1,357)        $ (35,918)        $ (2,737)
                                                =========        ==========        ==========        =========
Basic net income (loss) per share:

Income (loss) before cumulative effect
   of change in accounting principle            $     0.04       $   (0.08)        $     0.07        $  (0.17)
Cumulative effect of change in
   accounting principle                                  -                -            (2.24)                -
                                                ----------       ----------        ----------        ---------
Basic net income (loss) per share               $     0.04       $   (0.08)        $   (2.17)        $  (0.17)
                                                ==========       ==========        ==========        =========

Diluted net income (loss) per share:

Income (loss) before cumulative effect
   of change in accounting principle            $     0.04       $   (0.08)        $     0.07        $  (0.17)
Cumulative effect of change in
   accounting principle                                  -                -            (2.18)                -
                                                ----------       ----------        ----------        ---------
Diluted net income (loss) per share             $     0.04       $   (0.08)        $   (2.11)        $  (0.17)
                                                ==========       ==========        ==========        =========

Weighted average shares outstanding:
     Basic                                         16,557           16,418            16,545           16,401
     Diluted                                       17,029           16,418            17,000           16,401




The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                    JUNE 28,       DECEMBER 31,
                                                                                     2002               2001
                                                                                    ---------        ----------
                                                                                       (amounts in thousands)
ASSETS
-------------------------------------------------------------------------------------------------------------------
Current Assets:
    Cash and temporary cash investments                                            $     2,731       $    3,362
    Accounts receivable, net of allowances and reserves                                 52,280           51,230
    Prepaids and other                                                                   3,657            2,958
    Deferred income taxes                                                                1,142            1,089
-------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                         59,810           58,639

    Property and equipment, net of
       accumulated depreciation and amortization                                        10,889           13,082
    Property held for sale                                                               1,777                -
    Goodwill, net of accumulated amortization                                           37,292           74,735
    Deferred income taxes                                                                2,350            2,660
    Other assets                                                                           636              682
-------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                             $  112,754       $  149,798
                                                                                    ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
Current Liabilities:
    Accounts payable                                                               $     8,238       $    8,193
    Accrued compensation                                                                21,985           24,133
    Income taxes payable                                                                 2,802                -
    Advance billings on contracts                                                          377              471
    Other current liabilities                                                            5,707            5,531
-------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                                    39,109           38,328

    Long-term debt                                                                      13,234           15,512
    Deferred compensation benefits                                                       8,864            8,794
    Other long-term liabilities                                                            350              537
-------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                            61,557           63,171

Shareholders' Equity:
    Common stock, par value $.01 per share, 150,000,000
       shares authorized; 27,017,824 shares issued                                         270              270
    Capital in excess of par value                                                     111,516          111,500
    Retained earnings                                                                   37,455           73,373
    Less:  Treasury stock of 6,148,990 and 6,147,810 shares, at cost, respectively     (31,416)         (31,410)
           Stock Trusts of 4,295,983 and 4,338,000 shares, at cost, respectively       (59,060)         (59,239)
    Other comprehensive income:
           Foreign currency adjustment                                                  (6,985)          (7,284)
           Minimum pension liability adjustment                                           (583)            (583)
-------------------------------------------------------------------------------------------------------------------
                Accumulated other comprehensive income                                  (7,568)          (7,867)
-------------------------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                                   51,197           86,627
-------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $   112,754       $  149,798
                                                                                   ===========       ==========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     TWO QUARTERS ENDED
                                                                                 JUNE 28,           JUNE 29,
                                                                                   2002               2001
                                                                                -----------      -----------
                                                                                  (amounts in thousands)
Cash flows from operating activities:
  Net loss                                                                      $  (35,918)      $    (2,737)
  Adjustments:
    Depreciation expense                                                             1,898             2,429
    Amortization expense                                                                 -             1,988
    Change in accounting principle                                                  37,038                 -
    Deferred income taxes                                                              257               890
    Tax benefit from stock option exercises                                              -                27
    Loss on sales or disposals of fixed assets                                           -                32
    Deferred compensation expense                                                       70                79
    Changes in assets and liabilities:
      Increase in accounts receivable                                                 (502)          (11,734)
      Increase in prepaids and other                                                  (690)             (198)
      (Increase) decrease in other assets                                               46              (650)
      Decrease in accounts payable                                                    (211)           (1,779)
      Increase (decrease) in accrued compensation                                   (2,394)            2,146
      Increase (decrease) in income taxes payable                                    2,995            (1,040)
      Decrease in advance billings on contracts                                        (94)             (372)
      Increase (decrease) in other current liabilities                                  27            (2,893)
      Increase (decrease) in other long-term liabilities                              (310)              511
                                                                                -----------      -----------
Net cash provided by (used in) operating activities                                  2,212           (13,301)
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                                               (1,304)           (2,506)
  Proceeds from sales of fixed assets                                                    -                35
-------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                               (1,304)           (2,471)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from (payments on) long-term revolving debt, net                         (2,278)           19,220
  Proceeds from Employee Stock Purchase Plan                                           182               277
  Purchase of stock for treasury                                                        (6)               (6)
  Proceeds from other stock plans                                                       13               124
                                                                                ----------       -----------
Net cash provided by (used in) financing activities                                 (2,089)           19,615
-------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and temporary cash investments                 550              (903)
                                                                                ----------       ------------
Net increase (decrease) in cash and temporary cash investments                        (631)            2,940
Cash and temporary cash investments at beginning of year                             3,362             2,562
-------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of quarter                           $    2,731       $     5,502
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

3.       Comprehensive Income

         Accumulated other comprehensive income totaled $(7,568,000) and $(7,867,000) at June 28, 2002 and December 31, 2001, respectively. Total comprehensive loss for the two quarters ended June 28, 2002 and June 29, 2001 totaled $(35,619,000) and $(4,031,000), respectively. Total comprehensive income
(loss) for the quarters ended June 28, 2002 and June 29, 2001 was $1,745,000 and $(1,689,000), respectively.

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

         In conjunction with the adoption of FAS No. 142, the initial valuation of the business unit for which the Company's goodwill relates was completed by an independent appraisal company. Such valuation indicated that the carrying value of the business unit was greater than the determined fair value. The goodwill on the Company's balance sheet primarily relates to the acquisition in February 1999 of the healthcare information technology services provider Elumen Solutions, Inc. Although the revenues and profits for this unit dipped in 2000 and 2001, in 2002 the revenues and profits for that unit are similar to when the acquisition was completed in 1999. However, the valuation of technology companies in 1999 was relatively high as compared to the valuations at the beginning of 2002. Accordingly, as a result of the independent appraisal based upon the fair market values of similar companies and the subsequent independent valuation of the implied goodwill, the Company recorded a $37.0 million non-cash charge for impairment of goodwill in that business unit in the Company's financial results for the year-to-date period ended June 28, 2002. There was no tax associated with this impairment as the amortization of this goodwill was not deductible for tax purposes.

         The effect of the amortization of the Company's existing goodwill on net income (loss), and basic and diluted net income (loss) per share for the quarters and two quarters ended June 28, 2002 and June 29, 2001, respectively, is as follows:

                                                                         For the quarter ended
                                                                       June 28,          June 29,
                                                                          2002             2001
                                                                       ---------        ---------
     NET INCOME (LOSS):
     Reported net income (loss)                                        $     671        $  (1,357)
     Goodwill amortization                                                     -              995
                                                                       ---------        ---------
         Adjusted net income (loss)                                    $     671        $    (362)
                                                                       =========        ==========
     BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
     Reported basic and diluted net income (loss) per share            $    0.04        $   (0.08)
     Goodwill amortization                                                     -             0.06
                                                                       ---------        ---------
         Adjusted basic and diluted net income (loss) per share        $    0.04        $   (0.02)
                                                                       =========        ==========


                                                                      For the two quarters ended
                                                                            June 28,June 29,
                                                                         2002             2001
                                                                       ---------        --------
     NET INCOME (LOSS):
     Reported net loss                                                 $ (35,918)       $  (2,737)
     Goodwill amortization                                                     -            1,988
                                                                       ---------        ---------
         Adjusted net loss                                             $ (35,918)       $    (749)
                                                                       =========        =========
     BASIC NET LOSS PER SHARE:
     Reported basic net loss per share                                 $   (2.17)       $   (0.17)
     Goodwill amortization                                                     -             0.12
                                                                       ---------        ---------
         Adjusted basic net loss per share                             $   (2.17)       $   (0.05)
                                                                       =========        =========

     DILUTED NET LOSS PER SHARE:
     Reported diluted net loss per share                               $   (2.11)      $    (0.17)
     Goodwill amortization                                                     -             0.12
                                                                       ---------        ---------
         Adjusted diluted net loss per share                           $   (2.11)       $   (0.05)
                                                                       =========        =========



         Included in the net loss for the two quarters ended June 29, 2002 is the charge for the cumulative effect of a change in accounting principle related to the adoption of FAS No. 142 of $37.0 million, or $2.24 per basic share and $2.18 per diluted share. Without this charge, reported, net income in 2002 would have been $1.1 million, or $0.07 per basic and diluted share.

         In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Lon-Lived Assets," which addresses the accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted this standard effective January 1, 2002. During the first quarter of 2002, the Company began to actively market one of its owned properties for sale, and has classified this property as held for sale on its condensed consolidated balance sheet as of June 28, 2002. As the Company does not anticipate a loss on the sale of this property, no adjustment was made to the carrying value of this asset in either the first or second quarter of 2002.



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

FOR THE QUARTER ENDED:                                            JUNE 28,                        JUNE 29,
                                                                    2002                            2001
                                                                   ------                          ------
Revenue                                                    100.0%        $67,667          100.0%       $86,113
Direct costs                                                72.4%         48,986           71.3%        61,449
Selling, general, and administrative expenses               25.7%         17,374           27.0%        23,225
--------------------------------------------------------------------------------------------------------------
Operating income                                             1.9%          1,307            1.7%         1,439
Interest and other expense, net                             (0.3)%          (198)          (1.7)%       (1,406)
---------------------------------------------------------------------------------------------------------------
Income before income taxes                                   1.6%          1,109            0.0%            33
Provision for income taxes                                   0.6%            438            1.6%         1,390
--------------------------------------------------------------------------------------------------------------
Net income (loss)                                            1.0%        $   671           (1.6)%      $(1,357)
                                                             ====        =======           ======      ========


FOR THE TWO QUARTERS ENDED:                                       JUNE 28,                        JUNE 29,
                                                                    2002                            2001
                                                                   ------                          ------
Revenue                                                    100.0%       $137,561          100.0%      $170,876
Direct costs                                                72.0%         99,135           71.7%       122,632
Selling, general, and administrative expenses               25.7%         35,317           29.3%        50,027
--------------------------------------------------------------------------------------------------------------
Operating income (loss)                                      2.3%          3,109           (1.0)%       (1,783)
Interest and other expense, net                             (1.0)%        (1,258)          (1.3)%       (2,133)
---------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and
 cumulative effect of change in accounting
 principle                                                   1.3%          1,851           (2.3)%       (3,916)
Provision (benefit) for income taxes                         0.5%            731           (0.7)%       (1,179)
---------------------------------------------------------------------------------------------------------------
Net income (loss) before cumulative effect of
 change and accounting principle                              0.8%         1,120           (1.6)%       (2,737)

Cumulative effect of change in accounting
 principle                                                  (26.9)%      (37,038)           0.0%            -
---------------------------------------------------------------------------------------------------------------
Net loss                                                    (26.1)%     $(35,918)          (1.6)%      $(2,737)
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

         Net income for the second quarter of 2002 was 1.0 percent of revenue or $0.04 per diluted share, compared to a loss of (1.6) percent of revenue or $(0.08) per diluted share in 2001. Excluding the effect of the change in accounting principle, net income for the 2002 year-to-date period was 0.8 percent of revenue or $0.07 per diluted share, compared to a loss of (1.6) percent of revenue or $(0.17) per diluted share in 2001. Without the amortization expense, the net loss in the 2001 second quarter would have been (0.4) percent of revenue or $(0.02) per diluted share, and in the 2001 year-to-date period would have been (0.4) percent or revenue or $(0.05) per diluted share. Diluted earnings per share were calculated using 17.0 million and
16.4 million equivalent shares outstanding in 2002 and 2001, respectively. The increase in equivalent shares outstanding in 2002 is due additional weighted average shares outstanding and the diluted effect of outstanding stock options.

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

         In conjunction with the adoption of FAS No. 142, the initial valuation of the business unit for which the Company's goodwill relates was completed by an independent appraisal company. Such valuation indicated that the carrying value of the business unit was greater than the determined fair value. The goodwill on the Company's balance sheet primarily relates to the acquisition in February 1999 of the healthcare information technology services provider Elumen Solutions, Inc. Although the revenues and profits for this unit dipped in 2000 and 2001, in 2002 the revenues and profits for that unit are similar to when the acquisition was completed in 1999. However, the valuation of technology companies in 1999 was relatively high as compared to the valuations at the beginning of 2002. Accordingly, as a result of the independent appraisal based upon the fair market values of similar companies and the subsequent independent valuation of the implied goodwill, the Company recorded a $37.0 million non-cash charge for impairment of goodwill in that business unit in the Company's financial results for the year-to-date period ended June 28, 2002. There was no tax associated with this impairment as the amortization of this goodwill was not deductible for tax purposes.

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

FINANCIAL CONDITION

         Cash provided by operating activities was $2.2 million through the first two quarters of 2002. Net loss totaled $35.9 million, while the non-cash adjustment for the change in accounting principle totaled $37.0 million, and other non-cash adjustments primarily consisting of depreciation expense and deferred income taxes totaled $2.2 million. Accounts receivable increased by $0.5 million as compared to December 31, 2001 due to the timing of the collection of outstanding balances in the second quarter of 2002. Prepaid and other assets increased $0.7 million due to payments made in the first half of 2002 that will be amortized in future periods. Accounts payable decreased $0.2 million primarily due to the timing of certain payments. Accrued compensation decreased $2.4 million due to the timing of the US bi-weekly payroll, and fewer total employees. Income taxes payable increased $3.0 million due to the Company having taxable income in the 2002 year-to-date period as compared to a significant loss in the corresponding 2001 period.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit  Description                                              Page
         -------  -----------                                              ----

11.      Statement re: computation of earnings per share                    18

         99.1     Certification Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002                                19

         REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed during the second quarter of 2002:

         Date              Description
         ----              -----------

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

Date:  November 11, 2002

                                 CERTIFICATION


I, James R. Boldt, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Computer Task Group, Incorporated;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;




Date:  November 11, 2002                        /s/  James R. Boldt
                                                   ------------------------
                                                   James R. Boldt
                                                   Chairman, President and CEO

                                 CERTIFICATION


I, Gregory M. Dearlove, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Computer Task Group, Incorporated;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;




Date:  November 11, 2002                        /s/  Gregory M. Dearlove
                                                   ------------------------
                                                   Gregory M. Dearlove
                                                   Vice President and CFO