Form 10-Q
period 2002-09-27
COMPUTER TASK GROUP INC
filed 2002-11-12
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2002



                          Commission file number 1-9410

                        COMPUTER TASK GROUP, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            New York                                     16-0912632
-----------------------------------            -------------------------------
     (State of incorporation)                 (IRS Employer Identification No.)


  800 Delaware Avenue, Buffalo, New York                   14209
--------------------------------------------   --------------------------------
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

                                    Yes  X   No
                                        ---     ---

                  Number of shares of common stock outstanding:

                                                     Shares outstanding
          Title of Each Class                     At September 27, 2002
          -------------------                     ----------------------

        Common stock, par value
            $.01 per share                              20,868,834

                          PART I. FINANCIAL INFORMATION

ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   FOR THE QUARTER ENDED            FOR THE THREE QUARTERS ENDED
                                                  SEPT. 27,        SEPT. 28,         SEPT. 27,        SEPT. 28,
                                                     2002             2001              2002            2001
                                                --------------   --------------   --------------   --------------
                                                          (amounts in thousands, except per share data)

Revenue                                         $  62,149        $  77,122         $ 199,710         $247,998

Direct costs                                       45,250           54,780           144,385          177,412

Selling, general and administrative expenses       16,399           21,275            51,716           71,302
                                                ---------        ---------         ---------         --------

Operating income (loss)                               500            1,067             3,609             (716)

Interest and other income                              38              150               206              555

Interest and other expense                           (305)            (958)           (1,731)          (3,496)
                                                ----------       ----------        ----------        ---------

Income (loss) before income taxes and
   cumulative effect of change in accounting
   principle                                          233              259             2,084           (3,657)

Provision (benefit) for income taxes                   92               77               823           (1,102)
                                                ---------        ---------         ---------         ---------

Net income (loss) before cumulative
   effect of change in accounting principle           141              182             1,261           (2,555)

Cumulative effect of change
   in accounting principle                              -                -           (37,038)               -
                                                ---------        ---------         ----------        --------

Net income (loss)                               $     141        $     182         $ (35,777)        $ (2,555)
                                                =========        =========         ==========        =========


Basic net income (loss) per share:

Income (loss) before cumulative effect
   of change in accounting principle            $   0.01         $    0.01         $   0.08          $ (0.16)
Cumulative effect of change in
   accounting principle                                -                 -            (2.24)                -
                                                --------         ---------         ---------         --------
Basic net income (loss) per share               $   0.01         $    0.01         $  (2.16)         $ (0.16)
                                                ========         =========         =========         ========

Diluted net income (loss) per share:

Income (loss) before cumulative effect
   of change in accounting principle            $   0.01         $    0.01         $   0.08          $ (0.16)
Cumulative effect of change in
   accounting principle                                -                 -            (2.19)                -
                                                --------         ---------         ---------         --------
Diluted net income (loss) per share             $   0.01         $    0.01         $  (2.11)         $ (0.16)
                                                ========         =========         =========         ========




Weighted average shares outstanding:
     Basic                                         16,575           16,443            16,555           16,415
     Diluted                                       16,813           16,443            16,938           16,415





The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                                                                   SEPTEMBER 27,      DECEMBER 31,
                                                                                       2002               2001
                                                                                   -------------      ------------
                                                                                       (amounts in thousands)
ASSETS
------------------------------------------------------------------------------------------------------------------
Current Assets:
    Cash and temporary cash investments                                            $       866       $    3,362
    Accounts receivable, net of allowances and reserves of $1,800,000
       and $2,900,000, respectively                                                     46,427           51,230
    Prepaids and other                                                                   2,990            2,958
    Deferred income taxes                                                                  830            1,089
------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                         51,113           58,639

    Property and equipment, net of
       accumulated depreciation and amortization                                         9,570           13,082
    Property held for sale                                                               2,190                -
    Goodwill, net of accumulated amortization                                           37,292           74,735
    Deferred income taxes                                                                2,163            2,660
    Other assets                                                                           812              682
------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                             $  103,140       $  149,798
                                                                                     =========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Current Liabilities:
    Accounts payable                                                               $     5,920       $    8,193
    Accrued compensation                                                                16,735           24,133
    Income taxes payable                                                                 1,799                -
    Advance billings on contracts                                                          491              471
    Other current liabilities                                                            3,943            5,531
------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                                    28,888           38,328

    Long-term debt                                                                      13,197           15,512
    Deferred compensation benefits                                                       8,799            8,794
    Other long-term liabilities                                                            350              537
------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                            51,234           63,171

Shareholders' Equity:
    Common stock, par value $.01 per share, 150,000,000
       shares authorized; 27,017,824 shares issued                                         270              270
    Capital in excess of par value                                                     111,492          111,500
    Retained earnings                                                                   37,595           73,373
    Less:  Treasury stock of 6,148,990 and 6,147,810 shares, at cost, respectively     (31,416)         (31,410)
           Stock Trusts of 4,268,779 and 4,338,000 shares, at cost, respectively       (58,944)         (59,239)
    Other comprehensive income:
           Foreign currency adjustment                                                  (6,508)          (7,284)
           Minimum pension liability adjustment                                           (583)            (583)
------------------------------------------------------------------------------------------------------------------
                Accumulated other comprehensive income                                  (7,091)          (7,867)
------------------------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                                   51,906           86,627
------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $   103,140       $  149,798
                                                                                   ===========       ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   THREE QUARTERS ENDED
                                                                                SEPT. 27,        SEPT. 28,
                                                                                  2002             2001
                                                                              ------------     -----------
                                                                                 (amounts in thousands)
Cash flows from operating activities:
  Net loss                                                                $  (35,777)      $    (2,555)
  Adjustments:
    Depreciation expense                                                       2,769             3,546
    Amortization expense                                                           -             2,981
    Change in accounting principle                                            37,038                 -
    Deferred income taxes                                                        644             1,546
    Tax benefit from stock option exercises                                        -                27
    Loss on sales, disposals or impairment of fixed assets                       142                71
    Deferred compensation expense                                                  5                49
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                               5,658            (2,982)
      (Increase) decrease in prepaids and other                                  (40)              698
      Increase in other assets                                                  (130)              (58)
      Decrease in accounts payable                                            (2,501)           (3,410)
      Decrease in accrued compensation                                        (7,621)           (2,947)
      Increase (decrease) in income taxes payable                              1,986              (625)
      Increase (decrease) in advance billings on contracts                        20              (198)
      Decrease in other current liabilities                                   (1,337)           (2,952)
      Decrease in other long-term liabilities                                   (187)             (174)
                                                                          -----------      ------------

Net cash provided by (used in) operating activities                              669            (6,983)
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

  Additions to property and equipment                                         (1,624)           (3,324)
  Proceeds from sales of fixed assets                                             21                56
------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                         (1,603)           (3,268)
------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from (payments on) long-term revolving debt, net                   (2,315)           13,808
  Proceeds from Employee Stock Purchase Plan                                     267               411
  Purchase of stock for treasury                                                  (6)               (6)
  Proceeds from other stock plans                                                 20               124
                                                                          ----------       -----------

Net cash provided by (used in) financing activities                           (2,034)           14,337
------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and temporary cash investments           472               (62)
                                                                          ----------       ------------
Net increase (decrease) in cash and temporary cash investments                (2,496)            4,024
Cash and temporary cash investments at beginning of year                       3,362             2,562
------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of quarter                     $      866       $     6,586
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

3. Comprehensive Income

     Accumulated other comprehensive income totaled $(7,091,000) and $(7,867,000) at September 27, 2002 and December 31, 2001, respectively. Total comprehensive (loss) for the three quarters ended September 27, 2002 and September 28, 2001 totaled $(35,001,000) and $(2,858,000), respectively. Total comprehensive income for the quarters ended September 27, 2002 and September 28, 2001 was $618,000 and $1,173,000, respectively.

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

     In conjunction with the adoption of FAS No. 142, the initial valuation of the business unit for which the Company's goodwill relates was completed by an independent appraisal company. Such valuation indicated that the carrying value of the business unit was greater than the determined fair value. The goodwill on the Company's balance sheet primarily relates to the acquisition in February 1999 of the healthcare information technology services provider Elumen Solutions, Inc. Although the revenues and profits for this unit dipped in 2000 and 2001, in 2002 the revenues and profits for that unit are similar to when the acquisition was completed in 1999. However, the valuation of technology companies in 1999 was relatively high as compared to the valuations at the beginning of 2002. Accordingly, as a result of the independent appraisal based upon the fair market values of similar companies and the subsequent independent valuation of the implied goodwill which was completed during the third quarter of 2002, the Company recorded a $37.0 million non-cash charge for impairment of goodwill in that business unit in the Company's year-to-date financial results. There was no tax associated with this impairment as the amortization of this goodwill was not deductible for tax purposes.

     The effect of the amortization of the Company's existing goodwill on net income (loss), and basic and diluted net income (loss) per share for the quarters and three quarters ended September 27, 2002 and September 28, 2001, respectively, is as follows:

                                                                     For the quarter ended
                                                                   Sept. 27,          Sept. 28,
                                                                      2002               2001
                                                                   ----------         --------
     NET INCOME:
     Reported net income                                           $     141        $     182
     Goodwill amortization                                                 -              993
                                                                   ---------        ---------
         Adjusted net income                                       $     141        $   1,175
                                                                   =========        =========

     BASIC AND DILUTED NET INCOME PER SHARE:
     Reported basic and diluted net income per share               $    0.01        $    0.01
     Goodwill amortization                                                 -             0.06
                                                                   ---------        ---------
         Adjusted basic and diluted net income per share           $    0.01        $    0.07
                                                                   =========        =========



                                                                  For the three quarters ended
                                                                   Sept. 27,        Sept. 28,
                                                                     2002             2001
                                                                   ---------        --------
     NET INCOME (LOSS):
     Reported net loss                                             $ (35,777)       $  (2,555)
     Goodwill amortization                                                 -            2,981
                                                                   ---------        ---------
         Adjusted net income (loss)                                $ (35,777)       $     426
                                                                   ==========       =========

     BASIC NET INCOME (LOSS) PER SHARE:
     Reported basic net loss per share                              $  (2.16)       $   (0.16)
     Goodwill amortization                                                 -             0.19
                                                                   ---------        ---------
         Adjusted basic net income (loss) per share                $   (2.16)        $   0.03
                                                                   =========        =========

     DILUTED NET INCOME (LOSS) PER SHARE:
     Reported diluted net loss per share                           $   (2.11)        $  (0.16)
     Goodwill amortization                                                 -             0.19
                                                                   ---------        ---------
         Adjusted diluted net income (loss) per share              $   (2.11)        $   0.03
                                                                   =========        =========


     Included in the net loss for the three quarters ended September 27, 2002 is the charge for the cumulative effect of a change in accounting principle related to the adoption of FAS No. 142 of $37.0 million, or $2.24 per basic share and $2.19 per diluted share. Without this charge, reported net income in 2002 was $1.3 million, or $0.08 per basic and diluted share.

     In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted this standard effective January 1, 2002. During the first quarter of 2002, the Company began to actively market one of its owned properties for sale, and has classified this property as held for sale on its condensed consolidated balance sheet as of September 27, 2002. During the 2002 third quarter, the Company made an adjustment of approximately $0.1 million to the carrying value of this asset in order to write-down the property's value to the anticipated net fair value.

     During the 2002 first quarter, based upon new interpretive guidance issued for the accounting for billable expenses under Emerging Issues Task Force issue No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," the Company began to record its billable expenses on a gross basis as both revenue and direct costs, rather than on a net basis. Such costs totaled $1.6 million and $2.0 million in the third quarter of 2002 and 2001, respectively, and $5.4 million and $6.4 million in the year-to-date periods for 2002 and 2001, respectively. The 2001 revenue and direct cost balances on the condensed consolidated statement of operations have been restated by these amounts from that which was previously reported.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
           FOR THE QUARTER AND THREE QUARTERS ENDED SEPTEMBER 27, 2002

FORWARD-LOOKING STATEMENTS

     Statements included in this Management's Discussion and Analysis of Results of Operations and Financial Condition and elsewhere in this document that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission (SEC). Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the continued need of current and prospective customers for the Company's services, the availability of qualified professional staff, and price and wage inflation.

RESULTS OF OPERATIONS

     To better understand the financial trends of the Company, the following tables set forth data as contained on the condensed consolidated statements of operations, with the percentage information calculated as a percentage of consolidated revenues.


FOR THE QUARTER ENDED:                                  SEPT. 27,                       SEPT. 28,
                                                           2002                            2001
                                                          ------                          ------

Revenue                                           100.0%        $62,149          100.0%       $77,122
Direct costs                                       72.8%         45,250           71.0%        54,780
Selling, general, and administrative expenses      26.4%         16,399           27.6%        21,275
-----------------------------------------------------------------------------------------------------
Operating income                                    0.8%            500            1.4%         1,067
Interest and other expense, net                    (0.4)%          (267)          (1.1)%         (808)
------------------------------------------------------------------------------------------------------
Income before income taxes                          0.4%            233            0.3%           259
Provision for income taxes                          0.2%             92            0.1%            77
-----------------------------------------------------------------------------------------------------
Net income                                          0.2%        $   141            0.2%        $  182
                                                    ====        =======            ====        ======



FOR THE THREE QUARTERS ENDED:                                    SEPT. 27,                       SEPT. 28,
                                                                    2002                            2001
                                                                   ------                          ------

Revenue                                                    100.0%       $199,710          100.0%      $247,998
Direct costs                                                72.3%        144,385           71.5%       177,412
Selling, general, and administrative expenses               25.9%         51,716           28.8%        71,302
--------------------------------------------------------------------------------------------------------------
Operating income (loss)                                      1.8%          3,609           (0.3)%         (716)
Interest and other expense, net                             (0.8)%        (1,525)          (1.2)%       (2,941)
---------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and cumulative
   effect of change in accounting principle                  1.0%          2,084           (1.5)%       (3,657)
Provision (benefit) for income taxes                         0.4%            823           (0.5)%       (1,102)
---------------------------------------------------------------------------------------------------------------
Net income (loss) before cumulative effect of
   change in accounting principle                            0.6%          1,261           (1.0)%       (2,555)
Cumulative effect of change in accounting principle        (18.5)%       (37,038)           -                -
                                                           -------       --------          ------       ------
Net loss                                                   (17.9)%      $(35,777)          (1.0)%      $(2,555)
                                                           =======      =========          ======      ========


     CTG's third quarter 2002 revenue was $62.1 million, a decrease of 19.5 percent when compared to third quarter 2001 revenue of $77.1 million, while 2002 year-to-date revenues were $199.7 million, a decrease of 19.5 percent from 2001 year-to-date revenues of $248.0 million. The year-over-year revenue decrease is a result of the ongoing recession in the technology sector which has had a significant negative effect on customer spending for information technology services. North American revenue decreased by $39.2 million or 18.5 percent in the year-to-date 2002 period as compared to 2001, while revenue from European operations decreased by $9.1 million, or 25.0 percent. The European decrease is also due to a general economic slowdown in the countries in which the Company operates.

     The 2001 to 2002 year-to-date revenue decline was slightly offset by the weakening of the U.S. dollar as compared to the currencies of the Netherlands, Belgium, the United Kingdom, and Luxembourg. If there had been no change in these foreign currency exchange rates from 2001 to 2002, total consolidated revenues would have been $1.2 million lower.

     In November 2000, the Company signed a contract with IBM for three years as one of IBM's national technical service providers for the United States. In the third quarter of 2002, IBM continued to be the Company's largest customer, accounting for $12.2 million or 19.6 percent of total revenue as compared to $17.3 million or 22.4 percent of third quarter 2001 revenue. For the 2002 year-to-date period, revenues from IBM were $38.9 million or 19.5 percent of consolidated revenue, as compared to $63.7 million or 25.7 percent of consolidated 2001 revenues. Although revenues from IBM have been constrained in 2002, the Company expects to continue to derive a significant portion of its revenue from IBM throughout the remainder of 2002 and in future years. While the decline in revenue from IBM has had a negative effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the diversity of the projects performed for IBM and the number of locations and divisions involved.

     Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 72.8 percent of revenue in the third quarter of 2002 as compared to 71.0 percent of third quarter 2001 revenue, and 72.3 percent of 2002 year-to-date revenue as compared to 71.5 percent of 2001 year-to-date revenue. The increase in direct costs as a percentage of revenue in 2002 as compared to 2001 is primarily due to the recession mentioned above which has negatively affected the rates at which the Company bills customers for its services.

     Selling, general and administrative (SG&A) expenses were 26.4 percent of revenue in the third quarter of 2002 as compared to 27.6 percent of revenue in the third quarter of 2001, and 25.9 percent in the 2002 year-to-date period as compared to 28.8 percent in the 2001 year-to-date period. During 2002, due to the adoption of Financial Accounting Standard (FAS) No. 142, the Company discontinued the amortization of its existing goodwill. In the 2001 third quarter and year-to-date period, such amortization totaled approximately $1.0 million and $3.0 million, respectively. If such amortization expense was excluded from the 2001 balances, SG&A expense as a percentage of revenue would have been 26.3 percent in the 2001 third quarter, and 27.5 percent in the 2001 year-to-date period. The decline in SG&A expense year-over-year is due to the Company continuing to align its cost structure to the current level of revenue.

     Operating income was 0.8 percent of revenue in the 2002 third quarter as compared to 1.4 percent of revenue in the 2001 third quarter, and 1.8 percent in the 2002 year-to-date period as compared to an operating loss of (0.3) percent in the 2001 year-to-date period. Without the amortization expense in 2001, operating income would have been 2.7 percent in the third quarter, and 0.9 percent in the year-to-date period. Operating income from North American operations was $1.8 million and $7.3 million in the 2002 third quarter and year-to-date period, respectively, while European operations recorded an operating loss of $1.3 million and $3.7 million, respectively, in such periods.

     Interest and other expense, net was 0.8 percent of revenue in the 2002 year-to-date period and 1.2 percent in the corresponding 2001 period. The decrease as a percentage of revenue from 2001 to 2002 is primarily due to lower average outstanding indebtedness balances and lower interest rates. The provision (benefit) for income taxes was 39.5 percent in the 2002 year-to-date period and (30.1) percent in the corresponding 2001 period. The provision (benefit) rate in each year is calculated based upon the estimated tax rate (benefit) for the entire year.

     Net income for the third quarter of 2002 was 0.2 percent of revenue or $0.01 per diluted share, compared to 0.2 percent of revenue or $0.01 per diluted share in 2001. Net income before the cumulative effect of change in accounting principle for the 2002 year-to-date period was 0.6 percent of revenue or $0.08 per diluted share, compared to a loss of (1.0) percent of revenue or $(0.16) per diluted share in 2001. Without the amortization expense, net income in the 2001 third quarter would have been 1.5 percent of revenue or $0.07 per diluted share and in the 2001 year-to-date period would have been 0.2 percent of revenue or $0.03 per diluted share. Diluted earnings per share were calculated using 16.9 million and 16.4 million equivalent shares outstanding in 2002 and 2001, respectively. The increase in equivalent shares outstanding in 2002 is due to additional weighted average shares outstanding in 2002.

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

     In conjunction with the adoption of FAS No. 142, the initial valuation of the business unit for which the Company's goodwill relates was completed by an independent appraisal company. Such valuation indicated that the carrying value of the business unit was greater than the determined fair value.
The goodwill on the Company's balance sheet primarily relates to the acquisition in February 1999 of the healthcare information technology services provider Elumen Solutions, Inc. Although the revenues and profits for this unit dipped in 2000 and 2001, in 2002 the revenues and profits for that unit are similar to when the acquisition was completed in 1999. However, the valuation of technology company's in 1999 was relatively high as compared to the valuations at the beginning of 2002. Accordingly, as a result of the independent appraisal based upon the fair market values of similar companies and the subsequent independent valuation of the implied goodwill which was completed during the third quarter of 2002, the Company recorded a $37.0 million non-cash charge for impairment of goodwill in that business unit in the Company's year-to-date financial results. There was no tax associated with this impairment as the amortization of this goodwill was not deductible for tax purposes.

     In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted this standard effective January 1, 2002. During the first quarter of 2002, the Company began to actively market one of its owned properties for sale, and has classified this property as held for sale on its condensed consolidated balance sheet as of September 27, 2002. During the 2002 third quarter, the Company made an adjustment of approximately $0.1 million to the carrying value of this asset in order to write-down the property's value to the anticipated net fair value.

     During the first quarter of 2002, based upon new interpretive guidance issued for the accounting for billable expenses under Emerging Issues Task Force issue No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," the Company began to record its billable expenses on a gross basis as both revenue and direct costs, rather than on a net basis. Such costs totaled $1.6 million and $2.0 million in the third quarter of 2002 and 2001, respectively, and $5.4 million and $6.4 million in the year-to-date periods for 2002 and 2001, respectively. The 2001 revenue and direct cost balances on the condensed consolidated statement of operations have been restated by these amounts from that which was previously reported.

CRITICAL ACCOUNTING POLICIES

     The SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure of Critical Accounting Policies" (FR No. 60) in December 2001 which requires companies to disclose those accounting policies that include estimates which could be of a critical nature. In evaluating FR No. 60, CTG has determined that its sole critical accounting estimates involve the valuation of its existing goodwill balance. As previously discussed, FAS No. 142 discontinued the practice of amortizing goodwill and indefinite-lived intangible assets and initiated a review, at least annually, for impairment. With the adoption of FAS No. 142 in 2002, CTG recorded a charge of $37.0 million representing the cumulative effect of the change in accounting principle. Going forward, the remaining goodwill balance will be evaluated annually or more frequently if facts and circumstances indicate impairment may exist. These evaluations will be based on estimates and assumptions which analyze the appraised value of similar transactions from which the goodwill arose; the appraised value of similar companies, and estimates of future discounted cash flows. The estimates and assumptions on which the Company's evaluations are based necessarily involve judgements and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events. Changes in future evaluations could lead to additional impairment charges.

FINANCIAL CONDITION

     Cash provided by operating activities was $0.7 million through the first three quarters of 2002. Net loss totaled $(35.8) million, while the non-cash adjustment for the change in accounting principle totaled $37.0 million, and other non-cash adjustments primarily consisting of depreciation expense and deferred income taxes totaled $3.6 million. Accounts receivable decreased by $5.7 million as compared to December 31, 2001 due to the timing of the collection of outstanding balances in the third quarter of 2002. Accounts payable decreased $2.5 million and other current liabilities decreased $1.3 million primarily due to the timing of certain payments. Accrued compensation decreased $7.6 million due to the timing of the US bi-weekly payroll, and fewer total employees. Income taxes payable increased $2.0 million due to the Company having taxable income in the 2002 year-to-date period as compared to a significant loss in the corresponding 2001 period.

     Net property and equipment and property held for sale decreased $1.3 million. Additions to property and equipment were $1.6 million, offset by depreciation expense of $2.8 million, and foreign currency translation adjustments of $0.1 million. The Company has no material commitments for capital expenditures at September 27, 2002.

     Financing activities used $2.0 million of cash through the first three quarters of 2002. Net payments on long-term revolving debt totaled $2.3 million, and the Company received $0.3 million from employees for stock purchased under the Employee Stock Purchase Plan.

     The Company is authorized to repurchase a total of 3.4 million shares of its common stock for treasury and the Company's stock trusts. At September 27, 2002, approximately 3.2 million shares have been repurchased under the authorizations, leaving 0.2 million shares authorized for future purchases. No share purchases have been made in 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is nominally exposed to market risk in the normal course of its business operations. The Company has $13.0 million of borrowings at September 27, 2002 under a revolving credit agreement, which expose the Company to risk of earnings or cash flow loss due to changes in market interest rates. Additionally, as the Company sells its services in North America and in Europe, financial results could be affected by weak economic conditions in those markets.

ITEM 4. CONTROLS AND PROCEDURES

     Based upon an evaluation completed within 90 days prior to the filing of this report with the SEC, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering and disclosing information as required for reports filed under the Securities and Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBIT  DESCRIPTION                                                                  PAGE

         11.    Statement re: computation of earnings per share                                 17

         99.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002         18

         REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed during the third quarter of 2002:

         DATE                      DESCRIPTION

         July 8, 2002              Press release entitled "CTG Announces 2002 Second Quarter
                                   Conference Call Information"

         July 15, 2002             Press release entitled "CTG Reports 2002 Second Quarter
                                   Financial Results"

         September 16, 2002        Press release entitled "CTG  Announces Completion of Valuation of Intangible Assets and Comments on Expected 2002 Third
                                   Quarter Results"



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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which periodic reports are being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

          c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. any significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002


                                              /s/ James R. Boldt
                                              ------------------
                                              James R. Boldt
                                              Chairman, President and CEO

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which periodic reports are being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

          c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. any significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002


                                             /s/  Gregory M. Dearlove
                                             ------------------------
                                             Gregory M. Dearlove
                                             Vice President and CFO