Form 10-K
period 2002-12-31
COMPUTER TASK GROUP INC
filed 2003-03-27
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
       (Mark One)
          x           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002 OR

                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         ----          SECURITIES EXCHANGE ACT OF 1934
                       For the Transition period from _______ to _______

                           Commission File No. 1-9410

                        COMPUTER TASK GROUP, INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

    State of New York                                    16-0912632
---------------------------                  ----------------------------------
 (State of incorporation)                    (I.R.S.Employer Identification No.)


800 Delaware Avenue, Buffalo, New York                    14209
--------------------------------------       ----------------------------------
(Address of principal executive offices)                (Zip Code)

                                             (716) 882-8000
                            --------------------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES [X] NO [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates at June 28, 2002 was $80.2 million. Solely for the purposes of this calculation, all persons who are or may be executive officers or directors of the Registrant and all persons who have filed a Schedule 13D or Schedule 13G with respect to the Registrant's stock have been deemed to be affiliates.

The total number of shares of Common Stock of the Registrant outstanding at March 26, 2003 was 20,868,834.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in the following parts of this report: Parts II and IV - the Registrant's 2002 Annual Report to Shareholders; Part III - the Registrant's definitive Proxy Statement as filed with the Securities and Exchange Commission and as used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 8, 2003.

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

ITEM 1.  BUSINESS

Computer Task Group, Incorporated (the Company, CTG, or the Registrant) was incorporated in Buffalo, New York on March 11, 1966, and its corporate headquarters are located at 800 Delaware Avenue, Buffalo, New York 14209 (716-882-8000). CTG is an international information technology (IT) solutions and staffing company. CTG employs approximately 2,800 people worldwide and serves customers through an international network of offices in North America and Europe. During 2002, the Company had seven operating subsidiaries: CTG Services, Inc., CTG HealthCare Solutions (Kansas), Inc., and Computer Task Group of Canada, Inc., primarily providing services in North America, and Computer Task Group Belgium N.V., Computer Task Group Luxembourg S.A., Computer Task Group Nederland B.V., and Computer Task Group (U.K.) Ltd. primarily providing services in Europe.

The Company's web site can be found at www.ctg.com, and the periodic and current reports filed by the Company with the Securities and Exchange Commission can be found at www.sec.gov.

BACKGROUND

The Company operates in one industry segment, providing IT services to its clients. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. Approximately
86.2 percent of consolidated 2002 revenue of $263.3 million was generated in North America and 13.8 percent in Europe. The Company promotes a portion of its services through four vertical market focus areas: Technology Service Providers, Financial Services, HealthCare and Retail. CTG provides three primary services to all of the markets that it serves. A brief discussion of these services is as follows:

     - IT STAFFING: CTG recruits, retains, and manages IT talent for its clients. The Company services both large organizations with multiple locations and high-volume IT requirements, and companies that need to augment their own staff on a flexible basis. Our recruiting organization works with customers to define their requirements and develop the most competitive pricing to meet those requirements.

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

International Business Machines Corporation (IBM) is CTG's largest customer. CTG provides services to various IBM divisions in approximately 85 locations. In November 2000, CTG signed a contract with IBM for three years as one of IBM's national technical service providers for the United States. This contract covered 95 percent of the total services provided to IBM by CTG in 2002. IBM accounted for a total of $51.9 million or 19.7 percent of 2002 consolidated revenue; $78.3 million or 24.5 percent of 2001 consolidated revenue; and a total of $95.4 million or 26.9 percent of CTG's 2000 consolidated revenue. Although revenues from IBM were constrained in 2002, the Company expects to continue to derive a significant portion of its business from IBM in 2003 and future years. While the decline in revenue from IBM has had a negative impact on the Company's revenue and profits, the Company believes the simultaneous loss of all IBM business is unlikely to occur due to the diversity of the projects performed for IBM and the number of locations and divisions involved.

The Company has registered its symbol and logo with the U.S. Patent and Trademark Office. It has entered into agreements with various software and hardware vendors from time to time in the normal course of business, none of which are material to the business.

No employees are covered by a collective bargaining agreement or are represented by a labor union. CTG is an equal opportunity employer.

PRICING AND BACKLOG

The majority of CTG's services are performed on a time-and-materials basis. Rates vary based on the type and level of skill required by the customer, as well as geographic location. Agreements for work performed on a time-and-materials basis generally do not specify any dollar amount as services are rendered on an "as required" basis.

The Company performs a portion of its business on a monthly fee basis, as well as a small portion of its project business on a fixed-price basis. These contracts generally have different terms and conditions regarding cancellation and warranties, and are usually negotiated based on the unique aspects of the project. Contract value for fixed-price contracts is generally a function of the type and level of skills required to complete the related project and the risk associated with the project. Risk is a function of the project deliverable, completion date and CTG's management and staff performance. Fixed-price contracts accounted for under the percentage of completion method represented approximately two percent of 2002, one percent of 2001, and two percent of 2000 total consolidated revenues, respectively. Revenue from all fixed-price contracts, including those accounted for under the percentage of completion method and on a monthly fee basis, represented 14 percent, 12 percent, 15 percent of consolidated revenue in 2002, 2001, and 2000, respectively. As of December 31, 2002 and 2001, the backlog for fixed-price and all managed-support contracts was approximately $49.6 million and $79.3 million, respectively. Approximately 74.8 percent of the December 31, 2002 backlog of $49.6 million, or $37.1 million, is expected to be earned in 2003. Of the $79.3 million of backlog at December 31, 2001, approximately 51.6 percent, or $40.9 million was earned in 2002. Revenue is subject to seasonal variations, with a minor downturn in months of high vacation and legal holidays (July, August, and December). Backlog does not tend to be seasonal, however, it does fluctuate based upon the timing of long-term contracts.

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

CTG has implemented a Global Management System, with a goal to achieve continuous, measured improvements in services and deliverables. As part of this program, CTG has developed specific methodologies for providing high value services that result in unique solutions and specified deliverables for its clients. The Company believes these methodologies will enhance its ability to compete. CTG initially achieved worldwide ISO 9001:1994 certification in June 2000. CTG received its worldwide ISO 9001:2000 in January 2003. The Company believes it is the only IT services company of its size to achieve worldwide certification.

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS

                                                                       (amounts in thousands)
                                                               2002              2001             2000
                                                              ------            ------           ------

Revenue from Unaffiliated Customers:
     North America                                        $   226,824      $   273,724       $   293,339
     Europe                                                    36,452           46,489            61,507
                                                          -----------      -----------       -----------
                                                          $   263,276      $   320,213       $   354,846
                                                          ===========      ===========       ===========

Operating Income (Loss):
     North America                                        $    19,577      $    15,618       $     8,127
     Europe                                                    (3,698)          (2,399)            2,410
     Corporate and other                                      (11,857)         (12,805)          (16,182)
                                                          ------------     ------------      ------------
                                                          $     4,022      $       414       $    (5,645)
                                                          ===========      ===========       ============

Identifiable Assets:
     North America                                        $    79,816      $   127,227       $   133,841
     Europe                                                     9,866           10,958            15,947
     Corporate and Other (1)                                    9,502           11,303            12,579
                                                          -----------      -----------       -----------
                                                          $    99,184      $   149,488       $   162,367
                                                          ===========      ===========       ===========

      (1) Corporate and other identifiable assets consist principally of cash and temporary cash investments and other assets.

EXECUTIVE OFFICERS OF THE COMPANY

                                                                      Period During               Other Positions
                                                                     Which Served as              and Offices with
Name                   Age      Office                            Executive Officer (1)              Registrant
----                   ---      ------                            --------------------            ----------------
As of December 31, 2002, the following individuals were executive officers of the Company:

James R. Boldt          51      Chairman, President and           June 21, 2001 for President,
                                Chief Executive Officer           July 16, 2001 for Chief
                                                                  Executive Officer,
                                                                  May 2002 for Chairman,
                                                                  all to date                        Director

                                Executive Vice President          February 2001 to June 2001

                                Vice President, Strategic         December 2000 to
                                Staffing                          September 2001

                                Acting Chief Executive Officer    June 2000 to November 2000

                                Vice President and                February 12, 1996 to
                                Chief Financial Officer             October 1, 2001

Arthur W. Crumlish      48      Vice President                    September 24, 2001 to date         None

Gregory M. Dearlove     48      Vice President,                   October 1, 2001 to date            Treasurer
                                Chief Financial Officer

Filip J.L. Gyde         42      Vice President                    October 1, 2000 to date            None

Thomas J. Niehaus       41      Vice President                    July 22, 1999 to date              None

Newton Parkes           55      Vice President                    October 28, 2002 to date           None

Peter P. Radetich       49      Vice President,                   April 28, 1999 to date             Secretary
                                General Counsel

(1) Business Experience

Mr. Boldt was appointed president and joined CTG's Board of Director's on June 21, 2001, and was appointed chief executive officer on July 16, 2001. Mr. Boldt became the Company's Chairman in May 2002. Mr. Boldt joined the Company as a vice president, chief financial officer and treasurer in February 1996.

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

Mr. Parkes joined the Company in October 2002 as a vice president, and is currently responsible for the Company's North American operations. Prior to joining the Company, Mr. Parkes was a regional vice president for Ciber from June 1997 until May 2002.

Mr. Radetich joined the Company in June 1988 as associate general counsel, and was promoted to general counsel and secretary in April 1999.

ITEM 2.  PROPERTIES

The Company owns and occupies a headquarters building at 800 Delaware Avenue, and an office building at 700 Delaware Avenue, both located in Buffalo, New York. The corporate headquarters consists of approximately 40,000 square feet and is occupied by corporate administrative operations. The office building consists of approximately 39,000 square feet and is also occupied by corporate administrative operations. These assets are pledged as collateral for the Company's revolving line of credit, due in 2005.

The Company also owns a 37,000 square foot building in Melbourne, Florida with a net book value of $2.2 million, which, for approximately eight months in 2002, was leased to a third party under a one-year lease. During the first quarter of 2002, the Company began to actively market this property for sale, and has classified this property as held for sale on its consolidated balance sheet. During 2002, the Company made an adjustment of approximately $0.1 million to the carrying value of this asset in order to write-down the property's value to the anticipated net fair value.

The remainder of the Company's locations are leased facilities. Most of these facilities serve as sales and support offices and their size varies, generally in the range of 250 to 25,000 square feet, with the number of people employed at each office. The Company's lease terms generally vary from periods of less than a year to five years and generally have flexible renewal options. The Company believes that its present owned and leased facilities are adequate to support its current and anticipated future needs.

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

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Information relating to the market for, and market prices of, the Company's Common Stock, the approximate number of Company shareholders, and the Company's dividend history for the past two years is included under the caption "Stock Market Information" in the Company's Annual Report to Shareholders for the year ended December 31, 2002, submitted herewith as an exhibit, and incorporated herein by reference.

Information relating to equity compensation plans approved by security holders, including the number of securities to be issued upon the exercise of outstanding options, the weighted-average exercise price of outstanding options, and the number of securities remaining available for future issuance under such equity compensation plans is included in Note 10. Stock Option Plans in the Company's Annual Report to Shareholders for the year ended December 31, 2002, submitted herewith as an exhibit, and incorporated herein by reference.

At December 31, 2002, the Company does not have any outstanding rights or warrants. Additionally, there are no equity compensation plans that have not been approved by security holders.

ITEM 6.   SELECTED FINANCIAL DATA

A five-year summary of certain financial information relating to the financial condition and results of operations of the Company is included under the caption "Consolidated Summary - Five-Year Selected Financial Information" in the Company's Annual Report to Shareholders for the year ended December 31, 2002, submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is included in the Company's Annual Report to Shareholders for the year ended December 31, 2002, under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not have any off balance sheet market risk sensitive instruments for which disclosure is required, and historically the Company has not been subject to material effects from foreign currency exchange rate fluctuations. Information about the Company's long-term debt can be found in footnote No. 4, Debt in the footnotes to the consolidated financial statements in the Company's Annual Report to Shareholders for the year ended December 31, 2002, submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the required Supplementary Data Information are included in the Company's Annual Report to Shareholders for the year ended December 31, 2002, submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in response to this item is incorporated herein by reference to the information set forth under "Election of Directors" and under "Section 16(a) Beneficial Ownership Reporting" in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 2003 annual meeting of shareholders to be held on May 8, 2003, except insofar as information with respect to executive officers is presented in Part I, Item 1 hereof pursuant to General Instruction G(3) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information in response to this item is incorporated herein by reference to the information under the caption "Executive Compensation and Other Information" presented in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 2003 annual meeting of shareholders to be held on May 8, 2003, excluding the Compensation Committee Report on Executive Compensation and the Company's Performance Graph.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in response to this item is incorporated herein by reference to the information under the caption "Security Ownership of the Company's Common Shares by Certain Beneficial Owners and by Management" presented in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 2003 annual meeting of shareholders to be held on May 8, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in response to this item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" presented in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 2003 annual meeting of shareholders to be held on May 8, 2003.

ITEM 14.  CONTROLS AND PROCEDURES

Based upon an evaluation completed within 90 days prior to the filing of this annual report with the SEC, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering and disclosing information as required for reports filed under the Securities and Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Company's disclosure controls and procedures and internal controls provide reasonable, but not absolute, assurance that all deficiencies in design or operation of these control systems, or all instances of errors or fraud, will be prevented or detected. These control systems are designed to provide reasonable assurance of achieving the goals or these systems in light of our resources and nature of our business operations. These control systems remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions.




                                      III-1

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  Index to Financial Statements and Financial Statement Schedules

(1) The following Consolidated Financial Statements and related information are incorporated by reference from the 2002 Annual Report to Shareholders, submitted herewith as Exhibit 13:

                                                              2002 Annual Report
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


(2)  Index to Consolidated Financial Statement Schedules

                                                                2002 Form 10-K
                                                                Page Reference
                                                                --------------

     Independent Auditors' Report                                    IV-2

     Financial statement schedule:

     Valuation and Qualifying Accounts
         (Schedule II)                                               IV-3

(B)  Reports on Form 8-K or Form 8-K/A

     During the quarter ended December 31, 2002, the Company filed Form 8-K or Form 8-K/A reports on the following dates regarding the following matters:

     October 8, 2002 - Press release entitled "CTG Announces 2002 Third Quarter Conference Call Information"

     October 14, 2002 - Press release entitled "CTG Reports 2002 Third Quarter Financial Results"

     November 12, 2002 - Form 8 - K/A which modified the diluted per share information contained in the October 14, 2002 press release

(C)  Exhibits

     The Exhibits to this Form 10-K Annual Report are listed on the attached
     Exhibit Index appearing on pages E-1 to E-3.

(D)  Other Financial Statement Schedules

     None

                          INDEPENDENT AUDITORS' REPORT








To the Board of Directors and Shareholders of Computer Task Group, Incorporated
Buffalo, New York


We have audited the consolidated financial statements of Computer Task Group, Incorporated (the "Company") and subsidiaries as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 5, 2003, which report expresses an unqualified opinion and includes an explanatory paragraph regarding an accounting change for goodwill; such financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Computer Task Group, Incorporated and subsidiaries, listed in Item
15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






DELOITTE & TOUCHE LLP
Buffalo, New York
February 5, 2003



                                      IV-2

                        COMPUTER TASK GROUP, INCORPORATED
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)





                                                     Balance at                                           Balance at
Description                                          January 1         Additions      Deductions          December 31
-----------                                          ----------        ---------      ----------          -----------
2002
ACCOUNTS DEDUCTED FROM ASSETS

  Allowance for Doubtful Accounts                    $   2,366         $      57  (A)   $ (1,253)  (A)    $   1,170

  Reserve for Projects                               $     487         $      50        $   (137)         $     400


2001
ACCOUNTS DEDUCTED FROM ASSETS

  Allowance for Doubtful Accounts                    $   1,923         $     543  (A)   $   (100)  (A)    $   2,366

  Reserve for Projects                               $     531         $       -        $    (44)         $     487


2000
ACCOUNTS DEDUCTED FROM ASSETS

  Allowance for Doubtful Accounts                    $   2,310         $       -        $   (387)  (A)    $   1,923

  Reserve for Projects                               $     891         $       -        $   (360)         $     531





(A) Reflects additions charged to costs and expenses, less deductions for accounts written off or collected, and translation adjustments.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By  /s/ James R. Boldt
    -----------------------
James R. Boldt,
Chairman, President and Chief Executive Officer

Dated:  March 26, 2003


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

Signature                                                     Title                              Date
---------                                                     -----                              ----

(i)      Principal Executive Officer:                         Chairman, President
                                                              and Chief Executive Officer        March 26, 2003

         /s/ James R. Boldt
         -----------------------------------
         (James R. Boldt)

(ii)     Principal Accounting and                             Vice President and                 March 26, 2003
         Financial Officer                                    Chief Financial Officer

         /s/ Gregory M. Dearlove
         ---------------------------
         (Gregory M. Dearlove)

(iii)    Directors

         /s/ George B. Beitzel                                Director                           March 26, 2003
         ---------------------------
         (George B. Beitzel)

         /s/ James R. Boldt                                   Director                           March 26, 2003
         -----------------------------------
         (James R. Boldt)

         /s/ Randall L. Clark                                 Director                           March 26, 2003
         ---------------------------
         (Randall L. Clark)

         /s/ R. Keith Elliott                                 Director                           March 26, 2003
         -----------------------------------
         (R. Keith Elliott)

         /s/ Randolph A. Marks                                Director                           March 26, 2003
         ---------------------------
         (Randolph A. Marks)

         /s/ John M. Palms                                    Director                           March 26, 2003
         ---------------------------
         (John M. Palms)

         /s/ Daniel J. Sullivan                               Director                           March 26, 2003
         ---------------------------
         (Daniel J. Sullivan)


                                  CERTIFICATION

I, James R. Boldt, certify that:

     1. I have reviewed this annual report on Form 10-K of Computer Task Group, Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003


                                                 /s/ James R. Boldt
                                                 ---------------------------
                                                 James R. Boldt
                                                 Chairman, President and CEO

                                  CERTIFICATION

I, Gregory M. Dearlove, certify that:

     1. I have reviewed this Annual report on Form 10-K of Computer Task Group, Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 26, 2003


                                              /s/ Gregory M. Dearlove
                                              -----------------------
                                              Gregory M. Dearlove
                                              Vice President and CFO

                                  EXHIBIT INDEX


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

-----------------------------------------------------------------------------------------------------------------------------------

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

                                                                                                     Page Number
Exhibit               Description                                                                   or (Reference)
-------               -----------                                                                   --------------

10.      (f)          Description of Disability Insurance and Health                                      (4)
                      Arrangements for Executive Officers.

         (g)          2002 Key Employee Compensation Plans.                                               (5)

         (h)          Computer Task Group, Incorporated Non-Qualified Key Employee                        (2)
                      Deferred Compensation Plan

         (i)          1991 Restricted Stock Plan                                                          (6)

         (j)          Computer Task Group, Incorporated 2000 Equity Award Plan                            (7)

         (k)          Executive Supplemental Benefit Plan 1997 Restatement                                (6)

         (l)          First Amendment to the Computer Task Group, Incorporated
                      Executive Supplemental Benefit Plan 1997 Restatement                                (6)

         (m)          Executive Compensation Plans and Arrangements.                                      19

         (n)          Change in Control Agreement, dated July 16, 2001, between
                      the Registrant and James R. Boldt                                                   (6)

         (o)          Employment Agreement, dated July 16, 2001, between the
                      Registrant and James R. Boldt                                                       (6)

         (p)          First Employee Stock Purchase Plan (Eighth Amendment and
                      Restatement)                                                                        20


------------------------------------------------------------------------------------------------------------------------------------

         (4)          Filed as an Exhibit to Amendment No. 1 to Registration Statement No. 2-71086 on Form S-7
                      filed on March 24, 1981, and incorporated herein by reference.

         (5)          Included in the Registrant's definitive Proxy Statement dated April 2003 on page 9 under the caption entitled "Annual Cash Incentive Compensation," and incorporated herein by reference.

         (6)          Filed as an Exhibit to the  Registrant's  Annual Report on Form 10-K for the year ended
                      December 31, 2001, and incorporated herein by reference.

         (7)          Included in the Registrant's definitive Proxy Statement dated March 22, 2002 as Exhibit A, and incorporated herein by reference.


                                                                                                     Page Number
Exhibit               Description                                                                   or (Reference)
-------               -----------                                                                   --------------

11.                   Statement re:  computation of per share earnings                                      23

12.                   Statement re:  computation of ratios                                                  *

13.                   Annual Report to Shareholders                                                         24

16.                   Letter re:  change in certifying accountant.                                          *

18.                   Letter re:  change in accounting principles.                                          *

21.                   Subsidiaries of the Registrant.                                                       60

22.                   Published report regarding matters submitted to a vote                                *
                      of security holders.

23.                   Consent of experts and counsel.                                                       61

24.                   Power of Attorney.                                                                    *

99.1                  Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                 62

------------------------------------------------------------------------------------------------------------------------------------



                                       E-3