Form 10-Q
period 2003-03-28
COMPUTER TASK GROUP INC
filed 2003-05-12
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2003



                          Commission file number 1-9410
                                                 ------

                        COMPUTER TASK GROUP, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                New York                                 16-0912632
--------------------------------------------  ----------------------------------
        (State of incorporation)              (IRS Employer Identification No.)


    800 Delaware Avenue, Buffalo, New York                 14209
--------------------------------------------   --------------------------------
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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes  X    No
                                                -----     -----

                  Number of shares of common stock outstanding:

                                               Shares outstanding
               Title of each class              at March 28, 2003
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

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    QUARTER ENDED
                                                               MARCH 28,        MARCH 29,
                                                                 2003             2002
                                                               --------         --------
                                                                 (amounts in thousands,
                                                                 except per share data)


Revenue                                                        $ 63,862         $ 69,894
Direct costs                                                     47,154           50,149
Selling, general and administrative expenses                     16,286           17,943
                                                               --------         --------
Operating income                                                    422            1,802
Interest and other income                                            27               80
Interest and other expense                                         (225)          (1,140)
                                                               --------         --------
Income before income taxes and cumulative
   effect of change in accounting principle                         224              742
Provision for income taxes                                           94              293
                                                               --------         --------
Net income before cumulative effect of change in
   accounting principle                                             130              449
Cumulative effect of change in accounting principle                   -          (37,038)
                                                               --------         --------
Net income (loss)                                              $    130         $(36,589)
                                                               ========         ========

Basic net income (loss) per share:
   Net income before cumulative effect of change in
      accounting principle                                     $   0.01         $   0.03
    Cumulative effect of change in accounting principle               -            (2.24)
                                                               --------         --------
    Basic net income (loss) per share                          $   0.01         $  (2.21)
                                                               ========         ========

Diluted net income (loss) per share:
    Net income before cumulative effect of change in
      accounting principle                                     $   0.01         $   0.03
    Cumulative effect of change in accounting principle               -            (2.19)
                                                               --------         --------
    Diluted net income (loss) per share                        $   0.01         $  (2.16)
                                                               ========         ========

Weighted average shares outstanding:
    Basic                                                        16,623           16,533
    Diluted                                                      16,765           16,970




The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                    MARCH 28,        DECEMBER 31,
                                                                                      2003               2002
                                                                                   -----------       ------------
                                                                                       (amounts in thousands)
ASSETS
----------------------------------------------------------------------------------------------------------------------
Current Assets:
     Cash and temporary cash investments                                           $     2,881       $       69
     Accounts receivable, net                                                           46,855           43,696
     Prepaids and other                                                                  3,199            2,406
     Deferred income taxes                                                                 569              623
----------------------------------------------------------------------------------------------------------------------
            Total current assets                                                        53,504           46,794

Property and equipment, net of accumulated depreciation                                  8,387            8,939
Property held for sale                                                                   2,190            2,190
Goodwill                                                                                35,678           35,678
Deferred income taxes                                                                    4,330            4,412
Other assets                                                                               721            1,171
----------------------------------------------------------------------------------------------------------------------
            Total assets                                                           $   104,810       $   99,184
                                                                                   ===========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
Current Liabilities:
     Accounts payable                                                              $     7,211       $    6,520
     Accrued compensation                                                               16,961           19,139
     Advance billings on contracts                                                         225              359
     Other current liabilities                                                           4,240            4,163
----------------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                   28,637           30,181

Long-term debt                                                                          15,641            8,497
Deferred compensation benefits                                                           7,496            7,786
Other long-term liabilities                                                                350              350
----------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                           52,124           46,814

Shareholders' Equity:
     Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,017,824 shares issued                                        270              270
     Capital in excess of par value                                                    111,433          111,465
     Retained earnings                                                                  37,827           37,697
     Less:  Treasury stock of  6,148,990 shares at cost                                (31,416)         (31,416)
            Stock Trusts of 4,222,612 and 4,313,609 shares at cost, respectively       (58,747)         (58,848)
     Accumulated other comprehensive income:
            Foreign currency adjustment                                                 (5,999)          (6,116)
            Minimum pension liability adjustment                                          (682)            (682)
----------------------------------------------------------------------------------------------------------------------
                    Accumulated other comprehensive income                              (6,681)          (6,798)
----------------------------------------------------------------------------------------------------------------------
            Total shareholders' equity                                                  52,686           52,370
----------------------------------------------------------------------------------------------------------------------
            Total liabilities and shareholders' equity                             $   104,810       $   99,184
                                                                                   ===========       ==========






The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       QUARTER ENDED
                                                                                MARCH 28,         MARCH 29,
                                                                                   2003             2002
                                                                                ----------       -----------
                                                                                   (amounts in thousands)
Cash flows from operating activities:
  Net income (loss)                                                             $      130       $   (36,589)
  Adjustments:
    Depreciation expense                                                               942               992
    Change in accounting principle                                                       -            37,038
    Deferred income taxes                                                              136               126
    Deferred compensation                                                             (290)               61
    Changes in assets and liabilities:
      Increase in accounts receivable                                               (3,051)           (2,079)
      Increase in prepaids and other                                                  (761)             (493)
      Decrease in other assets                                                         450                42
      Increase in accounts payable                                                     628               945
      Decrease in accrued compensation                                              (2,207)           (4,353)
      Increase in income taxes payable                                                   -               905
      Decrease in advance billings on contracts                                       (134)              (19)
      Increase in other current liabilities                                             55               769
                                                                                ----------       -----------


Net cash used in operating activities                                               (4,102)           (2,655)
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                                                 (624)             (795)
  Proceeds from sales of fixed assets                                                  262                 -
---------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                 (362)             (795)
---------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from long-term revolving debt, net                                        7,144             2,233
  Proceeds from Employee Stock Purchase Plan                                            69               103
  Purchase of stock for treasury                                                         -                (6)
  Proceeds from other stock plans                                                        -                 8
                                                                                ----------       -----------

Net cash provided by financing activities                                            7,213             2,338
---------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and temporary cash investments                  63              (147)
                                                                                ----------       -----------

Net increase (decrease) in cash and temporary cash investments                       2,812            (1,259)
Cash and temporary cash investments at beginning of quarter                             69             3,362
---------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of quarter                           $    2,881       $     2,103
                                                                                ==========       ===========






The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





1.       Financial Statements

         The condensed consolidated financial statements included herein reflect, in the opinion of the management of Computer Task Group, Incorporated ("CTG" or "the Company"), all normal recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows for the periods presented. Certain amounts in the prior period's condensed consolidated financial statements have been reclassified to conform to the current year presentation.

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

3.       Comprehensive Income

         Accumulated other comprehensive income totaled $(6,681,000) and $(6,798,000) at March 28, 2003 and December 31, 2002, respectively. These balances included adjustments of $117,000 and $(775,000) related to foreign currency translation made in the first quarter of 2003 and 2002, respectively. Total comprehensive income (loss) for the quarters ended March 28, 2003 and March 29, 2002 was $247,000 and $(37,364,000), respectively.

4.       Stock-Based Employee Compensation

         The Company accounts for its stock-based employee compensation plans in accordance with the provisions of Financial Accounting Standard (FAS) No. 123, "Accounting for Stock-Based Compensation," and FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which allows entities to continue to apply the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, no stock-based employee compensation cost is reflected in the net income or loss of the Company for the periods presented in these condensed consolidated financial statements, as all options granted by the Company had an exercise price that was equal to or greater than the underlying common stock at the date of grant.

         The following table details the effect on net income (loss) and basic and diluted net income (loss) per share as if the Company had adopted the fair value recognition provisions of FAS No. 123 as they apply to stock-based employee compensation:


                                                                   FOR THE QUARTER ENDED
                                                                 MARCH 28,        MARCH 29,
                                                                   2003             2002
                                                              --------------    ------------
                                                                (amounts in thousands,
                                                                 except per share data)

Net income (loss), as reported                                $       130       $  (36,589)
Stock-based employee compensation
   expense as calculated under the fair
   value method for all awards, net of tax                            343              376
                                                              --------------    ------------
Pro forma net loss                                            $      (213)      $  (36,965)
                                                              ==============    ============
Basic net income (loss) per share:
   As reported                                                $        0.01     $     (2.21)
                                                              ==============    ============
   Pro forma                                                  $       (0.01)    $     (2.24)
                                                              ==============    ============
Diluted net income (loss) per share:
   As reported                                                $        0.01     $     (2.16)
                                                              ==============    ============
   Pro forma                                                  $       (0.01)    $     (2.18)
                                                              ==============    ============

Pro forma amounts for compensation cost may not be indicative of the effects on earnings for future quarters.

5.       Accounting Standards Pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued FAS No. 141, "Business Combinations," and FAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted these standards as of January 1, 2002. In conjunction with the required adoption of FAS No. 142, the initial valuation of the business unit for which the Company's goodwill relates was completed in 2002 by management with the assistance of an independent appraisal company. Such valuation indicated that the carrying value of the business unit was greater than the determined fair value. The goodwill on the Company's balance sheet primarily related to the acquisition in February 1999 of the healthcare information technology services provider Elumen Solutions, Inc. Although the revenues and profits for this unit dipped in 2000 and 2001, in 2002 the revenues and profits for that unit were similar to when the acquisition was completed in 1999. However, the valuation of technology companies in 1999 was relatively high as compared to the valuations at the beginning of 2002. Accordingly, as a result of the valuation which considered the fair market values of similar companies, the Company recorded a $37.0 million non-cash charge for impairment of goodwill in that business unit in the Company's 2002 year-to-date financial results, as a cumulative effect of a change in accounting principle. There was no tax associated with this impairment as the amortization of this goodwill was not deductible for tax purposes.

         As of January 1, 2003, the Company completed its annual valuation of the business unit to which the Company's goodwill relates. This valuation indicated that the estimated fair value of the business unit exceeded the carrying value of this unit. Accordingly, the Company believes no additional impairment is required to be recorded in its condensed consolidated financial results.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 28, 2003




Forward-Looking Statements
--------------------------

         Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the anticipated growth of the information technology (IT) industry, the continued need of current and prospective customers for the Company's services, the availability of qualified professional staff, and price and wage inflation.

Results of Operations
---------------------

         To better understand the financial trends of the Company, the following table sets forth data as contained on the condensed consolidated statements of operations, with the percentage information calculated as a percentage of consolidated revenues.


Quarter ended:                                                  March 28,                       March 29,
                                                                  2003                            2002
                                                                 ------                          ------

Revenue                                                    100.0%       $ 63,862           100.0%      $ 69,894
Direct costs                                                73.8%         47,154            71.7%        50,149
Selling, general, and administrative expenses               25.5%         16,286            25.7%        17,943
---------------------------------------------------------------------------------------------------------------

Operating income                                             0.7%            422             2.6%         1,802
Interest and other expense, net                             (0.3)%          (198)           (1.5)%       (1,060)
----------------------------------------------------------------------------------------------------------------
Income  before income taxes and cumulative
   effect of change in accounting principle                  0.4%            224             1.1%           742
Provision for income taxes                                   0.2%             94             0.5%           293
---------------------------------------------------------------------------------------------------------------
Net income before cumulative effect of
   change in accounting principle                            0.2%            130             0.6%           449
Cumulative effect of change in accounting principle            -               -           (52.9)%      (37,038)
-----------------------------------------------------------------------------------------------------------------

Net income (loss)                                            0.2%       $    130           (52.3)%     $(36,589)
                                                           =====        ========           =====       ========

         CTG's first quarter 2003 revenue was $63.9 million, a decrease of 8.6 percent when compared to first quarter 2002 revenue of $69.9 million. The year-over-year revenue decrease is a result of the ongoing recession in the technology sector which has had a significant negative effect on customer spending for information technology services. North American revenue decreased by $6.5 million or 10.7 percent in 2003 as compared to 2002, while revenue from European operations increased by $0.5 million, or 5.4 percent. The European increase is largely due to a significant increase in foreign currency exchange rates as compared to the U.S. dollar, offset by a general economic slowdown in the countries in which the Company operates. First quarter 2003 revenue, however, approximated fourth quarter 2002 revenue of $63.6 million despite three fewer billing days in the 2003 period. The increase in daily revenue in the 2003 first quarter is primarily due to the increase in demand for staffing services in North America.

         The 2002 to 2003 quarter-to-quarter revenue decline was partially offset by the weakening of the U.S. dollar as compared to the currencies of the Netherlands, Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate. If there had been no change in these foreign currency exchange rates from the first quarter of 2002 to 2003, total consolidated revenues would have been $1.6 million lower.

         In November 2000, the Company signed a contract with IBM for three years as one of IBM's national technical service providers for the United States. In the first quarter of 2003, IBM continued to be the Company's largest customer, accounting for $13.6 million or 21.2 percent of total revenue as compared to $13.8 million or 19.7 percent of first quarter 2002 revenue, and $13.0 million or 20.5 percent of fourth quarter 2002 revenue. The Company expects to continue to derive a significant portion of its revenue from IBM throughout the remainder of 2003 and in future years. While the modest decline in revenue from IBM has had a negative effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the diversity of the projects performed for IBM and the number of locations and divisions involved.

         Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 73.8 percent of revenue in the first quarter of 2003 as compared to 71.7 percent of first quarter 2002 revenue. The increase in direct costs as a percentage of revenue in 2003 as compared to 2002 is primarily due to the costs, including severance of approximately $0.3 million, associated with the reduction of unutilized personnel in the Company's European operations and the recession previously mentioned, which has adversely affected the rates at which the company bills customers for its services. During the first quarter of 2003, the Company's European operations recorded a gain of approximately $0.2 million for the curtailment of a defined benefit plan. This gain was recorded as an offset to direct costs during the quarter.

         Selling, general and administrative (SG&A) expenses were 25.5 percent of revenue in the first quarter of 2003 as compared to 25.7 percent of revenue in the first quarter of 2002. The decline in SG&A expense year-over-year is due to the Company continuing to align its cost structure to the current level of revenue. Operating income from North America and Corporate operations was $0.9 million in the first quarter of 2003 and $3.0 million in the first quarter of 2002, while European operations recorded an operating loss of $0.5 million and $1.2 million in the first quarters of 2003 and 2002, respectively.

         Interest and other expense, net was 0.3 percent of revenue in the first quarter of 2003 and 1.5 percent in the first quarter of 2002. The decrease as a percentage of revenue from 2002 to 2003 is primarily due to lower average outstanding indebtedness balances, and significantly lower interest rates in 2003. The provision for income taxes was 42.0 percent in 2003 and 39.5 percent in 2002. The provision rate in each year is calculated based upon the estimated tax rate for the entire year.

                  Net income for the first quarter of 2003 was 0.2 percent of revenue or $0.01 per diluted share, compared to net income before the cumulative effect of change in accounting principle for the first quarter of 2002 of 0.6 percent of revenue or $0.03 per diluted share. Including the cumulative effect of the change in accounting principle in 2002, the net loss was 52.3 percent of revenue or $2.21 per basic and $2.16 per diluted share. Diluted earnings per share were calculated using 16.8 and 17.0 million equivalent shares outstanding in 2003 and 2002, respectively. The decrease in equivalent shares outstanding in 2003 is due to a lesser dilutive effect of outstanding stock options.

Critical Accounting Policies
----------------------------

         CTG has determined that its sole critical accounting estimate involves the valuation of its existing goodwill balance. With the required adoption of FAS No. 142 in 2002, CTG recorded a charge of $37.0 million, representing the cumulative effect of the change in accounting principle. Going forward, the remaining goodwill balance will be evaluated annually or more frequently if facts and circumstances indicate impairment may exist. These evaluations will be based on estimates and assumptions that may analyze the appraised value of similar transactions from which the goodwill arose, the appraised value of similar companies, or estimates of future discounted cash flows. The estimates and assumptions on which the Company's evaluations are based necessarily involve judgments and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events.

         As of January 1, 2003, the Company completed its annual valuation of the business unit to which the Company's goodwill relates. This valuation indicated that the estimated fair value of the business unit exceeded the carrying value of this unit. Accordingly, the Company believes no additional impairment is required to be recorded in its consolidated financial results. Changes in future valuations, however, could lead to additional impairment charges.

Financial Condition and Liquidity
---------------------------------

         Cash used by operating activities was $4.1 million for the first quarter 2003. Net income totaled $0.1 million, and other non-cash adjustments, primarily consisting of depreciation expense and deferred income taxes, totaled $1.1 million. Accounts receivable increased by $3.1 million as compared to December 31, 2002 primarily due to the timing of the collection of outstanding balances in the first quarter of 2003, which resulted in an increase in days sales outstanding of two days to 67 days from 65 days at December 31, 2002. Accounts payable increased $0.6 million, and other current liabilities increased $0.1 million, primarily due to the timing of certain payments. Accrued compensation decreased $2.2 million due to the timing of the U.S. bi-weekly payroll.

         Net property and equipment and property held for sale decreased $0.6 million. Additions to property and equipment were $0.6 million, offset by depreciation expense of $0.9 and proceeds from the sales of fixed assets of $0.3 million. The Company has no significant commitments for capital expenditures at March 28, 2003.

         Financing activities provided $7.2 million of cash in the first quarter of 2003. Net proceeds from long-term revolving debt totaled $7.1 million, and the Company received $0.1 million from employees for stock purchased under the Employee Stock Purchase Plan.

         The Company is authorized to repurchase a total of 3.4 million shares of its common stock for treasury and the Company's stock trusts. At March 28, 2003, approximately 3.2 million shares have been repurchased under the authorizations, leaving 0.2 million shares authorized for future purchases. No share purchases were made in 2003.

         At March 28, 2003, consolidated shareholders' equity totaled $52.7 million, which is an increase of $0.3 million from December 31, 2002. The increase is primarily due to net income of $0.1 million, and the effect of foreign currency translation of $0.1 million.

         The Company believes existing internally available funds, cash potentially generated by operations, and available borrowings under the Company's revolving line of credit totaling approximately $35.4 million at March 28, 2003 will be sufficient to meet foreseeable working capital, capital expenditure, and possible stock repurchases, and to allow for future internal growth and expansion.

         The Company did not have any related party transactions in either the first quarter of 2003 or 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is nominally exposed to market risk in the normal course of its business operations. The Company has $15.6 million of borrowings at March 28, 2003 under a revolving credit agreement, which expose the Company to risk of earnings or cash flow loss due to changes in market interest rates. Based upon average bank borrowings of $15.9 million during the first quarter of 2003, a one percentage point increase or decrease in market interest rates would increase or decrease the Company's interest expense by $159,000. Additionally, as the Company sells its services in North America and in Europe, financial results could be affected by weak economic conditions in those markets.

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

Based upon an evaluation completed within 90 days prior to the filing of this quarterly report with the SEC, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering and disclosing information as required for reports filed under the Securities and Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Company's disclosure controls and procedures and internal controls provide reasonable, but not absolute, assurance that all deficiencies in design or operation of these control systems, or all instances of errors or fraud, will be prevented or detected. These control systems are designed to provide reasonable assurance of achieving the goals of these systems in light of the Company's resources and nature of the Company's business operations. These control systems remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions.

                           PART II. OTHER INFORMATION
                           --------------------------



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of shareholders was held on May 8, 2003, at the Company's Headquarters, 800 Delaware Avenue, Buffalo, New York at 10:00 a.m.

          The Company submitted for shareholder approval the election of three Class III directors.

          Election of Directors

          - Three Class III directors (Randall L. Clark, John M. Palms, and Daniel J. Sullivan) were elected to hold office until the 2006 annual meeting of shareholders and until their successors are elected and qualified. The results of the voting are as follows:

                                                          Total Vote                Total Vote
                   Director                                  For                     Withheld
                   --------                             -------------              -----------

                   Randall L. Clark (Class III)            16,653,488                282,095

                   John M. Palms (Class III)               16,653,488                282,095

                   Daniel J. Sullivan (Class III)          16,653,488                282,095

          - The Class I directors of the Company whose term of office extends until the 2004 annual meeting of shareholders and until their successors are elected and qualified are Randolph A. Marks and R. Keith Elliott.

          - The Class II directors of the Company whose term of office extends until the 2005 annual meeting of shareholders and until their successors are elected and qualified are George B. Beitzel and James R. Boldt.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit    Description                                         Page
          -------    -----------                                         ----

          11.        Statement re: computation of earnings per share      16

          99.1       Certification Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002                           17

          Reports on Form 8-K
          -------------------

          The following reports on Form 8-K were filed during the first quarter of 2003:

          Date                Description
          ----                -----------

          February 4, 2003    Press release entitled "CTG Announces 2002
                              Fourth Quarter Conference Call Information."

          February 10, 2003   Press release entitled "CTG Reports 2002 Fourth
                              Quarter and Annual Results."


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


Date:  May 12, 2003

                                  CERTIFICATION

I, James R. Boldt, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Computer Task Group, Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003

                              /s/ James R. Boldt
                              ------------------
                              James R. Boldt
                              Chairman, President and Chief Executive Officer

                                  CERTIFICATION

I, Gregory M. Dearlove, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Computer Task Group, Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003

                               /s/  Gregory M. Dearlove
                               ------------------------
                               Gregory M. Dearlove
                               Vice President and Chief Financial Officer