Form 10-Q
period 2003-06-27
COMPUTER TASK GROUP INC
filed 2003-07-21
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2003



                          Commission file number 1-9410
                                                 ------


                        COMPUTER TASK GROUP, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             New York                                 16-0912632
----------------------------------      ----------------------------------------
       (State of incorporation)            (IRS Employer Identification No.)


 800 Delaware Avenue, Buffalo, New York                  14209
---------------------------------------     -----------------------------------
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

                                                       Shares outstanding
         Title of each class                            at June 27, 2003
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
                                   (UNAUDITED)

                                                              FOR THE QUARTER ENDED    FOR THE TWO QUARTERS ENDED
                                                              JUNE 27,      JUNE 28,     JUNE 27,     JUNE 28,
                                                                2003          2002        2003          2002
                                                              ---------    ---------    ---------    ---------
                                                                (amounts in thousands, except per share data)

Revenue                                                       $  64,057    $  67,667    $ 127,919    $ 137,561
Direct costs                                                     46,834       48,986       93,988       99,135
Selling, general and administrative expenses                     15,988       17,374       32,274       35,317
                                                              ---------    ---------    ---------    ---------
Operating income                                                  1,235        1,307        1,657        3,109
Interest and other income                                            20           88           47          168
Interest and other expense                                         (465)        (286)        (690)      (1,426)
                                                              ---------    ---------    ---------    ---------
Income before income taxes and cumulative
   effect of change in accounting principle                         790        1,109        1,014        1,851
Provision for income taxes                                          332          438          426          731
                                                              ---------    ---------    ---------    ---------
Net income before cumulative effect of change in
   accounting principle                                             458          671          588        1,120
Cumulative effect of change in accounting principle                   -            -            -      (37,038)
                                                              ---------    ---------    ---------    ---------
Net income (loss)                                             $     458    $     671    $     588    $ (35,918)
                                                              =========    =========    =========    =========

Basic net income (loss) per share:
   Net income before cumulative effect of change in
      accounting principle                                    $    0.03    $    0.04    $    0.04    $    0.07
    Cumulative effect of change in accounting principle               -            -            -        (2.24)
                                                              ---------    ---------    ---------    ---------
    Basic net income (loss) per share                         $    0.03    $    0.04    $    0.04    $   (2.17)
                                                              =========    =========    =========    =========

Diluted net income (loss) per share:
    Net income before cumulative effect of change in
      accounting principle                                    $    0.03    $    0.04    $    0.04    $    0.07
    Cumulative effect of change in accounting principle               -            -            -        (2.18)
                                                              ---------    ---------    ---------    ---------
    Diluted net income (loss) per share                       $    0.03    $    0.04    $    0.04    $   (2.11)
                                                              =========    =========    =========    =========

Weighted average shares outstanding:
    Basic                                                        16,646       16,557       16,635       16,545
    Diluted                                                      16,711       17,029       16,738       17,000




The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     JUNE 27,        DECEMBER 31,
                                                                                       2003              2002
                                                                                   -----------       ------------
                                                                                       (amounts in thousands)
ASSETS
-----------------------------------------------------------------------------------------------------------------
Current Assets:
     Cash and temporary cash investments                                           $     1,968       $       69
     Accounts receivable, net                                                           46,839           43,696
     Prepaids and other                                                                  2,846            2,406
     Deferred income taxes                                                                 497              623
-----------------------------------------------------------------------------------------------------------------
            Total current assets                                                        52,150           46,794

Property and equipment, net of accumulated depreciation                                  8,110            8,939
Property held for sale                                                                       -            2,190
Goodwill                                                                                35,678           35,678
Deferred income taxes                                                                    4,270            4,412
Other assets                                                                               663            1,171
-----------------------------------------------------------------------------------------------------------------
            Total assets                                                           $   100,871       $   99,184
                                                                                   ===========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------
Current Liabilities:
     Accounts payable                                                              $     8,121       $    6,520
     Accrued compensation                                                               19,449           19,139
     Advance billings on contracts                                                         146              359
     Other current liabilities                                                           4,211            4,163
-----------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                   31,927           30,181

Long-term debt                                                                           7,643            8,497
Deferred compensation benefits                                                           7,499            7,786
Other long-term liabilities                                                                  -              350
-----------------------------------------------------------------------------------------------------------------
            Total liabilities                                                           47,069           46,814

Shareholders' Equity:
     Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,017,824 shares issued                                        270              270
     Capital in excess of par value                                                    111,392          111,465
     Retained earnings                                                                  38,285           37,697
     Less:  Treasury stock of 6,148,990 shares at cost                                 (31,416)         (31,416)
            Stock Trusts of 4,201,609 and 4,246,337 shares at cost, respectively       (58,657)         (58,848)
     Accumulated other comprehensive income:

            Foreign currency adjustment                                                 (5,390)          (6,116)
            Minimum pension liability adjustment                                          (682)            (682)
-----------------------------------------------------------------------------------------------------------------
                    Accumulated other comprehensive income                              (6,072)          (6,798)
-----------------------------------------------------------------------------------------------------------------
            Total shareholders' equity                                                  53,802           52,370
-----------------------------------------------------------------------------------------------------------------
            Total liabilities and shareholders' equity                             $   100,871       $   99,184
                                                                                   ===========       ==========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    TWO QUARTERS ENDED
                                                                                 JUNE 27,         JUNE 28,
                                                                                   2003             2002
                                                                                ----------       ----------
                                                                                   (amounts in thousands)
Cash flows from operating activities:
  Net income (loss)                                                             $      588       $   (35,918)
  Adjustments:
    Depreciation expense                                                             1,790             1,898
    Change in accounting principle                                                       -            37,038
    Deferred income taxes                                                              230               257
    Loss on sales of property and equipment                                            225                 -
    Deferred compensation                                                             (287)               70
    Changes in assets and liabilities:
      Increase in accounts receivable                                               (2,451)             (502)
      Increase in prepaids and other                                                  (344)             (690)
      Decrease in other assets                                                         508                46
      Increase (decrease) in accounts payable                                        1,366              (211)
      Increase (decrease) in accrued compensation                                       77            (2,394)
      Increase in income taxes payable                                                  61             2,995
      Decrease in advance billings on contracts                                       (213)              (94)
      Increase (decrease) in other current liabilities                                 (69)               27
      Decrease in other long-term liabilities                                         (350)             (310)
                                                                                ----------       -----------

Net cash provided by operating activities                                            1,131             2,212
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property and equipment                                               (1,118)           (1,304)
  Proceeds from sales of fixed assets                                                2,267                 -
-----------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                                  1,149            (1,304)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Payments on long-term revolving debt, net                                           (854)           (2,278)
  Proceeds from Employee Stock Purchase Plan                                           118               182
  Purchase of stock for treasury                                                         -                (6)
  Proceeds from other stock plans                                                        -                13
                                                                                ----------       -----------
Net cash used in financing activities                                                 (736)           (2,089)
-----------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and temporary cash investments                 355               550
                                                                                ----------       -----------
Net increase (decrease) in cash and temporary cash investments                       1,899              (631)
Cash and temporary cash investments at beginning of year                                69             3,362
-----------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of quarter                           $    1,968       $     2,731
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

3.   Comprehensive Income

     Accumulated other comprehensive income totaled $(6,072,000) and $(6,798,000) at June 27, 2003 and December 31, 2002, respectively. These balances included adjustments of $726,000 and $299,000 related to foreign currency translation in the two quarters ended June 27, 2003 and June 28, 2002, respectively. Total comprehensive income for the quarters ended June 27, 2003 and June 28, 2002 was $1,067,000 and $1,162,000, respectively, while total comprehensive income (loss) for the two quarters ended June 27, 2003 and June 28, 2002 totaled $1,314,000 and $(35,619,000), respectively.

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

     The following table details the effect on net income (loss) and basic and diluted net income (loss) per share as if the Company had adopted the fair value recognition provisions of FAS No. 123 as they apply to stock-based employee compensation:

                                                     FOR THE QUARTER ENDED
                                                  JUNE 27,          JUNE 28,
                                                    2003              2002
                                                  --------          --------
                                                     (amounts in thousands,
                                                     except per share data)

Net income, as reported                          $       458       $      671
Stock-based employee compensation
   expense as calculated under the fair
   value method for all awards, net of tax               328              421
                                                 -----------       ----------
Pro forma net income                             $       130       $      250
                                                 ===========       ==========
Basic net income per share:
   As reported                                   $      0.03       $     0.04
                                                 ===========       ==========
   Pro forma                                     $      0.01       $     0.02
                                                 ===========       ==========
Diluted net income per share:
   As reported                                   $      0.03       $     0.04
                                                 ===========       ==========
   Pro forma                                     $      0.01       $     0.01
                                                 ===========       ==========

                                                  FOR THE TWO QUARTERS ENDED
                                                  JUNE 27,          JUNE 28,
                                                    2003              2002
                                                  --------          --------
                                                     (amounts in thousands,
                                                     except per share data)

Net income (loss), as reported                   $       588       $  (35,918)
Stock-based employee compensation
   expense as calculated under the fair
   value method for all awards, net of tax               671              797
                                                 -----------       ----------
Pro forma net loss                               $       (83)      $  (36,715)
                                                 ===========       ==========
Basic net income (loss) per share:
   As reported                                   $      0.04       $    (2.17)
                                                 ===========       ==========
   Pro forma                                     $         -       $    (2.22)
                                                 ===========       ==========
Diluted net income (loss) per share:
   As reported                                   $      0.04       $    (2.11)
                                                 ===========       ==========
   Pro forma                                     $         -       $    (2.16)
                                                 ===========       ==========


Pro forma amounts for compensation cost may not be indicative of the effects on earnings for future quarters.

5.   Accounting Standards Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued FAS No. 141, "Business Combinations," and FAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted these standards as of January 1, 2002. In conjunction with the required adoption of FAS No. 142, the initial valuation of the business unit for which the Company's goodwill relates was completed in 2002 by management with the assistance of an independent appraisal company. Such valuation indicated that the carrying value of the business unit was greater than the determined fair value. The goodwill on the Company's balance sheet primarily related to the acquisition in February 1999 of the healthcare information technology services provider Elumen Solutions, Inc. Although the revenues and profits for this unit decreased in 2000 and 2001, in 2002 the revenues and profits for that unit were similar to when the acquisition was completed in 1999. However, the valuation of technology companies in 1999 was relatively high as compared to the valuations at the beginning of 2002. Accordingly, as a result of the valuation which considered the fair market values of similar companies, the Company recorded a $37.0 million non-cash charge for impairment of goodwill in that business unit in the Company's 2002 year-to-date financial results, as a cumulative effect of a change in accounting principle. There was no tax associated with this impairment as the amortization of this goodwill was not deductible for tax purposes.

     As of January 1, 2003, the Company completed its annual valuation of the business unit to which the Company's goodwill relates. This valuation indicated that the estimated fair value of the business unit exceeded the carrying value of this unit. Accordingly, the Company believes no additional impairment is required to be recorded in its condensed consolidated financial results.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              FOR THE QUARTER AND TWO QUARTERS ENDED JUNE 27, 2003


Forward-Looking Statements

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



FOR THE QUARTER ENDED                                    JUNE 27,                      JUNE 28,
                                                          2003                           2002
                                                 ---------------------          -------------------

Revenue                                          100.0%      $  64,057          100.0%     $  67,667
Direct costs                                      73.1%         46,834           72.4%        48,986
Selling, general, and administrative expenses     25.0%         15,988           25.7%        17,374
----------------------------------------------------------------------------------------------------
Operating income                                   1.9%          1,235            1.9%         1,307
Interest and other expense, net                   (0.7)%          (445)          (0.3)%         (198)
----------------------------------------------------------------------------------------------------
Income before income taxes                         1.2%            790            1.6%         1,109
Provision for income taxes                         0.5%            332            0.6%           438
----------------------------------------------------------------------------------------------------
Net income                                         0.7%      $     458            1.0%     $     671
                                                  ====       =========           ====      =========



FOR THE TWO QUARTERS ENDED                                  JUNE 27,                   JUNE 28,
                                                              2003                      2002
                                                      ---------------------     -------------------

Revenue                                               100.0%      $ 127,919     100.0%     $ 137,561
Direct costs                                           73.5%         93,988      72.0%        99,135
Selling, general, and administrative expenses          25.2%         32,274      25.7%        35,317
----------------------------------------------------------------------------------------------------
Operating income                                        1.3%          1,657       2.3%         3,109
Interest and other expense, net                        (0.5)%          (643)     (0.9)%       (1,258)
-----------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
   effect of change in accounting principle             0.8%          1,014       1.4%         1,851
Provision for income taxes                              0.3%            426       0.6%           731
----------------------------------------------------------------------------------------------------
Net income before cumulative effect of
   change in accounting principle                       0.5%            588       0.8%         1,120
Cumulative effect of change in accounting principle       -               -     (26.9)%      (37,038)
-----------------------------------------------------------------------------------------------------
Net income (loss)                                       0.5%      $     588     (26.1)%    $ (35,918)
                                                       ====        ========    ======      =========



     CTG's second quarter 2003 revenue was $64.1 million, a decrease of 5.3 percent when compared to second quarter 2002 revenue of $67.7 million, while 2003 year-to-date revenues were $127.9 million, a decrease of 7.0 percent from 2002 year-to-date revenues of $137.6 million. The year-over-year revenue decrease is a result of the ongoing recession in technology related investments which has had a negative effect on customer spending for information technology services. North American revenue decreased by $11.0 million or 9.2 percent in year-to-date 2003 period as compared to 2002, while revenue from European operations increased by $1.3 million, or 7.1 percent. The European increase is largely due to a significant strengthening in foreign currency exchange rates as compared to the U.S. dollar, offset by a general economic slowdown in the countries in which the Company operates.

     The 2002 to 2003 year-to-date revenue decline was offset by the weakening of the U.S. dollar as compared to the currencies of the Netherlands, Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate. If there had been no change in these foreign currency exchange rates from 2002 to 2003, total consolidated revenues would have been $3.5 million lower.

     In November 2000, the Company signed a contract with IBM for three years as one of IBM's national technical service providers for the United States. In the second quarter of 2003, IBM continued to be the Company's largest customer, accounting for $13.5 million or 21.1 percent of total revenue as compared to $12.9 million or 19.1 percent of second quarter 2002 revenue. For the 2003 year-to-date period, revenues from IBM were $27.1 million or 21.1 percent of consolidated revenue as compared to $26.7 million or 19.4 percent of consolidated 2002 revenues. The Company expects to continue to derive a significant portion of its revenue from IBM throughout the remainder of 2003 and in future years. While a decline in revenue from IBM would have a negative effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the diversity of the projects performed for IBM and the number of locations and divisions involved.

     Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 73.1 percent of revenue in the second quarter of 2003 as compared to 72.4 percent of second quarter 2002 revenue, and 73.5 percent of revenue in the 2003 year-to-date period as compared to 72.0 percent in the 2002 year-to-date period. The increase in direct costs as a percentage of revenue in 2003 as compared to 2002 is primarily due to the recession previously mentioned which has adversely affected the rates at which the company bills customers for its services.

     Selling, general and administrative (SG&A) expenses were 25.0 percent of revenue in the second quarter of 2003 as compared to 25.7 percent of revenue in the second quarter of 2002, and 25.2 percent in the 2003 year-to-date period as compared to 25.7 percent in the 2002 year-to-date period. The decline in SG&A expense year-over-year is due to the Company continuing to align and reduce its cost structure to the current level of revenue.

     Operating income was 1.9 percent of revenue in the 2003 and 2002 second quarters, and 1.3 percent in the 2003 year-to-date period as compared to 2.3 percent in the 2002 year-to-date period. Operating income from North American operations was $1.7 million and $2.6 million in the 2003 second quarter and year-to-date periods respectively, while European operations recorded an operating loss of $0.5 million and $0.9 million, respectively, in such periods.

     Interest and other expense, net was (0.5) percent of revenue in the 2003 year-to-date period and (0.9) percent in the corresponding 2002 period. The decrease as a percentage of revenue from 2002 to 2003 is primarily due to lower average outstanding indebtedness balances and significantly lower interest rates in 2003, partially offset by a loss of approximately $0.2 million on the sale of the property held for sale in the second quarter of 2003. The provision for income taxes was 42.0 percent in 2003 and 39.5 percent in 2002. The provision rate in each year is calculated based upon the estimated tax rate for the entire year.

     Net income for the second quarter of 2003 was 0.7 percent of revenue or $0.03 per diluted share, compared to net income for the second quarter of 2002 of 1.0 percent of revenue or $0.04 per diluted share. Including the cumulative effect of the change in accounting principle in 2002, net income for the 2003 year-to-date period was 0.5 percent of revenue or $0.04 per diluted share, compared to a loss of (26.1) percent of revenue or $(2.11) per diluted share in 2002. Diluted earnings per share were calculated using 16.7 and 17.0 million equivalent shares outstanding in 2003 and 2002, respectively. The decrease in equivalent shares outstanding in 2003 is due to a lesser dilutive effect of outstanding stock options.

Critical Accounting Policies

     The Company has determined that its sole critical accounting estimate involves the valuation of its existing goodwill balance. With the required adoption of FAS No. 142 in 2002, CTG recorded a charge of $37.0 million, representing the cumulative effect of the change in accounting principle. Going forward, the remaining goodwill balance will be evaluated annually or more frequently if facts and circumstances indicate impairment may exist. These evaluations will be based on estimates and assumptions that may analyze the appraised value of similar transactions from which the goodwill arose, the appraised value of similar companies, or estimates of future discounted cash flows. The estimates and assumptions on which the Company's evaluations are based necessarily involve judgments and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events.

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

Financial Condition and Liquidity

     Cash provided by operating activities was $1.1 million through the first two quarters of 2003. Net income totaled $0.6 million, and other non-cash adjustments, primarily consisting of depreciation expense, the loss on sales of property and equipment, and deferred income taxes, totaled $2.2 million. Accounts receivable increased by $2.5 million as compared to December 31, 2002 primarily due to the timing of the collection of outstanding balances in the second quarter of 2003, which resulted in an increase in days sales outstanding of two days to 67 days from 65 days at December 31, 2002. Accounts payable increased $1.4 million primarily due to the timing of certain payments.

     Net property and equipment and property held for sale decreased $3.0 million. Additions to property and equipment were $1.1 million, offset by depreciation expense of $1.8 and proceeds from the sales of fixed assets of $2.3 million. The Company has no significant commitments for capital expenditures at June 27, 2003.

     Financing activities used $0.7 million of cash through the first two quarters of 2003. Net payments on long-term revolving debt totaled approximately $0.8 million, and the Company received $0.1 million from employees for stock purchased under the Employee Stock Purchase Plan.

     The Company is authorized to repurchase a total of 3.4 million shares of its common stock for treasury and the Company's stock trusts. At June 27, 2003, approximately 3.2 million shares have been repurchased under the authorizations, leaving 0.2 million shares authorized for future purchases. No share purchases were made in 2003.

     At June 27, 2003, consolidated shareholders' equity totaled $53.8 million, which is an increase of $1.4 million from December 31, 2002. The increase is primarily due to net income of $0.6 million, and the effect of foreign currency translation of $0.7 million.

     The Company believes existing internally available funds, cash potentially generated by operations, and available borrowings under the Company's revolving line of credit totaling approximately $42.3 million at June 27, 2003 will be sufficient to meet foreseeable working capital, capital expenditure, and possible stock repurchases, and to allow for future internal growth and expansion.

     The Company did not have any related party transactions in either the first two quarters of 2003 or 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is nominally exposed to market risk in the normal course of its business operations. The Company has $7.6 million of borrowings at June 27, 2003 under a revolving credit agreement, which expose the Company to risk of earnings or cash flow loss due to changes in market interest rates. Based upon average bank borrowings of $15.4 million during 2003, a one percentage point increase or decrease in market interest rates would increase or decrease the Company's interest expense annually by $154,000. Additionally, as the Company sells its services in North America and in Europe, financial results could be affected by weak economic conditions in those markets.

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


         Reports on Form 8-K
         -------------------

         The following reports on Form 8-K were filed during the second quarter of 2003:

         Date               Description
         ----               -----------

         April 7, 2003      Press release entitled "CTG Announces 2003 First
                            Quarter Conference Call Information."

         April 14, 2003     Press release entitled "CTG Reports 2003 First
                            Quarter Results."

         April 22, 2003     Transcript of the "CTG Analyst Conference Call -
                            Quarter One 2003."

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

                                       COMPUTER TASK GROUP, INCORPORATED


                                       By:   /s/  Gregory M. Dearlove
                                             -------------------------
                                             Gregory M. Dearlove
                                             Principal Accounting and
                                             Financial Officer


                                             Title:  Senior Vice President and
                                                     Chief Financial Officer

Date: July 21, 2003

                                  CERTIFICATION

I, James R. Boldt, certify that:

     1. I have reviewed this report on Form 10-Q of Computer Task Group, Incorporated;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

          a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrants fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: July 21, 2003
                                 /s/ James R. Boldt
                                 ------------------
                                 James R. Boldt
                                 Chairman, President and Chief Executive Officer

                                  CERTIFICATION

I, Gregory M. Dearlove, certify that:

     1. I have reviewed this report on Form 10-Q of Computer Task Group, Incorporated;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

          a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrants fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: July 21, 2003
                                    /s/ Gregory M. Dearlove
                                    -----------------------
                                    Gregory M. Dearlove
                                    Senior Vice President and
                                    Chief Financial Officer