Form 10-Q
period 2003-09-26
COMPUTER TASK GROUP INC
filed 2003-11-07
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2003



                          Commission file number 1-9410
                                                 ------


                        COMPUTER TASK GROUP, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                       New York                                                   16-0912632
-----------------------------------------------------             --------------------------------------------
                 (State of incorporation)                               (IRS Employer Identification No.)


    800 Delaware Avenue, Buffalo, New York                                          14209
-----------------------------------------------------             --------------------------------------------
   (Address of principal executive offices)                                       (Zip Code)


       Registrant's telephone number, including area code: (716) 882-8000


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X       No
                                                   -----         -----

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).      Yes    X       No
                                                          -----         -----

                  Number of shares of common stock outstanding:

                                                       Shares outstanding
           Title of each class                        at September 26, 2003
           -------------------                      -------------------------
        Common stock, par value
             $.01 per share                               20,868,834

                          PART I. FINANCIAL INFORMATION

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                             FOR THE QUARTER ENDED     FOR THE THREE QUARTERS ENDED
                                                            SEPT. 26,      SEPT. 27,      SEPT. 26,      SEPT. 27,
                                                              2003           2002           2003           2002
                                                            ---------      ---------      ---------      ---------
                                                                (amounts in thousands, except per share data)


Revenue                                                     $  61,141      $  62,149      $ 189,060      $ 199,710
Direct costs                                                   44,757         45,250        138,745        144,385
Selling, general and administrative expenses                   15,588         16,399         47,862         51,716
                                                            ---------      ---------      ---------      ---------
Operating income                                                  796            500          2,453          3,609
Interest and other income                                          13             38             60            206
Interest and other expense                                       (223)          (305)          (913)        (1,731)
                                                            ---------      ---------      ---------      ---------
Income before income taxes and cumulative
   effect of change in accounting principle                       586            233          1,600          2,084
Provision for income taxes                                        246             92            672            823
                                                            ---------      ---------      ---------      ---------
Net income before cumulative effect of change in
   accounting principle                                           340            141            928          1,261
Cumulative effect of change in accounting principle              --             --             --          (37,038)
                                                            ---------      ---------      ---------      ---------
Net income (loss)                                           $     340      $     141      $     928      $ (35,777)
                                                            =========      =========      =========      =========

Basic net income (loss) per share:
    Net income before cumulative effect of change in
      accounting principle                                  $    0.02      $    0.01      $    0.06      $    0.08
    Cumulative effect of change in accounting principle          --             --             --            (2.24)
                                                            ---------      ---------      ---------      ---------
    Basic net income (loss) per share                       $    0.02      $    0.01      $    0.06      $   (2.16)
                                                            =========      =========      =========      =========

Diluted net income (loss) per share:
    Net income before cumulative effect of change in
      accounting principle                                  $    0.02      $    0.01      $    0.06      $    0.08
    Cumulative effect of change in accounting principle          --             --             --            (2.19)
                                                            ---------      ---------      ---------      ---------
    Diluted net income (loss) per share                     $    0.02      $    0.01      $    0.06      $   (2.11)
                                                            =========      =========      =========      =========

Weighted average shares outstanding:
    Basic                                                      16,677         16,575         16,649         16,555
    Diluted                                                    16,817         16,813         16,765         16,938







The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   SEPTEMBER 26,     DECEMBER 31,
                                                                                        2003             2002
                                                                                   -------------     ------------
                                                                                       (amounts in thousands)
ASSETS
Current Assets:
     Cash and temporary cash investments                                                $   2,929         $      69
     Accounts receivable, net                                                              44,670            43,696
     Prepaids and other                                                                     2,107             2,406
     Deferred income taxes                                                                    416               623
                                                                                        ---------         ---------
            Total current assets                                                           50,122            46,794

Property and equipment, net of accumulated depreciation                                     7,664             8,939
Property held for sale                                                                       --               2,190
Goodwill                                                                                   35,678            35,678
Deferred income taxes                                                                       4,259             4,412
Other assets                                                                                1,027             1,171
                                                                                        ---------         ---------
            Total assets                                                                $  98,750         $  99,184
                                                                                        =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                   $   8,568         $   6,520
     Accrued compensation                                                                  16,269            19,139
     Income taxes payable                                                                     897              --
     Advance billings on contracts                                                            197               359
     Other current liabilities                                                              4,062             4,163
                                                                                        ---------         ---------
            Total current liabilities                                                      29,993            30,181

Long-term debt                                                                              6,867             8,497
Deferred compensation benefits                                                              7,607             7,786
Other long-term liabilities                                                                    60               350
                                                                                        ---------         ---------
            Total liabilities                                                              44,527            46,814

Shareholders' Equity:
     Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,017,824 shares issued                                           270               270
     Capital in excess of par value                                                       111,346           111,465
     Retained earnings                                                                     38,625            37,697
     Less:  Treasury stock of 6,148,990 shares at cost                                    (31,416)          (31,416)
            Stock Trusts of 4,171,857 and 4,246,337 shares at cost, respectively          (58,530)          (58,848)
     Accumulated other comprehensive loss:
            Foreign currency adjustment                                                    (5,390)           (6,116)
            Minimum pension liability adjustment                                             (682)             (682)
                                                                                        ---------         ---------
                    Accumulated other comprehensive loss                                   (6,072)           (6,798)
                                                                                        ---------         ---------
            Total shareholders' equity                                                     54,223            52,370
                                                                                        ---------         ---------
            Total liabilities and shareholders' equity                                  $  98,750         $  99,184
                                                                                        =========         =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 THREE QUARTERS ENDED
                                                                            SEPTEMBER 26,    SEPTEMBER 27,
                                                                               2003             2002
                                                                            -------------    -------------
                                                                                (amounts in thousands)
Cash flows from operating activities:
  Net income (loss)                                                           $    928         $(35,777)
  Adjustments:
    Depreciation expense                                                         2,628            2,769
    Change in accounting principle                                                --             37,038
    Deferred income taxes                                                          318              644
    Loss on sales of property and equipment and property held for sale             227              142
    Deferred compensation                                                         (179)               5
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                                  (269)           5,658
      (Increase) decrease in prepaids and other                                    388              (40)
      (Increase) decrease in other assets                                          144             (130)
      Increase (decrease) in accounts payable                                    1,810           (2,501)
      Decrease in accrued compensation                                          (3,120)          (7,621)
      Increase in income taxes payable                                             953            1,986
      Increase (decrease) in advance billings on contracts                        (162)              20
      Decrease in other current liabilities                                       (223)          (1,337)
      Decrease in other long-term liabilities                                     (290)            (187)
                                                                              --------         --------

Net cash provided by operating activities                                        3,153              669
                                                                              --------         --------
Cash flows from investing activities:
  Additions to property and equipment                                           (1,509)          (1,624)
  Proceeds from sales of fixed assets                                            2,269               21
                                                                              --------         --------

Net cash provided by (used in) investing activities                                760           (1,603)
                                                                              --------         --------

Cash flows from financing activities:
  Payments on long-term revolving debt, net                                     (1,630)          (2,315)
  Proceeds from Employee Stock Purchase Plan                                       170              267
  Purchase of stock for treasury                                                  --                 (6)
  Proceeds from other stock plans                                                   29               20
                                                                              --------         --------
Net cash used in financing activities                                           (1,431)          (2,034)
                                                                              --------         --------

Effect of exchange rate changes on cash and temporary cash investments             378              472
                                                                              --------         --------
Net increase (decrease) in cash and temporary cash investments                   2,860           (2,496)
Cash and temporary cash investments at beginning of year                            69            3,362
                                                                              --------         --------

Cash and temporary cash investments at end of quarter                         $  2,929         $    866
                                                                              ========         ========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Financial Statements

         The condensed consolidated financial statements included herein reflect, in the opinion of the management of Computer Task Group, Incorporated ("CTG" or "the Company"), all normal recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows for the periods presented. Certain amounts in the prior period's condensed consolidated financial statements have been reclassified to conform to the current period presentation.

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

3.       Comprehensive Income (Loss)

         Accumulated other comprehensive loss totaled $(6,072,000) and $(6,798,000) at September 26, 2003 and December 31, 2002, respectively. These balances included adjustments of $726,000 and $776,000 related to foreign currency translation in the three quarters ended September 26, 2003 and September 27, 2002, respectively. Total comprehensive income for the quarters ended September 26, 2003 and September 27, 2002 was $340,000 and $618,000, respectively, while total comprehensive income (loss) for the three quarters ended September 26, 2003 and September 27, 2002 totaled $1,654,000 and $(35,001,000), respectively.

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

         The following table details the effect on net income (loss) and basic and diluted net income (loss) per share as if the Company had adopted the fair value recognition provisions of FAS No. 123 as they apply to stock-based employee compensation:

                                                        FOR THE QUARTER ENDED
                                                  SEPTEMBER 26,       SEPTEMBER 27,
                                                     2003                2002
                                                  ------------        ------------
                                                     (amounts in thousands,
                                                      except per share data)

Net income, as reported                           $        340        $        141
Stock-based employee compensation
   expense as calculated under the fair
   value method for all awards, net of tax                (286)               (356)
                                                  ------------        ------------
Pro forma net income (loss)                       $         54        $       (215)
                                                  ============        ============
Basic net income (loss) per share:
   As reported                                    $       0.02        $       0.01
                                                  ============        ============
   Pro forma                                      $       0.00        $      (0.01)
                                                  ============        ============
Diluted net income (loss) per share:

   As reported                                    $       0.02        $       0.01
                                                  ============        ============
   Pro forma                                      $       0.00        $      (0.01)
                                                  ============        ============

                                                    FOR THE THREE QUARTERS ENDED
                                                  SEPTEMBER 26,       SEPTEMBER 27,
                                                     2003                2002
                                                  ------------        -------------
                                                     (amounts in thousands,
                                                      except per share data)

Net income (loss), as reported                    $        928        $     (35,777)
Stock-based employee compensation
   expense as calculated under the fair
   value method for all awards, net of tax                (875)              (1,060)
                                                  ------------        -------------
Pro forma net income (loss)                       $         53        $     (36,837)
                                                  ============        =============
Basic net income (loss) per share:
   As reported                                    $       0.06        $       (2.16)
                                                  ============        =============
   Pro forma                                      $       0.00        $       (2.23)
                                                  ============        =============
Diluted net income (loss) per share:

   As reported                                    $       0.06        $       (2.11)
                                                  ============        =============
   Pro forma                                      $       0.00        $       (2.17)
                                                  ============        =============

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

         In April 2003, the FASB issued FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies the financial accounting and reporting for derivative instruments, including those embedded in other contracts, and for hedging activities under FAS No. 133. The provisions of the statement, for the most part, were effective for contracts entered into and hedging activities designated after June 30, 2003. The Company has reviewed the provisions of this statement and determined that it does not have any effect on its financial position or results of operations for the period ended September 26, 2003.

         In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how entities should measure and classify financial instruments with characteristics of both liabilities and equity. The provisions of this statement were effective for interim periods beginning after June 15, 2003. The Company has reviewed the provisions of this statement and determined that it does not have any effect on its financial position or results of operations for the period ended September 26, 2003.

         Recently, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses the consolidation by business enterprises of certain variable interest entities. If applicable, the provisions of this Interpretation were effective for interim periods beginning after June 15, 2003. The Company has reviewed the provisions of this Interpretation and determined that it does not have any effect on its financial position or results of operations for the period ended September 26, 2003.

         In early 2003, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions of this Issue were effective for interim periods beginning after June 15, 2003. The Company has reviewed the provisions of this Issue and determined that those provisions are consistent with the Company's existing policies, and therefore the Implementation of this Issue did not have a significant effect on the Company's financial position or results of operations for the period ended September 26, 2003.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE QUARTER AND THREE QUARTERS ENDED SEPTEMBER 26, 2003


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

FOR THE QUARTER ENDED                                       SEPTEMBER 26,                  SEPTEMBER 27,
                                                               2003                           2002
                                                       ---------------------           ---------------------

Revenue                                                100.0%       $ 61,141           100.0%       $ 62,149
Direct costs                                            73.2%         44,757            72.8%         45,250
Selling, general, and administrative expenses           25.5%         15,588            26.4%         16,399
                                                       -----        --------           -----        --------
Operating income                                         1.3%            796             0.8%            500
Interest and other expense, net                         (0.3)%          (210)           (0.4)%          (267)
                                                       -----        --------           -----        --------
Income before income taxes                               1.0%            586             0.4%            233
Provision for income taxes                               0.4%            246             0.2%             92
                                                       -----        --------           -----        --------
Net income                                               0.6%       $    340             0.2%       $    141
                                                       =====        ========           =====        ========

FOR THE THREE QUARTERS ENDED                                SEPTEMBER 26,                  SEPTEMBER 27,
                                                               2003                           2002
                                                       ---------------------           ---------------------

Revenue                                                100.0%       $189,060           100.0%       $199,710
Direct costs                                            73.4%        138,745            72.3%        144,385
Selling, general, and administrative expenses           25.3%         47,862            25.9%         51,716
                                                       -----        --------           -----        --------
Operating income                                         1.3%          2,453             1.8%          3,609
Interest and other expense, net                         (0.4)%          (853)           (0.8)%        (1,525)
                                                       -----        --------           -----        --------
Income before income taxes and cumulative
   effect of change in accounting principle              0.9%          1,600             1.0%          2,084
Provision for income taxes                               0.4%            672             0.4%            823
                                                       -----        --------           -----        --------
Net income before cumulative effect of
   change in accounting principle                        0.5%            928             0.6%          1,261
Cumulative effect of change in accounting principle      --             --             (18.5)%       (37,038)
                                                       -----        --------           -----        --------
Net income (loss)                                        0.5%       $    928           (17.9)%      $(35,777)
                                                       =====        ========           =====        ========

         CTG's third quarter 2003 revenue was $61.1 million, a decrease of 1.6 percent when compared to third quarter 2002 revenue of $62.1 million. Revenues from the Company's North American operations totaled $51.5 million in the third quarter of 2003, as compared to $53.2 million in the third quarter of 2002. The Company's European operations accounted for $9.6 million or 15.7 percent of third quarter 2003 revenue, as compared to $8.9 million or 14.3 percent of third quarter 2002 revenue. On a consolidated basis, this year-over-year revenue decrease is primarily a result of the ongoing recession in technology related investments which has had an overall negative effect on customer spending for information technology services. Although the third quarter of 2003 represented the fifth consecutive quarter of increasing demand for the IT staffing services provided by the Company, a general weakness in demand for the other services offered by the Company resulted in the decrease in revenue year over year. The revenue decline was offset by the strengthening of the currencies of the Netherlands, Belgium, the United Kingdom, and Luxembourg (Europe), the countries in which the Company's European subsidiaries operate. If there had been no change in these foreign currency exchange rates from 2002 to 2003, total consolidated revenues for the third quarter of 2003 would have been $1.9 million lower.

         Revenues for the 2003 year-to-date period were $189.1 million, a decrease of 5.3 percent from 2002 year-to-date revenues of $199.7 million. Revenues from the Company's North American operations totaled $159.8 million in the 2003 year-to-date period, as compared to $172.4 million in the comparable 2002 period. The Company's European operations accounted for $29.3 million or
15.5 percent of year-to-date 2003 revenue, as compared to $27.3 million or 13.7 percent in the comparable 2002 period. The reason for the decline in revenue in the 2003 year-to-date period from the comparable 2002 period is consistent with that mentioned above for the quarterly periods. Additionally, if there had been no change in the European foreign currency exchange rates from 2002 to 2003, total consolidated revenues in the 2003 year-to-date period would have been $5.4 million lower.

         In November 2000, the Company signed a contract with International Business Machines (IBM) for three years as one of IBM's national technical service providers for the United States. Currently, the Company is in negotiation for the renewal of this contract with IBM. In the third quarter of 2003, IBM continued to be the Company's largest customer, accounting for $13.1 million or 21.4 percent of total revenue as compared to $12.2 million or 19.6 percent of third quarter 2002 revenue. For the 2003 year-to-date period, revenues from IBM were $40.2 million or 21.3 percent of consolidated revenue as compared to $38.9 million or 19.5 percent of consolidated 2002 revenues. The Company expects to continue to derive a significant portion of its revenue from IBM throughout the remainder of 2003 and in future years. While a decline in revenue from IBM would have a negative effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the diversity of the projects performed for IBM and the number of locations and divisions involved.

         Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 73.2 percent of revenue in the third quarter of 2003 as compared to 72.8 percent of second quarter 2002 revenue, and 73.4 percent of revenue in the 2003 year-to-date period as compared to 72.3 percent in the 2002 year-to-date period. The increase in direct costs as a percentage of revenue in 2003 as compared to 2002 is primarily due to the recession previously mentioned which has adversely affected the rates at which the company bills customers for its services.

         Selling, general and administrative (SG&A) expenses were 25.5 percent of revenue in the third quarter of 2003 as compared to 26.4 percent of revenue in the third quarter of 2002, and 25.3 percent in the 2003 year-to-date period as compared to 25.9 percent in the 2002 year-to-date period. The decline in SG&A expense year-over-year is due to the Company continuing to align and reduce its cost structure to the current level of revenue.

         Operating income was 1.3 percent of revenue in the 2003 third quarter as compared to 0.8 percent of revenue in the 2002 third quarter, and 1.3 percent in the 2003 year-to-date period as compared to 1.8 percent in the 2002 year-to-date period. Operating income from North American operations was $1.5 million and $4.1 million in the 2003 third quarter and year-to-date periods respectively, while European operations recorded an operating loss of $0.7 million and $1.6 million, respectively, in such periods. Additionally, if there had been no change in the European foreign currency exchange rates from 2002 to 2003, the operating loss in Europe in the 2003 year-to-date period would have been $0.3 million lower.

         Interest and other expense, net was 0.4 percent of revenue in the 2003 year-to-date period and 0.8 percent in the corresponding 2002 period. The decrease as a percentage of revenue from 2002 to 2003 is primarily due to lower average outstanding indebtedness balances and significantly lower interest rates in 2003, partially offset by a loss of approximately $0.2 million on the sale of the property held for sale in the second quarter of 2003. The provision for income taxes was 42.0 percent in 2003 and 39.5 percent in 2002. The provision rate in each year is calculated based upon the estimated tax rate for the entire year.

         Net income for the third quarter of 2003 was 0.6 percent of revenue or $0.02 per diluted share, compared to net income for the third quarter of 2002 of
0.2 percent of revenue or $0.01 per diluted share. Net income for the 2003 year-to-date period was 0.5 percent of revenue or $0.06 per diluted share, compared to a loss of 17.9 percent of revenue or $(2.11) per diluted share in 2002. The 2002 loss includes the cumulative effect of the change in accounting principle relating to the valuation of the Company's goodwill which totaled 18.5 percent of revenue, or $(2.19) per diluted share. Diluted earnings per share were calculated using 16.8 and 16.9 million equivalent shares outstanding in 2003 and 2002, respectively. The decrease in equivalent shares outstanding in 2003 is due to a lesser dilutive effect of outstanding stock options.

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

         The Company has also made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Such estimates primarily relate to allowances for doubtful accounts receivable and deferred tax assets, and estimates of progress toward completion and direct profit or loss on fixed-price contracts. Actual results could differ from these estimates.

Financial Condition and Liquidity
---------------------------------

         Cash provided by operating activities was $3.2 million through the first three quarters of 2003. Net income totaled $0.9 million, while other non-cash adjustments, primarily consisting of depreciation expense, the loss on sales of property and equipment and property held for sale, and deferred income taxes, totaled $3.2 million. Additionally, accounts receivable decreased by $0.3 million as compared to December 31, 2002 primarily due to lower revenue in 2003, offset by the timing of the collection of outstanding balances in the third quarter of 2003 which resulted in an increase in days sales outstanding to 66 days from 65 days at December 31, 2002. Accounts payable increased $1.8 million and taxes payable increased $1.0 million primarily due to the timing of certain payments. Accrued compensation decreased $3.1 million due to the timing of the payment of the U.S. biweekly payroll.

         Net property and equipment and property held for sale decreased approximately $3.5 million through the first three quarters of 2003. Additions to property and equipment were $1.5 million, offset by depreciation expense of $2.6 million and proceeds from the sales of property and equipment and property held for sale of $2.3 million. The Company has no significant commitments for capital expenditures at September 26, 2003.

         Financing activities used $1.4 million of cash through the first three quarters of 2003. Net payments on long-term revolving debt totaled approximately $1.6 million, and the Company received $0.2 million from employees for stock purchased under the Employee Stock Purchase Plan.

         The Company is authorized to repurchase a total of 3.4 million shares of its common stock for treasury and the Company's stock trusts. At September 26, 2003, approximately 3.2 million shares have been repurchased under the authorizations, leaving 0.2 million shares authorized for future purchases. No share purchases were made in 2003.

         At September 26, 2003, consolidated shareholders' equity totaled $54.2 million, which is an increase of $1.8 million from December 31, 2002. The increase is primarily due to net income of $0.9 million, and the favorable effect of foreign currency translation of $0.7 million.

         The Company believes existing internally available funds, cash potentially generated by operations, and available borrowings under the Company's revolving line of credit totaling approximately $43.0 million at September 26, 2003 will be sufficient to meet foreseeable working capital, capital expenditure, and possible stock repurchases, and to allow for future internal growth and expansion.

         The Company did not have any related party transactions in either the first three quarters of 2003 or 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is nominally exposed to market risk in the normal course of its business operations. The Company has $6.9 million of borrowings at September 26, 2003 under a revolving credit agreement, which expose the Company to risk of earnings or cash flow loss due to changes in market interest rates. Based upon average bank borrowings of $14.2 million during 2003, a one percentage point increase or decrease in market interest rates would increase or decrease the Company's interest expense annually by $142,000. Additionally, as the Company sells its services in North America and in Europe, financial results could be affected by strong or weak economic conditions in those markets, particularly in relation to the amount of technology spending that occurs in these markets. Finally, results could be affected by the strengthening or weakening in the currency of the Netherlands, Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate.

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

                           PART II. OTHER INFORMATION

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibit           Description                                                           Page
                  -------           -----------                                                           ----

                  11.               Statement re: computation of earnings per share                       15

                  31. (a)           Certification Pursuant to Section 302 of the Sarbanes-Oxley
                                    Act of 2002                                                           16

                  31. (b)           Certification Pursuant to Section 302 of the Sarbanes-Oxley
                                    Act of 2002                                                           17
                  32.               Certification Pursuant to Section 906 of the Sarbanes-Oxley
                                    Act of 2002                                                           18

                  Reports on Form 8-K

                  The following reports on Form 8-K were filed during the third quarter of 2003:

                  Date                      Description
                  ----                      -----------

                  July 7, 2003              Press  release  entitled "CTG  Announces  2003 Second  Quarter  Conference
                                            Call Information."

                  July 14, 2003             Press  release  entitled  "CTG  Reports  2003  Second  Quarter   Financial
                                            Results."

                  July 16, 2003             Transcript  of the "CTG  Analyst  Conference  Call - Second  Quarter  2003
                                            Earnings."

                  September 29, 2003        A report detailing the change in the Company's Certifying Accountant as
                                            Deloitte & Touche LLP was dismissed and KPMG LLP was engaged.

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

Date:  November 7, 2003