Form 10-K
period 2003-12-31
COMPUTER TASK GROUP INC
filed 2004-03-15
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

      |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2003 OR

      | |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from _______ to _______

                           Commission File No. 1-9410

                        COMPUTER TASK GROUP, INCORPORATED
             (Exact name of Registrant as specified in its charter)

       State of New York                                16-0912632
   (State of incorporation)                 (I.R.S.Employer Identification No.)

    800 Delaware Avenue, Buffalo, New York                 14209
   (Address of principal executive offices)              (Zip Code)

                                                 (716) 882-8000
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES |X| NO | |

The aggregate market value of the Registrant's voting and non-voting common equity, computed by reference to the price at which the common equity was last sold on the last business day of the Registrant's most recently completed second quarter was $46.1 million. Solely for the purposes of this calculation, all persons who are or may be executive officers or directors of the Registrant and all persons who have filed a Schedule 13D or Schedule 13G with respect to the Registrant's stock have been deemed to be affiliates.

The total number of shares of Common Stock of the Registrant outstanding at March 15, 2004 was 20,868,834.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this report: Parts II and IV - the Registrant's 2003 Annual Report to Shareholders; Part III - the Registrant's definitive Proxy Statement as filed with the Securities and Exchange Commission and as used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 5, 2004.

                                     PART I

FORWARD-LOOKING STATEMENTS

Statements included in this document, or incorporated into this document by reference, that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements.

Several important factors should be taken into consideration when reviewing the operational results of the Company either on a quarterly or annual basis. These include:

THE ANTICIPATED DEMAND FOR INFORMATION TECHNOLOGY (IT) SERVICES

There has been a steady decline in demand in the technology services sector from 2000-2003 as a recession in the technology industry has negatively affected spending for information technology services. While the Company believes that demand has begun to increase, a continued decline in spending for IT services may continue to adversely affect the Company's operating results in the future.

FOREIGN OPERATIONS

The Company has been negatively affected by weaker economic conditions in The Netherlands, which have reduced demand and increased price competition for our services. If weaker economic conditions continue for an extended time, our ability to maintain or increase revenues in The Netherlands may be significantly limited. We continue to assess whether additional cost cutting efforts may be required and if various other strategies involving our operations in The Netherlands would better position the Company to realize our current and future objectives.

THE AVAILABILITY OF QUALIFIED PROFESSIONAL STAFF

The Company currently actively competes with other IT services providers for qualified professional staff. The availability, or lack thereof, of qualified professional staff may affect the Company's ability to provide services and meet the needs of its customers in the future. An inability to fulfill customer requirements due to a lack of available qualified staff may adversely impact the operations of the Company in the future.

RATE AND WAGE INFLATION OR DEFLATION

While the rates at which the Company bills its customers for its services have tended to stabilize in the later part of 2003, there has been a general decline in these rates over recent years as a result of the technology recession mentioned above. Additionally, the Company actively competes against many other companies for business with new and existing clients. A continuation of the recession and competitive pressures may lead to a further decline in the rates that the Company bills its customers for its services, which may adversely effect the Company's operating results in the future.

ITEM 1. BUSINESS

Computer Task Group, Incorporated (the Company, CTG, or the Registrant) was incorporated in Buffalo, New York on March 11, 1966, and its corporate headquarters are located at 800 Delaware Avenue, Buffalo, New York 14209 (716-882-8000). CTG is an international information technology (IT) solutions and staffing company. CTG employs approximately 2,700 people worldwide and serves customers through an international network of offices in North America and Europe. During 2003, the Company had seven operating subsidiaries: CTG Services, Inc., CTG HealthCare Solutions (Kansas), Inc., and Computer Task Group of Canada, Inc., primarily providing services in North America; and Computer Task Group Belgium N.V., Computer Task Group Luxembourg S.A., Computer Task Group Nederland B.V., and Computer Task Group (U.K.) Ltd. primarily providing services in Europe.

Copies of the Company's Form 10-K Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, including the Company's code of ethics, committee charters and governance policies, which are filed with the Securities and Exchange Commission, may be obtained without charge through the Company's website at www.ctg.com/investors.

BACKGROUND

The Company operates in one industry segment, providing IT services to its clients. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. Approximately 84 percent of consolidated 2003 revenue of $252.3 million was generated in North America and 16 percent in Europe. The Company promotes a portion of its services through four vertical market focus areas: Technology Service Providers, Financial Services, HealthCare, and Life Sciences. CTG provides three primary services to all of the markets that it serves. A brief discussion of these services is as follows:

      o IT STAFFING: CTG recruits, retains, and manages IT talent for its clients. The Company services both large organizations with multiple locations and high-volume IT requirements, and companies that need to augment their own staff on a flexible basis. Our recruiting organization works with customers to define their requirements and develop the most competitive pricing to meet those requirements.

      o APPLICATION MANAGEMENT OUTSOURCING (AMO): In an AMO project, a client outsources the management of some or all of its applications so that their internal management and staff can focus on projects that will help them in creating and fostering initiatives that will aid in delivering a competitive advantage to the company. CTG's services in this area include support of single or multiple applications, help desk, and facilities management through a full suite of cost-effective maintenance, enhancement, and systems development and integrated solutions.

      o IT SOLUTIONS: CTG's services in this area range from helping clients assess their business needs and identifying the right IT solutions to meet them, to the delivery of services that include the selection and implementation of packaged software and the design, construction, testing, and integration of new systems.

International Business Machines Corporation (IBM) is CTG's largest customer. CTG provides services to various IBM divisions in greater than 50 locations. In November 2003, the Company signed a contract with International Business Machines (IBM) for one year as one of IBM's national technical service providers for the United States. IBM has the right to extend the contract for three additional one-year periods. This contract, and its predecessor, accounted for approximately 89 percent of all of the services provided to IBM in 2003. In 2003, IBM continued to be the Company's largest customer, accounting for $53.9 million or 21.4 percent of 2003 consolidated revenue, $51.9 million or 19.7 percent of 2002 consolidated revenue, and $78.3 or 24.5 percent of 2001 consolidated revenue. The Company expects to continue to derive a significant portion of its revenue from IBM in 2004 and in future years. While a decline in revenue from IBM would have a negative effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the diversity of the projects performed for IBM and the number of locations and divisions involved.

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

The Company performs a portion of its business on a monthly fee basis, as well as a small portion of its project business on a fixed-price basis. These contracts generally have different terms and conditions regarding cancellation and warranties, and are usually negotiated based on the unique aspects of the project. Contract value for fixed-price contracts is generally a function of the type and level of skills required to complete the related project and the risk associated with the project. Risk is a function of the project deliverable, completion date and CTG's management and staff performance. Fixed-price contracts accounted for under the percentage of completion method represented approximately three percent of 2003, two percent of 2002, and one percent of 2001 total consolidated revenues, respectively. Revenue from all fixed-price contracts, including those accounted for under the percentage of completion method and on a monthly fee basis, represented 13 percent, 14 percent, and 12 percent of consolidated revenue in 2003, 2002, and 2001, respectively. As of December 31, 2003 and 2002, the backlog for fixed-price and all managed-support contracts was approximately $75.5 million and $49.6 million, respectively. Approximately 44 percent of the December 31, 2003 backlog of $75.5 million, or $33.1 million, is expected to be earned in 2004. Of the $49.6 million of backlog at December 31, 2002, approximately 73 percent, or $36.4 million was earned in 2003. Revenue is subject to seasonal variations, with a minor downturn in months of high vacation and legal holidays (July, August, and December). Backlog does not tend to be seasonal, however, it does fluctuate based upon the timing of long-term contracts.

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

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS

                                                                    (amounts in thousands)
                                                              2003             2002             2001
                                                              ----             ----             ----
Revenue from Unaffiliated Customers:
     North America                                        $   212,075      $   226,824       $   273,724
     Europe                                                    40,266           36,452            46,489
                                                          -----------      -----------       -----------
                                                          $   252,341      $   263,276       $   320,213
                                                          ===========      ===========       ===========

Operating Income (Loss):
     North America                                        $    18,401      $    19,577       $    15,618
     Europe                                                    (2,236)          (3,698)           (2,399)
     Corporate and other                                      (12,903)         (11,857)          (12,805)
                                                          ------------     ------------      ------------
                                                          $     3,262      $     4,022       $       414
                                                          ===========      ===========       ===========

Identifiable Assets:
     North America                                        $    73,958      $    79,816       $   127,227
     Europe                                                    12,544            9,866            10,958
     Corporate and Other (1)                                    9,945            9,502            11,303
                                                          -----------      -----------       -----------
                                                          $    96,447      $    99,184       $   149,488
                                                          ===========      ===========       ===========

(1) Corporate and other identifiable assets consist principally of cash and temporary cash investments and other assets.

EXECUTIVE OFFICERS OF THE COMPANY

                                                                               Period During               Other Positions
                                                                              Which Served as              and Offices with
Name                    Age     Office                                     Executive Officer (1)               Registrant
----                    ---     ------                                     ---------------------           ----------------
As of December 31, 2003, the following individuals were executive officers of the Company:

James R. Boldt          52      Chairman, President and                 June 21, 2001 for President,
                                Chief Executive Officer                 July 16, 2001 for Chief
                                                                        Executive Officer,
                                                                        May 2002 for Chairman,
                                                                        all to date                              Director

                                Executive Vice President                February 2001 to June 2001

                                Vice President, Strategic Staffing      December 2000 to
                                                                        September 2001

                                Acting Chief Executive Officer          June 2000 to November 2000

                                Vice President and                      February 12, 1996 to
                                Chief Financial Officer                 October 1, 2001

Arthur W. Crumlish      49      Senior Vice President                   September 24, 2001 to date               None

Gregory M. Dearlove     49      Senior Vice President,                  October 1, 2001 to date                  Treasurer
                                Chief Financial Officer

Filip J.L. Gyde         43      Senior Vice President                   October 1, 2000 to date                  None

Thomas J. Niehaus       42      Senior Vice President                   July 22, 1999 to date                    None

Newton H. Parkes, III   56      Senior Vice President                   October 28, 2002 to
                                                                        February 16, 2004                        None

Peter P. Radetich       50      Senior Vice President,                  April 28, 1999 to date                   Secretary
                                General Counsel

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

Mr. Parkes joined the Company in October 2002 as a vice president, and was responsible for the Company's IT Solutions operations. Prior to joining the Company, Mr. Parkes was a regional vice president for Ciber from June 1997 until May 2002. Mr. Parkes ceased being an officer in the Company in February 2004.

Mr. Radetich joined the Company in June 1988 as associate general counsel, and was promoted to general counsel and secretary in April 1999.

ITEM 2. PROPERTIES

The Company owns and occupies a headquarters building at 800 Delaware Avenue, and an office building at 700 Delaware Avenue, both located in Buffalo, New York. The corporate headquarters consists of approximately 40,000 square feet and is occupied by corporate administrative operations. The office building consists of approximately 39,000 square feet and is also occupied by corporate administrative operations. During December 2003, the Company paid off a term loan that had previously been collateralized by these properties. At December 31, 2003, these properties were not mortgaged.

Previously, the Company also owned a 37,000 square foot building in Melbourne, Florida with a net book value of $2.2 million, which, for approximately eight months in 2002, was leased to a third party under a one-year lease. During the first quarter of 2002, the Company began to actively market this property for sale, and had classified this property as held for sale on its December 31, 2002 consolidated balance sheet. During 2002, the Company made an adjustment of approximately $0.1 million to the carrying value of this asset in order to write-down the property's value to the anticipated net fair value. The property was subsequently sold during the second quarter of 2003 for approximately $2.2 million. The Company recorded an additional loss of approximately $0.2 million at the time of the sale.

The remainder of the Company's locations are leased facilities. Most of these facilities serve as sales and support offices and their size varies, generally in the range of approximately 250 to 25,000 square feet, with the number of people employed at each office. The Company's lease terms vary from periods of less than a year to five years and generally have flexible renewal options. The Company believes that its present owned and leased facilities are adequate to support its current and anticipated future needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings, including litigation arising in the normal course of business. In the opinion of management, an adverse outcome to any of these proceedings will not have a material effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Information relating to the market for, and market prices of, the Company's Common Stock, the approximate number of Company shareholders, and the Company's dividend history for, minimally, the past two years is included under the caption "Stock Market Information" in the Company's Annual Report to Shareholders for the year ended December 31, 2003, submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

A five-year summary of certain financial information relating to the financial condition and results of operations of the Company is included under the caption "Consolidated Summary - Five-Year Selected Financial Information" in the Company's Annual Report to Shareholders for the year ended December 31, 2003, submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is included in the Company's Annual Report to Shareholders for the year ended December 31, 2003, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not have any off balance sheet market risk sensitive instruments for which disclosure is required. Information about the Company's long-term debt can be found in footnote No. 3 Debt in the footnotes to the consolidated financial statements in the Company's Annual Report to Shareholders for the year ended December 31, 2003, submitted herewith as an exhibit, and incorporated herein by reference.

For the most part, prior to 2003, the Company had not been subject to material effects from foreign currency exchange rate fluctuations. However, in 2003, there was a significant strengthening of the currencies of the Netherlands, Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate. In the Netherlands, Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom, the functional currency is the British pound. If there had been no change in these foreign currency exchange rates from 2002 to 2003, European and total consolidated revenues for 2003 would have been $8.1 million lower than recorded in 2003. Accordingly, without these exchange gains in Europe, total European revenue would have decreased $4.3 million or 11.8 percent from 2002, rather than increased $3.8 million or 10.1 percent as reported. Additionally, if there had been no change in the European foreign currency exchange rates from 2002 to 2003, the operating loss in Europe in 2003 would have been $0.5 million lower, or $1.7 million, rather than the $2.2 million reported. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the required Supplementary Data Information are included in the Company's Annual Report to Shareholders for the year ended December 31, 2003, submitted herewith as an exhibit, and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required in response to this item is incorporated by reference to the information under the caption "Change in Independent Public Accountants and Fees" presented in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 2004 Annual Meeting of Shareholders to be held on May 5, 2004.

ITEM 9a. CONTROLS AND PROCEDURES

Based upon an evaluation completed as of the end of the period covered by this annual report with the SEC, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering and disclosing information as required for reports filed under the Securities and Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Company's disclosure controls and procedures and internal controls provide reasonable, but not absolute, assurance that all deficiencies in design or operation of these control systems, or all instances of errors or fraud, will be prevented or detected. These control systems are designed to provide reasonable assurance of achieving the goals of these systems in light of our resources and nature of our business operations. These control systems remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to this item is incorporated herein by reference to the information set forth under "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "The Board of Directors and Committees" in relation to the "Audit Committee" subsection, and "Corporate Governance and Website Information" in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 2004 annual meeting of shareholders to be held on May 5, 2004, except insofar as information with respect to executive officers is presented in Part I, Item 1 hereof pursuant to General Instruction G(3) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item is incorporated herein by reference to the information under the caption "Executive Compensation and Other Information" presented in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 2004 annual meeting of shareholders to be held on May 5, 2004, excluding the Compensation Committee Report on Executive Compensation and the Company's Performance Graph.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item is incorporated herein by reference to the information under the caption "Security Ownership of the Company's Common Shares by Certain Beneficial Owners and by Management" presented in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 2004 annual meeting of shareholders to be held on May 5, 2004.

Equity Compensation Plan Information

                                          Number of securities         Weighted-average         Number of securities
                                            to be issued upon          exercise price of      remaining available for
                                         exercise of outstanding     outstanding options,      future issuance under
                                           options, warrants            warrants and            equity compensation
                                               and rights                   rights                     plans
                                         -----------------------     --------------------     -----------------------
Equity compensation plans
     approved by security holders -
         Equity Award Plan                       1,995,250                  $ 3.40                     989,750
         1991 Stock Option Plan                  1,201,375                  $14.13                          --

Equity compensation plans not
     approved by security holders -
         None                                           --                      --                          --
                                                 ---------                  ------                     -------

         Total                                   3,196,625                  $ 7.43                     989,750
                                                 =========                  ======                     =======

At December 31, 2003, the Company does not have any outstanding rights or warrants. All awards outstanding are options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" presented in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 2004 annual meeting of shareholders to be held on May 5, 2004.


                                                                              11
                                     III-1

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item is incorporated herein by reference to the information under the caption "Change in Independent Public Accountants and Fees" presented in the Company's definitive Proxy Statement filed or to be filed under Regulation 14A and used in connection with the Company's 2004 annual meeting of shareholders to be held on May 5, 2004.


                                     III-2

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)   Index to Financial Statements and Financial Statement Schedules

(1) The following Consolidated Financial Statements and related information are incorporated by reference from the 2003 Annual Report to Shareholders, submitted herewith as Exhibit 13:

                                                       2003 Form 10-K, Exhibit 13
                                                       ---------------------------
      Independent Auditors' Report's                                 42,43
      Consolidated Statements of Operations                          44
      Consolidated Balance Sheets                                    45
      Consolidated Statements of Cash Flows                          46
      Consolidated Statements of Changes in
         Shareholders' Equity                                        47
      Notes to Consolidated Financial Statements                     48

(2)   Index to Consolidated Financial Statement Schedules

                                                       2003 Form 10-KPage Reference
                                                       ----------------------------
      Independent Auditors' Report on
         Financial Statement Schedule                               IV-2

      Independent Auditors' Report on
         Financial Statement Schedule                               IV-3

      Financial statement schedule:

      Valuation and Qualifying Accounts (Schedule II)               IV-4

(B)   Reports on Form 8-K or Form 8-K/A

      During the quarter ended December 31, 2003, the Company filed Form 8-K or Form 8-K/A reports on the following dates regarding the following matters:

      October 1, 2003 - Press release entitled "CTG Announces 2003 Third Quarter Conference Call Information"

      October 13, 2003 - Press release entitled "CTG Reports 2003 Third Quarter Financial Results"

      October 14, 2003 - Transcript of the "CTG Analyst Conference Call - Third Quarter 2003 Earnings"

      December 23, 2003 - The Registrant announced that effective October 31, 2003, it has renewed its agreement with International Business Machines Corporation ("IBM") for providing technical services, customer care services and deskside support services (as described under the heading "Management's Discussion and Analysis" in the Registrant's Form 10-Q Report for the period ended September 26, 2003). IBM has the right to extend the contract for up to three additional one year terms.

(C)   Exhibits

      The Exhibits to this Form 10-K Annual Report are listed on the attached
      Exhibit Index appearing on pages E-1 to E-3.

(D)   Other Financial Statement Schedules

      None

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Computer Task Group, Incorporated:

Under date of February 4, 2004, we reported on the consolidated balance sheet of Computer Task Group, Incorporated and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended, which are included in the annual report to shareholders and incorporated by reference as an exhibit submitted herewith. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related 2003 consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule for 2003 based on our audit.

In our opinion, such 2003 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       /s/ KPMG LLP

Buffalo, New York
February 4, 2004

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Computer Task Group, Incorporated
Buffalo, New York

We have audited the consolidated financial statements of Computer Task Group, Incorporated (the "Company") and subsidiaries as of December 31, 2002 and for each of the two years in the period ended December 31, 2002, and have issued our report thereon dated February 5, 2003, which report includes an explanatory paragraph regarding an accounting change for goodwill; such financial statements and report are included in your 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the 2002 and 2001 consolidated financial statement schedule of Computer Task Group, Incorporated and subsidiaries, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such 2002 and 2001 consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Buffalo, New York
February 5, 2003

                        COMPUTER TASK GROUP, INCORPORATED
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)

                                                     Balance at                                           Balance at
Description                                          January 1         Additions      Deductions          December 31
-----------                                          ----------        ---------      ----------          -----------
2003
ACCOUNTS DEDUCTED FROM ASSETS

  Allowance for Doubtful Accounts                    $   1,170         $     516(A)     $   (462)(A)      $   1,224

  Reserve for Projects                               $     400         $     212        $   (525)         $      87

  Deferred Tax Asset Valuation Allowance             $      --         $   4,043        $     --          $   4,043

2002
ACCOUNTS DEDUCTED FROM ASSETS

  Allowance for Doubtful Accounts                    $   2,366         $      57(A)     $ (1,253)(A)      $   1,170

  Reserve for Projects                               $     487         $      50        $   (137)         $     400

2001
ACCOUNTS DEDUCTED FROM ASSETS

  Allowance for Doubtful Accounts                    $   1,923         $     543(A)     $   (100)(A)      $   2,366

  Reserve for Projects                               $     531         $      --        $    (44)         $     487

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

Dated: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                          Title                              Date
---------                                          -----                              ----
(i)   Principal Executive Officer:                 Chairman, President
                                                   and Chief Executive Officer        March 12, 2004

      /s/ James R. Boldt
      ----------------------------
      (James R. Boldt)

(ii)  Principal Accounting and                     Senior Vice President and          March 12, 2004
      Financial Officer                            Chief Financial Officer

      /s/ Gregory M. Dearlove
      ----------------------------
      (Gregory M. Dearlove)

(iii) Directors

      /s/ George B. Beitzel                        Director                           March 12, 2004
      ----------------------------
      (George B. Beitzel)

      /s/ James R. Boldt                           Director                           March 12, 2004
      ----------------------------
      (James R. Boldt)

      /s/ Randall L. Clark                         Director                           March 12, 2004
      ----------------------------
      (Randall L. Clark)

      /s/ Randolph A. Marks                        Director                           March 12, 2004
      ----------------------------
      (Randolph A. Marks)

      /s/ John M. Palms                            Director                           March 12, 2004
      ----------------------------
      (John M. Palms)

      /s/ Daniel J. Sullivan                       Director                           March 12, 2004
      ----------------------------
      (Daniel J. Sullivan)

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

----------
      *     None or requirement not applicable.

      (1) Filed as an Exhibit to the Registrant's Form 8-A/A filed on January 13, 1999, and incorporated herein by reference.

      (2) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

      (3)   Filed as an Exhibit to the Registrant's Registration Statement No. 2
            - 71086 on Form S-7 filed on February 27, 1981, and incorporated herein by reference.

                                                                                              Page number
Exhibit        Description                                                                   or (Reference)
-------        -----------                                                                   --------------
10.     (f)    Description of Disability Insurance and Health                                      (4)
               Arrangements for Executive Officers.

        (g)    2003 Key Employee Compensation Plans.                                               (5)

        (h)    Computer Task Group, Incorporated Non-Qualified Key Employee                        (2)
               Deferred Compensation Plan

        (i)    1991 Restricted Stock Plan                                                          (6)

        (j)    Computer Task Group, Incorporated 2000 Equity Award Plan                            (7)

        (k)    Executive Supplemental Benefit Plan 1997 Restatement                                (6)

        (l)    First Amendment to the Computer Task Group, Incorporated
               Executive Supplemental Benefit Plan 1997 Restatement                                (6)

        (m)    Executive Compensation Plans and Arrangements.                                      21

        (n)    Change in Control Agreement, dated July 16, 2001, between                           (6)
               the Registrant and James R. Boldt

        (o)    Employment Agreement, dated July 16, 2001, between the
               Registrant and James R. Boldt                                                       (6)

        (p)    First Employee Stock Purchase Plan (Eighth Amendment and
               Restatement)                                                                        (8)

----------
      (4) Filed as an Exhibit to Amendment No. 1 to Registration Statement No. 2-71086 on Form S-7 filed on March 24, 1981, and incorporated herein by reference.

      (5) Included in the Registrant's definitive Proxy Statement dated April 2004 under the caption entitled "Annual Cash Incentive Compensation," and incorporated herein by reference.

      (6) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

      (7) Included in the Registrant's definitive Proxy Statement dated April 2004 as Exhibit A, and incorporated herein by reference.

      (8) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference

                                                                                              Page number
Exhibit      Description                                                                    or (Reference)
-------      -----------                                                                    --------------
11.          Statement re: computation of per share earnings                                       22

12.          Statement re: computation of ratios                                                    *

13.          Annual Report to Shareholders                                                         23

16.          Letter re: change in certifying accountant.                                            *

18.          Letter re: change in accounting principles.                                            *

21.          Subsidiaries of the Registrant.                                                       70

22.          Published report regarding matters submitted to a vote                                 *
             of security holders.

23.(a)       Consent of experts and counsel.                                                       71

23.(b)       Consent of experts and counsel.                                                       72

24.          Power of Attorney.                                                                     *

31.(a)       Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002               73

31.(b)       Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002               74

32.          Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002               75


                                       E-3