Form 10-Q
period 2004-04-02
COMPUTER TASK GROUP INC
filed 2004-05-11
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2004

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

Yes [X]       No [ ]

Number of shares of common stock outstanding:

                                                             Shares outstanding
   Title of each class                                         at May 3, 2004
   -------------------                                         --------------
Common stock, par value
     $.01 per share                                              20,868,834

                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         QUARTER ENDED
                                                                     APRIL 2,     MARCH 28,
                                                                       2004          2003
                                                                    ----------    ----------
                                                                     (amounts in thousands,
                                                                     except per share data)
Revenue                                                             $   61,447    $   62,089
Direct costs                                                            44,853        45,711
Selling, general and administrative expenses                            15,163        15,632
                                                                    ----------    ----------
Operating income                                                         1,431           746
Interest and other income                                                   43            19
Interest and other expense                                                (170)         (195)
                                                                    ----------    ----------
Income from continuing operations before income taxes                    1,304           570
Provision for income taxes                                                 522           239
                                                                    ----------    ----------
Income from continuing operations                                          782           331
Loss from discontinued operations (including loss on disposal
     of $3.7 million in 2004)                                           (4,316)         (201)
                                                                    ----------    ----------
Net income (loss)                                                   $   (3,534)   $      130
                                                                    ==========    ==========

Basic net income (loss) per share:
    Continuing operations                                           $     0.05    $     0.02
    Discontinued operations                                              (0.26)        (0.01)
                                                                    ----------    ----------
          Total basic income (loss) per share                       $    (0.21)   $     0.01
                                                                    ==========    ==========

Diluted net income (loss) per share:
    Continuing operations                                           $     0.05    $     0.02
    Discontinued operations                                              (0.25)        (0.01)
                                                                    ----------    ----------
          Total diluted income (loss) per share                     $    (0.20)   $     0.01
                                                                    ==========    ==========

Weighted average shares outstanding:

    Basic                                                               16,718        16,623
    Diluted                                                             17,243        16,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    APRIL 2,    DECEMBER 31,
                                                                                      2004          2003
                                                                                   ----------   ------------
                                                                                    (amounts in thousands)
ASSETS
Current Assets:
     Cash and temporary cash investments                                           $    2,863    $    2,230
     Accounts receivable, net                                                          46,660        39,932
     Prepaids and other                                                                 1,725         2,256
     Income taxes receivable                                                              213         1,239
     Deferred income taxes                                                                505           502
     Assets from discontinued operations                                                    -         2,549
                                                                                   ----------    ----------
            Total current assets                                                       51,966        48,708

Property and equipment, net of accumulated depreciation                                 6,659         6,846
Goodwill                                                                               35,678        35,678
Deferred income taxes                                                                   5,134         4,511
Other assets                                                                              589           704
                                                                                   ----------    ----------
            Total assets                                                           $  100,026    $   96,447
                                                                                   ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                              $    5,009    $    6,519
     Accrued compensation                                                              17,639        19,066
     Advance billings on contracts                                                        878         1,140
     Other current liabilities                                                          5,942         4,255
     Liabilities from discontinued operations                                               -           939
                                                                                   ----------    ----------
            Total current liabilities                                                  29,468        31,919

Long-term debt                                                                          8,961             -
Deferred compensation benefits                                                          8,389         8,337
Other long-term liabilities                                                                60            60
                                                                                   ----------    ----------
            Total liabilities                                                          46,878        40,316

Shareholders' Equity:
     Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,017,824 shares issued                                       270           270
     Capital in excess of par value                                                   111,332       111,333
     Retained earnings                                                                 36,907        40,441
     Less:  Treasury stock of  6,148,990 shares at cost                               (31,416)      (31,416)
            Stock Trusts of 4,138,165 and 4,152,119 shares at cost, respectively      (58,387)      (58,446)
     Accumulated other comprehensive loss:
            Foreign currency adjustment                                                (4,347)       (4,840)
            Minimum pension liability adjustment                                       (1,211)       (1,211)
                                                                                   ----------    ----------
                    Accumulated other comprehensive loss                               (5,558)       (6,051)
                                                                                   ----------    ----------
            Total shareholders' equity                                                 53,148        56,131
                                                                                   ----------    ----------
            Total liabilities and shareholders' equity                             $  100,026    $   96,447
                                                                                   ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   QUARTER ENDED
                                                                               APRIL 2,     MARCH 28,
                                                                                 2004          2003
                                                                              ----------    ----------
                                                                               (amounts in thousands)
Cash flows from operating activities:
  Net income from continuing operations                                       $      782    $      331
  Adjustments:
    Depreciation expense                                                             732           907
    Deferred income taxes                                                           (612)          125
    Deferred compensation                                                             50          (291)
    Changes in assets and liabilities:
      Increase in accounts receivable                                             (6,725)       (2,442)
      (Increase) decrease in prepaids and other                                      530        (1,073)
      Decrease in income taxes receivable                                            997             -
      Decrease in other assets                                                       115           450
      Increase (decrease) in accounts payable                                     (1,489)           63
      Decrease in accrued compensation                                            (1,382)       (2,186)
      Decrease in advance billings on contracts                                     (262)         (372)
      Decrease in other current liabilities                                         (128)          (17)
                                                                              ----------    ----------

Net cash used in operating activities                                             (7,392)       (4,505)
                                                                              ----------    ----------
Cash flows from investing activities:
  Additions to property and equipment                                               (556)         (457)
  Proceeds from sales of fixed assets                                                  4           262
                                                                              ----------    ----------

Net cash used in investing activities                                               (552)         (195)
                                                                              ----------    ----------

Cash flows from financing activities:
  Proceeds from long-term revolving debt, net                                      8,961         7,144
  Proceeds from Employee Stock Purchase Plan                                          48            69
  Proceeds from other stock plans                                                     10             -
                                                                              ----------    ----------

Net cash provided by financing activities                                          9,019         7,213
                                                                              ----------    ----------

Net cash from discontinued operations                                               (414)           50
Effect of exchange rate changes on cash and temporary cash investments               (28)           72
                                                                              ----------    ----------

Net increase in cash and temporary cash investments                                  633         2,635
Cash and temporary cash investments at beginning of quarter                        2,230             -
                                                                              ----------    ----------

Cash and temporary cash investments at end of quarter                         $    2,863    $    2,635
                                                                              ==========    ==========

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

3.       DISPOSITION OF OPERATIONS

         During the first quarter of 2004, the Company disposed of its Dutch operating subsidiary, CTG Nederland B.V., in a transaction that sold the stock and transferred the unit's business, staff, and lease and equipment obligations to the unit's management team. The contractual effective date of the disposition was January 1, 2004, and the transaction has been treated as discontinued operations in these condensed consolidated financial statements. This unit had previously been included in the financial results of the Company's European operations.

         The loss from discontinued operations resulting from this divestiture totaled approximately $4.3 in the first quarter of 2004. The loss included a loss on disposal of approximately $3.7 million, and approximately $0.5 million from a foreign currency adjustment which has previously been reported as a direct charge to shareholders' equity. Although the divestiture was effective January 1, 2004, if the Company had included the revenues and losses from this unit in its first quarter 2004 operating results rather than in the loss on disposal of $3.7 million, revenues would have been approximately $1.8 higher and the income before income taxes would have been approximately $0.5 million lower. The assets divested in this transaction totaled approximately $2.5 million, including $2.2 million of current assets (primarily accounts receivable of $1.6 million), and non-current assets of $0.3 million consisting of the net value of property and equipment. The liabilities divested in the transaction totaled approximately $0.9 million of current liabilities.

4.       NET INCOME (LOSS) PER SHARE

         Basic and diluted earnings (loss) per share for the quarters ended April 2, 2004 and March 28, 2003 is as follows:

                                                                          APRIL 2,     MARCH 28,
                             QUARTER ENDED                                  2004          2003
----------------------------------------------------------------------   ----------    ----------
Weighted-average number of shares outstanding during period                  16,718        16,623
Common Stock equivalents -
     Incremental shares under stock options plans                               525           142
                                                                         ----------    ----------

Number of shares on which diluted earnings per share is based                17,243        16,765
                                                                         ==========    ==========

Income from continuing operations                                        $      782    $      331
Loss from discontinued operations                                            (4,316)         (201)
                                                                         ----------    ----------
Net income (loss)                                                        $   (3,534)   $      130
                                                                         ==========    ==========

Basic net income (loss) per share:

    Continuing operations                                                $     0.05    $     0.02
    Discontinued operations                                                   (0.26)        (0.01)
                                                                         ----------    ----------
          Total basic income (loss) per share                            $    (0.21)   $     0.01
                                                                         ==========    ==========

Diluted net income (loss) per share:

    Continuing operations                                                $     0.05    $     0.02
    Discontinued operations                                                   (0.25)        (0.01)
                                                                         ----------    ----------
          Total diluted income (loss) per share                          $    (0.20)   $     0.01
                                                                         ==========    ==========

5.       COMPREHENSIVE INCOME (LOSS)

         Accumulated other comprehensive loss totaled $(5,558,000) and $(6,051,000) at April 2, 2004 and December 31, 2003, respectively. These balances included adjustments of $(38,000) and $117,000 related to foreign currency translation made in the first quarter of 2004 and 2003, respectively, and an adjustment of $531,000 to foreign currency related to the disposition of the Company's Dutch operating subsidiary in the first quarter of 2004. Total comprehensive income (loss) for the quarters ended April 2, 2004 and March 28, 2003 was $(3,041,000) and $247,000, respectively.

6.    DEFERRED COMPENSATION AND OTHER BENEFITS

DEFERRED COMPENSATION BENEFITS

      The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (ESBP) that provides one current and certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The plan was amended as of November 30, 1994, to freeze benefits for participants at that time.

      Net periodic pension cost for the quarters ended April 2, 2004 and March 28, 2003 for the ESBP is as follows:

                                                        2004              2003
NET PERIODIC PENSION COST - ESBP
(amounts in thousands)

Interest cost                                        $      144        $     134
Amortization of unrecognized net loss                        22                6
                                                     ----------        ---------
    Net periodic pension cost                        $      166        $     140
                                                     ==========        =========

      The Company also maintains a contributory defined-benefit plan for its employees located in the Netherlands (NDBP). Benefits paid are a function of a percentage of career average pay. The Plan was curtailed for additional contributions in January 2003, which resulted in the recording of a gain of $0.2 million in the first quarter of 2003.

      Net periodic pension benefit for the quarters ended April 2, 2004 and March 28, 2003 for the NDBP is as follows:

                                                        2004             2003
NET PERIODIC PENSION BENEFIT - NDBP
(amounts in thousands)

Service cost                                         $       -         $       -
Interest cost                                               54                50
Expected return on plan assets                             (66)              (61)
                                                     ---------         ---------
    Net periodic pension benefit                     $     (12)        $     (11)
                                                     =========         =========

401(k) PROFIT-SHARING RETIREMENT PLAN

      The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. Company contributions, which are discretionary, consist of cash, and may include the Company's stock, were funded and charged to operations in the amounts of $0.5 million and $0.6 million for the quarters ended April 2, 2004 and March 28, 2003, respectively.

OTHER RETIREMENT PLANS

      The Company maintains various retirement plans other than the NDBP discussed above, covering substantially all of the remaining European employees. Company contributions charged to operations were $0.1 million in each of the quarters ended April 2, 2004 and March 28, 2003.

OTHER POSTRETIREMENT BENEFITS

      The Company provides limited healthcare and life insurance benefits to one current and eight retired employees and their spouses, totaling 14 participants, pursuant to contractual agreements.

      Net periodic postretirement benefit cost for the quarters ended April 2, 2004 and March 28, 2003 is as follows:


                                                       2004              2003
NET PERIODIC POSTRETIREMENT
BENEFIT COST
(amounts in thousands)

Interest cost                                        $       9         $       9
Amortization of transition amount                            7                 7
                                                     ---------         ---------
                                                     $      16         $      16
                                                     =========         =========

7.    STOCK-BASED EMPLOYEE COMPENSATION

      The Company accounts for its stock-based employee compensation plans in accordance with the provisions of FAS No. 123, "Accounting for Stock-Based Compensation," and FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which allows entities to continue to apply the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, no stock-based employee compensation cost is reflected in the net income or loss of the Company for the periods presented in these consolidated financial statements, as all options granted by the Company had an exercise price that was equal to or greater than the underlying common stock at the date of grant.

      The following table details the effect on net income (loss) and basic and diluted net income (loss) per share as if the Company had adopted the fair value recognition provisions of FAS No. 123 as they apply to stock-based employee compensation:

                                                                 FOR THE QUARTER ENDED
                                                               APRIL 2,          MARCH 28,
                                                                 2004              2003
                                                              -----------       ----------
(amounts in thousands, except per share data)

Net income (loss), as reported                                $    (3,534)      $      130
Stock-based employee compensation
   expense as calculated under the fair
   value method for all awards, net of tax                           (257)            (304)
                                                              -----------       ----------
Pro forma net loss                                            $    (3,791)      $     (174)
                                                              ===========       ==========
Basic net income (loss) per share:
   As reported                                                $     (0.21)      $     0.01
                                                              ===========       ==========
   Pro forma                                                  $     (0.23)      $    (0.01)
                                                              ===========       ==========
Diluted net income (loss) per share:
   As reported                                                $     (0.20)      $     0.01
                                                              ===========       ==========
   Pro forma                                                  $    (0. 22)      $    (0.01)
                                                              ===========       ==========

      Pro forma amounts for compensation cost may not be indicative of the effects on earnings for future quarters.

8.    ACCOUNTING STANDARDS PRONOUNCEMENTS

      During January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," and a revision of this Interpretation in December 2003. These Interpretations of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," address the consolidation by business enterprises of certain variable interest entities. If applicable, the provisions of these Interpretations were effective for interim periods beginning after June 15, 2003. The Company has reviewed the provisions of these Interpretations and determined that they did not have any effect on its financial position or results of operations for the quarter ended April 2, 2004.

      In December 2003, the FASB issued FAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Post Retirement Benefits." This revision of FAS No. 132 requires additional quarterly disclosures about the net periodic benefit costs of defined benefit plans and other defined benefit postretirement plans, and other general disclosures. The provisions of the statement related to interim period disclosures are effective for interim periods beginning after December 15, 2003. The Company has included these additional required disclosures, as applicable, in the notes to its condensed consolidated financial statements under note 6, "Deferred Compensation and Other Benefits."

      During December 2003, the SEC published Staff Accounting Bulletin No. 104 (SAB 104). This staff accounting bulletin revises or rescinds portions of the interpretive guidance previously published relating to revenue recognition. The Company has reviewed the interpretations as documented in SAB 104 and determined that its current accounting for revenue recognition activities is consistent with these interpretations.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE QUARTER ENDED APRIL 2, 2004

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

      Several important factors should be taken into consideration when reviewing the operational results of the Company either on a quarterly or annual basis. These include:

THE ANTICIPATED DEMAND FOR INFORMATION TECHNOLOGY (IT) SERVICES

      There was a steady decline in demand in the technology services sector from 2000-2003 as a recession in the technology industry has negatively affected spending for information technology services. While the Company believes that demand has begun to increase in 2004, additional declines in spending for IT services later in 2004 and in future years may continue to adversely affect the Company's operating results in the future.

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

RATE AND WAGE INFLATION OR DEFLATION

      While the rates at which the Company billed its customers for its services stabilized in the later part of 2003, there has been a general decline in these rates over recent years as a result of the technology recession mentioned above. Additionally, the Company actively competes against many other companies for business with new and existing clients. A continuation of the recession and competitive pressures may lead to a further decline in the rates that the Company bills its customers for its services, which may adversely effect the Company's operating results in the future.

OPERATIONS

      The Company operates in one industry segment, providing IT services to its clients. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. The Company promotes a portion of its services through four vertical market focus areas:
Technology Service Providers, Financial Services, HealthCare, and Life Sciences. CTG provides three primary services to all of the markets that it serves. These services include IT Staffing, Application Management Outsourcing, and IT Solutions.

DISPOSITION OF OPERATIONS

      During the first quarter of 2004, the Company disposed of its Dutch operating subsidiary, CTG Nederland B.V., in a transaction that sold the stock and transferred the unit's business, staff, and lease and equipment obligations to the unit's management team. The contractual effective date of the disposition was January 1, 2004, and the transaction has been treated as discontinued operations in these condensed consolidated financial statements. This unit had previously been included in the financial results of the Company's European operations.

      The loss from discontinued operations resulting from this divestiture totaled approximately $4.3 in the first quarter of 2004. The loss included a loss on disposal of approximately $3.7 million, and approximately $0.5 million from a foreign currency adjustment which has previously been reported as a direct charge to shareholders' equity. Although the divestiture was effective January 1, 2004, if the Company had included the revenues and losses from this unit in its first quarter 2004 operating results rather than in the loss on disposal of $3.7 million, revenues would have been approximately $1.8 higher and the income before income taxes would have been approximately $0.5 million lower. The assets divested in this transaction totaled approximately $2.5 million, including $2.2 million of current assets (primarily accounts receivable of $1.6 million), and non-current assets of $0.3 million consisting of the net value of property and equipment. The liabilities divested in the transaction totaled approximately $0.9 million of current liabilities.

RESULTS OF OPERATIONS

      The table below sets forth data as contained on the consolidated statements of operations, with the percentage information calculated as a percentage of consolidated revenues. All activities related to the Company's Dutch subsidiary, CTG Nederland B.V., which was sold during the first quarter of 2004, have been removed from the Company's individual accounts and subsequently combined and included on the line entitled "Loss from discontinued operations."

Quarter ended:

                                                                 APRIL 2,                MARCH 28,
                                                                  2004                     2003
                                                           ---------------------     -----------------
Revenue                                                    100.0%    $    61,447     100.0%   $ 62,089
Direct costs                                                73.0%         44,853      73.6%     45,711
Selling, general, and administrative expenses               24.7%         15,163      25.2%     15,632
                                                           -----     -----------     -----    --------

Operating income                                             2.3%          1,431       1.2%        746
Interest and other expense, net                             (0.2)%          (127)     (0.3)%      (176)
                                                           -----     -----------     -----    --------
Income from continuing operations before income taxes        2.1%          1,304       0.9%        570
Provision for income taxes                                   0.8%            522       0.4%        239
                                                           -----     -----------     -----    --------
Income from continuing operations                            1.3%            782       0.5%        331
Loss from discontinued operations                           (7.1)%        (4,316)     (0.3)%      (201)
                                                           -----     -----------     -----    --------
Net income (loss)                                           (5.8)%   $    (3,534)      0.2%   $    130
                                                           =====     ===========     =====    ========

      In the first quarter of 2004, CTG recorded revenue of $61.4 million in 66 billable days, while in the first quarter of 2003, CTG recorded revenue of $62.1 million in 62 billable days. On a year-over-year basis, revenue declined approximately $0.6 million, or 1%. Revenues from the Company's North American operations totaled $51.2 million in the first quarter of 2004, a decrease of 5.5% when compared to 2003 first quarter revenue of $54.2 million. Revenues from the Company's European operations in the first quarter of 2004 totaled $10.2 million, an increase of 29.1% when compared to the first quarter 2003 revenue of $7.9 million. The European revenue represented 16.6% and 12.7% of first quarter 2004 and 2003 consolidated revenue, respectively. The company's revenue includes reimbursable expenses billed to customers. These expenses totaled $1.6 million and $1.5 million in the first quarter of 2004 and 2003, respectively.

      In North America, the consolidated year-over-year revenue decrease is primarily a result of the ongoing recession in technology related investments which has had an overall negative effect on customer spending for information technology services. Although the Company has seen an increase in demand for the IT staffing services it provides to its customers in late 2003 and in the latter part of the first quarter of 2004, a general weakness in demand for the other services offered by the Company in North America resulted in the overall decrease in revenue year-over-year.

      The significant increase in revenue in the Company's European operations was in large part due to the strengthening of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom, the functional currency is the British pound. If there had been no change in these foreign currency exchange rates from the first quarter of 2003 to 2004, European and total consolidated revenues for the first quarter of 2004 would have been $1.5 million lower. Without these exchange gains in Europe, total European revenue would have increased $0.8 million or 10.1% when compared to the first quarter 2003 revenue.

      In November 2003, the Company signed a contract with International Business Machines (IBM) for one year as one of IBM's national technical service providers for the United States. IBM has the right to extend the contract for three additional one-year periods. In the first quarter of 2004, IBM was the Company's largest customer, accounting for $14.2 million or 23.1% of total revenue as compared to $13.1 million or 21.1% of first quarter 2003 revenue. The Company expects to continue to derive a significant portion of its revenue from IBM in the remainder of 2004 and in future years. While a decline in revenue from IBM would have a negative effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the diversity of the projects performed for IBM and the number of locations and divisions involved.

      Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 73.0% of revenue in the first quarter of 2004 as compared to 73.6% of first quarter 2003 revenue. The decrease in direct costs as a percentage of revenue in 2004 as compared to 2003 is due to improved utilization of the Company's technical staff during 2004.

      Selling, general and administrative (SG&A) expenses were 24.7% of revenue in the first quarter of 2004 as compared to 25.2% of revenue in the first quarter of 2003. The decline in SG&A expense year-over-year is due to the Company continuing to reduce its cost structure in response to the ongoing recession in technology related investments mentioned above, which has caused overall Company revenue to decrease.

      Operating income was 2.3% of revenue in the first quarter of 2004 as compared to 1.2% of revenue in the first quarter of 2003. Operating income from North American operations was $1.3 million and $0.9 million in the first quarter of 2004 and 2003, respectively, while European operations recorded operating income of $0.1 million and an operating loss of $0.2 million in the first quarter of 2004 and 2003, respectively.

      Interest and other expense, net was (0.2)% of revenue in the first quarter of 2004 and (0.3)% in the first quarter of 2003. The decrease as a percentage of revenue from 2003 to 2004 is primarily due to lower average outstanding indebtedness balances. The provision for income taxes from continuing operations was 40% in 2004 and 42% in 2003.

      Net income from continuing operations for the first quarter of 2004 was 1.3% of revenue or $0.05 per diluted share, compared to net income of 0.5% of revenue or $0.02 per diluted share in the first quarter of 2003. Diluted earnings per share were calculated using 17.2 and 16.8 million equivalent shares outstanding in 2004 and 2003, respectively. The increase in equivalent shares outstanding in 2004 is due to an increase in the Company's stock price which resulted in a greater dilutive effect of outstanding stock options.

CRITICAL ACCOUNTING POLICIES

      Goodwill Valuation - With the required adoption of FAS No. 142 in 2002, CTG recorded a charge of $37.0 million, representing the cumulative effect of the change in accounting principle. The remaining goodwill balance of $35.7 million, relating to the company's North American operations, will be evaluated annually or more frequently if facts and circumstances indicate impairment may exist. These evaluations will be based on estimates and assumptions that may analyze the appraised value of similar transactions from which the goodwill arose, the appraised value of similar companies, or estimates of future discounted cash flows. The estimates and assumptions on which the Company's evaluations are based necessarily involve judgments and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events.

      As of both January 1, 2003 and 2004, the Company completed its annual valuation of the business unit to which the Company's goodwill relates. This valuation indicated that the estimated fair value of the business unit exceeded the carrying value of this unit at both January 1, 2003 and 2004. Accordingly, the Company believes no additional impairment is required to be recorded in its consolidated financial results. Changes in future valuations, however, could lead to additional impairment charges.

      Income Taxes - At April 2, 2004, the Company had approximately $5.6 million of current and non-current net deferred tax assets recorded on its balance sheet. The changes in deferred tax assets and liabilities from year to year are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable operating income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

      At April 2, 2004, the Company has a deferred tax asset resulting from the net operating loss in The Netherlands of approximately $4.4 million. The Company also has net operating loss benefits of approximately $0.8 million in various other countries where it does business. Management of the Company has analyzed each country's tax position and determined that it is unclear whether approximately $4.0 million of this asset of $5.2 million will be realized at any point in the future. Accordingly, at April 2, 2004, the Company has offset the asset with a valuation allowance totaling $4.0 million. In the future, the asset, and its potential realizability, will be evaluated each quarter to determine if a portion of the valuation allowance should be reversed. Any reversal of this valuation allowance in the future will result in a reduction of the Company's effective tax rate. In the first quarter of 2004, a 1% decrease in the effect tax rate would have equaled $13,000 of additional net income.

      The Company has also made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Such estimates primarily relate to allowances for doubtful accounts receivable, investment valuation, legal matters, and estimates of progress toward completion and direct profit or loss on fixed-price contracts. Actual results could differ from these estimates.

FINANCIAL CONDITION AND LIQUIDITY

      Cash used by operating activities was $(7.4) million for the first quarter 2004. Net income from continuing operations totaled $0.8 million, while other non-cash adjustments, primarily consisting of depreciation expense offset by deferred income taxes totaled $0.2 million. Additionally, accounts receivable increased by $6.7 million as compared to December 31, 2003 primarily due to the timing of certain billings and the collection of outstanding balances in the first quarter of 2004, which resulted in an increase in days sales outstanding to 71 days from 62 days at December 31, 2003. Income taxes receivable decreased $1.0 million primarily due to taxes payable on current year income. Accounts payable decreased $1.5 million primarily due to the timing of certain payments near quarter-end. Accrued compensation decreased $1.4 million due to the timing of the U.S. bi-weekly payroll. As a result of the Company disposing of its Dutch operating subsidiary, CTG Nederland B.V. in the first quarter of 2004, the Company expects to incur approximately $1.8 million of cash outflows in the remainder of 2004 to satisfy obligations related to transaction costs for the disposition.

      Investing activities used $(0.6) million in the first quarter of 2004, which represented the additions to property and equipment. The Company has no significant commitments for capital expenditures at April 2, 2004.

      Financing activities provided $9.0 million of cash in the first quarter of 2004. Net proceeds from long-term revolving debt totaled approximately $9.0 million. The Company borrows or repays this revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. Daily average borrowings under this agreement for the first quarter of 2004 were $7.9 million. The Company also received approximately $0.1 million from employees for stock purchased under the Employee Stock Purchase Plan and other stock plans.

      The Company is authorized to repurchase a total of 3.4 million shares of its common stock for treasury and the Company's stock trusts. At April 2, 2004, approximately 3.2 million shares have been repurchased under the authorizations, leaving 0.2 million shares authorized for future purchases. No share purchases were made in 2004.

      At April 2, 2004, consolidated shareholders' equity totaled $53.1 million, which is a decrease of $(3.0) million from December 31, 2003. The decrease is primarily due to a net loss of $(3.5) million, offset by the foreign currency adjustment of approximately $0.5 million resulting from the sale of the Company's Dutch operations which had previously been reported as a direct charge to shareholders' equity.

      The Company believes existing internally available funds, cash potentially generated by operations, and available borrowings under the Company's revolving line of credit totaling approximately $35.9 million at April 2, 2004 will be sufficient to meet foreseeable working capital, capital expenditure, and possible stock repurchases, and to allow for future internal growth and expansion.

      The Company did not have any related party or off-balance sheet arrangements or transactions in either the first quarter of 2004 or 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not have any off balance sheet market risk sensitive instruments for which disclosure is required. Total long-term revolving debt outstanding at the end of the quarter totaled approximately $9.0 million. The Company borrows or repays this revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. Daily average borrowings under this agreement for the first quarter of 2004 were $7.9 million. Accordingly, a 1% increase or decrease in interest rates would increase or decrease quarterly interest expense by approximately $20,000.

      For the most part, prior to 2003, the Company had not been subject to material effects from foreign currency exchange rate fluctuations. However, in 2003, there was a significant strengthening of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom, the functional currency is the British pound. If there had been no change in these foreign currency exchange rates from the first quarter of 2003 to 2004, European and total consolidated revenues for the first quarter of 2004 would have been $1.5 million lower than the $61.4 million reported. Without these exchange gains in Europe, total European revenue would have increased $0.8 million or 10.1% when compared to the first quarter 2003 revenue. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

      Based upon an evaluation completed as of the end of the period covered by this quarterly report with the SEC, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering and disclosing information as required for reports filed under the Securities and Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of shareholders was held on May 5, 2004, at the Company's Headquarters, 800 Delaware Avenue, Buffalo, New York at 10:00 a.m.

      The Company submitted for shareholder approval the election of two Class I directors, and to approve and ratify an amendment to the Company's 2000 Equity Award Plan to increase the number of shares of the Company's common stock authorized for purchase under such plan by 1,500,000 shares.

      Election of Directors

      - Two Class I directors (Randall L. Clark and Randolph A. Marks) were elected to hold office until the 2007 annual meeting of shareholders and until their successors are elected and qualified. The results of the voting are as follows:

                                    Total Vote               Total Vote
Director                               For                   Withheld
---------------------------         ----------               ---------
Randall L. Clark (Class I)          17,093,497               1,747,475

Randolph A. Marks (Class I)         16,588,916               2,252,056

      - The Class II directors of the Company whose term of office extends until the 2005 annual meeting of shareholders and until their successors are elected and qualified are George B. Beitzel and James
            R. Boldt.

      - The Class III directors of the Company whose term of office extends until the 2006 annual meeting of shareholders and until their successors are elected and qualified are John M. Palms and Daniel J. Sullivan.

            Computer Task Group, Incorporated 2000 Equity Award Plan

                Total Vote For                10,251,640

                Total Vote Against             4,201,563

                Total Votes Abstained             38,288

                Broker No Vote                 4,349,481

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit                           Description                                   Page
-------     -----------------------------------------------------------         ----
31.(a)      Certification Pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002                                                          18

31.(b)      Certification Pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002                                                          19

32          Certification Pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002                                                          20

Reports on Form 8-K

      The following reports on Form 8-K were filed during the first quarter of 2004:

      Date                                             Description
-----------------   ---------------------------------------------------------------------------------------
February 2, 2004    Press release entitled "CTG Announces 2003 Fourth Quarter Conference Call Information."

February 9, 2004    Press release entitled "CTG Reports 2003 Fourth Quarter and Annual Results."

February 11, 2004   Transcript of the "CTG Analyst conference Call - Fourth Quarter 2003 Earnings."

                                  * * * * * * *

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COMPUTER TASK GROUP, INCORPORATED

                                    By: /s/  Gregory M. Dearlove
                                        ----------------------------------------
                                        Gregory M. Dearlove
                                        Principal Accounting and
                                        Financial Officer

                                        Title: Vice President and
                                               Chief Financial Officer

Date: May 11, 2004