Form 10-Q
period 2004-07-02
COMPUTER TASK GROUP INC
filed 2004-08-11
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JULY 2, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No[ ]

Number of shares of common stock outstanding:

                                                     Shares outstanding
           Title of each class                       at August 2, 2004
           -------------------                       ------------------
        Common stock, par value                          20,868,834
             $.01 per share

                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                       FOR THE TWO
                                                      FOR THE QUARTER ENDED           QUARTERS ENDED
                                                      JULY 2,       JUNE 27,      JULY 2,       JUNE 27,
                                                       2004           2003          2004          2003
                                                     ---------     ---------     ---------     ---------
                                                        (amounts in thousands, except per share data)
Revenue                                              $  59,047     $  62,377     $ 120,494     $ 124,466
Direct costs                                            43,196        45,232        88,049        90,943
Selling, general and administrative expenses            15,033        15,330        30,196        30,962
                                                     ---------     ---------     ---------     ---------
Operating income                                           818         1,815         2,249         2,561
Interest and other income                                   14            15            57            34
Interest and other expense                                (199)         (439)         (369)         (634)
                                                     ---------     ---------     ---------     ---------
Income from continuing operations before
    income taxes                                           633         1,391         1,937         1,961
Provision (benefit) for income taxes                       (34)          584           488           823
                                                     ---------     ---------     ---------     ---------
Income from continuing operations                          667           807         1,449         1,138
Loss from discontinued operations (including
   loss on disposal of $3.7 million in the first
   quarter of 2004)                                        (62)         (349)       (4,378)         (550)
                                                     ---------     ---------     ---------     ---------
Net income (loss)                                    $     605     $     458     $  (2,929)    $     588
                                                     =========     =========     =========     =========

Basic net income (loss) per share:
    Continuing operations                            $    0.04     $    0.05     $    0.09     $    0.07
    Discontinued operations                               0.00         (0.02)        (0.27)        (0.03)
                                                     ---------     ---------     ---------     ---------
          Total basic income (loss) per share        $    0.04     $    0.03     $   (0.18)    $    0.04
                                                     =========     =========     =========     =========

Diluted net income (loss) per share:

    Continuing operations                            $    0.04     $    0.05     $    0.08     $    0.07
    Discontinued operations                               0.00         (0.02)        (0.25)        (0.03)
                                                     ---------     ---------     ---------     ---------
          Total diluted income (loss) per share      $    0.04     $    0.03     $   (0.17)    $    0.04
                                                     =========     =========     =========     =========

Weighted average shares outstanding:
    Basic                                               16,744        16,646        16,731        16,635
    Diluted                                             17,235        16,711        17,239        16,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     JULY 2,         DECEMBER 31,
                                                                                      2004              2003
                                                                                   -----------       ------------
                                                                                       (amounts in thousands)
ASSETS
Current Assets:
     Cash and temporary cash investments                                           $        27       $     2,230
     Accounts receivable, net                                                           43,890            39,932
     Prepaids and other                                                                  3,129             2,256
     Income taxes receivable                                                                 -             1,239
     Deferred income taxes                                                                 505               502
     Assets from discontinued operations                                                     -             2,549
                                                                                   -----------       -----------
            Total current assets                                                        47,551            48,708

Property and equipment, net of accumulated depreciation                                  6,410             6,846
Goodwill                                                                                35,678            35,678
Deferred income taxes                                                                    5,099             4,511
Other assets                                                                             1,274               704
                                                                                   -----------       -----------
            Total assets                                                           $    96,012       $    96,447
                                                                                   ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                              $     4,778       $     6,519
     Accrued compensation                                                               15,887            19,066
     Income taxes payable                                                                1,422                 -
     Advance billings on contracts                                                         891             1,140
     Other current liabilities                                                           4,172             4,255
     Current portion of long-term debt                                                   6,649                 -
     Liabilities from discontinued operations                                                -               939
                                                                                   -----------       -----------
            Total current liabilities                                                   33,799            31,919

Long-term debt                                                                               -                 -
Deferred compensation benefits                                                           8,364             8,337
Other long-term liabilities                                                                  -                60
                                                                                   -----------       -----------
            Total liabilities                                                           42,163            40,316

Shareholders' Equity:
     Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,017,824 shares issued                                        270               270
     Capital in excess of par value                                                    111,324           111,333
     Retained earnings                                                                  37,512            40,441
     Less:  Treasury stock of 6,148,990 shares at cost                                 (31,416)          (31,416)
            Stock Trusts of 4,102,720 and 4,152,119 shares at cost, respectively       (58,235)          (58,446)
     Accumulated other comprehensive loss:
            Foreign currency adjustment                                                 (4,395)           (4,840)
            Minimum pension liability adjustment                                        (1,211)           (1,211)
                                                                                   -----------       -----------
                    Accumulated other comprehensive loss                                (5,606)           (6,051)
                                                                                   -----------       -----------
            Total shareholders' equity                                                  53,849            56,131
                                                                                   -----------       -----------
            Total liabilities and shareholders' equity                             $    96,012       $    96,447
                                                                                   ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      TWO QUARTERS ENDED
                                                                                  JULY 2,         JUNE 27,
                                                                                   2004             2003
                                                                                ----------       -----------
                                                                                   (amounts in thousands)
Cash flows from operating activities:
  Net income from continuing operations                                         $    1,449       $     1,138
  Adjustments:
    Depreciation expense                                                             1,410             1,722
    Deferred income taxes                                                             (577)              219
    Tax benefit on stock option exercises                                               16                 -
    Loss on sales of property and equipment                                             29               225
    Deferred compensation                                                               27              (287)
    Changes in assets and liabilities:
      Increase in accounts receivable                                               (4,081)           (2,377)
      Increase in prepaids and other                                                  (870)             (798)
      Decrease in income taxes                                                       2,595                 -
      Increase in other assets                                                        (570)             (132)
      Increase (decrease) in accounts payable                                       (1,650)            1,462
      Increase (decrease) in accrued compensation                                   (3,060)              202
      Decrease in advance billings on contracts                                       (249)             (442)
      Increase (decrease) in other current liabilities                                (354)              124
      Decrease in other long-term liabilities                                          (60)             (350)
                                                                                ----------       -----------

Net cash provided by (used in) operating activities                                 (5,945)              706
                                                                                ----------       -----------

Cash flows from investing activities:
  Additions to property and equipment                                               (1,034)             (961)
  Proceeds from sales of fixed assets                                                    7             2,267
                                                                                ----------       -----------

Net cash provided by (used in) investing activities                                 (1,027)            1,306
                                                                                ----------       -----------

Cash flows from financing activities:
  Proceeds from (payments on) long-term revolving debt, net                          6,649              (854)
  Proceeds from Employee Stock Purchase Plan                                            90               118
  Proceeds from other stock plans                                                       96                 -
                                                                                ----------       -----------

Net cash provided by (used in) financing activities                                  6,835              (736)
                                                                                ----------       -----------

Net cash from discontinued operations                                               (1,971)              102
Effect of exchange rate changes on cash and temporary cash investments                 (95)              314
                                                                                ----------       -----------

Net increase (decrease) in cash and temporary cash investments                      (2,203)            1,692
Cash and temporary cash investments at beginning of quarter                          2,230                 -
                                                                                ----------       -----------
Cash and temporary cash investments at end of quarter                           $       27       $     1,692
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

2.    BASIS OF PRESENTATION

      The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. Management believes that the information and disclosures provided herein are adequate to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the SEC.

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

      The loss from discontinued operations resulting from this divestiture totaled approximately $4.4 in the first two quarters of 2004, with approximately $4.3 million of that loss incurred in the first quarter of 2004. The loss includes a cumulative loss on disposal of approximately $3.8 million, and approximately $0.5 million from a foreign currency adjustment which has previously been reported as a direct charge to shareholders' equity. Although the divestiture was effective January 1, 2004, if the Company had included the revenues and losses from this unit in its first quarter 2004 operating results rather than in the loss on disposal of $3.7 million, revenues would have been approximately $1.8 higher and the income before income taxes would have been approximately $0.5 million lower. The assets divested in this transaction totaled approximately $2.5 million, including $2.2 million of current assets (primarily accounts receivable of $1.6 million), and non-current assets of $0.3 million consisting of the net value of property and equipment. The liabilities divested in the transaction totaled approximately $0.9 million of current liabilities.

4.    NET INCOME (LOSS) PER SHARE

      Basic and diluted earnings (loss) per share information is as follows:

                                                                                               FOR THE TWO
                                                               FOR THE QUARTER ENDED          QUARTERS ENDED
                                                               JULY 2,       JUNE 27,      JULY 2,       JUNE 27,
                                                                2004           2003          2004          2003
                                                              ---------     ---------     ---------     ---------
                                                                  (amounts in thousands, except per share data)
Weighted-average number of shares outstanding
     during period                                               16,744        16,646        16,731        16,635
Common Stock equivalents -
     Incremental shares under stock options plans                   491            65           508           103
                                                              ---------     ---------     ---------     ---------
Number of shares on which diluted earnings
     per share is based                                          17,235        16,711        17,239        16,738
                                                              =========     =========     =========     =========

Income from continuing operations                             $     667     $     807     $   1,449     $   1,138
Loss from discontinued operations                                   (62)         (349)       (4,378)         (550)
                                                              ---------     ---------     ---------     ---------
Net income (loss)                                             $     605     $     458     $  (2,929)    $     588
                                                              =========     =========     =========     =========

Basic net income (loss) per share:
    Continuing operations                                     $    0.04     $    0.05     $    0.09     $    0.07
    Discontinued operations                                        0.00         (0.02)        (0.27)        (0.03)
                                                              ---------     ---------     ---------     ---------
          Total basic income (loss) per share                 $    0.04     $    0.03     $   (0.18)    $    0.04)
                                                              =========     =========     =========     =========

Diluted net income (loss) per share:

    Continuing operations                                     $    0.04     $    0.05     $    0.08     $    0.07
    Discontinued operations                                        0.00         (0.02)        (0.25)        (0.03)
                                                              ---------     ---------     ---------     ---------
          Total diluted income (loss) per share               $    0.04     $    0.03     $   (0.17)    $    0.04
                                                              =========     =========     =========     =========

5.    COMPREHENSIVE INCOME (LOSS)

      Accumulated other comprehensive loss totaled $(5,606,000) and $(6,051,000) at July 2, 2004 and December 31, 2003, respectively. Total comprehensive income
(loss) for the quarter and two quarters ended July 2, 2004 and June 27, 2003 is as follows:

                                                                                               FOR THE TWO
                                                               FOR THE QUARTER ENDED          QUARTERS ENDED
                                                               JULY 2,       JUNE 27,      JULY 2,       JUNE 27,
                                                                2004           2003          2004          2003
                                                              ---------     ---------     ---------     ---------
                                                                             (amounts in thousands)
Net income (loss)                                             $     605     $     458     $  (2,929)    $     588
Foreign currency                                                    (48)          609           (87)          726
Foreign currency - disposition of Dutch operations                    -             -           532             -
                                                              ---------     ---------     ---------     ---------

     Comprehensive income (loss)                              $     557     $   1,067     $  (2,484)    $   1,314
                                                              =========     =========     =========     =========

6.    INCOME TAXES

      The estimated effective tax rate (ETR) used to calculate the provision for income taxes from continuing operations was 25.2% in 2004 and 42.0% in 2003. The ETR is recalculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The decrease in the rate in 2004 as compared to 2003 is due to the Company utilizing previously recorded net operating loss tax benefits of approximately $0.3 million for its European operations that had been fully offset by a valuation allowance. Additionally, the decrease in the ETR is also due to a release of approximately $0.4 million of previously recorded tax liabilities due to tax legislation recently enacted in the Netherlands. Without these adjustments to the ETR, the rate would have been approximately 40% in 2004.

7.    DEBT

      The Company's current revolving credit agreement (Agreement) allows the Company to borrow up to $45 million. The Agreement is due in May 2005. The Agreement has interest rates ranging from 25 to 200 basis points over the prime rate and 125 to 300 basis points over Libor, and provides certain of the Company's assets as security for outstanding borrowings. The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions. At July 2, 2004, and during 2004, the Company was in compliance with these covenants.

      At July 2, 2004, there was a total of $6.6 million outstanding under this Agreement. As the Agreement is due in May 2005, the Company has recorded this outstanding balance at July 2, 2004 as a current portion of long-term debt, and included the balance in current liabilities. Previously, the outstanding balance had been recorded as long-term debt and recorded in non-current liabilities. The Company is currently in the process of negotiating with a number of financial institutions for a new, long-term agreement. Upon signing a new agreement, the Company expects to again record the outstanding amount under the new agreement as long-term debt.

8.    DEFERRED COMPENSATION AND OTHER BENEFITS

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

      Net periodic pension cost for the ESBP is as follows:

                                                                                               FOR THE TWO
                                                               FOR THE QUARTER ENDED          QUARTERS ENDED
                                                               JULY 2,       JUNE 27,      JULY 2,       JUNE 27,
NET PERIODIC PENSION COST - ESBP                                2004           2003          2004          2003
                                                              ---------     ---------     ---------     ---------
                                                                             (amounts in thousands)
Interest cost                                                 $     129     $     134     $     273     $     268
Amortization of unrecognized net loss                                22             6            44            12
                                                              ---------     ---------     ---------     ---------
     Net periodic pension cost                                $     151     $     140     $     317     $     280
                                                              =========     =========     =========     =========

      The Company also maintains a contributory defined-benefit plan for its former employees located in the Netherlands (NDBP). Benefits paid are a function of a percentage of career average pay. The Plan was curtailed for additional contributions in January 2003, which resulted in the recording of a gain of $0.2 million in the first quarter of 2003.

      Net periodic pension benefit for the NDBP is as follows:

                                                                                               FOR THE TWO
                                                               FOR THE QUARTER ENDED          QUARTERS ENDED
                                                               JULY 2,       JUNE 27,      JULY 2,       JUNE 27,
NET PERIODIC PENSION COST (BENEFIT) - NDBP                      2004           2003          2004          2003
                                                              ---------     ---------     ---------     ---------
                                                                             (amounts in thousands)
Service cost                                                  $       -     $       -     $       -     $       -
Interest cost                                                        55            57           109           107
Expected return on plan assets                                      (67)          (70)         (133)         (131)
                                                              ---------     ---------     ---------     ---------
     Net periodic pension benefit                             $     (12)    $     (13)    $     (24)    $     (24)
                                                              =========     =========     =========     =========

401(k) PROFIT-SHARING RETIREMENT PLAN

      The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. Company contributions, which are discretionary, consist of cash, and may include the Company's stock, were funded and charged to operations in the amounts of $0.4 million in both the quarters ended July 2, 2004 and June 27, 2003. The Company's contributions for the two quarters ended July 2, 2004 and June 27, 2003 was $0.9 million and $1.0 million, respectively.

OTHER RETIREMENT PLANS

      The Company maintains various retirement plans other than the NDBP discussed above, covering substantially all of the remaining European employees. Company contributions charged to operations were $37,000 and $0.1 million in the quarters ended July 2, 2004 and June 27, 2003, respectively, and $0.1 million and $0.2 million, respectively, for the two quarters ended July 2, 2004 and June 27, 2003.

OTHER POSTRETIREMENT BENEFITS

      The Company provides limited healthcare and life insurance benefits to one current and eight retired employees and their spouses, totaling 14 participants, pursuant to contractual agreements.

      Net periodic postretirement benefit cost is as follows:

                                                                                               FOR THE TWO
                                                               FOR THE QUARTER ENDED          QUARTERS ENDED
                                                               JULY 2,       JUNE 27,      JULY 2,       JUNE 27,
NET PERIODIC POSTRETIREMENT BENEFIT COST                        2004           2003          2004          2003
                                                              ---------     ---------     ---------     ---------
                                                                             (amounts in thousands)
Interest cost                                                 $       9     $       9     $      18     $      18
Amortization of transition amount                                     7             7            12            12
                                                              ---------     ---------     ---------     ---------
     Net periodic pension cost                                $      16     $      16     $      30     $      30
                                                              =========     =========     =========     =========

9.    STOCK-BASED EMPLOYEE COMPENSATION

      The Company accounts for its stock-based employee compensation plans in accordance with the provisions of FAS No. 123, "Accounting for Stock-Based Compensation," and FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which allows entities to continue to apply the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, no stock-based employee compensation cost is reflected in the net income or loss of the Company for the periods presented in these condensed consolidated financial statements as all options granted by the Company had an exercise price that was equal to or greater than the underlying common stock at the date of grant.

      The following table details the effect on net income (loss) and basic and diluted net income (loss) per share as if the Company had adopted the fair value recognition provisions of FAS No. 123 as they apply to stock-based employee compensation:

                                                                                               FOR THE TWO
                                                               FOR THE QUARTER ENDED          QUARTERS ENDED
                                                               JULY 2,       JUNE 27,      JULY 2,       JUNE 27,
                                                                2004           2003          2004          2003
                                                              ---------     ---------     ---------     ---------
                                                                 (amounts in thousands, except per share data)
Net income (loss), as reported                                $     605     $     458     $  (2,929)    $     588
Stock-based employee compensation
     expense as calculated under the fair
     value method for all awards, net of tax                       (260)         (284)         (510)         (588)
                                                              ---------     ---------     ---------     ---------
Pro forma net income (loss)                                   $     345     $     174        (3,439)            -
                                                              =========     =========     =========     =========
Basic net income (loss) per share:
     As reported                                              $    0.04     $    0.03     $   (0.18)    $    0.04
                                                              =========     =========     =========     =========
     Pro forma                                                $    0.02     $    0.01     $   (0.21)    $       -
                                                              =========     =========     =========     =========
Diluted net income (loss) per share:

     As reported                                              $    0.04     $    0.03     $   (0.17)    $    0.04
                                                              =========     =========     =========     =========
     Pro forma                                                $    0.02     $    0.01     $   (0.20)    $       -
                                                              =========     =========     =========     =========

      Pro forma amounts for compensation cost may not be indicative of the effects on earnings for future quarters.

10.   ACCOUNTING STANDARDS PRONOUNCEMENTS

      During January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," and a revision of this Interpretation in December 2003. These Interpretations of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," address the consolidation by business enterprises of certain variable interest entities. If applicable, the provisions of these Interpretations were effective for interim periods beginning after June 15, 2003. The Company has reviewed the provisions of these Interpretations and determined that they did not have any effect on its financial position or results of operations for the period ended July 2, 2004.

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

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE QUARTER AND TWO QUARTERS ENDED JULY 2, 2004

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

RATE AND WAGE INFLATION OR DEFLATION

      While the rates at which the Company billed its customers for its services stabilized in the later part of 2003, there had been a general decline in these rates over recent years as a result of the technology recession mentioned above. The Company did experience a reduction in the rates at which it bills its customers for its services for one significant customer in the first half of 2004. Additionally, the Company actively competes against many other companies for business with new and existing clients. A continuation of the recession and competitive pressures may lead to a further decline in the rates that the Company bills its customers for its services, which may adversely effect the Company's operating results in the future.

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

      The loss from discontinued operations resulting from this divestiture totaled approximately $4.4 in the first two quarters of 2004, with approximately $4.3 million of that loss incurred in the first quarter of 2004. The loss includes a cumulative loss on disposal of approximately $3.8 million, and approximately $0.5 million from a foreign currency adjustment which has previously been reported as a direct charge to shareholders' equity. Although the divestiture was effective January 1, 2004, if the Company had included the revenues and losses from this unit in its first quarter 2004 operating results rather than in the loss on disposal of $3.7 million, revenues would have been approximately $1.8 higher and the income before income taxes would have been approximately $0.5 million lower. The assets divested in this transaction totaled approximately $2.5 million, including $2.2 million of current assets (primarily accounts receivable of $1.6 million), and non-current assets of $0.3 million consisting of the net value of property and equipment. The liabilities divested in the transaction totaled approximately $0.9 million of current liabilities.

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

                                                                         FOR THE QUARTER ENDED
                                                                  JULY 2,                        JUNE 27,
                                                                   2004                            2003
                                                           ---------------------           --------------------
Revenue                                                    100.0%      $  59,047           100.0%     $  62,377
Direct costs                                                73.2%         43,196            72.5%        45,232
Selling, general, and administrative expenses               25.4%         15,033            24.6%        15,330
                                                           -----       ---------           -----      ---------

Operating income                                             1.4%            818             2.9%         1,815
Interest and other expense, net                             (0.3)%          (185)           (0.7)%         (424)
                                                           -----       ---------           -----      ---------
Income from continuing operations before income taxes        1.1%            633             2.2%         1,391
Provision (benefit) for income taxes                         0.0%            (34)            0.9%           584
                                                           -----       ---------           -----      ---------
Income from continuing operations                            1.1%            667             1.3%           807
Loss from discontinued operations                            0.1%            (62)            0.6%          (349)
                                                           -----       ---------           -----      ---------
Net income                                                   1.0%      $     605             0.7%     $     458
                                                           =====       =========           =====      =========

                                                                         FOR THE TWO QUARTERS ENDED
                                                                  JULY 2,                        JUNE 27,
                                                                   2004                            2003
                                                           ---------------------           --------------------
Revenue                                                    100.0%      $ 120,494           100.0%     $ 124,466
Direct costs                                                73.1%         88,049            73.1%        90,943
Selling, general, and administrative expenses               25.0%         30,196            24.8%        30,962
                                                           -----       ---------           -----      ---------

Operating income                                             1.9%          2,249             2.1%         2,561
Interest and other expense, net                             (0.3)%          (312)           (0.5)%         (600)
                                                           -----       ---------           -----      ---------
Income from continuing operations before income taxes        1.6%          1,937             1.6%         1,961
Provision for income taxes                                   0.4%            488             0.7%           823
                                                           -----       ---------           -----      ---------
Income from continuing operations                            1.2%          1,449             0.9%         1,138
Loss from discontinued operations                           (3.6)%        (4,378)            0.4%          (550)
                                                           -----       ---------           -----      ---------
Net income (loss)                                           (2.4)%     $  (2,929)            0.5%     $     588
                                                           =====       =========           =====      =========

      In the second quarter of 2004, the Company recorded revenue of $59.0 million, a decrease of 5.4% compared to revenue of $62.4 million recorded in the second quarter of 2003. Revenues from the Company's North American operations totaled $48.7 million in the second quarter of 2004, a decrease of 10.0% when compared to 2003 second quarter revenue of $54.1 million. Revenues from the Company's European operations in the second quarter of 2004 totaled $10.3 million, an increase of 24.1% when compared to the second quarter 2003 revenue of $8.3 million. The European revenue represented 17.5% and 13.3% of second quarter 2004 and 2003 consolidated revenue, respectively. The company's revenue includes reimbursable expenses billed to customers. These expenses totaled $2.0 million and $1.9 million in the second quarter of 2004 and 2003, respectively.

      For the first half of 2004, the Company recorded revenue of $120.5 million, a decrease of 3.2% compared to revenue of $124.5 recorded in the first half of 2003. Revenues from the Company's North American operations totaled $100.0 million in the 2004 year-to-date period, as compared to $108.3 million in the comparable 2003 period. The Company's European operations accounted for $20.5 million or 17.0% of year-to-date 2004 consolidated revenue, as compared to $16.2 million or 13.0% in the comparable 2003 period. Reimbursable expenses billed to customers totaled $3.6 million and $3.4 million in the year-to-date periods in 2004 and 2003, respectively.

      In North America, the revenue decrease is primarily a result of the ongoing recession in technology related investments which has had an overall negative effect on customer spending for information technology services. Additionally, although the Company has seen an increase in demand for the IT staffing services it provides to its customers in late 2003 and into the first half of 2004, the Company experienced an isolated incident whereas a significant customer insisted on a reduction in the rates at which they are billed for the services provided. This reduction in rates not only led to reduced revenues being recorded, but to an increase in the turnover of the Company's technical staff in the second quarter of 2004. Accordingly, the general weakness in demand for the non-strategic staffing services offered by the Company, the bill rate reduction, and the high level of turnover more than offset the increase in demand for staffing services, and resulted in the overall decrease in revenue in the second quarter and year-over-year.

      The significant increase in revenue in the Company's European operations in 2004 as compared to 2003 was in large part due to the strength of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom, the functional currency is the British pound. If there had been no change in these foreign currency exchange rates from the second quarter 2003 to 2004, European and total consolidated revenues in the second quarter of 2004 would have been $1.2 million lower. Without any exchange gains in all of 2004 in Europe, total European revenue would have $2.7 million lower, or $17.8 million in total, than the $20.5 million reported in the 2004 year-to-date period.

      In November 2003, the Company signed a contract with International Business Machines (IBM) for one year as one of IBM's national technical service providers for the United States. IBM has the right to extend the contract for three additional one-year periods. In the second quarter of 2004, IBM was the Company's largest customer, accounting for $13.0 million or 22.0% of total revenue as compared to $13.1 million or 21.0% of second quarter 2003 revenue. For the 2004 year-to-date period, revenues from IBM were $27.1 million or 22.5% of consolidated revenue as compared to $25.8 million or 20.7% of consolidated 2003 revenues. The Company expects to continue to derive a significant portion of its revenue from IBM in the remainder of 2004 and in future years. While a decline in revenue from IBM would have a negative effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the diversity of the projects performed for IBM and the number of locations and divisions involved.

      Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 73.2% of revenue in the second quarter of 2004 as compared to 72.5% of second quarter 2003 revenue, and 73.1% of revenue in both the 2004 and 2003 year-to-date periods. The increase in direct costs as a percentage of revenue in the second quarter of 2004 as compared to second quarter of 2003 is primarily due to an investment in training in 2004. Direct costs year-over-year remained unchanged as improved utilization of the Company's technical staff during 2004 offset the second quarter investment in training.

      Selling, general and administrative (SG&A) expenses were 25.4% of revenue in the second quarter of 2004 as compared to 24.6% of revenue in the second quarter of 2003, and 25.0% in the 2004 year-to-date period as compared to 24.8% in the 2003 year-to-date period. The slight increase in percentage of SG&A expense to total revenues year-over-year is due to the lower revenues in the second quarter of 2004 and in the 2004 year-to-date period. Although the percentages have increased in 2004, total SG&A expenses have decreased from 2003 as the Company continues to actively manage its cost structure in response to the ongoing recession in technology related investments mentioned above, which has caused overall Company revenue to decrease.

      Operating income was 1.4% of revenue in the second quarter of 2004 as compared to 2.9% of revenue in the second quarter of 2003, and 1.9% in the 2004 year-to-date period as compared to 2.1% in the 2003 year-to-date period. Operating income from North American operations was $0.6 million and $1.9 million in the second quarter of 2004 and year-to-date period, respectively, while European operations recorded operating income of $0.2 million and $0.3 million, respectively, in such periods.

      Interest and other expense, net was 0.3% of revenue in the 2004 year-to-date period and 0.5% in the corresponding 2003 period. The decrease as a percentage of revenue from 2003 to 2004 is primarily due to lower average outstanding indebtedness balances in 2004. The estimated effective tax rate
(ETR) used to calculate the provision for income taxes from continuing operations was 25.2% in 2004 and 42.0% in 2003. The ETR is recalculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The decrease in the rate in 2004 as compared to 2003 is due to the Company utilizing previously recorded net operating loss tax benefits of approximately $0.3 million for its European operations that had been fully offset by a valuation allowance. Additionally, the decrease in the ETR is also due to a release of approximately $0.4 million of previously recorded tax liabilities due to tax legislation recently enacted in the Netherlands. Without these adjustments to the ETR, the rate would have been approximately 40% in 2004.

      Net income from continuing operations for the second quarter of 2004 was 1.1% of revenue or $0.04 per diluted share, compared to net income of 1.3% of revenue or $0.05 per diluted share in the second quarter of 2003, and 1.2% of revenue or $0.08 per diluted share in all of 2004 as compared to net income of 0.9% of revenue or $0.07 per diluted share in the comparable 2003 period. Diluted earnings per share were calculated using 17.2 million and 16.7 million equivalent shares outstanding in all 2004 and 2003 periods, respectively. The increase in equivalent shares outstanding in 2004 is due to an increase in the Company's stock price which resulted in a greater dilutive effect of outstanding stock options.

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

      As of both January 1, 2003 and 2004, the Company completed its annual valuation of the business unit to which the Company's goodwill relates. This valuation indicated that the estimated fair value of the business unit exceeded the carrying value of this unit at both January 1, 2003 and 2004. Additionally, there are no facts or circumstances that arose during the second quarter of 2004 that led management to believe the goodwill may be impaired. Accordingly, the Company believes no additional impairment was required to be recorded in its condensed consolidated financial results. Changes in future valuations, however, could lead to additional impairment charges.

      Income Taxes - At July 2, 2004, the Company had approximately $5.6 million of current and non-current net deferred tax assets recorded on its balance sheet. The changes in deferred tax assets and liabilities from year to year, and quarter to quarter, are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable operating income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

      At July 2, 2004, the Company has a deferred tax asset resulting from the net operating loss in The Netherlands of approximately $4.1 million. The Company also has net operating loss benefits of approximately $0.9 million in various other countries where it does business. Management of the Company has analyzed each country's tax position and determined that it is unclear whether approximately $3.8 million of this asset of $5.0 million will be realized at any point in the future. Accordingly, at July 2, 2004, the Company has offset the asset with a valuation allowance totaling $3.8 million. The valuation allowance was reduced by approximately $0.3 million in the second quarter of 2004 due to the Company utilizing recorded net operating loss benefits of approximately $0.3 million for its European operations. In the future, the asset, and its potential realizability, will be evaluated each quarter to determine if any additional portion of the valuation allowance should be reversed. Any additional reversal of this valuation allowance in the future will result in a reduction of the Company's effective tax rate. The $0.3 million reduction in the valuation allowance in the second quarter of 2004 resulted in a reduction in the ETR for 2004 of approximately 5.6%. Any additional 1% decrease in the ETR would have equaled $19,000 of additional net income for the first two quarters of 2004.

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

FINANCIAL CONDITION AND LIQUIDITY

      Cash used by operating activities was $(5.9) million through the first two quarters of 2004. Net income from continuing operations totaled $1.4 million, while other non-cash adjustments, primarily consisting of depreciation expense offset by deferred income taxes totaled $0.8 million. Additionally, accounts receivable increased by $4.1 million as compared to December 31, 2003 primarily due to the timing of certain billings and the collection of outstanding balances in the second quarter of 2004, which resulted in an increase in days sales outstanding to 68 days from 62 days at December 31, 2003. Income taxes decreased $2.6 million primarily due to the receipt of approximately $1.8 million of tax refunds, and taxes payable on current year income. Accounts payable decreased $1.7 million primarily due to the timing of certain payments near quarter-end. Accrued compensation decreased $3.1 million due to the timing of the U.S. bi-weekly payroll. As a result of the Company disposing of its Dutch operating subsidiary, CTG Nederland B.V. in the first quarter of 2004, the Company expects to incur approximately $0.3 million of cash outflows in the remainder of 2004 to satisfy obligations related to transaction costs for the disposition.

      Investing activities used $1.0 million through the first two quarters of 2004, which represented the additions to property and equipment. The Company has no significant commitments for capital expenditures at July 2, 2004.

      Financing activities provided $6.8 million of cash through the first two quarters of 2004. The Company's current revolving credit agreement (Agreement) allows the Company to borrow up to $45 million. The Agreement is due in May 2005. The Agreement has interest rates ranging from 25 to 200 basis points over the prime rate and 125 to 300 basis points over Libor, and provides certain of the Company's assets as security for outstanding borrowings. The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions. At July 2, 2004, and during 2004, the Company was in compliance with these covenants.

      At July 2, 2004, there was a total of $6.6 million outstanding under this Agreement, up from $0 at December 31, 2003. The Company borrows or repays this revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. Daily average borrowings under this agreement for the first two quarters of 2004 were $8.6 million. As the Agreement is due in May 2005, the Company has recorded this outstanding balance at July 2, 2004 as a current portion of long-term debt, and included the balance in current liabilities. Previously, the outstanding balance had been recorded as long-term debt and recorded in non-current liabilities. The Company is currently in the process of negotiating with a number of financial institutions for a new, long-term agreement. Upon signing a new agreement, the Company expects to again record the outstanding amount under the new agreement as long-term debt.

      The Company also received approximately $0.2 million from employees for stock purchased under the Employee Stock Purchase Plan and other stock plans.

      The Company is authorized to repurchase a total of 3.4 million shares of its common stock for treasury and the Company's stock trusts. At July 2, 2004, approximately 3.2 million shares have been repurchased under the authorizations, leaving 0.2 million shares authorized for future purchases. No share purchases were made in 2004.

      At July 2, 2004, consolidated shareholders' equity totaled $53.8 million, which is a decrease of $(2.3) million from December 31, 2003. The decrease is primarily due to a net loss of $(2.9) million, offset by the foreign currency adjustment of approximately $0.4 million primarily resulting from the sale of the Company's Dutch operations which had previously been reported as a direct charge to shareholders' equity.

      The Company believes existing internally available funds, cash potentially generated by operations, and available borrowings under the Company's revolving line of credit totaling approximately $38.1 million at July 2, 2004 will be sufficient to meet foreseeable working capital, capital expenditure, and possible stock repurchases, and to allow for future internal growth and expansion.

      The Company did not have any related party or off-balance sheet arrangements or transactions in either the first two quarters of 2004 or 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not have any off balance sheet market risk sensitive instruments for which disclosure is required. Total long-term revolving debt outstanding at the end of the quarter totaled approximately $6.6 million. The Company borrows or repays this revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. Daily average borrowings under this agreement for the first two quarters of 2004 were $8.6 million. Accordingly, a 1% increase or decrease in interest rates would increase or decrease quarterly interest expense by approximately $22,000.

      For the most part, prior to 2003, the Company had not been subject to material effects from foreign currency exchange rate fluctuations. However, throughout 2003, there was a significant strengthening of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom, the functional currency is the British pound. If there had been no change in these foreign currency exchange rates for the year-to-date 2003 period compared to the year-to-date 2004 period, European and total consolidated revenues for 2004 would have been $2.7 million lower than the $120.5 million reported. Without these exchange gains in Europe, total European revenue would have increased $1.6 million in 2004 rather than the $4.3 million reported when compared to the comparable 2003 period. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit                         Description                                              Page
-------                         -----------                                              ----
31.(a)   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002          18

31.(b)   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002          19

32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002          20

         Reports on Form 8-K

         The following reports on Form 8-K were filed during the second quarter of 2004:

    Date                                 Description
    ----                                 -----------
April 6, 2004    Disposition of Assets - Sale of Computer Task Group Nederland, B.V.

April 12, 2004   Press release entitled "CTG Announces 2004 First Quarter Conference Call
                 Information."

April 19, 2004   Press release entitled "CTG Reports 2004 First  Quarter Results."

April 22, 2004   Transcript of the "CTG Analyst conference Call - First Quarter 2004
                 Earnings."

June 4, 2004     Amended Form 8K/A - Unaudited Pro Forma Financial Information and Exhibits
                 relative to disposition of Computer Task Group Nederland, B.V.

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

Date:  August 11, 2004