Form 10-Q
period 2004-10-01
COMPUTER TASK GROUP INC
filed 2004-11-10
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2004

                          Commission file number 1-9410

                        COMPUTER TASK GROUP, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                New York                                 16-0912632
----------------------------------------    ------------------------------------
       (State of incorporation)             (IRS Employer Identification No.)

 800 Delaware Avenue, Buffalo, New York                    14209
----------------------------------------    ------------------------------------
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

Number of shares of common stock outstanding:

                                               Shares outstanding
         Title of each class                   at November 1, 2004
         -------------------                   ----------------------
       Common stock, par value                      20,868,834
           $.01 per share

                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                          FOR THE THREE
                                                        FOR THE QUARTER ENDED             QUARTERS ENDED
                                                       OCT. 1,       SEPT. 26,         OCT. 1,       SEPT. 26,
                                                        2004           2003             2004            2003
                                                    ------------    ------------    ------------    ------------
                                                         (amounts in thousands, except per share data)
Revenue                                             $     57,857    $     59,577    $    178,351    $    184,043
Direct costs                                              42,581          43,132         130,630         134,075
Selling, general and administrative expenses              14,602          14,912          44,798          45,874
                                                    ------------    ------------    ------------    ------------
Operating income                                             674           1,533           2,923           4,094
Interest and other income                                     36              11              93              45
Interest and other expense                                  (183)           (186)           (552)           (820)
                                                    ------------    ------------    ------------    ------------
Income from continuing operations before
   income taxes                                              527           1,358           2,464           3,319
Provision (benefit) for income taxes                         (91)            570             397           1,393
                                                    ------------    ------------    ------------    ------------
Income from continuing operations                            618             788           2,067           1,926
Loss from discontinued operations (including
   loss on disposal of $3.7 million in the first
   quarter of 2004)                                          (14)           (448)         (4,392)           (998)
                                                    ------------    ------------    ------------    ------------
Net income (loss)                                   $        604    $        340    $     (2,325)   $        928
                                                    ============    ============    ============    ============
Basic net income (loss) per share:
Continuing operations                               $       0.04    $       0.05    $       0.12    $       0.12
Discontinued operations                                    (0.00)          (0.03)          (0.26)          (0.06)
                                                    ------------    ------------    ------------    ------------
          Total basic income (loss) per share       $       0.04    $       0.02    $      (0.14)   $       0.06
                                                    ============    ============    ============    ============
Diluted net income (loss) per share:
    Continuing operations                           $       0.04    $       0.05    $       0.12    $       0.11
    Discontinued operations                                (0.00)          (0.03)          (0.26)          (0.05)
                                                    ------------    ------------    ------------    ------------
          Total diluted income (loss) per share     $       0.04    $       0.02    $      (0.14)   $       0.06
                                                    ============    ============    ============    ============
Weighted average shares outstanding:
    Basic                                                 16,781          16,677          16,748          16,649
    Diluted                                               16,991          16,817          17,156          16,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                          OCTOBER 1,  DECEMBER 31,
                                                                                             2004        2003
                                                                                          ----------  ------------
                                                                                          (amounts in thousands)
ASSETS
Current Assets:
        Cash and temporary cash investments                                                $  2,907    $   2,230
        Accounts receivable, net                                                             46,907       39,932
        Prepaids and other                                                                    2,190        2,256
        Income taxes receivable                                                                   -        1,239
        Deferred income taxes                                                                   528          502
        Assets from discontinued operations                                                       -        2,549
                                                                                           --------    ---------
                   Total current assets                                                      52,532       48,708
Property and equipment, net of accumulated depreciation                                       6,190        6,846
Goodwill                                                                                     35,678       35,678
Deferred income taxes                                                                         4,426        4,511
Other assets                                                                                  1,708        1,500
                                                                                           --------    ---------
                   Total assets                                                            $100,534    $  97,243
                                                                                           ========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Accounts payable                                                                   $  6,938    $   7,315
        Accrued compensation                                                                 19,546       19,066
        Income taxes payable                                                                    525            -
        Advance billings on contracts                                                         1,007        1,140
        Other current liabilities                                                             5,054        4,255
        Current portion of long-term debt                                                     4,454            -
        Liabilities from discontinued operations                                                  -          939
                                                                                           --------    ---------
                   Total current liabilities                                                 37,524       32,715
Long-term debt                                                                                    -            -
Deferred compensation benefits                                                                8,424        8,337
Other long-term liabilities                                                                       -           60
                                                                                           --------    ---------
                   Total liabilities                                                         45,948       41,112
Shareholders' Equity:
        Common stock, par value $.01 per share, 150,000,000
           shares authorized; 27,017,824 shares issued                                          270          270
        Capital in excess of par value                                                      111,281      111,333
        Retained earnings                                                                    38,116       40,441
        Less:      Treasury stock of 6,148,990 shares at cost                               (31,416)     (31,416)
                   Stock Trusts of 4,069,015 and 4,152,119 shares at cost, respectively     (58,093)     (58,446)
        Accumulated other comprehensive loss:
                   Foreign currency adjustment                                               (4,361)      (4,840)
                   Minimum pension liability adjustment                                      (1,211)      (1,211)
                                                                                           --------     --------
                           Accumulated other comprehensive loss                              (5,572)      (6,051)
                                                                                           --------     --------
                   Total shareholders' equity                                                54,586       56,131
                                                                                           --------     --------
                   Total liabilities and shareholders' equity                              $100,534     $ 97,243
                                                                                           ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE QUARTERS ENDED
                                                                             OCT. 1,        SEPT. 26,
                                                                              2004            2003
                                                                          ------------    ------------
                                                                             (amounts in thousands)
Cash flows from operating activities:
   Net income from continuing operations                                  $      2,067    $      1,926
   Adjustments:
      Depreciation expense                                                       2,098           2,527
      Deferred income taxes                                                         73             307
      Tax benefit on stock option exercises                                         18               -
      Loss on sales of property and equipment                                       33             227
      Deferred compensation                                                         87            (179)
      Changes in assets and liabilities:
         Increase in accounts receivable                                        (6,943)           (162)
         (Increase) decrease in prepaids and other                                  85             (53)
         Decrease in income taxes                                                1,685             892
         Increase in other assets                                                 (196)           (113)
         Increase (decrease) in accounts payable                                  (324)          1,440
         Increase (decrease) in accrued compensation                               497          (2,972)
         Decrease in advance billings on contracts                                (133)           (486)
         Increase (decrease) in other current liabilities                          799             (74)
         Decrease in other long-term liabilities                                   (60)           (290)
                                                                          ------------    ------------
Net cash provided by (used in) operating activities                               (214)          2,990
                                                                          ------------    ------------
Cash flows from investing activities:
   Additions to property and equipment                                          (1,494)         (1,349)
   Proceeds from sales of fixed assets                                              10           2,269
                                                                          ------------    ------------
Net cash provided by (used in) investing activities                             (1,484)            920
                                                                          ------------    ------------
Cash flows from financing activities:
   Proceeds from (payments on) long-term revolving debt, net                     4,454          (1,630)
   Proceeds from Employee Stock Purchase Plan                                      123             170
   Proceeds from other stock plans                                                 160              29
                                                                          ------------    ------------
Net cash provided by (used in) financing activities                              4,737          (1,431)
                                                                          ------------    ------------
Net cash from discontinued operations                                           (2,290)            (36)
Effect of exchange rate changes on cash and temporary cash investments             (72)            304
                                                                          ------------    ------------
Net increase in cash and temporary cash investments                                677           2,747
Cash and temporary cash investments at beginning of year                          2,230              -
                                                                          ------------    ------------
Cash and temporary cash investments at end of quarter                     $      2,907    $      2,747
                                                                          ============    ============

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

2.    BASIS OF PRESENTATION

      The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations. Management believes that the information and disclosures provided herein are adequate to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the SEC.

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

      The loss from discontinued operations resulting from this divestiture totaled approximately $4.4 million in the first three quarters of 2004, with approximately $4.3 million of that loss incurred in the first quarter of 2004. The loss includes a cumulative loss on disposal of approximately $3.9 million, and approximately $0.5 million from a foreign currency adjustment which has previously been reported as a direct charge to shareholders' equity. Although the divestiture was effective January 1, 2004, if the Company had included the revenues and losses from this unit in its first quarter 2004 operating results rather than in the first quarter loss on disposal, revenues would have been approximately $1.8 million higher and the income before income taxes would have been approximately $0.5 million lower. The assets divested in this transaction totaled approximately $2.5 million, including $2.2 million of current assets (primarily accounts receivable of $1.6 million), and non-current assets of $0.3 million consisting of the net value of property and equipment. The liabilities divested in the transaction totaled approximately $0.9 million of current liabilities.

4.    NET INCOME (LOSS) PER SHARE

      Basic and diluted earnings (loss) per share information is as follows:

                                                                                              FOR THE THREE
                                                            FOR THE QUARTER ENDED             QUARTERS ENDED
                                                           OCT. 1,       SEPT. 26,        OCT. 1,       SEPT. 26,
                                                            2004           2003            2004            2003
                                                       ------------    ------------    ------------    ------------
                                                             (amounts in thousands, except per share data)
Weighted-average number of shares outstanding
        during period                                        16,781          16,677          16,748          16,649
Common Stock equivalents -
        Incremental shares under stock option plans             210             140             408             116
                                                       ------------    ------------    ------------    ------------
Number of shares on which diluted earnings
        per share is based                                   16,991          16,817          17,156          16,765
                                                       ============    ============    ============    ============
Income from continuing operations                      $        618    $        788    $      2,067    $      1,926
Loss from discontinued operations                               (14)           (448)         (4,392)           (998)
                                                       ------------    ------------    ------------    ------------
Net income (loss)                                      $        604    $        340    $     (2,325)   $        928
                                                       ============    ============    ============    ============
Basic net income (loss) per share:
    Continuing operations                              $       0.04    $       0.05    $       0.12    $       0.12
    Discontinued operations                                   (0.00)          (0.03)          (0.26)          (0.06)
                                                       ------------    ------------    ------------    ------------
          Total basic income (loss) per share          $       0.04    $       0.02    $      (0.14)   $       0.06
                                                       ============    ============    ============    ============
Diluted net income (loss) per share:
    Continuing operations                              $       0.04    $       0.05    $       0.12    $       0.11
    Discontinued operations                                   (0.00)          (0.03)          (0.26)          (0.05)
                                                       ------------    ------------    ------------    ------------
          Total diluted income (loss) per share        $       0.04    $       0.02    $      (0.14)   $       0.06
                                                       ============    ============    ============    ============

      Options to purchase 1.8 million and 2.5 million shares of common stock were outstanding at October 1, 2004 and September 26, 2003, respectively, but were not included in the computation of diluted earnings (loss) per share as the options exercise price was greater than the average market price of the common shares.

5.    COMPREHENSIVE INCOME (LOSS)

      Accumulated other comprehensive loss totaled $(5,572,000) and $(6,051,000) at October 1, 2004 and December 31, 2003, respectively. Total comprehensive income (loss) for the quarter and three quarters ended October 1, 2004 and September 26, 2003 is as follows:

                                                                                             FOR THE THREE
                                                          FOR THE QUARTER ENDED              QUARTERS ENDED
                                                          OCT. 1,        SEPT. 26,        OCT. 1,       SEPT. 26,
                                                           2004            2003            2004           2003
                                                       ------------    ------------    ------------    ------------
                                                                          (amounts in thousands)
Net income (loss)                                      $        604    $        340    $     (2,325)   $        928
Foreign currency                                                 34               -             (53)            726
Foreign currency - disposition of Dutch operations                -               -             532               -
                                                       ------------    ------------    ------------    ------------
        Comprehensive income (loss)                    $        638    $        340    $     (1,846)   $      1,654
                                                       ============    ============    ============    ============

6.    INCOME TAXES

      The estimated effective tax rate (ETR) used to calculate the provision for income taxes from continuing operations was 16.1% in 2004 and 42.0% in 2003. The ETR is recalculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The decrease in the rate in 2004 as compared to 2003 is primarily due to the Company utilizing previously recorded net operating loss tax benefits of approximately $0.3 million for its European operations that had been fully offset by a valuation allowance. Additionally, the decrease in the ETR also reflects a release of approximately $0.4 million of previously recorded tax liabilities resulting from tax legislation recently enacted in the Netherlands. Without these adjustments to the ETR, the rate would have been approximately 43% in 2004.

7.    DEBT

      The Company's current revolving credit agreement (Agreement) allows the Company to borrow up to $45 million. The Agreement is due in May 2005. The Agreement has interest rates ranging from 25 to 200 basis points over the prime rate and 125 to 300 basis points over Libor, and provides certain of the Company's assets as security for outstanding borrowings. The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions. At October 1, 2004, and during 2004, the Company was in compliance with these covenants.

      At October 1, 2004, there was a total of $4.5 million outstanding under this Agreement. As the Agreement is due in May 2005, the Company has recorded this outstanding balance at October 1, 2004 as a current portion of long-term debt, and included the balance in current liabilities. Prior to May 2004, the outstanding balance had been recorded as long-term debt and recorded in non-current liabilities. The Company is currently in the process of negotiating with a number of financial institutions for a new, long-term agreement. Upon signing a new agreement, the Company expects to again record the outstanding amount under the new agreement as long-term debt.

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

      Net periodic pension cost for the ESBP is as follows:

                                                                         FOR THE THREE
                                          FOR THE QUARTER ENDED         QUARTERS ENDED
                                           OCT. 1,      SEPT. 26,     OCT. 1,       SEPT. 26,
   NET PERIODIC PENSION COST - ESBP         2004          2003         2004           2003
                                         ----------    ----------    ----------    ----------
                                                       (amounts in thousands)
Interest cost                            $      129    $      134    $      402    $      402
Amortization of unrecognized net loss            22             6            66            18
                                         ----------    ----------    ----------    ----------
        Net periodic pension cost        $      151    $      140    $      468    $      420
                                         ==========    ==========    ==========    ==========

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

      Net periodic pension benefit for the NDBP is as follows:

                                                                                             FOR THE THREE
                                                                FOR THE QUARTER ENDED        QUARTERS ENDED
                                                               OCT. 1,      SEPT. 26,      OCT. 1,      SEPT. 26,
NET PERIODIC PENSION COST (BENEFIT) - NDBP                      2004          2003          2004          2003
                                                              ---------     ---------     ---------     ---------
                                                                             (amounts in thousands)
Interest cost                                                 $      55     $      52     $     164     $     155
Expected return on plan assets                                      (68)          (64)         (202)         (190)
                                                              ---------     ---------     ---------     ---------
     Net periodic pension benefit                             $     (13)    $     (12)    $     (38)    $     (35)
                                                              =========     =========     =========     =========

401(k) PROFIT-SHARING RETIREMENT PLAN

      The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. Company contributions, which are discretionary, consist of cash, and may include the Company's stock, were funded and charged to operations in the amounts of $0.2 million and $0.5 million in the quarters ended October 1, 2004 and September 26, 2003, respectively. The Company's contributions for the three quarters ended October 1, 2004 and September 26, 2003 were $1.1 million and $1.6 million, respectively.

OTHER RETIREMENT PLANS

      The Company maintains various other retirement plans other than the NDBP discussed above, covering a portion of the remaining European employees. Company contributions charged to operations were $38,000 and $0.1 million in the quarters ended October 1, 2004 and September 26, 2003, respectively, and $0.1 million and $0.3 million, respectively, for the three quarters ended October 1, 2004 and September 26, 2003.

OTHER POSTRETIREMENT BENEFITS

      The Company provides limited healthcare and life insurance benefits to one current and eight retired employees and their spouses, totaling 14 participants, pursuant to contractual agreements.

      Net periodic postretirement benefit cost is as follows:

                                                                                               FOR THE THREE
                                                               FOR THE QUARTER ENDED           QUARTERS ENDED
                                                               OCT. 1,      SEPT. 26,      OCT. 1,      SEPT. 26,
NET PERIODIC POSTRETIREMENT BENEFIT COST                         2004          2003         2004           2003
                                                              ---------     ---------     ---------     ---------
                                                                            (amounts in thousands)
Interest cost                                                 $       9     $       9     $      27     $      27
Amortization of transition amount                                     7             7            21            21
                                                              ---------     ---------     ---------     ---------
     Net periodic postretirement benefit cost                 $      16     $      16     $      48     $      48
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

      The following table details the effect on net income (loss) and basic and diluted net income (loss) per share as if the Company had adopted the fair value recognition provisions of FAS No. 123 as they apply to stock-based employee compensation:

                                                                                               FOR THE THREE
                                                               FOR THE QUARTER ENDED           QUARTERS ENDED
                                                               OCT. 1,       SEPT. 26,      OCT. 1,     SEPT. 26,
                                                                 2004          2003          2004          2003
                                                              ---------      --------      --------     ---------
                                                                 (amounts in thousands, except per share data)
Net income (loss), as reported                                $     604      $    340      $ (2,325)    $    928
Stock-based employee compensation
     expense as calculated under the fair
     value method for all awards, net of tax                        278           285           788          873
                                                              ---------      --------      --------     --------
Pro forma net income (loss)                                   $     326      $     55      $ (3,113)          55
                                                              =========      ========      ========     ========
Basic net income (loss) per share:
     As reported                                              $    0.04      $   0.02      $  (0.14)    $   0.06
                                                              =========      ========      ========     ========
     Pro forma                                                $    0.02      $   0.00      $  (0.19)    $   0.00
                                                              =========      ========      ========     ========
Diluted net income (loss) per share:
     As reported                                              $    0.04      $   0.02      $  (0.14)    $   0.06
                                                              =========      ========      ========     ========
     Pro forma                                                $    0.02      $   0.00      $  (0.18)    $   0.00
                                                              =========      ========      ========     ========

      Pro forma amounts for compensation cost may not be indicative of the effects on earnings for future quarters.

10.   ACCOUNTING STANDARDS PRONOUNCEMENTS

      During January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," and a revision of this Interpretation in December 2003. These Interpretations of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," address the consolidation by business enterprises of certain variable interest entities. If applicable, the provisions of these Interpretations were effective for interim periods beginning after June 15, 2003. The Company has reviewed the provisions of these Interpretations and determined that they did not have any effect on its financial position or results of operations for the period ended October 1, 2004.

      In December 2003, the FASB issued FAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Post Retirement Benefits." This revision of FAS No. 132 requires additional quarterly disclosures about the net periodic benefit costs of defined benefit plans and other defined benefit postretirement plans, and other general disclosures. The provisions of the statement related to interim period disclosures are effective for interim periods beginning after December 15, 2003. The Company has included these additional required disclosures, as applicable, in the notes to its condensed consolidated financial statements under note 8, "Deferred Compensation and Other Benefits."

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

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE QUARTER AND THREE QUARTERS ENDED OCTOBER 1, 2004

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

RATE AND WAGE INFLATION OR DEFLATION

      While the rates at which the Company billed its customers for its services stabilized in the later part of 2003, there had been a general decline in these rates over recent years as a result of the technology recession mentioned above. The Company did experience a reduction in the rates at which it bills its customers for its services for one significant customer during the first half of 2004. Additionally, the Company actively competes against many other companies for business with new and existing clients. A continuation of the recession or competitive pressures may lead to a further decline in the rates that the Company bills its customers for its services, which may adversely effect the Company's operating results in the future.

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

      The loss from discontinued operations resulting from this divestiture totaled approximately $4.4 million in the first three quarters of 2004, with approximately $4.3 million of that loss incurred in the first quarter of 2004. The loss includes a cumulative loss on disposal of approximately $3.9 million, and approximately $0.5 million from a foreign currency adjustment which has previously been reported as a direct charge to shareholders' equity. Although the divestiture was effective January 1, 2004, if the Company had included the revenues and losses from this unit in its first quarter 2004 operating results rather than in the first quarter loss on disposal, revenues would have been approximately $1.8 million higher and the income before income taxes would have been approximately $0.5 million lower. The assets divested in this transaction totaled approximately $2.5 million, including $2.2 million of current assets (primarily accounts receivable of $1.6 million), and non-current assets of $0.3 million consisting of the net value of property and equipment. The liabilities divested in the transaction totaled approximately $0.9 million of current liabilities.

RESULTS OF OPERATIONS

      The table below sets forth data as contained on the condensed consolidated statements of operations, with the percentage information calculated as a percentage of consolidated revenues. All activities related to the Company's Dutch subsidiary, CTG Nederland B.V., which was sold during the first quarter of 2004, have been removed from the Company's individual accounts and subsequently combined and included on the line entitled "Loss from discontinued operations."

                                                                          FOR THE QUARTER ENDED
                                                                  OCT. 1,                       SEPT. 26,
                                                                   2004                            2003
                                                           ---------------------           --------------------
Revenue                                                    100.0%      $  57,857           100.0%     $  59,577
Direct costs                                                73.6%         42,581            72.4%        43,132
Selling, general, and administrative expenses               25.2%         14,602            25.0%        14,912
                                                           -----       ---------           -----      ---------
Operating income                                             1.2%            674             2.6%         1,533
Interest and other expense, net                             (0.3)%          (147)           (0.3)%         (175)
                                                           -----       ---------           -----      ---------
Income from continuing operations before income taxes        0.9%            527             2.3%         1,358
Provision (benefit) for income taxes                        (0.2)%           (91)            1.0%           570
                                                           -----       ---------           -----      ---------
Income from continuing operations                            1.1%            618             1.3%           788
Loss from discontinued operations                           (0.1)%           (14)           (0.7)%         (448)
                                                           -----       ---------           -----      ---------
Net income                                                   1.0%      $     604             0.6%     $     340
                                                           =====       =========           =====      =========

                                                                          FOR THE QUARTER ENDED
                                                                  OCT. 1,                       SEPT. 26,
                                                                   2004                            2003
                                                           ---------------------           --------------------
Revenue                                                    100.0%      $ 178,351           100.0%     $ 184,043
Direct costs                                                73.2%        130,630            72.9%       134,075
Selling, general, and administrative expenses               25.2%         44,798            24.9%        45,874
                                                           -----       ---------           -----      ---------
Operating income                                             1.6%          2,923             2.2%         4,094
Interest and other expense, net                             (0.2)%          (459)           (0.4)%         (775)
                                                           -----       ---------           -----      ---------
Income from continuing operations before income taxes        1.4%          2,464             1.8%         3,319
Provision for income taxes                                   0.2%            397             0.7%         1,393
                                                           -----       ---------           -----      ---------
Income from continuing operations                            1.2%          2,067             1.1%         1,926
Loss from discontinued operations                           (2.5)%        (4,392)           (0.6)%         (998)
                                                           -----       ---------           -----      ---------
Net income (loss)                                           (1.3)%     $  (2,325)            0.5%     $     928
                                                           =====       =========           =====      =========

      In the third quarter of 2004, the Company recorded revenue of $57.9 million, a decrease of 2.9% compared to revenue of $59.6 million recorded in the third quarter of 2003. Revenue from the Company's North American operations totaled $47.1 million in the third quarter of 2004, a decrease of 8.5% when compared to 2003 third quarter revenue of $51.5 million. Revenue from the Company's European operations in the third quarter of 2004 totaled $10.8 million, an increase of 33.3% when compared to the third quarter 2003 revenue of $8.1 million. The European revenue represented 18.7% and 13.6% of third quarter 2004 and 2003 consolidated revenue, respectively. The company's revenue includes reimbursable expenses billed to customers. These expenses totaled $2.3 million and $1.8 million in the third quarter of 2004 and 2003, respectively.

      Revenue for the 2004 year-to-date period were $178.4 million, a decrease of 3.0% from 2003 year-to-date revenues of $184.0 million. Revenue from the Company's North American operations totaled $147.1 million in the 2004 year-to-date period, as compared to $159.7 million in the comparable 2003 period. The Company's European operations accounted for $31.3 million or 17.5% of year-to-date 2004 consolidated revenue, as compared to $24.3 million or 13.2% in the comparable 2003 period. Reimbursable expenses billed to customers totaled $5.9 million and $5.1 million in the year-to-date periods in 2004 and 2003, respectively.

      In North America, the revenue decrease is primarily a result of the ongoing recession in technology related investments which has had an overall negative effect on customer spending for information technology services for a number of years. Additionally, during the third quarter of 2004, a large outsourcing engagement of approximately 100 billable staff ended at the end of July 2004 as the customer, which is in liquidation, decided to in-source its IT department. Offsetting this engagement that ended was stronger demand for the staffing services the Company provides to its clients. Although demand for staffing services increased, the addition of billable staff was throughout the quarter as compared to the large engagement ending near the beginning of the quarter, and therefore only partially offset the decline in revenue.

      The significant increase in revenue in the Company's European operations in 2004 as compared to 2003 was primarily due to the addition of a large healthcare project in the United Kingdom. This project accounted for approximately two-thirds of the year-over-year revenue increase. Additionally, the increase in year-over-year revenue was partially due to the strength of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom, the functional currency is the British pound. If there had been no change in these foreign currency exchange rates from the third quarter 2003 to 2004, European and total consolidated revenues in the third quarter of 2004 would have been $1.0 million lower. Without any foreign exchange rate change in all of 2004 in Europe, total European revenue would have $3.7 million lower, or $27.6 million in total as compared to the $31.3 million reported in the 2004 year-to-date period.

      In November 2003, the Company signed a contract with International Business Machines (IBM) for one year as one of IBM's national technical service providers for the United States. IBM has the right to extend the contract for three additional one-year periods. The Company and IBM are currently in the process of completing the extension of the contract for one additional year. In the third quarter of 2004, IBM was the Company's largest customer, accounting for $12.6 million or 21.8% of total revenue as compared to $12.7 million or 21.3% of third quarter 2003 revenue. For the 2004 year-to-date period, revenues from IBM were $39.8 million or 22.3% of consolidated revenue as compared to $38.5 million or 20.9% of consolidated 2003 revenues. The Company expects to continue to derive a significant portion of its revenue from IBM in the remainder of 2004 and in future years. While a decline in revenue from IBM would have a negative effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the diversity of the projects performed for IBM and the number of locations and divisions involved.

      Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 73.6% of revenue in the third quarter of 2004 as compared to 72.4% of third quarter 2003 revenue, and 73.2% of revenue in the 2004 year-to-date period as compared to 72.9% of revenue in the 2003 year-to-date period. The increase in direct costs as a percentage of revenue in the third quarter of 2004 as compared to third quarter of 2003 is primarily due to higher medical costs (0.7%), the cost of shutting down the previously mentioned outsourcing engagement (0.3%), and a change in the mix of services provided to clients.

      Selling, general and administrative (SG&A) expenses were 25.2% of revenue in the third quarter of 2004 as compared to 25.0% of revenue in the third quarter of 2003, and 25.2% in the 2004 year-to-date period as compared to 24.9% in the 2003 year-to-date period. Although the percentages have increased in 2004, total SG&A expenses have decreased from 2003 as the Company continues to actively manage its cost structure in response to the ongoing recession in technology related investments mentioned above, which has caused overall Company revenue to decrease.

      Operating income was 1.2% of revenue in the third quarter of 2004 as compared to 2.6% of revenue in the third quarter of 2003, and 1.6% in the 2004 year-to-date period as compared to 2.2% in the 2003 year-to-date period. Operating income from North American operations was $0.6 million and $2.4 million in the third quarter of 2004 and 2004 year-to-date period, respectively, while European operations recorded operating income of $0.1 million and $0.5 million, respectively, in such periods.

      Interest and other expense, net was 0.2% of revenue in the 2004 year-to-date period and 0.4% in the corresponding 2003 period. The decrease as a percentage of revenue from 2003 to 2004 is primarily due to lower average outstanding indebtedness balances in 2004. The estimated effective tax rate
(ETR) used to calculate the provision for income taxes from continuing operations was 16.1% in 2004 and 42.0% in 2003. The ETR is recalculated quarterly based upon current assumptions relating to the full year's estimated operating results, and various tax related items. The decrease in the rate in 2004 as compared to 2003 is due to the Company utilizing previously recorded net operating loss tax benefits of approximately $0.3 million for its European operations that had been fully offset by a valuation allowance. Additionally, the decrease in the ETR also reflects a release of approximately $0.4 million of previously recorded tax liabilities resulting from tax legislation recently enacted in the Netherlands. Without these adjustments to the ETR, the rate would have been approximately 43% in 2004.

      Net income from continuing operations for the third quarter of 2004 was 1.1% of revenue or $0.04 per diluted share, compared to net income from continuing operations of 1.3% of revenue or $0.05 per diluted share in the third quarter of 2003, and 1.2% of revenue or $0.12 per diluted share in all of 2004 as compared to 1.1% of revenue or $0.11 per diluted share in the comparable 2003 period. Diluted earnings per share were calculated using 17.2 million and 16.8 million equivalent shares outstanding in all 2004 and 2003 periods, respectively. The increase in equivalent shares outstanding in 2004 is due to an increase in the Company's stock price which resulted in a greater dilutive effect of outstanding stock options.

CRITICAL ACCOUNTING POLICIES

      Goodwill Valuation - With the required adoption of FAS No. 142 in 2002, CTG recorded a charge of $37.0 million, representing the cumulative effect of the change in accounting principle. The remaining goodwill balance of $35.7 million, relating to the company's North American operations, is evaluated annually or more frequently if facts and circumstances indicate impairment may exist. These evaluations are based on estimates and assumptions that may analyze the appraised value of similar transactions from which the goodwill arose, the appraised value of similar companies, or estimates of future discounted cash flows. The estimates and assumptions on which the Company's evaluations are based necessarily involve judgments and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events.

      As of both January 1, 2003 and 2004, the Company completed its annual valuation of the business unit to which the Company's goodwill relates. This valuation indicated that the estimated fair value of the business unit exceeded the carrying value of this unit at both January 1, 2003 and 2004. Additionally, there are no facts or circumstances that arose during 2004 that led management to believe the goodwill may be impaired. Accordingly, the Company believes no additional impairment was required to be recorded in its condensed consolidated financial results. Changes in future valuations, however, could lead to additional impairment charges.

      Income Taxes - At October 1, 2004, the Company had a total of approximately $5.0 million of current and non-current net deferred tax assets recorded on its balance sheet. The changes in deferred tax assets and liabilities from year to year, and quarter to quarter, are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable operating income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

      At October 1, 2004, the Company has a deferred tax asset resulting from the net operating loss in The Netherlands of approximately $3.7 million. The Company also has net operating loss benefits of approximately $0.9 million in various other countries where it does business. Management of the Company has analyzed each country's tax position and determined that it is unclear whether approximately $3.7 million of these assets totaling $4.6 million will be realized at any point in the future. Accordingly, at October 1, 2004, the Company has offset a portion of the asset with a valuation allowance totaling $3.7 million. The valuation allowance was reduced by approximately $0.3 million during 2004 due to the Company utilizing recorded net operating loss benefits of approximately $0.3 million for its European operations. In the future, the asset, and its potential realizability, will be evaluated each quarter to determine if any additional portion of the valuation allowance should be reversed. Any additional reversal of this valuation allowance in the future will result in a reduction of the Company's effective tax rate. The $0.3 million reduction in the valuation allowance resulted in a reduction in the ETR for 2004 of approximately 11%. Any additional 1% decrease in the ETR would have equaled approximately $25,000 of additional net income for the first three quarters of 2004.

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

FINANCIAL CONDITION AND LIQUIDITY

      Cash used by operating activities was $0.2 million through the first three quarters of 2004. Net income from continuing operations totaled $2.1 million, while other non-cash adjustments, primarily consisting of depreciation expense totaled $2.3 million. Accounts receivable increased by $6.9 million as compared to December 31, 2003 primarily due to the timing of certain billings and the collection of outstanding balances in the third quarter of 2004, which resulted in an increase in days sales outstanding to 74 days from 62 days at December 31, 2003. The ending of the large outsourcing engagement previously mentioned also negatively affected the Company's days sales outstanding calculation as the customer had prepaid its balances due to the Company. Income taxes decreased $1.7 million primarily due to the receipt of approximately $1.4 million of tax refunds net of tax payments, and reduced taxes payable due on current year income as compared to 2003. Accounts payable decreased $0.3 million, accrued compensation increased $0.5 million, and other current liabilities increased $0.8 million primarily due to the timing of certain payments near quarter-end.

      Investing activities used $1.5 million through the first three quarters of 2004, which represented the additions to property and equipment. The Company has no significant commitments for capital expenditures at October 1, 2004.

      Financing activities provided $4.7 million of cash through the first three quarters of 2004. The Company's current revolving credit agreement (Agreement) allows the Company to borrow up to $45 million. The Agreement is due in May 2005. The Agreement has interest rates ranging from 25 to 200 basis points over the prime rate and 125 to 300 basis points over Libor, and provides certain of the Company's assets as security for outstanding borrowings. The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions. At October 1, 2004, and during 2004, the Company was in compliance with these covenants.

      At October 1, 2004, there was a total of $4.5 million outstanding under this Agreement, up from $0 at December 31, 2003. The Company borrows or repays this revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. Daily average borrowings under this agreement for the first three quarters of 2004 were $8.8 million. As the Agreement is due in May 2005, the Company has recorded this outstanding balance at October 1, 2004 as a current portion of long-term debt, and included the balance in current liabilities. Prior to May 2004, the outstanding balance had been recorded as long-term debt and recorded in non-current liabilities. The Company is currently in the process of negotiating with a number of financial institutions for a new, long-term agreement. Upon signing a new agreement, the Company expects to again record the outstanding amount under the new agreement as long-term debt.

      The Company also received approximately $0.3 million from employees for stock purchased under the Employee Stock Purchase Plan and other stock plans.

      The Company is authorized to repurchase a total of 3.4 million shares of its common stock for treasury and the Company's stock trusts. At October 1, 2004, approximately 3.2 million shares have been repurchased under the authorizations, leaving 0.2 million shares authorized for future purchases. No share purchases were made in 2004.

      At October 1, 2004, consolidated shareholders' equity totaled $54.6 million, which is a decrease of $1.5 million from December 31, 2003. The decrease is primarily due to a net loss of $2.3 million, offset by the foreign currency adjustment of approximately $0.5 million primarily resulting from the sale of the Company's Dutch operations which had previously been reported as a direct charge to shareholders' equity.

      The Company believes existing internally available funds, cash potentially generated by operations, and available borrowings under the Company's revolving line of credit totaling approximately $40.3 million at October 1, 2004 will be sufficient to meet foreseeable working capital, capital expenditure, and possible stock repurchases, and to allow for future internal growth and expansion.

      The Company did not have any related party or off-balance sheet arrangements or transactions in either the first three quarters of 2004 or 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not have any off balance sheet market risk sensitive instruments for which disclosure is required. Total long-term revolving debt outstanding at the end of the quarter totaled approximately $4.5 million. The Company borrows or repays this revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. Daily average borrowings under this agreement for the first three quarters of 2004 were $8.8 million. Accordingly, a 1% increase or decrease in interest rates would increase or decrease quarterly interest expense by approximately $22,000.

      For the most part, prior to 2003, the Company had not been subject to material effects from foreign currency exchange rate fluctuations. However, throughout 2003, there was a significant strengthening of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom, the functional currency is the British pound. If there had been no change in these foreign currency exchange rates from the third quarter 2003 to 2004, European and total consolidated revenues in the third quarter of 2004 would have been $1.0 million lower. Without any foreign exchange rate change in all of 2004 in Europe, total European revenue would have $3.7 million lower, or $27.6 million in total as compared to the $31.3 million reported in the 2004 year-to-date period. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

      Based upon an evaluation completed as of the end of the period covered by this quarterly report with the SEC, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering and disclosing information as required for reports filed under the Securities and Exchange Act of 1934. The Company is in the process of documenting and testing its internal controls and procedures in compliance with Section 404 of the Sarbanes - Oxley Act and continues to make enhancements to its existing internal control environment. Such changes, in management's, opinion have strengthened already existing internal controls or have corrected potential process deficiencies. We will continue to evaluate the effectiveness of our internal controls and procedures and take further action as appropriate.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit     Description                                                      Page
-------     -----------------------------------------------------------      -----
31.(a)      Certification Pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002                                                       18

31.(b)      Certification Pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002                                                       19

32          Certification Pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002                                                       20

                                  * * * * * * *

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COMPUTER TASK GROUP, INCORPORATED

                                          By: /s/ Gregory M. Dearlove
                                              ----------------------------------
                                              Gregory M. Dearlove
                                              Principal Accounting and
                                              Financial Officer

                                              Title: Senior Vice President and
                                                     Chief Financial Officer

Date: November 10, 2004