Form 10-K
period 2004-12-31
COMPUTER TASK GROUP INC
filed 2005-03-16
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       (Mark One)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 2004 OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the Transition period from _______ to _______

                           Commission File No. 1-9410

                        COMPUTER TASK GROUP, INCORPORATED
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       State of New York                                16-0912632
--------------------------------            -----------------------------------
    (State of incorporation)                (I.R.S. Employer Identification No.)

 800 Delaware Avenue, Buffalo, New York                   14209
-----------------------------------------               ----------
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

The aggregate market value of the Registrant's voting and non-voting common equity, computed by reference to the price at which the common equity was last sold on the last business day of the Registrant's most recently completed second quarter was $64.8 million. Solely for the purposes of this calculation, all persons who are or may be executive officers or directors of the Registrant and all persons who have filed a Schedule 13D or Schedule 13G with respect to the Registrant's stock have been deemed to be affiliates.

The total number of shares of Common Stock of the Registrant outstanding at March 15, 2005 was 20,868,834.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company's definitive proxy statement to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year ended December 31, 2004, are incorporated by reference into

Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

                                     PART I

FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. The forward-looking statements contained in the report are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "might," "should," "will" and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenues, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry conditions, including fluctuations in demand for IT services, (ii) the availability to us of qualified professional staff, (iii) industry competition, (iv) rate and wage inflation or deflation, (v) risks associated with operating in foreign jurisdictions, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the IT solutions and staffing industry, taxes and the Company's operations in particular, (vii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (viii) consolidation among the Company's competitors or customers, and (ix) the risks described elsewhere herein and from time to time in the Company's reports to the Securities and Exchange Commission.

ITEM 1. BUSINESS

Computer Task Group, Incorporated (the Company, CTG, or the Registrant) was incorporated in Buffalo, New York on March 11, 1966, and its corporate headquarters are located at 800 Delaware Avenue, Buffalo, New York 14209 (716-882-8000). CTG is an international information technology (IT) solutions and staffing company. CTG employs approximately 2,500 people worldwide and serves customers through an international network of offices in North America and Europe. During 2004, the Company had five operating subsidiaries: CTG HealthCare Solutions (Kansas), Inc., and Computer Task Group of Canada, Inc., primarily providing services in North America; and Computer Task Group Belgium N.V., Computer Task Group Luxembourg S.A., and Computer Task Group (U.K.) Ltd. primarily providing services in Europe. During 2004, the Company merged its subsidiary CTG Services, Inc. into Computer Task Group, Incorporated.

DISPOSITION OF OPERATIONS

During the first quarter of 2004, the Company disposed of its Dutch operating subsidiary, CTG Nederland B.V., in a transaction in which the Company sold the subsidiary's stock and transferred the unit's business, staff, and lease and equipment obligations to the unit's management team. The effective date of the disposition was January 1, 2004, and the transaction has been treated as discontinued operations in the Company's consolidated financial statements contained in this report. As part of the transaction, the Company retained the assets and liabilities related to the defined-benefit plan for its previous employees in The Netherlands (NDBP). At the time of the disposition, the net asset of the plan totaled approximately $0.5 million. The activities of the NDBP are discussed in note 7, "Deferred Compensation Benefits," included in the Company's consolidated financial statements in this Form 10-K under Item no. 8, "Financial Statements and Supplementary Data." This unit had previously been included in the financial results of the Company's European operations.

The loss from discontinued operations resulting from this divestiture totaled approximately $4.4 million in 2004, with approximately $4.3 million of that loss incurred in the first quarter of 2004. The loss includes a cumulative loss on disposal of approximately $3.9 million, and approximately $0.5 million from a foreign currency adjustment which had previously been reported as a direct charge to shareholders' equity. All activities related to this subsidiary have been removed from the Company's individual accounts and subsequently combined and included on the line entitled "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations.

Revenue, loss before income taxes, and income (loss) from discontinued operations for 2004, 2003, and 2002 are as follows:

(amounts in thousands)                          2004          2003         2002

Revenue                                      $         -   $    6,827    $    7,151
Loss before income taxes                     $         -   $   (1,762)   $   (2,120)
Income (loss) from discontinued operations   $    (4,411)  $       62    $   (1,397)

During 2003, the Company recorded a tax refund and interest thereon of approximately $1.1 million and $0.6 million, respectively, resulting from the resolution of a court case in The Netherlands which, for tax purposes, created a net operating loss for the Company's Dutch subsidiaries. This refund was received in 2004 and included above as part of the income from discontinued operations in 2003.

Assets and liabilities of the discontinued operations were as follows at December 31, 2003 and 2002:

(amounts in thousands)           2003         2002

Cash                           $     304    $    743
Accounts receivable            $   1,622    $  1,383
Other current assets           $     282    $    833
Property and equipment, net    $     341    $    232
Current liabilities            $     939    $    942

As the disposition was effective January 1, 2004, the assets and liabilities of the disposed operation on that date approximated the balances at December 31, 2003.

AVAILABLE COMPANY INFORMATION

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and reports pertaining to the Company filed under Section 16 of the Exchange Act are available without charge on the Company's website at www.ctg.com as soon as reasonably practicable after the Company electronically files the information with, or furnishes it to, the Securities and Exchange Commission. The Company's code of ethics, committee charters and governance policies are also available without charge on the Company's website at www.ctg.com/investors/corporategov.htm.

BACKGROUND

The Company operates in one industry segment, providing IT services to its clients. These services include IT Staffing, Application Management Outsourcing, and IT Solutions. CTG provides these three primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. Approximately 82% of consolidated 2004 revenue of $237.1 million was generated in North America and 18% in Europe. The Company promotes a portion of its services through four vertical market focus areas: Technology Service Providers, Financial Services, HealthCare, and Life Sciences. A brief discussion of the Company's IT Staffing, Application Management Outsourcing, and IT Solutions services is as follows:

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

International Business Machines Corporation (IBM) is CTG's largest customer. CTG provides services to various IBM divisions in many locations. In November 2003, the Company signed a contract with IBM for one year as one of IBM's national technical service providers for the United States. The Company and IBM recently completed the renewal of this contract for one additional year. This contract accounted for approximately 93% of all of the services provided to IBM by the Company in 2004. IBM accounted for $52.6 million or 22.2% of the Company's 2004 consolidated revenue, $51.9 million or 21.1% of 2003 consolidated revenue, and $50.3 or 19.6% of 2002 consolidated revenue. The Company expects to continue to derive a significant portion of its revenue from IBM in 2005 and in future years. While a decline in revenue from IBM would have a negative effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the diversity of the projects performed for IBM and the number of locations and divisions involved. No other customer accounted for more than 10% of the Company's revenues in 2004 or 2003.

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

The Company performs a portion of its business on a monthly fee basis, as well as a small portion of its project business on a fixed-price basis. These contracts generally have different terms and conditions regarding cancellation and warranties, and are usually negotiated based on the unique aspects of the project. Contract value for fixed-price contracts is generally a function of the type and level of skills required to complete the related project and the risk associated with the project. Risk is a function of the project deliverable, completion date and CTG's management and staff performance. Fixed-price contracts accounted for under the percentage of completion method represented approximately four percent of 2004, three percent of 2003, and three percent of 2002 consolidated revenue, respectively. Revenue from all fixed-price contracts, including those accounted for under the percentage of completion method and on a monthly fee basis, represented 11%, 13%, and 14% of consolidated revenues in 2004, 2003, and 2002, respectively. As of December 31, 2004 and 2003, the backlog for fixed-price and all managed-support contracts was approximately $20.2 million and $75.3 million, respectively. The primary reason for the significant decrease in backlog from December 31, 2003 to 2004 was due to the loss of a large outsourcing engagement involving approximately 100 billable staff ending at the end of July 2004 as the customer, who is in liquidation, decided to in-source its IT department. Approximately 92% of the December 31, 2004 backlog of $20.2 million, or $18.6 million, is expected to be earned in 2005. Of the $75.3 million of backlog at December 31, 2003, approximately 35%, or $26.3 million was earned in 2004. Revenue is subject to seasonal variations, with a minor downturn in months of high vacation and legal holidays (July, August, and December). Backlog does not tend to be seasonal; however, it does fluctuate based upon the timing of long-term contracts.

COMPETITION

The IT services market is highly competitive. The market is also highly fragmented with many providers with no single competitor maintaining a clear market leadership. The Company's competition varies by location, the type of service provided, and the customer to whom services are provided. Competition comes from four major channels: large national or international vendors, including major accounting and consulting firms; hardware vendors and suppliers of packaged software systems; small local firms or individuals specializing in specific programming services or applications; and a customer's internal data processing staff. CTG competes against all four of these channels for its share of the market. The Company believes that to compete successfully it is necessary to have a local geographic presence, offer appropriate IT solutions, provide skilled professional resources, and price its services competitively.

CTG has implemented a Global Management System, with a goal to achieve continuous, measured improvements in services and deliverables. As part of this program, CTG has developed specific methodologies for providing high value services that result in unique solutions and specified deliverables for its clients. The Company believes these methodologies will enhance its ability to compete. CTG initially achieved worldwide ISO 9001:1994 certification in June 2000. CTG received its worldwide ISO 9001:2000 certification in January 2003. The Company believes it is the only IT services company of its size to achieve worldwide certification.

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS

All information below has been revised as applicable to reflect the results from continuing operations only and therefore exclude the results of CTG Nederland, B.V. which was sold effective January 1, 2004.

                                          2004           2003              2002
                                         ------         ------            ------
                                                  (amounts in thousands)
Revenue from External Customers:
     North America                   $   193,704      $   212,075       $   226,824
     Belgium                              28,694           22,967            18,611
     Other European countries             14,724           10,472            10,690
                                     -----------      -----------       -----------
         Total revenue               $   237,122      $   245,514       $   256,125
                                     ===========      ===========       ===========
Operating Income (Loss):
     North America                   $    16,087      $    18,401       $    19,577
     Europe                                  849               33            (1,742)
     Corporate and other                 (13,838)         (12,903)          (11,857)
                                     -----------      -----------       -----------
         Total operating income      $     3,098      $     5,531       $     5,978
                                     ===========      ===========       ===========
Identifiable Assets:
     North America                   $    76,657      $    74,197       $    80,908
     Europe                               13,202           10,190             8,013
     Corporate and other (1)              13,001           13,545            12,373
     Discontinued operations                   -            2,549             3,191
                                     -----------      -----------       -----------
         Total identifiable assets   $   102,860      $   100,481       $   104,485
                                     ===========      ===========       ===========

(1) Corporate and other identifiable assets consist principally of cash and temporary cash investments, deferred taxes, and other assets

EXECUTIVE OFFICERS OF THE COMPANY

As of December 31, 2004, the following individuals were executive officers of the Company:

                                                                             Period During                  Other Positions
                                                                            Which Served as                and Offices with
Name                    Age                Office                          Executive Officer                   Registrant
----                    ---                ------                          -----------------                   ----------
James R. Boldt          53      Chairman, President and                 June 21, 2001 for President,
                                Chief Executive Officer                 July 16, 2001 for Chief
                                                                        Executive Officer,
                                                                        May 2002 for Chairman,
                                                                        all to date                        Director

                                Executive Vice President                February 2001 to June 2001

                                Vice President, Strategic Staffing      December 2000 to
                                                                        September 2001

                                Acting Chief Executive Officer          June 2000 to November 2000

                                Vice President and                      February 12, 1996 to
                                Chief Financial Officer                 October 1, 2001

Arthur W. Crumlish      50      Senior Vice President                   September 24, 2001 to date         None

Gregory M. Dearlove     50      Senior Vice President,                  October 1, 2001 to date            Treasurer
                                Chief Financial Officer

Filip J.L. Gyde         44      Senior Vice President                   October 1, 2000 to date            None

Michael J. McNees       52      Senior Vice President                   May 5, 2004 to date                None

Joseph B. Murphy        48      Senior Vice President                   August 23, 2004 to date            None

Thomas J. Niehaus       43      Senior Vice President                   July 22, 1999 to date              None

Peter P. Radetich       51      Senior Vice President,                  April 28, 1999 to date             Secretary
                                General Counsel

Mr. Boldt was appointed president and joined CTG's Board of Directors on June 21, 2001, and was appointed chief executive officer on July 16, 2001. Mr. Boldt became the Company's Chairman in May 2002. Mr. Boldt joined the Company as a vice president, chief financial officer and treasurer in February 1996.

Mr. Crumlish was promoted to senior vice president in September 2001, and is currently responsible for the Company's Strategic Staffing Services organization. Prior to that, he was controller of the Strategic Staffing Services organization. Mr. Crumlish joined the Company in 1990.

Mr. Dearlove joined the Company as a senior vice president and its chief financial officer in October 2001. Prior to that, Mr. Dearlove was the office managing partner of Deloitte & Touche's (Deloitte) Upstate New York Offices from June 1997 to September 2001. Mr. Dearlove had been a partner with Deloitte since 1986.

Mr. Gyde was promoted to senior vice president in October 2000, and is currently responsible for all of the Company's European operations. Prior to that, Mr. Gyde was managing director of the Company's Belgium operation. Mr. Gyde has been with the Company since May 1987.

Mr. McNees joined the Company in September 1992 as a sales manager. He was promoted to Director, Business Development in October 1996 for the Company's mid-Atlantic region, promoted again for the same region to Managing Director in July 1998, to Vice President of the Company's Life Sciences unit in June 2003, and to senior vice president of the Company's Life Sciences unit in May 2004.

Mr. Murphy joined the Company in August 2004 as the senior vice president of the Company's IT Solutions operations. Prior to joining the Company, in 2004 Mr. Murphy was the Chief Sales Officer for E5 Systems, in 2003 was the vice president of Application Management Services for North America for Sapient, and from 1998 to 2003 was a managing director for Keane, Inc.

Mr. Niehaus joined the Company in February 1999, and was promoted to senior vice president of CTG HealthCare Solutions in July 1999. Previously, Mr. Niehaus was executive vice president of Elumen Solutions, Inc. from September 1997 to February 1999. Prior to that, Mr. Niehaus was vice president of Exemplar Systems.

Mr. Radetich joined the Company in June 1988 as associate general counsel, and was promoted to general counsel and secretary in April 1999.

ITEM 2. PROPERTIES

The Company owns and occupies a headquarters building at 800 Delaware Avenue, and an office building at 700 Delaware Avenue, both located in Buffalo, New York and part of the Company's North American operations. The corporate headquarters consists of approximately 40,000 square feet and is occupied by corporate administrative operations. The office building consists of approximately 39,000 square feet and is also occupied by corporate administrative operations. During December 2003, the Company paid off a term loan totaling $5 million that had previously been collateralized by these properties. At December 31, 2004, these properties were not mortgaged; however, they are pledged as collateral against the Company's existing revolving credit agreement.

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

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved from time to time in various legal proceedings arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving the Company and its subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK MARKET INFORMATION

The Company's stock is traded on the New York Stock Exchange under the symbol CTG, and is commonly abbreviated Cptr Task. The following table sets forth the high and low sales prices for the Company's common stock on the New York Stock Exchange for the previous two years.

STOCK PRICE                               HIGH              LOW
YEAR ENDED DECEMBER 31, 2004
Fourth Quarter                          $  6.55           $  2.65
Third Quarter                           $  4.05           $  2.75
Second Quarter                          $  5.72           $  3.85
First Quarter                           $  5.66           $  3.75

YEAR ENDED DECEMBER 31, 2003

Fourth Quarter                          $  4.41           $  3.30
Third Quarter                           $  3.80           $  2.51
Second Quarter                          $  2.92           $  1.93
First Quarter                           $  4.09           $  2.00

On February 7, 2005, there were 2,819 record holders of the Company's common shares. The Company has not paid a dividend since 2000. The Company paid an annual cash dividend of $.05 per share from 1993 to 2000 and, prior to that, paid $.025 per share annually since 1976 plus a 10% share dividend in 1980. The determination of the timing, amount and payment of dividends on the Company's common stock in the future is at the discretion of the Board of Directors and will depend upon, among other things, the Company's profitability, liquidity, financial condition and capital requirements.

For information concerning common stock to issued in connection with the Company's equity compensation plans, see "Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management."

The Company did not repurchase any of its outstanding common stock during 2004.

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED SUMMARY - FIVE-YEAR SELECTED FINANCIAL INFORMATION

The selected consolidated statement of income data set forth below for each of the years in the five-year period ended December 31, 2004 has been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data." Information reported for the years 2000 to 2003 has been restated, as applicable, to reflect the disposition of CTG Nederland, B.V. effective January 1, 2004.

                                                       2004        2003         2002        2001          2000
(amounts in millions, except per-share data)
OPERATING DATA
Revenue                                              $ 237.1     $  245.5     $ 256.1     $ 299.4       $ 319.1
Operating income (loss)                              $   3.1     $    5.5     $   6.0     $   1.4       $  (4.4)***
Income (loss) from continuing operations
     before cumulative effect of change
     in accounting principle                         $   3.0     $    2.7     $   2.8     $  (1.3)      $  (3.4)***
Net income (loss)                                    $  (1.4)*   $    2.7     $ (35.7)**  $  (2.2)      $  (5.7)***

Basic net income (loss) per share from
     continuing operations before cumulative
     effect of change in accounting principle        $  0.18     $   0.16     $  0.17     $ (0.08)      $ (0.21)***
Basic net income (loss) per share                    $ (0.09)*   $   0.16     $ (2.15)**  $ (0.13)      $ (0.35)***
Diluted net income (loss) per share from
     continuing operations before cumulative
     effect of change in accounting principle        $  0.17     $   0.16     $  0.16     $ (0.08)      $ (0.21)***
Diluted net income (loss) per share                  $ (0.08)*   $   0.16     $ (2.11)**  $ (0.13)      $ (0.35)***
Cash dividend per share                              $     -     $      -     $     -     $     -       $  0.05

FINANCIAL POSITION
Working capital                                      $  17.2     $   15.9     $  16.3     $  20.5       $  12.9
Total assets                                         $ 102.9     $  100.5     $ 104.5     $ 152.0       $ 165.5
Long-term debt                                       $     -     $      -     $   8.5     $  15.5       $   9.7
Shareholders' equity                                 $  56.5     $   56.1     $  52.4     $  86.6       $  88.8

* Includes a loss from discontinued operations of approximately $4.4 million, or $0.27 per basic share and $0.25 per diluted share, for the disposition of CTG Nederland, B.V. effective January 1, 2004

** Includes a charge for the cumulative effect of a change in accounting principle related to the adoption of Financial Accounting Standard (FAS) No. 142, "Goodwill and Other Intangible Assets," which reduced net income by $37.0 million, basic net income per share by $2.23, and diluted net income per share by $2.19

*** Includes the net expense of a restructuring charge, which increased operating loss by $4.2 million, net loss by $3.0 million, and basic and diluted net loss per share by $0.18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. The forward-looking statements contained in the report are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "might," "should," "will" and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenues, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry conditions, including fluctuations in demand for IT services, (ii) the availability to us of qualified professional staff, (iii) industry competition, (iv) rate and wage inflation or deflation, (v) risks associated with operating in foreign jurisdictions, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the IT solutions and staffing industry, taxes and the Company's operations in particular, (vii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (viii) consolidation among the Company's competitors or customers, and (ix) the risks described elsewhere herein and from time to time in the Company's reports to the Securities and Exchange Commission.

Several important factors should be taken into consideration when reviewing the Company's operational results. These include:

THE ANTICIPATED DEMAND FOR INFORMATION TECHNOLOGY (IT) SERVICES

There was a steady decline in demand in the technology services sector from the second half of 1999 through 2003 as a recession in the technology industry negatively affected spending for information technology services. The Company believes that demand began to increase in 2004, and staffing demand returned to more normalized levels for the first time in five years. However, declines in spending for IT services in 2005 and in future years may again adversely affect the Company's operating results in the future as it has in the past.

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

RATE AND WAGE INFLATION OR DEFLATION

While the rates at which the Company billed its customers for its services somewhat stabilized in the later part of 2003, there had been a general decline in these rates over recent years as a result of the technology recession mentioned above. The Company did experience a reduction in the rates at which it bills its customers for its services for one significant customer during the first half of 2004. Additionally, the Company actively competes against many other companies for business with new and existing clients. Competitive pressures may lead to a further decline in the rates that the Company bills its customers for its services, which may adversely effect the Company's operating results in the future.

INTERNATIONAL OPERATIONS

The Company has operations in the United States and Canada in North America, and in Belgium, the United Kingdom and Luxembourg in Europe. The Company's foreign operations are subject to currency fluctuations, legislation and tax law changes, and economic climates that are different than that of the United States. Although the Company actively manages these foreign operations, economic conditions or other changes beyond the Company's control may negatively effect the Company's overall operating results.

OPERATIONS

The Company operates in one industry segment, providing IT staffing solutions services to its clients. These services include IT Staffing, Application Management Outsourcing, and IT Solutions. CTG provides these three primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. The Company promotes a portion of its services through four vertical market focus areas: Technology Service Providers, Financial Services, HealthCare, and Life Sciences.

DISPOSITION OF OPERATIONS

During the first quarter of 2004, the Company disposed of its Dutch operating subsidiary, CTG Nederland B.V., in a transaction in which the Company sold the subsidiary's stock and transferred the unit's business, staff, and lease and equipment obligations to the unit's management team. The effective date of the disposition was January 1, 2004, and the transaction has been treated as discontinued operations in the Company's consolidated financial statements contained in this report. As part of the transaction, the Company retained the assets and liabilities related to the defined-benefit plan for its previous employees in The Netherlands (NDBP). At the time of the disposition, the net asset of the plan totaled approximately $0.5 million. The activities of the NDBP are discussed in note 7, "Deferred Compensation Benefits," included in the Company's consolidated financial statements in this Form 10-K under Item no. 8, "Financial Statements and Supplementary Data." This unit had previously been included in the financial results of the Company's European operations.

The loss from discontinued operations resulting from this divestiture totaled approximately $4.4 million in 2004, with approximately $4.3 million of that loss incurred in the first quarter of 2004. The loss includes a cumulative loss on disposal of approximately $3.9 million, and approximately $0.5 million from a foreign currency adjustment which had previously been reported as a direct charge to shareholders' equity. All activities related to this subsidiary have been removed from the Company's individual accounts and subsequently combined and included on the line entitled "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations.

Revenue, loss before income taxes, and income (loss) from discontinued operations for 2004, 2003, and 2002 are as follows:

(amounts in thousands)                             2004            2003           2002
Revenue                                        $         -      $    6,827     $    7,151
Loss before income taxes                       $         -      $   (1,762)    $   (2,120)
Income (loss) from discontinued operations     $    (4,411)     $       62     $   (1,397)

During 2003, the Company recorded a tax refund and interest thereon of approximately $1.1 million and $0.6 million, respectively, resulting from the resolution of a court case in The Netherlands which, for tax purposes, created a net operating loss for the Company's Dutch subsidiaries. This refund was received in 2004 and included above as part of the income from discontinued operations in 2003.

Assets and liabilities of the discontinued operations were as follows at December 31, 2003 and 2002:

(amounts in thousands)               2003             2002
Cash                              $     304         $    743
Accounts receivable               $   1,622         $  1,383
Other current assets              $     282         $    833
Property and equipment, net       $     341         $    232
Current liabilities               $     939         $    942

As the disposition was effective January 1, 2004, the assets and liabilities of the disposed operation on that date approximated the balances at December 31, 2003.

RESULTS OF OPERATIONS

The table below sets forth data as contained on the consolidated statements of operations, with the percentage information calculated as a percentage of consolidated revenues as reported on the Company's Consolidated Statements of Operations as included in this Form 10-K under Item 8, "Financial Statements and Supplementary Data."

YEAR ENDED DECEMBER 31,                                          2004             2003              2002
(percentage of revenue)
Revenue                                                         100.0%            100.0%           100.0%
Direct costs                                                     73.0%             72.7%            72.0%
Selling, general, and administrative expenses                    25.7%             25.0%            25.7%
                                                                -----             -----            -----
Operating income                                                  1.3%              2.3%             2.3%
Interest and other expense, net                                  (0.3)%            (0.4)%           (0.6)%
                                                                -----             -----            -----
Income from continuing operations before income taxes
   and cumulative effect of change in accounting principle        1.0%              1.9%             1.7%
Provision (benefit) for income taxes                             (0.3)%             0.8%             0.6%
                                                                -----             -----            -----
Income from continuing operations before cumulative
   effect of change in accounting principle                       1.3%              1.1%             1.1%
Income (loss) from discontinued operations                       (1.9)%               -             (0.6)%
                                                                -----             -----            -----
Net income (loss) before cumulative effect of change
   in accounting principle                                       (0.6)%             1.1%             0.5%
Cumulative effect of change in accounting principle                 -                 -            (14.4)%
                                                                -----             -----            -----
Net income (loss)                                                (0.6)%             1.1%           (13.9)%
                                                                =====             =====            =====

2004 AS COMPARED TO 2003

In 2004, the Company recorded revenue of $237.1 million, a decrease of 3.4% compared to revenue of $245.5 million recorded in 2003. Revenue from the Company's North American operations totaled $193.7 million in 2004, a decrease of 8.7% when compared to 2003 revenue of $212.1 million. Revenue from the Company's European operations totaled $43.4 million in 2004, an increase of 29.9% when compared to 2003 revenue of $33.4 million. The European revenue represented 18.3% and 13.6% of 2004 and 2003 consolidated revenue, respectively. The company's revenue includes reimbursable expenses billed to customers. These expenses totaled $8.3 million and $6.7 million in 2004 and 2003, respectively.

In North America, the revenue decrease is primarily the result of a large outsourcing engagement involving approximately 100 billable staff ending at the end of July 2004 as the customer, who is in liquidation, decided to in-source its IT department. Offsetting this engagement was stronger demand for the staffing services the Company provides to its clients. Although demand for staffing services increased during 2004, the addition of billable staff was gradual throughout the year as compared to the large engagement ending at the end of July, and therefore only partially offset the decline in revenue. The Company has continued to see strong demand for its staffing services in the first quarter of 2005.

The significant increase in revenue in the Company's European operations in 2004 as compared to 2003 was in part due to the addition of a large healthcare project in the United Kingdom. This project accounted for approximately one-third of the year-over-year revenue increase. Additionally, the increase in year-over-year revenue was partially due to the strength of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom, the functional currency is the British pound. If there had been no change in these foreign currency exchange rates from 2003 to 2004, European and total consolidated revenues in 2004 would have been $4.1 million lower, or $39.3 million in total as compared to the $43.4 million reported in 2004.

In November 2003, the Company signed a contract with International Business Machines (IBM) for one year as one of IBM's national technical service providers for the United States. The Company and IBM recently completed the renewal of this contract for one additional year. This contract accounted for approximately 93% of all of the services provided to IBM by the Company in 2004. In 2004, IBM was the Company's largest customer, accounting for $52.6 million or 22.2% of total revenue as compared to $51.9 million or 21.1% of 2003 revenue. The Company expects to continue to derive a significant portion of its revenue from IBM in 2005 and in future years. While a decline in revenue from IBM would have a negative effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the diversity of the projects performed for IBM and the number of locations and divisions involved. No other customer accounted for more than 10% of the Company's revenue in 2004 or 2003.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 73.0% of revenue in 2004 as compared to 72.7% of 2003 revenue. The increase in direct costs as a percentage of revenue in 2004 as compared to 2003 is primarily due to higher medical benefit costs (0.4%), offset by a change in the mix of services provided to clients.

Selling, general and administrative (SG&A) expenses were 25.7% of revenue in 2004 as compared to 25.0% of revenue in 2003. Although the percentages have increased in 2004, total SG&A expenses have decreased from 2003 as the Company continues to actively manage its cost structure in response to the revenue pressures mentioned above, which has caused overall Company revenue to decrease. In 2004, the Company did incur costs to continue to make investments in the Company in the areas of recruiting and its service offerings in order to capitalize on increases in market demand when they began to occur during 2004. Also, in addition to the use of internal resources, the Company incurred in excess of $0.5 million of costs to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which were not incurred in 2003.

Operating income was 1.3% of revenue in 2004 as compared to 2.3% of revenue in 2003. Operating income from North American operations was $2.3 million in 2004 as compared to $5.5 million in 2003, while European operations recorded operating income of $0.8 million in 2004 and $0 in 2003. Operating income in Europe was positively effected by approximately $0.1 million due to the strength of the currencies in the countries in which the Company's European subsidiaries operate.

Interest and other expense, net was 0.3% of revenue in 2004 and 0.4% in 2003. The decrease as a percentage of revenue from 2003 to 2004 is primarily due to lower average outstanding indebtedness balances in 2004.

The estimated effective tax rate (ETR) used to calculate the provision for income taxes from continuing operations was a benefit of (22.6) % in 2004 and 42% in 2003. The ETR is recalculated quarterly based upon current assumptions relating to the full year's estimated operating results, and various tax related items. The decrease in the rate in 2004 as compared to 2003 is primarily due to the Company utilizing previously recorded net operating loss tax benefits of approximately $0.5 million for its European and Canadian operations that had been fully offset by a valuation allowance, a release of approximately $0.6 million of previously recorded tax liabilities resulting from the Company's interpretation of recent tax legislation enacted in Europe, $0.4 million for state tax net operating loss tax benefits that had previously been fully offset by a valuation allowance, and a net amount of approximately $0.2 million from the release of other deferred tax items. Without these adjustments to the ETR, the rate would have been approximately 48% in 2004.

Net income from continuing operations for 2004 was 1.3% of revenue or $0.17 per diluted share, compared to net income from continuing operations of 1.1% of revenue or $0.16 per diluted share in 2003. Diluted earnings per share were calculated using 17.1 million and 16.8 million equivalent shares outstanding in 2004 and 2003 periods, respectively. The increase in equivalent shares outstanding in 2004 is due to an increase in the Company's stock price which resulted in a greater dilutive effect of outstanding stock options.

2003 AS COMPARED TO 2002

In 2003, CTG recorded revenue of $245.5 million, a decrease of 4.1% when compared to 2002 revenue of $256.1 million. Revenues from the Company's North American operations totaled $212.1 million in 2003, a decrease of 6.5 percent when compared to 2002 revenue of $226.8 million. Revenues from the Company's European operations totaled $33.4 million, an increase of 14% when compared to 2002 revenue of $29.3 million. The European revenue represented 13.6% and 11.4% of 2003 and 2002 consolidated revenue, respectively. The Company's revenue includes reimbursable expenses billed to customers. These expenses totaled $6.7 million and $6.8 million in 2003 and 2002, respectively.

Consistent in both North America and Europe, the consolidated year-over-year revenue decrease is primarily a result of the ongoing recession in technology related investments which has had an overall negative effect on customer spending for information technology services. Although 2003 saw an increasing demand for the IT staffing services provided by the Company, a general weakness in demand for the other services offered by the Company resulted in the overall decrease in revenue year-over-year. Additionally, a change in the mix of the services provided to customers in 2003 towards providing more staffing services led to an aggregate decline in the rates of approximately 6% for which the Company bills its customers for its services.

Revenue was negatively impacted in Europe due to the technology recession; however, this was fully offset by the strengthening of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom, the functional currency is the British pound. If there had been no change in these foreign currency exchange rates from 2002 to 2003, European and total consolidated revenues for 2003 would have been $5.0 million lower. Without these exchange gains in Europe, total European revenue would have decreased $0.9 million or 3.1% from 2002.

In November 2003, the Company signed a contract with International Business Machines (IBM) for one year as one of IBM's national technical service providers for the United States. IBM has the right to extend the contract for three additional one-year periods. This contract, and its predecessor, accounted for approximately 89% of the services provided to IBM in 2003. In 2003, IBM continued to be the Company's largest customer, accounting for $51.9 million or 21.1% of total revenue as compared to $50.3 million or 19.6% of 2002 revenue. The increase in demand for staffing services that the Company experienced in 2003 was significantly impacted by IBM. However, this increase in demand was partially offset by a decline in the rates that the Company billed IBM for its services. The Company continued to derive a significant portion of its revenue from IBM in 2004.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 72.7% of revenue in 2003 as compared to 72.0% of 2002 revenue. The increase in direct costs as a percentage of revenue in 2003 as compared to 2002 is due to the shift to more staffing services in the Company's sales mix and the recession previously mentioned which has adversely affected the rates at which the company bills customers for its services.

Selling, general and administrative (SG&A) expenses were 25.0% of revenue in 2003 as compared to 25.7% of revenue in 2002. The decline in SG&A expense year-over-year is due to the Company continuing to align and reduce its cost structure to the current level of revenue.

Operating income was 2.3% of revenue in 2003 and 2002. Operating income from North American operations was $5.5 million and $7.7 million in 2003 and 2002, respectively, while European operations recorded operating income of $0 in 2003 and an operating loss of $1.7 in 2002.

Interest and other expense, net was (0.4) % of revenue in 2003 and (0.6) % in 2002. The decrease as a percentage of revenue from 2002 to 2003 is primarily due to lower average outstanding indebtedness balances and significantly lower interest rates in 2003, partially offset by a loss of approximately $(0.2) million on the sale of the property held for sale in the second quarter of 2003. The provision for income taxes from continuing operations was 42% in 2003 and 36.9% in 2002.

Net income for 2003 was 1.1% of revenue or $0.16 per diluted share, compared to a loss of 13.9% of revenue or $(2.11) per diluted share in 2002. The 2002 loss includes the cumulative effect of the change in accounting principle relating to the valuation of the Company's goodwill which totaled 14.4% of revenue, or $(2.19) per diluted share. Diluted earnings per share were calculated using 16.8 and 16.9 million equivalent shares outstanding in 2003 and 2002, respectively. The decrease in equivalent shares outstanding in 2003 is due to a lesser dilutive effect of outstanding stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the accounting and reporting for costs associated with the exit from or disposal of a portion of a company's operations. The provisions of this standard are effective for any exit or disposal activities initiated after December 31, 2002. The Company has reviewed the provisions of this standard and applied them, as applicable, to its disposal of its Dutch operating subsidiary, CTG Nederland B.V., during the first quarter of 2004. See note 2, "Discontinued Operations" included in the Company's consolidated financial statements in this Form 10-K under Item no. 8, "Financial Statements and Supplementary Data."

During 2003, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." This EITF addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions of this EITF were effective for interim periods beginning after June 15, 2003. The Company has reviewed the provisions of this EITF and determined that those provisions are consistent with the Company's existing policies, and therefore the implementation of this EITF did not have a significant effect on the Company's financial position or results of operations for either the year ended December 31, 2004 or December 31, 2003. See note 1, "Summary of Significant Accounting Policies - Revenue and Cost Recognition" included in the Company's consolidated financial statements in this Form 10-K under Item no. 8, "Financial Statements and Supplementary Data." for a discussion of the Company's application of this EITF to the Company's 2004 consolidated financial statements.

In December 2003, the FASB issued FAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Post-Retirement Benefits." This revision of FAS No. 132 requires additional disclosures about the assets, obligations, the cash flows, and the net periodic benefit costs of defined benefit plans and other defined benefit postretirement plans. The provisions of the statement, for the most part, were effective for periods ending after December 15, 2003. The Company has included theses additional required disclosures, as applicable, in the notes to its consolidated financial statements, including note 7, "Deferred Compensation Benefits," and note 8, "Employee Benefits" included in the Company's consolidated financial statements in this Form 10-K under Item no. 8, "Financial Statements and Supplementary Data."

In December 2004, the FASB issued FAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29." This standard addresses the measurement of exchanges of non-monetary assets, and amends the guidance in APB Opinion No. 29, "Accounting for Non-monetary Exchanges." The standard is effective for exchanges of non-monetary assets occurring in fiscal periods beginning after June 15, 2005. The Company has reviewed the provisions of this standard and, at this time, does not believe the adoption of the standard will have any effect on the financial position or results of operations of the Company.

In December 2004, the FASB issued FAS No. 123 (revised 2004), "Share-Based Payment." This FAS establishes standards for the accounting for transactions in which the Company exchanges its equity instruments for goods or services. The standard requires the Company to measure the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of the award. Currently, the Company only issues stock options in exchange for employee and director services. Under the new standard, the calculated cost of the equity awards will be recognized in the Company's results of operations over the period in which an employee or director is required to provide the services for the award. Compensation cost will not be recognized for employees or directors that do not render the requisite services.

Currently, the Company accounts for its stock-based employee compensation plans as discussed above in note 1 - "Summary of Significant Accounting Policies - Stock-Based Employee Compensation," and note 10 - "Stock Option Plans" included in the Company's consolidated financial statements in this Form 10-K under Item no. 8, "Financial Statements and Supplementary Data," and as allowed under current guidance, does not record compensation cost in its statements of operations for stock-based compensation. This new standard is effective for the Company as of the beginning of its first interim period beginning after June 15, 2005. The Company is currently in the process of evaluating the effect on its financial condition and results of operations of the adoption of this new standard.

In April 2003, the FASB issued FAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies the financial accounting and reporting for derivative instruments, including those embedded in other contracts, and for hedging activities under FAS No. 133. The provisions of the statement, for the most part, were effective for contracts entered into and hedging activities designated after June 30, 2003. The Company has reviewed the provisions of this statement and determined that it did not have any effect on its financial position or results of operations for the year ended December 31, 2003.

In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how entities should measure and classify financial instruments with characteristics of both liabilities and equity. The provisions of this statement were effective for interim periods beginning after June 15, 2003. The Company has reviewed the provisions of this statement and determined that it did not have any effect on its financial position or results of operations for the year ended December 31, 2003.

During 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," and a revision of this Interpretation in December 2003. These Interpretations of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," address the consolidation by business enterprises of certain variable interest entities. If applicable, the provisions of these Interpretations were effective for interim periods beginning after June 15, 2003. The

Company has reviewed the provisions of these Interpretations and determined that they did not have any effect on its financial position or results of operations for the year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company's significant accounting policies are included in Note 1 to the consolidated financial statements contained in this report. These policies, along with the underlying assumptions and judgments made by the Company's management in their application, have a significant impact on the Company's consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's most critical accounting policies are those related to goodwill valuation and income taxes.

Goodwill Valuation - With the required adoption of FAS No. 142 in 2002, CTG recorded a charge of $37.0 million, representing the cumulative effect of the change in accounting principle. The remaining goodwill balance of $35.7 million, relating to the company's North American operations, is evaluated annually or more frequently if facts and circumstances indicate impairment may exist. These evaluations, as applicable, are based on estimates and assumptions that may analyze the appraised value of similar transactions from which the goodwill arose, the appraised value of similar companies, or estimates of future discounted cash flows. The estimates and assumptions on which the Company's evaluations are based necessarily involve judgments and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events.

As of January 1, 2005 with the assistance of an outside third party valuation expert, and as of January 1, 2004 and 2003, the Company completed its annual valuation of the business unit to which the Company's goodwill relates. This valuation indicated that the estimated fair value of the business unit exceeded the carrying value of this unit in each period. Additionally, there are no facts or circumstances that arose during 2004 that led management to believe the goodwill was impaired. Accordingly, the Company believes no additional impairment was required to be recorded in its consolidated financial results. Changes in business conditions, which could impact future valuations, however, could lead to additional impairment charges.

Income Taxes - At December 31, 2004, the Company had a total of approximately $5.8 million of current and non-current net deferred tax assets recorded on its balance sheet. The changes in deferred tax assets and liabilities from year to year are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable operating income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At December 31, 2004, the Company has a deferred tax asset before the valuation allowance resulting from net operating losses; in various states of approximately $0.4 million, in The Netherlands of approximately $3.6 million, and approximately $1.0 million in various other countries where it does business. Management of the Company has analyzed each jurisdiction's tax position, including forecasting potential operating profits in future years, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of the deferred tax asset totaling $5.0 million will be realized at any point in the future. Accordingly, at December 31, 2004, the Company has offset a portion of the asset with a valuation allowance totaling $3.9 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $1.1 million. During 2004, the valuation allowance was reduced by approximately $0.6 million, net due to a variety of factors including the Company utilizing recorded net operating loss benefits of approximately $0.5 million for its European and Canadian operations, tax rate reductions in several European countries, adjustments to discontinued operations related to The Netherlands, and $0.4 million related to state tax net operating losses in the United States, offset by an increase in the valuation allowance due to the strength of foreign currencies in the countries where the Company operates and to which the valuation allowance relates. The asset, and its potential realizability, is evaluated each quarter to determine if any additional portion of the valuation allowance should be reversed. Any additional change of this valuation allowance in the future will result in a change of the Company's effective tax rate. The $0.9 million reduction in the valuation allowance resulted in a reduction in the ETR for 2004 of approximately 34%. Any additional 1% decrease in the ETR would have equaled approximately $24,000 of additional net income in 2004.

The Company has also made a number of estimates and assumptions relating to the reporting of other assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Such estimates primarily relate to allowances for doubtful accounts receivable, investment valuation, legal matters, and estimates of progress toward completion and direct profit or loss on fixed-price contracts. Actual results could differ from these estimates.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities was $0.3 million in 2004. Net income from continuing operations totaled $3.0 million, while other non-cash adjustments, primarily consisting of depreciation expense of $2.6 million offset by deferred taxes of $(0.2) million totaled $2.4 million. Accounts receivable increased by $5.6 million as compared to December 31, 2003 primarily due to the timing of certain billings and the collection of outstanding balances at year-end 2004, which resulted in an increase in days sales outstanding to 72 days from 63 days at December 31, 2003. The ending of the large outsourcing engagement in July 2004 also negatively affected the Company's days sales outstanding calculation as the customer had prepaid its balances due to the Company. Income taxes receivable decreased $0.9 million primarily due to the receipt of approximately $1.5 million of tax refunds net of tax payments, and reduced taxes due on current year income as compared to 2003. Accounts payable increased $0.7 million and other current liabilities increased $0.8 million primarily due to the timing of certain payments near year-end, while advance billings on contracts increased $0.6 million due to the timing of billings near year-end. Accrued compensation decreased $2.7 million due to the timing of the U.S. bi-weekly payroll which was paid on the last day of the year in 2004.

Investing activities used $1.8 million in 2004, which represented additions to property and equipment. The Company has no significant commitments for capital expenditures at December 31, 2004.

Financing activities provided $2.9 million of cash in 2004. The Company's current revolving credit agreement (Agreement) allows the Company to borrow up to $45 million. The Agreement is due in May 2005. The Agreement has interest rates ranging from 25 to 200 basis points over the prime rate and 125 to 300 basis points over Libor, and provides certain of the Company's assets as security for outstanding borrowings. The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions. At December 31, 2004, and during 2004 and 2003, the Company was in compliance with these covenants.

At December 31, 2004, there was a total of $4.7 million outstanding under this Agreement, up from $0 at December 31, 2003. The Company borrows or repays this revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll which totaled $4.9 million on December 31, 2004. Daily average borrowings under this agreement for 2004 were $8.6 million. As the Agreement is due in May 2005, the Company has recorded this outstanding balance at December 31, 2004 as a current portion of long-term debt, and included the balance in current liabilities. Prior to May 2004, the outstanding balance had been recorded as long-term debt and recorded in non-current liabilities. The Company is currently in the process of negotiating with a number of financial institutions for a new, long-term agreement. Upon signing a new agreement, the Company expects to again record the outstanding amount under the new agreement as long-term debt.

The Company received approximately $0.3 million from employees for stock purchased under the Employee Stock Purchase Plan and other stock plans. The Company is authorized to repurchase a total of 3.4 million shares of its common stock for treasury and the Company's stock trusts. At December 31, 2004, approximately 3.2 million shares have been repurchased under the authorizations, leaving 0.2 million shares authorized for future purchases. No share purchases were made in 2004.

At December 31, 2004, consolidated shareholders' equity totaled $56.5 million, which is an increase of $0.4 million from December 31, 2003. The increase is primarily due to a foreign currency adjustment of $1.6 million, offset by a net loss of $1.4 million, which included approximately $0.5 million of a foreign currency adjustment resulting from the sale of the Company's Dutch operations which had previously been reported as a direct charge to shareholders' equity.

The Company believes existing internally available funds, cash potentially generated by operations, and available borrowings under the Company's current revolving line of credit totaling approximately $40.1 million at December 31, 2004, and the new agreement the Company expects to put into place in early 2005, will be sufficient to meet foreseeable working capital, capital expenditure, and possible stock repurchases, and to allow for future internal growth and expansion.

OFF-BALANCE SHEET ARRANGEMENTS

The Company did not have off-balance sheet arrangements or transactions in either 2004 or 2003.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2004, there was a total of $4.7 million outstanding under the Company's revolving credit agreement. The credit agreement has interest rates ranging from 25 to 200 basis points over the prime rate and 125 to 300 basis points over Libor. Daily average borrowings under this credit agreement for 2004 were $8.6 million. Accordingly, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $86,000.

Throughout 2004, there was a significant strengthening of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom, the functional currency is the British pound. If there had been no change in these foreign currency exchange rates from 2003 to 2004, European and total consolidated revenues in 2004 would have been $4.1 million lower, or $39.3 million in total as compared to the $43.4 million reported in 2004. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

CONTRACTUAL OBLIGATIONS

A summary of the Company's contractual obligations at December 31, 2004 is as follows:

                                                                 Less than       Years          Years      More than
(in millions)                                         Total        1 year         2-3            4-5        5 years
                                                   ----------    ----------    ----------    ----------    ----------
Current portion of long-term debt             A    $      4.7    $      4.7    $        -    $        -    $        -
Capital lease obligations                     B             -             -             -             -             -
Operating lease obligations                   C          12.8           5.2           5.9           1.1           0.6
Purchase obligations                          D           0.7           0.7             -             -             -
Deferred compensation benefits
     (United States)                          E           8.4           0.7           1.4           1.5           4.8
Deferred compensation benefits
     (Europe)                                 F             -             -             -             -             -
Other long-term liabilities                   G           0.1           0.1             -             -             -
                                                   ----------    ----------    ----------    ----------    ----------

                                            Total  $     26.7    $     11.4    $      7.3    $      2.6    $      5.4
                                                   ==========    ==========    ==========    ==========    ==========

A The Company has a committed revolving debt agreement with a bank group totaling $45.0 million, due in May 2005. Borrowings under the agreement are secured by certain of the Company's assets, and the Company is required to meet certain financial covenants in order to maintain borrowings under the agreement, pay dividends, and make acquisitions. At December 31, 2004 and during 2004 and 2003, the Company was in compliance with these covenants. The Company uses this facility to fund its working capital obligations as needed, primarily including funding the US bi-weekly payroll. There were $4.7 million of borrowings outstanding under this agreement at December 31, 2004.

     The Company currently has two outstanding letters of credit totaling approximately $0.2 million that collateralize an office lease and an employee benefit program.

B The Company does not have any, and is not committed to enter any capital lease obligations at this time.

C Operating lease obligations relate to the rental of office space, office equipment, and automobiles leased in the Company's European operations. Total rental expense under operating leases in 2004, 2003, and 2002 was approximately $7.4 million, $7.5 million, and $7.6 million, respectively.

D The Company is currently obligated to spend in 2005 approximately $0.2 million for computer-based training courses, $0.3 million for software maintenance and support fees, and $0.2 million for recruiting services.

E The Company is committed for deferred compensation benefits in the United States under two plans. The Executive Supplemental Benefit Plan (ESBP) provides a current and certain former key executives with deferred compensation benefits. The ESBP was amended as of November 30, 1994 to freeze benefits for participants at that time. Currently, 11 individuals are receiving benefits under this plan. The ESBP is deemed to be unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities.

     The Company also has a non-qualified defined-contribution deferred compensation plan for certain key executives. There were no contributions to this plan in 2004, and only one executive currently has a vested balance under the plan.

F The Company retained a contributory defined-benefit plan for its previous employees located in The Netherlands when the Company disposed of its subsidiary, CTG Nederland B.V., in the first quarter of 2004. This plan was curtailed on January 1, 2003 for additional contributions. As this plan is fully funded at December 31, 2004, the Company does not anticipate making any additional payments to fund the Plan.

G The Company has other long-term liabilities totaling $0.1 million, primarily reflecting the cost for access to informational databases provided by a vendor to the Company.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not have any off balance sheet market risk sensitive instruments for which disclosure is required.

During 2002, the Company amended and restated its existing revolving line of credit agreement (Agreement). At that time, the new Agreement had a borrowing limit of $50 million. During December 2003, the Company paid off a $5 million term loan, which reduced the overall borrowing limit of the Agreement to $45 million. As the Agreement is due in May 2005, the Company has recorded this outstanding balance at December 31, 2004 as a current portion of long-term debt, and included the balance in current liabilities. Prior to May 2004, the outstanding balance had been recorded as long-term debt and recorded in non-current liabilities. The Company is currently in the process of negotiating with a number of financial institutions for a new, long-term agreement. Upon signing a new agreement, the Company expects to again record the outstanding amount under the new agreement as long-term debt. The Agreement has interest rates ranging from 25 to 200 basis points over the prime rate and 125 to 300 basis points over Libor, and provides certain of the Company's assets as security for outstanding borrowings. The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions. At December 31, 2004 and during 2004 and 2003, the Company was in compliance with these covenants. At December 31, 2004 and 2003, there were $4.7 million and $0 outstanding, respectively, under the Agreement. Additionally, at December 31, 2004 and 2003, there were $0.2 million and $0.1 million, respectively, outstanding under letters of credit under this Agreement.

The maximum amounts outstanding under the revolving credit agreements during 2004, 2003, and 2002 were $14.7 million, $20.7 million, and $29.7 million, respectively. Average bank borrowings outstanding for the years 2004, 2003, and 2002 were $8.6 million, $12.4 million, and $20.5 million, respectively, and carried weighted-average interest rates of 3.5%, 3.4%, and 4.1%, respectively. Accordingly, during 2004, a one percent increase in the weighted average interest rate would have cost the Company an additional $86,000. The Company incurred commitment fees totaling approximately $0.1 million in each of 2004, 2003 and 2002 relative to the Agreement.

Throughout 2004, there was a significant strengthening of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom, the functional currency is the British pound. If there had been no change in these foreign currency exchange rates from 2003 to 2004, European and total consolidated revenues in 2004 would have been $4.1 million lower, or $39.3 million in total as compared to the $43.4 million reported in 2004. Operating income in Europe was positively effected by approximately $0.1 million in 2004 due to the strength of the currencies in the countries in which the Company's European subsidiaries operate. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Computer Task Group, Incorporated:

We have audited the accompanying consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Task Group, Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

                                  /s/ KPMG LLP
Buffalo, New York
March 14, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Computer Task Group, Incorporated
Buffalo, New York

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity, and cash flows of Computer Task Group, Incorporated and Subsidiaries (the "Company") for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Computer Task Group, Incorporated and Subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Deloitte & Touche LLP
Buffalo, New York
February 5, 2003

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31,
(amounts in thousands, except per-share data)

                                                                     2004          2003          2002
Revenue                                                          $   237,122    $  245,514    $  256,125
Direct costs                                                         173,025       178,530       184,335
Selling, general, and administrative expenses                         60,999        61,453        65,812
                                                                 -----------    ----------    ----------
Operating income                                                       3,098         5,531         5,978
Interest and other income                                                103            61           187
Interest and other expense                                              (780)         (968)       (1,793)
                                                                 -----------    ----------    ----------
Income from continuing operations before income taxes and
    cumulative effect of change in accounting principle                2,421         4,624         4,372
Provision (benefit) for income taxes                                    (546)        1,942         1,613
                                                                 -----------    ----------    ----------
Income from continuing operations before cumulative effect
    of change in accounting principle                                  2,967         2,682         2,759
Income (loss) from discontinued operations (including loss
    on disposal of $3.9 million in 2004)                              (4,411)           62        (1,397)
                                                                 -----------    ----------    ----------
Net income (loss) before cumulative effect
    of change in accounting principle                                 (1,444)        2,744         1,362
Cumulative effect of change in accounting principle                        -             -       (37,038)
                                                                 -----------    ----------    ----------
Net income (loss)                                                $    (1,444)   $    2,744    $  (35,676)
                                                                 ===========    ==========    ==========

Basic net income (loss) per share:
Continuing operations                                            $      0.18    $     0.16    $     0.17
Discontinued operations                                                (0.27)            -         (0.09)
                                                                 -----------    ----------    ----------
Net income (loss) before cumulative effect
    of change in accounting principle                                  (0.09)         0.16          0.08
Cumulative effect of change in accounting principle                        -             -         (2.23)
                                                                 -----------    ----------    ----------
Basic net income (loss) per share                                $     (0.09)   $     0.16    $    (2.15)
                                                                 ===========    ==========    ==========

Diluted net income (loss) per share:
Continuing operations                                            $      0.17    $     0.16    $     0.16
Discontinued operations                                                (0.25)            -         (0.08)
                                                                 -----------    ----------    ----------
Net income (loss) before cumulative effect
    of change in accounting principle                                  (0.08)         0.16          0.08
Cumulative effect of change in accounting principle                        -             -         (2.19)
                                                                 -----------    ----------    ----------
Diluted net income (loss) per share                              $     (0.08)   $     0.16    $    (2.11)
                                                                 ===========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31,
(amounts in thousands, except share balances)

                                                               2004             2003
ASSETS
Current assets:
    Cash and temporary cash investments                    $     4,488       $    5,197
    Accounts receivable, net                                    46,741           40,062
    Prepaids and other                                           1,986            2,256
    Income taxes receivable                                        225            1,239
    Deferred income taxes                                        1,572              502
    Assets from discontinued operations                              -            2,549
                                                           -----------       ----------
           Total current assets                                 55,012           51,805
Property and equipment, net of accumulated depreciation          6,075            6,846
Goodwill                                                        35,678           35,678
Deferred income taxes                                            4,249            4,511
Other assets                                                     1,846            1,641
                                                           -----------       ----------
           Total assets                                    $   102,860       $  100,481
                                                           ===========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                       $     9,263       $   10,423
    Accrued compensation                                        16,831           19,066
    Advance billings on contracts                                1,892            1,270
    Other current liabilities                                    5,170            4,255
    Current portion of long-term debt                            4,650                -
    Liabilities from discontinued operations                         -              939
                                                           -----------       ----------
           Total current liabilities                            37,806           35,953
Deferred compensation benefits                                   8,570            8,337
Other long-term liabilities                                          -               60
                                                           -----------       ----------
           Total liabilities                                    46,376           44,350

Shareholders' equity:
    Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,017,824 shares issued                270              270
    Capital in excess of par value                             111,272          111,333
    Retained earnings                                           38,997           40,441
    Less:  Treasury stock of 6,148,990 shares at cost          (31,416)         (31,416)
           Stock Trusts of 4,057,857
           and 4,152,119 shares at cost, respectively          (58,045)         (58,446)
    Accumulated other comprehensive loss:
        Foreign currency adjustment                             (3,205)          (4,840)
        Minimum pension liability adjustment                    (1,389)          (1,211)
                                                           -----------       ----------
               Accumulated other comprehensive loss             (4,594)          (6,051)
                                                           -----------       ----------
           Total shareholders' equity                           56,484           56,131
                                                           -----------       ----------

               Total liabilities and shareholders' equity  $   102,860       $  100,481
                                                           ===========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31,
(amounts in thousands)

                                                                  2004            2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $   (1,444)     $    2,744     $   (35,676)
Cumulative effect of change in accounting principle                     -               -         (37,038)
Income (loss) from discontinued operations                         (4,411)             62          (1,397)
                                                               ----------      ----------     -----------
Income from continuing operations                                   2,967           2,682           2,759
Adjustments:
    Depreciation expense                                            2,625           3,226           3,742
    Deferred income taxes                                            (194)            (86)            215
    Tax benefit on stock option exercises                              18               4               -
    Loss on sales of property and equipment and
        property held for sale                                         31             220             142
    Deferred compensation                                              55              22            (499)
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                 (5,607)          4,746           7,188
        (Increase) decrease in prepaids and other                     334            (716)            766
        (Increase) decrease in income taxes receivable                873          (1,226)             22
        (Increase) decrease in other assets                          (129)             38            (863)
        Increase (decrease) in accounts payable                       675             428          (2,117)
        Decrease in accrued compensation                           (2,687)           (275)         (5,232)
        Increase (decrease) in advance billings on contracts          622            (337)            303
        Increase (decrease) in other current liabilities              772             227          (1,249)
        Decrease in other long-term liabilities                       (60)           (290)           (187)
                                                               ----------      ----------     -----------

Net cash provided by operating activities                             295           8,663           4,990
                                                               ----------      ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to property and equipment                            (1,841)         (1,492)         (1,821)
    Proceeds from sales of property and equipment and
        property held for sale                                         15           2,283              22
                                                               ----------      ----------     -----------

Net cash provided by (used in) investing activities                (1,826)            791          (1,799)
                                                               ----------      ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from (payments on) long-term revolving debt, net       4,650          (8,497)         (7,015)
    Change in cash overdraft, net                                  (2,094)           (557)          2,040
    Proceeds from Employee Stock Purchase Plan                        162             215             331
    Purchase of stock for treasury                                      -               -              (6)
    Proceeds from other stock plans                                   160              51              24
                                                               ----------      ----------     -----------

Net cash provided by (used in) financing activities                 2,878          (8,788)         (4,626)
                                                               ----------      ----------     -----------

Net cash from discontinued operations                              (2,308)          1,035            (387)
Effect of exchange rate changes on cash
    and temporary cash investments                                    252             625             401
                                                               ----------      ----------     -----------

Net increase (decrease) in cash and temporary
    cash investments                                                 (709)          2,326          (1,421)
                                                               ----------      ----------     -----------
Cash and temporary cash investments at beginning of year            5,197           2,871           4,292

Cash and temporary cash investments at end of year             $    4,488      $    5,197     $     2,871
                                                               ==========      ==========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                       CAPITAL IN
                                                        COMMON STOCK   EXCESS OF    RETAINED   TREASURY STOCK    STOCK  TRUSTS
(amounts in thousands)                               SHARES     AMOUNT PAR VALUE    EARNINGS   SHARES  AMOUNT   SHARES   AMOUNT
BALANCE AS OF DECEMBER 31, 2001                     27,018       $270  $ 111,500     $73,373   6,148  $(31,410)  4,338  $(59,239)

Employee Stock Purchase Plan share issuance              -          -        (27)          -       -         -     (84)      358
Stock Option Plan share issuance                         -          -         (8)          -       1        (6)     (8)       33
Comprehensive income (loss):
     Net loss                                            -          -          -     (35,676)      -         -       -         -
     Foreign currency adjustment                         -          -          -           -       -         -       -         -
     Minimum pension liability adjustment                -          -          -           -       -         -       -         -
                                                    ------       ----  ---------     -------   -----  --------   -----  --------
         Total comprehensive income (loss)               -          -          -     (35,676)      -         -       -         -
                                                    ------       ----  ---------     -------   -----  --------   -----  --------
BALANCE AS OF DECEMBER 31, 2002                     27,018        270    111,465      37,697   6,149   (31,416)  4,246   (58,848)

Employee Stock Purchase Plan share issuance              -          -        (99)          -       -         -     (73)      314
Stock Option Plan share issuance                         -          -        (33)          -       -         -     (21)       88
Comprehensive income (loss):
     Net income                                          -          -          -       2,744       -         -       -         -
     Foreign currency adjustment                         -          -          -           -       -         -       -         -
     Minimum pension liability adjustment                -          -          -           -       -         -       -         -
                                                    ------       ----  ---------     -------   -----  --------   -----  --------
         Total comprehensive income (loss)               -          -          -       2,744       -         -       -         -
                                                    ------       ----  ---------     -------   -----  --------   -----  --------
BALANCE AS OF DECEMBER 31, 2003                     27,018        270    111,333      40,441   6,149   (31,416)  4,152   (58,446)

Employee Stock Purchase Plan share issuance              -          -        (14)          -       -         -     (41)      176
Stock Option Plan share issuance                         -          -        (47)          -       -         -     (53)      225
Comprehensive income (loss):
     Net loss                                            -          -          -      (1,444)      -         -       -         -
     Foreign currency adjustment                         -          -          -           -       -         -       -         -
     Minimum pension liability adjustment                -          -          -           -       -         -       -         -
                                                    ------       ----  ---------     -------   -----  --------   -----  --------
         Total comprehensive income (loss)               -          -          -      (1,444)      -         -       -         -
                                                    ------       ----  ---------     -------   -----  --------   -----  --------
BALANCE AS OF DECEMBER 31, 2004                     27,018       $270  $ 111,272     $38,997   6,149  $(31,416)  4,058  $(58,045)
                                                    ======       ====  =========     =======   =====  ========   =====  ========

                                                                 MINIMUM
                                                     FOREIGN     PENSION       TOTAL
                                                     CURRENCY   LIABILITY   SHAREHOLDERS'
(amounts in thousands)                              ADJUSTMENT  ADJUSTMENT     EQUITY
BALANCE AS OF DECEMBER 31, 2001                     $ (7,284)    $  (583)      $ 86,627

Employee Stock Purchase Plan share issuance                -           -            331
Stock Option Plan share issuance                           -           -             19
Comprehensive income (loss):
     Net loss                                              -           -        (35,676)
     Foreign currency adjustment                       1,168           -          1,168
     Minimum pension liability adjustment                  -         (99)           (99)
                                                    --------     -------       --------
         Total comprehensive income (loss)             1,168         (99)       (34,607)
                                                    --------     -------       --------
BALANCE AS OF DECEMBER 31, 2002                       (6,116)       (682)        52,370

Employee Stock Purchase Plan share issuance                -           -            215
Stock Option Plan share issuance                           -           -             55
Comprehensive income (loss):
     Net income                                            -           -          2,744
     Foreign currency adjustment                       1,276           -          1,276
     Minimum pension liability adjustment                  -        (529)          (529)
                                                    --------     -------       --------
         Total comprehensive income (loss)             1,276        (529)         3,491
                                                    --------     -------       --------
BALANCE AS OF DECEMBER 31, 2003                       (4,840)     (1,211)        56,131

Employee Stock Purchase Plan share issuance                -           -            162
Stock Option Plan share issuance                           -           -            178
Comprehensive income (loss):
     Net loss                                              -           -         (1,444)
     Foreign currency adjustment                       1,635           -          1,635
     Minimum pension liability adjustment                  -        (178)          (178)
                                                    --------     -------       --------
         Total comprehensive income (loss)             1,635        (178)            13
                                                    --------     -------       --------
BALANCE AS OF DECEMBER 31, 2004                     $ (3,205)    $(1,389)      $ 56,484
                                                    ========     =======       ========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Computer Task Group, Incorporated, and its subsidiaries (the Company or CTG), located primarily in North America and Europe. There are no unconsolidated entities, or off balance sheet arrangements. All inter-company accounts and transactions have been eliminated. Certain amounts in the prior years' consolidated financial statements and notes have been reclassified to conform to the current year presentation. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Such estimates primarily relate to the valuation of goodwill, allowances for doubtful accounts receivable and deferred tax assets, investment valuation, legal matters, actuarial assumptions, and estimates of progress toward completion and direct profit or loss on fixed-price contracts. Actual results could differ from those estimates.

The Company operates in one industry segment, providing IT staffing solutions services to its clients. These services include IT Staffing, Application Management Outsourcing, and IT Solutions. CTG provides these three primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. The Company promotes a portion of its services through four vertical market focus areas: Technology Service Providers, Financial Services, HealthCare, and Life Sciences.

REVENUE AND COST RECOGNITION

The Company primarily recognizes revenue on time-and-materials and monthly fee contracts as hours are expended and costs are incurred. Fixed-price contracts accounted for under the percentage-of-completion method represented approximately four percent of 2004, three percent of 2003, and three percent of 2002 revenue, respectively. The amount of revenue recorded is a factor of the percentage of labor and overhead costs incurred to date to total estimated labor and overhead costs for each contract. Fixed-price contract costs include all direct labor and material costs and those indirect costs related to contract performance. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As required, the Company includes billable expenses in its accounts as both revenue and direct costs. These billable expenses totaled $8.3 million, $6.7 million, and $6.8 million in 2004, 2003 and 2002, respectively.

In 2003, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." This EITF addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities to determine if separate units of accounting exist in such projects. The provisions of this EITF were effective for interim periods beginning after June 15, 2003. The Company has reviewed the provisions of this EITF and determined that those provisions are consistent with the Company's existing policies, and therefore the implementation of this EITF did not have a significant effect on the Company's financial position or results of operations for the year ended December 31, 2004 or 2003.

Accounts receivable is reconciled to the consolidated balance sheets at December 31, 2004 and 2003 as follows:

December 31
(amounts in thousands)               2004              2003
-------------------------------    --------          --------
Accounts receivable, gross         $ 48,549          $ 41,562
Allowance for doubtful accounts      (1,327)           (1,174)
Discounts                              (481)             (239)
Projects reserve                          -               (87)
                                   --------          --------
Accounts receivable, net           $ 46,741          $ 40,062
                                   ========          ========

Bad debt expense (benefit) in 2004, 2003 and 2002 was $0.4 million, $0.5 million, and $(0.6) million, respectively. The benefit balance in 2002 reflects the favorable resolution of several significant accounts during the year that had been expensed in prior years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2004 and 2003, the carrying amounts of the Company's financial instruments, which include cash and temporary cash investments ($4.5 million and $5.2 million, respectively), accounts receivable, net ($46.7 million and $40.1 million, respectively), prepaid and other assets ($2.0 million and $2.3 million, respectively), accounts payable ($9.3 million and $10.4 million, respectively), and current portion of long-term debt ($4.7 million and $0, respectively), approximate fair value.

PROPERTY AND EQUIPMENT

Property and equipment are generally stated at historical cost less accumulated depreciation (see "Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of"). Depreciation is computed using the straight-line method based on estimated useful lives of one year to 30 years, and begins after an asset has been put into service. The cost of property or equipment sold or otherwise disposed of, along with related accumulated depreciation, is eliminated from the accounts, and the resulting gain or loss is reflected in current earnings. Maintenance and repairs are charged to expense when incurred, while significant betterments to existing assets are capitalized.

GOODWILL

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

As of January 1, 2005 with the assistance of an independent appraisal company, and as of January 1, 2004 and 2003, the Company completed its annual valuation of the business unit to which the Company's goodwill relates. These valuations, as applicable, are based on estimates and assumptions that may analyze the appraised value of similar transactions from which the goodwill arose, the appraised value of similar companies, or estimates of future discounted cash flows. The valuations indicated that the estimated fair value of the business unit exceeded the carrying value of this unit in each period. Additionally, there are no facts or circumstances that arose during 2004, 2003 or 2002 that led management to believe the goodwill was impaired. Accordingly, the Company believes no additional impairment is required to be recorded in its consolidated financial results.

The remaining goodwill balance at December 31, 2004 of $35.7 million is included in the Company's North American operations.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell.

During 2002, the Company began to actively market one of its owned properties for sale, and classified this property as held for sale on the consolidated balance sheet as of December 31, 2002. During the 2002 third quarter, the Company made an adjustment of approximately $0.1 million to the carrying value of this asset in order to write down the property's value to the anticipated net fair value. The property was subsequently sold during the second quarter of 2003 for approximately $2.2 million. The Company recorded an additional loss of approximately $(0.2) million at the time of the sale.

INCOME TAXES

The Company provides deferred income taxes for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred income taxes relate principally to deferred compensation, net operating loss carryforwards, goodwill amortization, and accelerated depreciation. In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the levels of historical taxable income or loss, and projections for future taxable income or loss over the years in which the deferred tax assets are deductible, and the expiration of the various state net operating loss carryforwards of 5 to 20 years which begin to expire in 2005, the expiration of the Canadian net operating loss carryforward of 7 years which begins to expire in 2007, and the net operating losses for the various countries in Europe which have no expiration, at December 31, 2004 management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future. See note 5, "Income Taxes".

Tax credits, if any, are accounted for as a reduction of the income tax provision in the year in which they are realized (flow-through method).

For the years ended December 31, 2004, 2003, and 2002, the tax expense associated with the minimum pension liability adjustment was $0.1 million, $0.4 million, and $0.1 million, respectively.

STOCK-BASED EMPLOYEE COMPENSATION

The Company accounts for its stock-based employee compensation plans in accordance with the provisions of FAS No. 123, "Accounting for Stock-Based Compensation," and FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which allows entities to continue to apply the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, no stock-based employee compensation cost is reflected in the net income (loss) of the Company for the periods presented in these consolidated financial statements, as all options granted by the Company had an exercise price that was equal to or greater than the underlying common stock at the date of grant. See note 10, "Stock Option Plans."

The following table details the effect on net income (loss) and basic and diluted net income (loss) per share as if the Company had adopted the fair value recognition provisions of FAS No. 123 as they apply to stock-based employee compensation:

(amounts in thousands, except per-share data)                    2004              2003              2002
Net income (loss), as reported                                $   (1,444)       $    2,744       $   (35,676)
Stock-based employee compensation expense as
     calculated under the fair value
     method for all awards, net of tax                            (1,082)           (1,253)           (1,531)
                                                              ----------        ----------       -----------
Pro forma net income (loss)                                   $   (2,526)       $    1,491       $   (37,207)
                                                              ==========        ==========       ===========
Basic net income (loss) per share:
     As reported                                              $    (0.09)       $     0.16       $     (2.15)
                                                              ==========        ==========       ===========
     Pro forma                                                $    (0.15)       $     0.09       $     (2.25)
                                                              ==========        ==========       ===========
Diluted net income (loss) per share:

     As reported                                              $    (0.08)       $     0.16       $     (2.11)
                                                              ==========        ==========       ===========
     Pro forma                                                $    (0.15)       $     0.09       $     (2.20)
                                                              ==========        ==========       ===========

Pro forma amounts for compensation cost may not be indicative of the effects on earnings for future years. The Company's pro forma amounts of compensation expense, net of tax, are calculated using the straight-line method of calculating expense for the pro rata vesting that occurs for the Company's outstanding stock options.

DERIVATIVES

On January 1, 2001, the Company adopted the provisions of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and those of FAS No. 137 and FAS No. 138, which deferred the effective date and amended FAS No. 133, respectively. These standards provide accounting and reporting guidelines for derivative investments, including those embedded in other contracts, and for hedging activities. The Company evaluated each of these standards and compared the guidance provided to its current accounting practices, and determined that, as the Company does not partake in derivative or hedging activities, the adoption of the standards had no effect on the consolidated financial statements, and required minimal disclosure by the Company.

NET INCOME (LOSS) PER SHARE

Basic and diluted earnings (loss) per share (EPS) for the years ended December 31, 2004, 2003, and 2002 are as follows:

                                                                 NET             WEIGHTED-       EARNINGS
FOR THE YEAR ENDED                                              INCOME            AVERAGE         (LOSS)
(amounts in thousands, except per-share data)                   (LOSS)            SHARES        PER SHARE
DECEMBER 31, 2004
Basic EPS
Income from continuing operations                             $    2,967            16,761       $  0.18
Loss from discontinued operations                                 (4,411)           16,761         (0.27)
                                                              ----------                         -------
Net loss                                                      $   (1,444)           16,761       $ (0.09)
                                                              ==========                         =======

Diluted EPS
Income from continuing operations                             $    2,967            17,140       $  0.17
Loss from discontinued operations                                 (4,411)           17,140         (0.25)
                                                              ----------                         -------
Net loss                                                      $   (1,444)           17,140       $ (0.08)
                                                              ==========                         =======

DECEMBER 31, 2003

Basic EPS
Income from continuing operations                             $    2,682            16,663       $  0.16
Income from discontinued operations                                   62            16,663             -
                                                              ----------                         -------
Net income                                                    $    2,744            16,663       $  0.16
                                                              ==========                         =======

Diluted EPS
Income from continuing operations                             $    2,682            16,846       $  0.16
Income from discontinued operations                                   62            16,846             -
                                                              ----------                         -------
Net income                                                    $    2,744            16,846       $  0.16
                                                              ==========                         =======

DECEMBER 31, 2002
Basic EPS
Income from continuing operations before cumulative
     effect of change in accounting principle                 $    2,759            16,567       $  0.17
Loss from discontinued operations                                 (1,397)           16,567         (0.09)
                                                              ----------                         -------
Income before cumulative effect of
     change in accounting principle                                1,362            16,567          0.08
Cumulative effect of change in
     accounting principle                                        (37,038)           16,567         (2.23)
                                                              ----------                         -------
Net loss                                                      $  (35,676)           16,567       $ (2.15)
                                                              ==========                         =======

Diluted EPS
Income from continuing operations before cumulative
     effect of change in accounting principle                 $    2,759            16,895       $  0.16
Loss from discontinued operations                                 (1,397)           16,895         (0.08)
                                                              ----------                         -------
Income before cumulative effect of
     change in accounting principle                                1,362            16,895          0.08
Cumulative effect of change in
     accounting principle                                        (37,038)           16,895         (2.19)
                                                              ----------                         -------
Net loss                                                      $  (35,676)           16,895       $ (2.11)
                                                              ==========                         =======

Weighted-average shares represent the average of issued shares less treasury shares and less the shares held in the Stock Trusts. In 2004, 2003 and 2002, the dilutive effect of outstanding stock options was 379,000, 183,000 and 328,000 weighted-average shares, respectively.

Options to purchase 1.8 million, 1.6 million, and 1.8 million shares of common stock were outstanding at December 31, 2004, 2003, and 2002, respectively, but were not included in the computation of diluted earnings per share, as the options' exercise price was greater than the average market price of the common shares.

FOREIGN CURRENCY

The functional currency of the Company's foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date, for equity accounts using historical exchange rates, and for revenue and expense activity using the applicable month's average exchange rates. During 2004, the Company recorded a gain totaling approximately $30,000 from a foreign currency transaction for the planned settlement of intercompany balances.

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, cash and temporary cash investments are defined as cash on hand; demand deposits; and short-term, highly liquid investments with a maturity of three months or less. Additionally, as the Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment, the change in cash overdraft, net represents the increase or decrease in outstanding checks.

Interest paid during 2004, 2003, and 2002 amounted to $0.4 million, $0.5 million, and $1.6 million, respectively, while net income tax payments (receipts) totaled $(1.5) million, $1.1 million, and $1.9 million for the respective years.

RELATED PARTY TRANSACTIONS

The Company did not have any related party arrangements or transactions in 2004, 2003 or 2002.

ACCOUNTING STANDARDS PRONOUNCEMENTS

In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the accounting and reporting for costs associated with the exit from or disposal of a portion of a company's operations. The provisions of this standard are effective for any exit or disposal activities initiated after December 31, 2002. The Company has reviewed the provisions of this standard and applied them, as applicable, to its disposal of its Dutch operating subsidiary, CTG Nederland B.V., during the first quarter of 2004. See note 2, "Discontinued Operations."

During 2003, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." This EITF addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The provisions of this EITF were effective for interim periods beginning after June 15, 2003. The Company has reviewed the provisions of this EITF and determined that those provisions are consistent with the Company's existing policies, and therefore the implementation of this EITF did not have a significant effect on the Company's financial position or results of operations for either the year ended December 31, 2004 or 2003. See note 1, "Summary of Significant Accounting Policies - Revenue and Cost Recognition" for a discussion of the Company's application of this EITF to the Company's 2004 consolidated financial statements.

In December 2003, the FASB issued FAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Post-Retirement Benefits." This revision of FAS No. 132 requires additional disclosures about the assets, obligations, the cash flows, and the net periodic benefit costs of defined benefit plans and other defined benefit postretirement plans. The provisions of the statement, for the most part, were effective for periods ending after December 15, 2003. The Company has included theses additional required disclosures, as applicable, in the notes to its consolidated financial statements, including note 7, "Deferred Compensation Benefits," and note 8, "Employee Benefits."

In December 2004, the FASB issued FAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29." This standard addresses the measurement of exchanges of non-monetary assets, and amends the guidance in APB Opinion No. 29, "Accounting for Non-monetary Exchanges." The standard is effective for exchanges of non-monetary assets occurring in fiscal periods beginning after June 15, 2005. The Company has reviewed the provisions of this standard and, at this time, does not believe the adoption of the standard will have any effect on the financial position or results of operations of the Company.

In December 2004, the FASB issued FAS No. 123 (revised 2004), "Share-Based Payment." This FAS establishes standards for the accounting for transactions in which the Company exchanges its equity instruments for goods or services. The standard requires the Company to measure the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of the award. Currently, the Company only issues stock options in exchange for employee and director services. Under the new standard, the calculated cost of the equity awards will be recognized in the Company's results of operations over the period in which an employee or director is required to provide the services for the award. Compensation cost will not be recognized for employees or directors that do not render the requisite services.

Currently, the Company accounts for its stock-based employee compensation plans as discussed above in note 1 - "Summary of Significant Accounting Policies - Stock-Based Employee Compensation," and note 10 - "Stock Option Plans" included in the Company's consolidated financial statements in this Form 10-K under Item no. 8, "Financial Statements and Supplementary Data," and as allowed under current guidance, does not record compensation cost in its statements of operations for stock-based compensation. This new standard is effective for the Company as of the beginning of its first interim period beginning after June 15, 2005. The Company is currently in the process of evaluating the effect on its financial condition and results of operations of the adoption of this new standard.

2. DISCONTINUED OPERATIONS

During the first quarter of 2004, the Company disposed of its Dutch operating subsidiary, CTG Nederland B.V., in a transaction in which the Company sold the subsidiary's stock and transferred the unit's business, staff, and lease and equipment obligations to the unit's management team. The effective date of the disposition was January 1, 2004, and the transaction has been treated as discontinued operations in the Company's consolidated financial statements contained in this report. As part of the transaction, the Company retained the assets and liabilities related to the defined-benefit plan for its previous employees in The Netherlands (NDBP). At the time of the disposition, the net asset of the plan totaled approximately $0.5 million. The activities of the NDBP are discussed in note 7, "Deferred Compensation Benefits," included in the Company's consolidated financial statements in this Form 10-K under Item no. 8, "Financial Statements and Supplementary Data." This unit had previously been included in the financial results of the Company's European operations.

The loss from discontinued operations resulting from this divestiture totaled approximately $4.4 million in 2004, with approximately $4.3 million of that loss incurred in the first quarter of 2004. The loss includes a cumulative loss on disposal of approximately $3.9 million, and approximately $0.5 million from a foreign currency adjustment which had previously been reported as a direct charge to shareholders' equity. All activities related to this subsidiary have been removed from the Company's individual accounts and subsequently combined and included on the line entitled "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations.

Revenue, loss before income taxes, and income (loss) from discontinued operations for 2004, 2003, and 2002 are as follows:

(amounts in thousands)                           2004          2003         2002
Revenue                                       $      -       $  6,827     $  7,151
Loss before income taxes                      $      -       $ (1,762)    $ (2,120)
Income (loss) from discontinued operations    $ (4,411)      $     62     $ (1,397)

During 2003, the Company recorded a tax refund and interest thereon of approximately $1.1 million and $0.6 million, respectively, resulting from the resolution of a court case in The Netherlands which, for tax purposes, created a net operating loss for the Company's Dutch subsidiaries. This refund was received in 2004 and included above as part of the income from discontinued operations in 2003.

Assets and liabilities of the discontinued operations were as follows at December 31, 2003 and 2002:

(amounts in thousands)                                           2003             2002
Cash                                                          $     304         $    743
Accounts receivable                                           $   1,622         $  1,383
Other current assets                                          $     282         $    833
Property and equipment, net                                   $     341         $    232
Current liabilities                                           $     939         $    942

As the disposition was effective January 1, 2004, the assets and liabilities of the disposed operation on that date approximated the balances at December 31, 2003.

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and 2003 are summarized as follows:

                           USEFUL LIFE                  2004              2003
DECEMBER 31,                 (years)                     (amounts in thousands)
Land                              -                    $   378           $   378
Buildings                        30                      4,527             4,456
Equipment                       2-5                     10,633            12,883
Furniture                      5-10                      4,860             4,890
Software                        1-5                      7,494             8,299
Leasehold improvements         3-10                      2,801             2,612
                                                       -------           -------
                                                        30,693            33,518
Less accumulated depreciation                          (24,618)          (26,672)
                                                       -------           -------
                                                       $ 6,075           $ 6,846
                                                       =======           =======

During 2002, the Company began to actively market for sale a building it owned, and had classified this property as held for sale on the consolidated balance sheet at December 31, 2002. During the third quarter of 2002, the Company made an adjustment of approximately $0.1 million to the carrying value of this building in order to adjust the property's value to the anticipated net fair value. The property was subsequently sold during the second quarter of 2003 for approximately $2.2 million. The Company recorded an additional loss of approximately $(0.2) million at the time of the sale.

4. DEBT

During 2002, the Company amended and restated its existing revolving line of credit agreement (Agreement). At that time, the new Agreement had a borrowing limit of $50 million. During December 2003, the Company paid off a $5 million term loan, which reduced the overall borrowing limit of the Agreement to $45 million. As the Agreement is due in May 2005, the Company has recorded this outstanding balance at December 31, 2004 as a current portion of long-term debt, and included the balance in current liabilities. Prior to May 2004, the outstanding balance had been recorded as long-term debt and recorded in non-current liabilities. The Company is currently in the process of negotiating with a number of financial institutions for a new, long-term agreement. The Agreement has interest rates ranging from 25 to 200 basis points over the prime rate and 125 to 300 basis points over Libor, and provides certain of the Company's assets as security for outstanding borrowings. The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions. At December 31, 2004 and during 2004 and 2003, the Company was in compliance with these covenants. At December 31, 2004 and 2003, there were $4.7 million and $0 outstanding, respectively, under the Agreement. Additionally, at December 31, 2004 and 2003, there were $0.2 million and $0.1 million, respectively, outstanding under letters of credit under this Agreement.

The maximum amounts outstanding under the revolving credit Agreement during 2004, 2003, and 2002 were $14.7 million, $20.7 million, and $29.7 million, respectively. Average borrowings outstanding for the years 2004, 2003, and 2002 were $8.6 million, $12.4 million, and $20.5 million, respectively, and carried weighted-average interest rates of 3.5%, 3.4%, and 4.1%, respectively. The Company incurred commitment fees totaling approximately $0.1 million in each of 2004, 2003 and 2002 relative to the Agreement.

5. INCOME TAXES

The provision (benefit) for income taxes for 2004, 2003, and 2002 consists of the following:

(amounts in thousands)                                           2004             2003              2002
DOMESTIC AND FOREIGN COMPONENTS OF INCOME
(LOSS) BEFORE INCOME TAXES ARE AS FOLLOWS:
Domestic                                                      $   2,552         $  6,049         $   6,126
Foreign                                                            (131)          (1,425)           (1,754)
                                                              ---------         --------         ---------
                                                              $   2,421         $  4,624         $   4,372
                                                              =========         ========         =========
THE PROVISION (BENEFIT) FOR INCOME TAXES
CONSISTS OF:
Current tax:
    U.S. federal                                              $     201         $  1,648         $     494
    Foreign                                                        (683)               -               199
    U.S. state and local                                            188              545               592
                                                              ---------         --------         ---------
                                                                   (294)           2,193             1,285
Deferred tax:
    U.S. federal                                                     12             (165)              904
    Foreign                                                         316             (133)             (707)
    U.S. state and local                                           (580)              47               131
                                                              ---------         --------         ---------
                                                                   (252)            (251)              328
                                                              ---------         --------         ---------
                                                              $    (546)        $  1,942         $   1,613
                                                              =========         ========         =========
THE EFFECTIVE AND STATUTORY INCOME
TAX RATE CAN BE RECONCILED AS FOLLOWS:
Tax at statutory rate of 34%                                  $     823         $  1,572         $   1,486
State tax, net of federal benefits                                  102              360               415
Benefit of state net operating losses previously
  offset by valuation allowances                                   (356)               -                 -
Non-taxable income                                                 (455)            (206)             (341)
Non-deductible expenses                                             600              227               271
Change in beginning of year temporary differences                  (151)               -                 -
Change in estimate primarily related to recent tax
  legislation enacted in Europe                                    (639)               -              (215)
Benefit of foreign net operating losses previously
  offset by valuation allowances                                   (524)               -                 -
Foreign tax rate change                                              47                -                 -
Other, net                                                            7             ( 11)               (3)
                                                              ---------         --------         ---------
                                                              $    (546)        $  1,942         $   1,613
                                                              =========         ========         =========
Effective income tax rate                                         (22.6)%           42.0%             36.9%

The estimated effective tax rate (ETR) used to calculate the provision for income taxes from continuing operations was a benefit of (22.6) % in 2004 and 42% in 2003. The ETR is recalculated quarterly based upon current assumptions relating to the full year's estimated operating results, and various tax related items. The decrease in the rate in 2004 as compared to 2003 is primarily due to the Company utilizing previously recorded net operating loss tax benefits of approximately $0.5 million for its European and Canadian operations that had been fully offset by a valuation allowance, a release of approximately $0.6 million of previously recorded tax liabilities resulting from the Company's interpretation of recent tax legislation enacted in Europe, $0.4 million for state tax net operating loss tax benefits that had previously been fully offset by a valuation allowance, and a net amount of approximately $0.2 million from the release of other deferred tax items.

The Company's deferred tax assets and liabilities at December 31, 2004 and 2003 consist of the following:

DECEMBER 31,                                           2004              2003
(amounts in thousands)
Assets
Deferred compensation                                $   3,191         $   3,107
Loss carryforwards                                       4,995             5,628
Accruals deductible for tax purposes when paid             119               100
Allowance for doubtful accounts                            421               402
Amortization                                               918             1,037
State taxes                                                643               594
                                                     ---------         ---------
    Gross deferred tax assets                           10,287            10,868

Liabilities
Depreciation                                               567               724
Amortization                                                 -                30
Exchange gain on foreign transactions                        -               655
                                                     ---------         ---------
    Gross deferred tax liabilities                         567             1,409
    Deferred tax assets valuation allowance              3,899             4,446
                                                     ---------         ---------
Net deferred tax assets                              $   5,821         $   5,013
                                                     =========         =========

Net deferred assets and liabilities are
recorded at December 31, 2004
    and 2003 as follows:
Net current assets                                   $   1,572         $     502
Net non-current assets                                   4,249             4,511
                                                     ---------         ---------
Net deferred tax assets                              $   5,821         $   5,013
                                                     =========         =========

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the levels of historical taxable income or loss and projections for future taxable income or loss over the years in which the deferred tax assets are deductible, at December 31, 2004 management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

For the loss carryforwards the Company has recorded as deferred tax assets, the expiration of the various state net operating loss carryforwards totaling approximately $99 million is 5 to 20 years and these losses begin to expire in 2005. For Canada, the expiration of the net operating loss carryforward totaling $0.6 million is 7 years and begins to expire in 2007, and for Europe, the net operating loss carryforwards for The Netherlands, Belgium, the United Kingdom, and Luxembourg total approximately $13.8 million, and have no expiration date.

At December 31, 2004, the Company has a deferred tax asset before the valuation allowance resulting from net operating losses; in various states of approximately $0.4 million, in The Netherlands of approximately $3.6 million, and approximately $1.0 million in various other countries where it does business. Management of the Company has analyzed each jurisdiction's tax position, including forecasting potential operating profits in future years, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of the deferred tax asset totaling $5.0 million will be realized at any point in the future. Accordingly, at December 31, 2004, the Company has offset a portion of the asset with a valuation allowance totaling $3.9 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $1.1 million. During 2004, the valuation allowance was reduced by approximately $0.6 million, net due to a variety of factors including the Company utilizing recorded net operating loss benefits of approximately $0.5 million for its European and Canadian operations, tax rate reductions in several European countries, adjustments to discontinued operations related to The Netherlands, and $0.4 million related to state tax net operating losses in the United States, offset by an increase in the valuation allowance due to the strength of foreign currencies in the countries where the Company operates and to which the valuation allowance relates. During 2003, the valuation allowance increased by approximately $4.0 million as the Company did not believe it would realize any benefit from the addition of a net operating loss carryforward for the Company's Dutch subsidiaries that was created from the resolution of a court case in the plaintiff's favor in The Netherlands.

During 2004, the Company has adopted a tax planning strategy for state tax purposes whereby it will combine its operating subsidiary in the United States into the parent corporation. This combination will allow the Company to utilize its net operating loss in many of the various states where a net operating loss carryforward exists. Due to the adoption of this strategy at the end of the fourth quarter of 2004, the Company was able to recognize $0.4 million for state tax net operating loss tax benefits that had previously been fully offset by a valuation allowance. At December 31, 2004, there is approximately $0.1 million of valuation allowance remaining that offsets the state net operating loss deferred tax asset.

Undistributed earnings of the Company's foreign subsidiaries were minimal at December 31, 2004, and are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. In the event that the foreign entities' earnings were distributed, it is estimated that U.S. federal and state income taxes, net of foreign credits, would be immaterial. The Company has reviewed the provisions of the American Jobs Creation Act of 2004 and determined that its provisions have no effect on the operations of the Company as undistributed earnings of the Company's foreign subsidiaries are minimal, and the Company does not intend at this time to repatriate those earnings to the United States.

In 2004, 2003, and 2002, 53,000, 13,000, and 3,000 shares of common stock, respectively, were issued through the exercise of non-qualified stock options or through the disqualifying disposition of incentive stock options. The total tax benefit to the Company from these transactions, which is credited to capital in excess of par value rather than recognized as a reduction of income tax expense, was $18,000, $4,000, and $2,000 in 2004, 2003, and 2002, respectively. These tax benefits have also been recognized in the consolidated balance sheets as a reduction of current taxes payable.

6. LEASE COMMITMENTS

At December 31, 2004, the Company was obligated under a number of long-term operating leases. Minimum future obligations under such leases are summarized as follows:

YEAR ENDING DECEMBER 31,
(amounts in thousands)
2005                                $  5,246
2006                                   3,448
2007                                   2,416
2008                                     777
2009                                     301
Later years                              566
                                    --------
Minimum future obligations          $ 12,754
                                    ========

The operating lease obligations relate to the rental of office space, office equipment, and automobiles leased in Europe. Total rental expense under such operating leases for 2004, 2003, and 2002 was approximately $7.4 million, $7.5 million, and $7.6 million, respectively.

7. DEFERRED COMPENSATION BENEFITS

The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (ESBP) that provides a current and certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The plan was amended as of November 30, 1994, to freeze benefits for participants at that time.

Net periodic pension cost for the years ended December 31, 2004, 2003, and 2002 for the ESBP is as follows:

NET PERIODIC PENSION COST - ESBP         2004              2003             2002
(amounts in thousands)
Interest cost                         $      532        $     538        $     586
Amortization of unrecognized
   net loss                                   87               22                7
                                      ----------        ---------        ---------
    Net periodic pension cost         $      619        $     560        $     593
                                      ==========        =========        =========

The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V., in the first quarter of 2004 with the effective date of January 1, 2004. Benefits paid are a function of a percentage of career average pay. The Plan was curtailed for additional contributions in January 2003.

Net periodic pension cost for the twelve month period ended October 1, 2004, September 26, 2003, and September 27, 2002 for the NDBP is as follows:

NET PERIODIC PENSION COST (BENEFIT) - NDBP   2004           2003           2002
(amounts in thousands)
Service cost                               $       -      $     110      $     278
Interest cost                                    232            216            237
Expected return on plan assets                  (285)          (251)          (227)
Amortization of actuarial loss                     -              -             14
Employee contributions                             -            (60)          (199)
                                           ---------      ---------      ---------
    Net periodic pension cost (benefit)    $     (53)     $      15      $     103
                                           =========      =========      =========

The change in benefit obligation and reconciliation of fair value of plan assets for the year ended December 31, 2004 and 2003 for the ESBP, and for the twelve month period ended October 1, 2004 and September 26, 2003 for the NDBP are as follows:

                                              ESBP                    NDBP
CHANGES IN BENEFIT OBLIGATION          2004         2003        2004        2003
(amounts in thousands)
Benefit obligation at
  beginning of period                 $ 8,833     $ 8,272     $ 4,321     $ 3,969
Service cost, net                           -           -           -          50
Interest cost                             532         538         232         216
Employee contributions                      -           -           -          60
Benefits paid                            (646)       (880)        (20)        (16)
Curtailment gain                            -           -           -        (579)
Actuarial (gain) loss                     384         903        (107)       (142)
Effect of exchange rate changes             -           -         443         763
                                      -------     -------     -------     -------
Benefit obligation at end of period     9,103       8,833       4,869       4,321
                                      -------     -------     -------     -------

RECONCILIATION OF FAIR VALUE OF
PLAN ASSETS

Fair value of plan assets at
  beginning of period                       -           -       4,827       3,590
Actual return on plan assets                -           -         208         156
Employer contributions                    646         880           -         348
Employee contributions                      -           -           -          60
Benefits paid                            (646)       (880)        (20)        (16)
Effect of exchange rate changes             -           -         496         689
                                      -------     -------     -------     -------

Fair value of plan assets at end of
period                                      -           -       5,511       4,827
                                      -------     -------     -------     -------
Unfunded (funded) status                9,103       8,833        (642)       (506)
Unrecognized net actuarial (gain)
loss                                   (2,315)     (2,018)         25          (5)
                                      -------     -------     -------     -------
Accrued benefit cost (asset)          $ 6,788     $ 6,815     $  (617)    $  (511)
                                      -------     -------     -------     -------
Weighted-average discount rate
    Benefit obligation                   5.85%       6.25%       5.00%       5.00%
    Net periodic pension cost            6.25%       6.75%       5.00%       5.00%
Salary increase rate                        -           -           -        4.00%
Expected return on plan assets              -           -        5.50%       5.50%

For the ESBP, the accumulated benefit obligation at December 31, 2004 and 2003 was $9.1 million and $8.8 million, respectively. The amounts included in other comprehensive income (loss) relating to the adjustment to the minimum pension liability for the years ended December 31, 2004 and 2003, net of tax, were approximately $(0.2) million and $(0.5) million, respectively. Benefits paid to participants are funded by the Company as needed. The plan is deemed unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts considered sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan in 2005 and future years to fund the plan.

For the NDBP, the accumulated benefit obligation at October 1, 2004 and September 26, 2003 was $4.9 million and $4.4 million, respectively. The assets in the NDBP are invested 20% in the Aegon World Equity Fund. This fund invests in global equities, with a small portion of the fund in new or emerging economies. The remaining 80% of the assets are invested as determined by Aegon with no direction from the Company, with a guaranteed minimum return to the Company of 4%. The historical return to the Company on these investments has been approximately 4.5%. The Company's investments were allocated as indicated above in both 2003 and 2004, and the Company does not anticipate changing these allocation percentages in 2005. The expected return on plan assets for 2003 and 2004 was a function of the average historical return of 4.5% on the 80% of the funds invested by Aegon, and a return of 9.5% on the 20% of the funds invested in the Aegon Equity Fund. The Company does not anticipate making additional contributions to the plan in 2005 and future years, as the plan is currently over-funded.

Anticipated benefit payments for the ESBP and the NDBP are expected to be paid in future years as follows:

YEAR ENDING DECEMBER 31,
(amounts in thousands)        ESBP           NDBP
                              ----           ----
2005                        $    683       $     22
2006                             703             35
2007                             731             35
2008                             743             48
2009                             759             53
2010-2014                      4,389            519
                            --------       --------
                            $  8,008       $    712
                            ========       ========

The Company also maintains a non-qualified defined-contribution deferred compensation plan for certain key executives. The Company contributions to this plan, if any, are based on annually defined financial performance objectives. There were no contributions to the plan in 2004, 2003, or 2002.

8. EMPLOYEE BENEFITS

401(k) PROFIT-SHARING RETIREMENT PLAN

The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. Company contributions, which are discretionary, consist of cash, and may include the Company's stock, were funded and charged to operations in the amounts of $1.3 million, $1.6 million, and $1.4 million for 2004, 2003, and 2002, respectively.

OTHER RETIREMENT PLANS

The Company maintains various other defined contribution retirement plans covering substantially all of the remaining European employees. Company contributions charged to operations were $0.1 million in 2004, $0.1 million in 2003, and $0.2 million in 2002.

OTHER POSTRETIREMENT BENEFITS

The Company provides limited healthcare and life insurance benefits to one current and nine retired employees and their spouses, totaling 16 participants, pursuant to contractual agreements.

Net periodic postretirement benefit cost for 2004, 2003, and 2002 is as follows:

NET PERIODIC POSTRETIREMENT BENEFIT COST
(amounts in thousands)                         2004          2003         2002
Interest cost                               $      38     $      35    $      28
Amortization of transition amount                  29            29           29
Amortization of gain                                -             -          (14)
                                            ---------     ---------    ---------
   Net periodic postretirement
     benefit cost                           $      67     $      64    $      43
                                            =========     =========    =========

No adjustments were made to the 2004 net periodic postretirement benefit cost due to Medicare reform as the amounts were deemed to be insignificant.

The change in postretirement benefit obligation at December 31, 2004 and 2003 is as follows:

CHANGE IN POSTRETIREMENT BENEFIT OBLIGATION
(amounts in thousands)                             2004      2003
Postretirement benefit obligation
at beginning of year                               $ 637     $ 560
Interest cost                                         38        35
Benefits paid                                        (16)      (48)
Adjustment to unrecognized gain                        7        90
                                                   -----     -----

Postretirement benefit obligation at end of year     666       637
Fair value of plan assets at end of year               -         -
                                                   -----     -----

Unfunded status                                      666       637
Unrecognized transition obligation                  (234)     (263)
Unrecognized gain                                    (64)      (57)
                                                   -----     -----
Accrued postretirement benefit cost                $ 368     $ 317
                                                   -----     -----

Weighted-average discount rate
     Benefit obligation                             5.85%     6.25%
     Net periodic postretirement cost               6.25%     6.75%
Salary increase rate                                   -         -

Benefits paid to participants are funded by the Company as needed. Anticipated benefit payments for the postretirement medical plan are expected to be paid in future years as follows:

YEAR ENDING DECEMBER 31,
(amounts in thousands)
2005                          $     76
2006                                75
2007                                62
2008                                65
2009                                64
2010-2014                          218
                              --------
                              $    560
                              ========

The rate of increase in healthcare costs is assumed to be 11% for medical, 6% for dental, and 5% for Medicare Part B in 2005, gradually declining to 5% by the year 2010 and remaining at that level thereafter. Increasing the assumed healthcare cost trend rate by one percentage point would increase the accrued postretirement benefit obligation by $45,000 at December 31, 2004, and the net periodic postretirement cost by $2,700 for the year. A one-percentage-point decrease in the healthcare cost trend would decrease the accrued postretirement benefit obligation by $40,000 at December 31, 2004, and the net periodic postretirement cost by $2,400 for the year.

9. SHAREHOLDERS' EQUITY

EMPLOYEE STOCK PURCHASE PLAN

Under the Company's First Employee Stock Purchase Plan (Plan), employees may apply up to 10% of their compensation to purchase the Company's common stock. Shares are purchased at the closing market price on the business day preceding the date of purchase. During 2001, an additional 0.5 million shares were authorized under the Plan. As of December 31, 2004, approximately 224,000 shares remain unissued under the Plan, of the total of 11.5 million shares that had been authorized under the Plan. During 2004, 2003, and 2002, approximately 41,000, 73,000, and 84,000 shares, respectively, were purchased under the plan at an average price of $3.92, $2.92, and $3.93 per share, respectively.

SHAREHOLDER RIGHTS PLAN

The Board of Directors adopted a Shareholder Rights Plan in January 1989. Under the plan, one right was distributed for each share of common stock outstanding on January 27, 1989, and on each additional share of common stock issued after that date and prior to the date the rights become exercisable. The rights become exercisable when 20% or more of the Company's outstanding common stock is acquired by a person or group, other than Company-provided employee benefit plans, and when an offer to acquire is made. Each right entitles the holder to purchase Series A preferred stock (which is essentially equivalent to common stock) at a 50% discount from the then-market price of the common stock or, in the event of a merger, consolidation, or sale of a major part of the Company's assets, to purchase common stock of the acquiring company at a 50% discount from its then-market price. The Shareholder Rights Plan was amended in 1999 to provide that the rights expire in November 2008. The rights may be redeemed by the Company at a price of $.01 per right.

STOCK TRUSTS

The Company maintains a Stock Employee Compensation Trust (SECT) to provide funding for existing employee stock plans and benefit programs. Shares are purchased by and released from the SECT by the trustee of the SECT at the request of the compensation committee of the Board of Directors. As of December 31, 2004, all shares remaining in the SECT were unallocated and, therefore, are not considered outstanding for purposes of calculating earnings per share.

SECT activity for 2004, 2003, and 2002 is as follows:

                                        2004       2003       2002
(amounts in thousands)
Share balance at beginning of year     4,093      4,187      4,279
Shares purchased                           -          -          -
Shares released:
    Stock option plans                   (53)       (21)        (8)
    Employee Stock Purchase Plan         (41)       (73)       (84)
                                      ------     ------     ------
Share balance at end of year           3,999      4,093      4,187
                                      ======     ======     ======

During 1999, the Company created an Omnibus Stock Trust (OST) to provide funding for various employee benefit programs. During 1999, the OST purchased 59,000 shares for $1 million. Shares are released from the OST by the trustee at the request of the compensation committee of the Board of Directors. During 2004, 2003, and 2002, no shares were purchased or released by the trust.

RESTRICTED STOCK PLAN

Under the Company's Restricted Stock Plan, 800,000 shares of restricted stock may be granted to certain key employees. At December 31, 2004, there are no restricted stock grants outstanding, and there was no restricted stock activity in 2002, 2003, or 2004.

10. STOCK OPTION PLANS

On April 26, 2000, the shareholders approved the Company's Equity Award Plan (Equity Plan). Under the provisions of the plan, stock options, stock appreciation rights, and other awards may be granted or awarded to employees and directors of the Company. The compensation committee of the Board of Directors determines the nature, amount, pricing, and vesting of the grant or award. All options and awards remain in effect until the earlier of the expiration, exercise, or surrender date.

On April 24, 1991, the shareholders approved the Company's 1991 Employee Stock Option Plan (1991 Plan), which came into effect after the Company's 1981 Employee Stock Option Plan (1981 Plan) terminated on April 21, 1991. Under the provisions of the plan, options may be granted to employees and directors of the Company. The option price for options granted under each plan is equal to or greater than the fair market value of the Company's common stock on the date the option is granted. Incentive stock options generally become exercisable in four annual installments of 25% of the shares covered by the grant, beginning one year from the date of grant, and expire six years after becoming exercisable. Nonqualified stock options generally become exercisable in either four or five annual installments of 20 or 25% of the shares covered by the grant, beginning one year from the date of grant, and expire up to 15 years from the date of grant. All options remain in effect until the earlier of the expiration, exercise, or surrender date.

The per-option weighted-average fair value on the date of grant of stock options granted in 2004, 2003, and 2002, using the Black-Scholes option pricing model, was $2.32, $1.85, and $2.70, respectively. The fair value of the options at the date of grant was estimated with the following weighted-average assumptions:

                                 2004         2003         2002
Expected life (years)             3.8          3.5          3.8
Dividend yield                    0.0%         0.0%         0.0%
Risk-free interest rate           2.8%         2.3%         3.5%
Expected volatility              78.4%        84.9%        82.6%

The Company accounts for its stock-based employee compensation plans in accordance with the provisions of FAS No. 123, "Accounting for Stock-Based Compensation," and FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which allows entities to continue to apply the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in the net income (loss) of the Company for the periods presented in these consolidated financial statements, as all options granted by the Company had an exercise price that was equal to or greater than the underlying common stock at the date of grant.

The following table details the effect on net income (loss) and basic and diluted net income (loss) per share as if the Company had adopted the fair value recognition provisions of FAS No. 123 as they apply to stock-based employee compensation:

(amounts in thousands, except per share data)           2004              2003             2002
Net income (loss), as reported                       $    (1,444)      $     2,744      $   (35,676)
Stock-based employee compensation
   expense as calculated under the fair
   value method for all awards, net of tax                (1,082)           (1,253)          (1,531)
                                                     -----------       -----------      -----------
Pro forma net income (loss)                          $    (2,526)      $     1,491      $   (37,207)
                                                     ===========       ===========      ===========
Basic net income (loss) per share:
   As reported                                       $     (0.09)      $      0.16      $     (2.15)
                                                     ===========       ===========      ===========
   Pro forma                                         $     (0.15)      $      0.09      $     (2.25)
                                                     ===========       ===========      ===========
Diluted net income (loss) per share:
   As reported                                       $     (0.08)      $      0.16      $     (2.11)
                                                     ===========       ===========      ===========
   Pro forma                                         $     (0.15)      $      0.09      $     (2.20)
                                                     ===========       ===========      ===========

Pro forma amounts for compensation cost may not be indicative of the effects on earnings for future years. The Company's pro forma amounts of compensation expense, net of tax, are calculated using the straight-line method of calculating expense for the pro rata vesting that occurs for the Company's outstanding stock options.

A summary of stock option activity under these plans is as follows:

                                         EQUITY PLAN    WEIGHTED-AVERAGE     1991 PLAN     WEIGHTED-AVERAGE
                                           OPTIONS       EXERCISE PRICE       OPTIONS       EXERCISE PRICE

OUTSTANDING AT DECEMBER 31, 2001          1,297,000          $ 3.38          1,664,425         $  14.13
   Granted                                  498,000          $ 4.47                  -                -
   Exercised                                      -               -             (7,650)        $   3.19
   Canceled, expired, and forfeited        (140,250)         $ 5.56           (280,025)        $  13.97
                                          ---------          ------          ---------         --------
OUTSTANDING AT DECEMBER 31, 2002          1,654,750          $ 3.52          1,376,750         $  14.22
   Granted                                  507,000          $ 3.14                  -                -
   Exercised                                (15,000)         $ 2.35             (5,625)        $   2.88
   Canceled, expired, and forfeited        (161,500)         $ 3.92           (169,750)        $  15.16
                                          ---------          ------          ---------         --------
OUTSTANDING AT DECEMBER 31, 2003          1,985,250          $ 3.40          1,201,375         $  14.14
   Granted                                  944,500          $ 4.05                  -                -
   Exercised                                (28,250)         $ 3.16            (24,750)        $   2.87
   Canceled, expired, and forfeited        (167,500)         $ 3.54           (226,587)        $  17.07
                                          ---------          ------          ---------         --------
OUTSTANDING AT DECEMBER 31, 2004          2,734,000          $ 3.62            950,038         $  13.74

At December 31, 2004, 2003, and 2002, the number of options exercisable under the Equity Plan was 965,625, 615,000, and 362,250, respectively, and the weighted-average exercise price of those options was $3.37, $3.37 and $3.35, respectively. At December 31, 2004, 2003, and 2002, the number of options exercisable under the 1991 Plan was 913,288, 1,019,875, and 1,012,063, respectively, and the weighted-average exercise price of those options was $14.05, $15.38, and $16.50, respectively.

A summary of the range of exercise prices and the weighted-average remaining contractual life of outstanding options at December 31, 2004 for the Equity and 1991 Plans is as follows:

                                         OPTIONS                                  WEIGHTED-AVERAGE
                     RANGE OF         OUTSTANDING AT      WEIGHTED-AVERAGE     REMAINING CONTRACTUAL
                  EXERCISE PRICES   DECEMBER 31, 2004      EXERCISE PRICE          LIFE (YEARS)
                ------------------  -----------------     ----------------     ---------------------
EQUITY PLAN     $ 1.40  to  $ 1.96        280,000              $ 1.60                   6.9
                $ 2.24  to  $ 3.26      1,504,500              $ 3.07                  10.1
                $ 4.35  to  $ 5.94        949,500              $ 5.09                   8.6

1991 PLAN       $ 2.88                    125,125              $ 2.88                   4.3
                $ 5.13  to  $ 6.13        261,750              $ 5.93                   7.9
                $ 9.44                     25,000              $ 9.44                   1.1
                $14.88  to  $21.94        464,250              $18.53                   2.8
                $26.06  to  $37.19         73,913              $31.13                   3.9


At December 31, 2004, there were 1,722,750 and 0 shares available for grant under the Equity Plan and 1991 Plan, respectively.

11. SIGNIFICANT CUSTOMER

International Business Machines (IBM) is the Company's largest customer. IBM accounted for $52.6 million or 22.2%, $51.9 million or 21.1%, and $50.3 million or 19.6% of consolidated 2004, 2003, and 2002 revenue, respectively. The Company's accounts receivable from IBM at December 31, 2004 and 2003 amounted to $10.9 million and $11.6 million, respectively. The Company expects to continue to derive a significant portion of its revenue from IBM in 2005 and in future years. While a decline in revenue from IBM would have a negative effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the diversity of the projects performed for IBM and the number of locations and divisions involved. No other customer accounted for more than 10% of revenue in 2004, 2003, or 2002.

12. LITIGATION

The Company is involved in litigation arising in the normal course of business. In the opinion of management, an adverse outcome to any of this litigation would not have a material effect on the financial condition of the Company.

13. ENTERPRISE-WIDE DISCLOSURES

The Company operates in one industry segment, providing information technology
(IT) professional services to its clients. The services provided include flexible and strategic staffing and the planning, design, implementation, and maintenance of comprehensive IT solutions. All of the Company's revenues are generated from these services. CTG's reportable information is based on geographical areas. The accounting policies of the individual geographical areas are the same as those described in note 1, "Summary of Significant Accounting Policies." All information has been revised as applicable to reflect the results from continuing operations only and therefore exclude the results of CTG Nederland, B.V. which was sold with an effective date of January 1, 2004 (see note 2 - "Discontinued Operations").

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
(amounts in thousands)

                                                        2004             2003              2002
REVENUE FROM EXTERNAL CUSTOMERS
      North America (1)                             $    193,704     $     212,075     $     226,824
      Belgium                                             28,694            22,967            18,611
      Other European countries                            14,724            10,472            10,690
                                                    ------------     -------------     -------------
           Total revenue                            $    237,122     $     245,514     $     256,125
                                                    ============     =============     =============

LONG-LIVED ASSETS
      North America (1)                             $      5,309     $       5,840     $       9,615
      Europe                                                 766             1,006             1,282
                                                    ------------     -------------     -------------
           Total long-lived assets                  $      6,075     $       6,846     $      10,897
                                                    ============     =============     =============

DEFERRED TAX ASSETS, NET OF VALUATION ALLOWANCE
      North America (1)                             $      5,858     $       5,459     $       4,984
      Europe                                                 530               963               844
                                                    ------------     -------------     -------------
           Total deferred tax assets, net           $      6,388     $       6,422     $       5,828
                                                    ============     =============     =============

(1) The Company is headquartered in the United States. Includes amounts from the Company's Canadian operations of approximately $2.1 million, $1.6 million, and $1.0 million of revenue in 2004, 2003 and 2002, respectively, no long-lived assets in any year, and $0, $0, and $0.2 million of deferred tax assets, net in 2004, 2003 and 2002, respectively.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

Information reported as follows has been restated, as applicable, to reflect the disposal of CTG Nederland, B.V., which was effective on January 1, 2004. All activities related to this subsidiary have been removed from the Company's individual accounts and subsequently combined and included on the line entitled "Income (loss) from discontinued operations."

                                                                                   QUARTERS
(amounts in thousands, except per-share data)        FIRST         SECOND           THIRD           FOURTH           TOTAL
2004
Revenue                                           $    61,447    $    59,047     $    57,857     $    58,771      $   237,122
Direct costs                                           44,853         43,196          42,581          42,395          173,025
                                                  -----------    -----------     -----------     -----------      -----------
Gross profit                                           16,594         15,851          15,276          16,376           64,097
Selling, general, and administrative expenses          15,163         15,033          14,602          16,201           60,999
                                                  -----------    -----------     -----------     -----------      -----------
Operating income                                        1,431            818             674             175            3,098
Interest and other expense, net                          (127)          (185)           (147)           (218)            (677)
                                                  -----------    -----------     -----------     -----------      -----------
Income (loss) from continuing operations
      before income taxes                               1,304            633             527             (43)           2,421
Provision (benefit) for income taxes                      522            (34)            (91)           (943)**          (546)
                                                  -----------    -----------     -----------     -----------      -----------
Income from continuing operations                         782            667             618             900            2,967
Loss from discontinued operations (including
      loss on disposal of $3.7 million in the
      first quarter of 2004)                           (4,316)           (62)            (14)            (19)          (4,411)
                                                  -----------    -----------     -----------     -----------      -----------
Net Income (loss)                                 $    (3,534)   $       605     $       604     $       881      $    (1,444)
                                                  ===========    ===========     ===========     ===========      ===========

Basic net income (loss) per share:
Continuing operations                             $      0.05    $      0.04     $      0.04     $      0.05      $      0.18
Discontinued operations                                 (0.26)             -               -               -            (0.27)
                                                  -----------    -----------     -----------     -----------      -----------
      Basic net income (loss) per share           $     (0.21)   $      0.04     $      0.04     $      0.05      $     (0.09)
                                                  ===========    ===========     ===========     ===========      ===========

Diluted net income (loss) per share:
Continuing operations                             $      0.05    $      0.04     $      0.04     $      0.05      $      0.17
Discontinued operations                                 (0.25)             -               -               -            (0.25)
                                                  -----------    -----------     -----------     -----------      -----------
      Diluted net income (loss) per share         $     (0.20)   $      0.04     $      0.04     $      0.05      $     (0.08)
                                                  ===========    ===========     ===========     ===========      ===========

** During the fourth quarter of 2004, several tax matters that had previously been in process were favorably resolved which allowed the Company to record a significant benefit for income taxes. These items included a release of approximately $0.2 million of previously recorded tax liabilities primarily related to the Company's interpretation of recently issued tax legislation enacted in Europe, $0.4 million for state net operating loss benefits that had previously been offset by a valuation allowance, and a net amount of approximately $0.2 million from the release of other deferred tax items.

2003
Revenue                                           $    62,089    $    62,377     $    59,577     $    61,471      $   245,514
Direct costs                                           45,711         45,232          43,132          44,455          178,530
                                                  -----------    -----------     -----------     -----------      -----------
Gross profit                                           16,378         17,145          16,445          17,016           66,984
Selling, general, and administrative expenses          15,632         15,330          14,912          15,579           61,453
                                                  -----------    -----------     -----------     -----------      -----------
Operating income                                          746          1,815           1,533           1,437            5,531
Interest and other expense, net                          (176)          (424)           (175)           (132)            (907)
                                                  -----------    -----------     -----------     -----------      -----------
Income before income taxes                                570          1,391           1,358           1,305            4,624
Provision for income taxes                                239            584             570             549            1,942
                                                  -----------    -----------     -----------     -----------      -----------
Income from continuing operations                         331            807             788             756            2,682
Income (loss) from discontinued operations               (201)          (349)           (448)          1,060               62
                                                  -----------    -----------     -----------     -----------      -----------
Net Income                                        $       130    $       458     $       340     $     1,816      $     2,744
                                                  ===========    ===========     ===========     ===========      ===========

Basic net income (loss) per share:

Continuing operations                             $      0.02    $      0.05     $      0.05     $      0.05      $      0.16
Discontinued operations                                 (0.01)         (0.02)          (0.03)           0.06                -
                                                  -----------    -----------     -----------     -----------      -----------
      Basic net income per share                  $      0.01    $      0.03     $      0.02     $      0.11      $      0.16
                                                  ===========    ===========     ===========     ===========      ===========

Diluted net income (loss) per share:
Continuing operations                             $      0.02    $      0.05     $      0.05     $      0.04      $      0.16
Discontinued operations                                 (0.01)         (0.02)          (0.03)           0.07                -
                                                  -----------    -----------     -----------     -----------      -----------
      Diluted net income per share                $      0.01    $      0.03     $      0.02     $      0.11      $      0.16
                                                  ===========    ===========     ===========     ===========      ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this annual report filed with the SEC, have reviewed the Company's process of gathering, analyzing and disclosing information that is required to be disclosed in the Company's periodic reports (and information, while not required to be disclosed, may bear upon the decision of management as to what information is required to be disclosed) under the Securities Exchange Act of 1934 ("Exchange Act"), including information pertaining to the condition of and material developments with respect to the Company's business, operations and finances.

The Company expects to conclude its testing and evaluation of internal controls over financial reporting and management's assessment of such controls prior to filing its amended annual report on Form 10-K/A within the 45-day period provided by the exemptive order issued by the Securities and Exchange Commission on November 30, 2004. The Form 10-K/A will include a management report and auditor report on the Company's internal controls over financial reporting.

As part of the Company's annual audit of its consolidated financial statements for the year ended December 31, 2004, the following material weakness was noted:

      - Controls regarding the preparation and review of the Company's tax provision, specifically related to deferred taxes, were determined to be deficient. Although the control activities, which included the development of supporting documentation, an internal review, and a review by a third party tax firm were designed correctly, the execution of the procedure was not carried out properly primarily because of human error. Specifically the review control failed to identify errors in certain deferred tax areas including foreign accounts (totaling approximately $161,000 of additional tax expense and $96,000 of foreign currency exchange) and domestic accounts (totaling approximately $90,000 of an additional tax benefit). As a result of these errors, an adjustment was required to decrease income by approximately $71,000 and to decrease the foreign currency adjustment contained within shareholders' equity by $96,000 for the fourth quarter of 2004. The adjustments were recorded in the accompanying financial statements and did not impact the Company's revenues, cash flows or pre-tax income.

Based on the Company's evaluation of the effectiveness of the design and operation of the disclosure controls and procedures, because of the matter discussed above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004. However, the Company believes that the accompanying financial statements fairly present the financial condition and results of operations for the years presented in this report on Form 10-K.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We continue to review, revise and improve the effectiveness of the Company's internal controls including the additional controls implemented relating to the Company's medical costs, and strengthening the Company's deferred income tax review control procedures noted above. We have made no other significant changes in the Company's internal controls over financial reporting in connection with the Company's fourth quarter evaluation that would materially affect, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Pursuant to a Securities and Exchange Commission exemptive order, management's report on its assessment of the Company's internal control over financial reporting, and the attestation report of the Company's independent registered public accounting firm on management's assessment have not been included in this report. Management's report and the attestation report are required to be filed by an amendment to this report on or before April 30, 2005.

ITEM 9b. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to this item is incorporated herein by reference to the information set forth under "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "The Board of Directors and Committees" in relation to the "Audit Committee" subsection, and "Corporate Governance and Website Information" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2005 (the Proxy Statement) to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year ended December 31, 2004, except insofar as information with respect to executive officers is presented in Part I, Item 1 hereof pursuant to General Instruction G(3) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item is incorporated herein by reference to the information under the caption "Executive Compensation and Other Information" presented in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required in response to this item is incorporated herein by reference to the information under the caption "Security Ownership of the Company's Common Shares by Certain Beneficial Owners and by Management" presented in the Proxy Statement.

The following table sets forth, as of December 31, 2004, certain information related to the Company's compensation plans under which shares of its Common Stock are authorized for issuance:

Equity Compensation Plan Information as of December 31, 2004

                                          Number of securities         Weighted-average        Number of securities
                                            to be issued upon          exercise price of      remaining available for
                                         exercise of outstanding     outstanding options,      future issuance under
                                            options, warrants           warrants and            equity compensation
                                               and rights                   rights                     plans
                                         -----------------------     --------------------     -----------------------
Equity compensation plans
      approved by security holders -
           Equity Award Plan                    2,734,000                  $  3.62                  1,722,750
           1991 Stock Option Plan                 950,038                  $ 13.74                          -

Equity compensation plans not
      approved by security holders -
           None                                         -                        -                          -
                                                ---------                  -------                  ---------

           Total                                3,684,038                  $  6.23                  1,722,750
                                                =========                  =======                  =========

At December 31, 2004, the Company did not have any outstanding rights or warrants. All awards outstanding are options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" presented in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item is incorporated herein by reference to the information under the caption "Change in Independent Public Accountants and Fees" presented in the Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) Index to Consolidated Financial Statements and Financial Statement Schedules

(1) Financial Statements:

      Report of Independent Registered Public Accounting Firm      24
      Report of Independent Registered Public Accounting Firm      25
      Consolidated Statements of Operations                        26
      Consolidated Balance Sheets                                  27
      Consolidated Statements of Cash Flows                        28
      Consolidated Statements of Changes in
           Shareholders' Equity                                    29
      Notes to Consolidated Financial Statements                  30-49

(2) Index to Consolidated Financial Statement Schedules

      Report of Independent Registered Public Accounting Firm
           on Financial Statement Schedule                         53

      Report of Independent Registered Public Accounting Firm
           on Financial Statement Schedule                         54

      Financial statement schedule:
      Valuation and Qualifying Accounts (Schedule II)              55

(B) Exhibits

      The Exhibits to this Form 10-K Annual Report are listed on the attached
Exhibit Index appearing on pages 57 to 59.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Computer Task Group, Incorporated:

Under date of March 14, 2005, we reported on the consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related 2004 and 2003 consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules for 2004 and 2003 based on our audits.

In our opinion, such 2004 and 2003 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as whole, present fairly, in all material respects, the information set forth therein.

                                  /s/ KPMG LLP

Buffalo, New York
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Computer Task Group, Incorporated
Buffalo, New York

We have audited the consolidated financial statements of Computer Task Group, Incorporated (the "Company") and subsidiaries for the year ended December 31, 2002, and have issued our report thereon dated February 5, 2003, which report includes an explanatory paragraph regarding an accounting change for goodwill; such financial statements and report are included in your 2004 Annual Report to Shareholders and are incorporated herein by reference. Our audit included the 2002 consolidated financial statement schedule of Computer Task Group, Incorporated and subsidiaries, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such 2002 consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Buffalo, New York
February 5, 2003

                        COMPUTER TASK GROUP, INCORPORATED
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)

                                                  Balance at                                            Balance at
               Description                        January 1      Additions          Deductions          December 31
               -----------                        ----------     ----------         ----------          -----------
2004

Accounts deducted from accounts receivable

      Allowance for doubtful accounts             $    1,174     $      374(A)      $     (221)(A)      $     1,327
      Reserve for projects                        $       87     $       39(C)      $     (126)(C)      $         -

Accounts deducted from deferred tax assets
      Deferred tax asset valuation allowance      $    4,446     $      402(B)      $     (949)(B)      $     3,899

Accounts deducted from other assets

      Reserves                                    $      450     $      125(C)      $        -          $       575

2003

Accounts deducted from Accounts Receivable

      Allowance for doubtful accounts             $      884     $      516(A)      $     (226)(A)      $     1,174
      Reserve for projects                        $      400     $      212(C)      $     (525)(C)      $        87

Accounts deducted from deferred tax assets

      Deferred tax asset valuation allowance      $      403     $    4,043(D)      $        -          $     4,446

Accounts deducted from other assets

      Reserves                                    $        -     $      450(C)      $        -          $       450

2002

Accounts deducted from Accounts Receivable

      Allowance for doubtful accounts             $    2,067     $       57(A)      $   (1,240)(A)      $       884
      Reserve for projects                        $      487     $       50(C)      $     (137)(C)      $       400

Accounts deducted from deferred tax assets

       Deferred tax asset valuation allowance     $      383     $       20(C)      $        -          $       403

(A) Reflects additions charged to costs and expenses, less deductions for accounts written off or collected, and foreign currency translation

(B) Reflects additions and deductions for foreign currency translation, and deductions credited to expense

(C) Reflects additions charged to costs and expenses, less deductions for accounts written off or collected

(D)   Reflects additions charged to costs and expenses

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By /s/ James R. Boldt
   --------------------------
James R. Boldt,
Chairman and Chief Executive Officer

Dated:  March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Signature                                 Title                     Date
                 ---------                                 -----                     ----
(i)        Principal Executive Officer:          Chairman and
                                                 Chief Executive Officer        March 15, 2005

           /s/ James R. Boldt
           -------------------------------
           James R. Boldt

(ii)       Principal Accounting and              Senior Vice President and      March 15, 2005
           Financial Officer                     Chief Financial Officer

           /s/ Gregory M. Dearlove
           -------------------------------
           Gregory M. Dearlove

(iii)      Directors

           /s/ Thomas E Baker                    Director                       March 15, 2005
           -------------------------------
           Thomas E. Baker

           /s/ George B. Beitzel                 Director                       March 15, 2005
           -------------------------------
           George B. Beitzel

           /s/ James R. Boldt                    Director                       March 15, 2005
           -------------------------------
           James R. Boldt

           /s/ Randall L. Clark                  Director                       March 15, 2005
           --------------------
           Randall L. Clark

           /s/ Randolph A. Marks                 Director                       March 15, 2005
           -------------------------------
           Randolph A. Marks

           /s/ John M. Palms                     Director                       March 15, 2005
           -------------------------------
           John M. Palms

           /s/ Daniel J. Sullivan                Director                       March 15, 2005
           -------------------------------
           Daniel J. Sullivan

                                  EXHIBIT INDEX

                                                                                Page Number
Exhibit     Description                                                        or (Reference)
-------     -----------                                                        --------------
2.          Plan of acquisition, reorganization, arrangement,                         *
            liquidation or succession

3.    (a)   Restated Certificate of Incorporation of Registrant                      (1)

      (b)   Restated By-laws of Registrant                                           (2)

4.    (a)   Specimen Common Stock Certificate                                        (2)

      (b)   Rights Agreement dated as of January 15, 1989, and                       (1)
            amendment dated June 28, 1989, between Registrant
            and The First National Bank of Boston, as Rights Agent

      (c)   Form of Rights Certificate                                               (2)

9.          Voting Trust Agreement                                                    *

10.   (a)   Non-Compete Agreement, dated as of March 1, 1984,                        (2)
            between Registrant and Randolph A. Marks

      (b)   Stock Employee Compensation Trust Agreement, dated                       (2)
            May 3, 1994, between Registrant and Thomas R. Beecher,
            Jr., as trustee

      (c)   Demand Grid Note, dated October 29, 1997, between Registrant             (2)
            and Computer Task Group, Incorporated Stock Employee
            Compensation Trust

      (d)   Pledge Agreement, between the Registrant and Thomas R.                   (2)
            Beecher, Jr., as Trustee of the Computer Task Group, Incorporated
            Stock Employee Compensation Trust

      (e)   Stock Purchase Agreement, dated as of February 25, 1981,                 (3)
            between Registrant and Randolph A. Marks

----------

*     None or requirement not applicable.

(1) Filed as an Exhibit to the Registrant's Form 8-A/A filed on January 13, 1999, and incorporated herein by reference

(2) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference

(3) Filed as an Exhibit to the Registrant's Registration Statement No. 2 - 71086 on Form S-7 filed on February 27, 1981, and incorporated herein by reference

                                                                                Page Number
Exhibit     Description                                                        or (Reference)
-------     -----------                                                        --------------
10.   (f)   Description of Disability Insurance and Health                           (4)
            Arrangements for Executive Officers

      (g)   2004 Key Employee Compensation Plans.                                    (5)

      (h)   Computer Task Group, Incorporated Non-Qualified Key Employee             (2)
            Deferred Compensation Plan

      (i)   1991 Restricted Stock Plan                                               (6)

      (j)   Computer Task Group, Incorporated 2000 Equity Award Plan                 (7)

      (k)   Executive Supplemental Benefit Plan 1997 Restatement                     (6)

      (l)   First Amendment to the Computer Task Group, Incorporated
            Executive Supplemental Benefit Plan 1997 Restatement                     (6)

      (m)   Executive Compensation Plans and Arrangements                            60

      (n)   Change in Control Agreement, dated July 16, 2001, between                (6)
            the Registrant and James R. Boldt

      (o)   Employment Agreement, dated July 16, 2001, between the
            Registrant and James R. Boldt                                            (6)

      (p)   First Employee Stock Purchase Plan (Eighth Amendment and
            Restatement)                                                             (8)

----------

(4) Filed as an Exhibit to Amendment No. 1 to Registration Statement No. 2-71086 on Form S-7 filed on March 24, 1981, and incorporated herein by reference

(5) Included in the Registrant's definitive Proxy Statement dated April 2005 under the caption entitled "Annual Cash Incentive Compensation," and incorporated herein by reference

(6) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference

(7) Included in the Registrant's definitive Proxy Statement dated April 2004 as Exhibit A, and incorporated herein by reference

(8) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference

                                                                                Page Number
Exhibit     Description                                                        or (Reference)
-------     -----------                                                        --------------
11.         Statement re: computation of per share earnings                          *

12.         Statement re: computation of ratios                                      *

13.         Annual Report to Shareholders                                            *

14.         Code of Ethics                                                          (9)

16.         Letter re: change in certifying accountant                               *

18.         Letter re: change in accounting principles                               *

21.         Subsidiaries of the Registrant                                          61

22.         Published report regarding matters submitted to a vote                   *
            of security holders

23.(a)   Consent of experts and counsel                                             62

23.(b)   Consent of experts and counsel                                             63

24.      Power of Attorney                                                           *

31.(a)   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
         of 2002                                                                    64

31.(b)   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
         of 2002                                                                    65

32.      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
            of 2002                                                                 66

----------

(9) Included in the Registrant's definitive Proxy Statement dated April 2005 under the caption entitled "Corporate Governance and Website Information," and incorporated herein by reference