Form 10-K/A
period 2004-12-31
COMPUTER TASK GROUP INC
filed 2005-04-18
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

     (Mark One)
          x      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         ---     SECURITIES EXCHANGE ACT OF 1934 For the fiscal year
                 ended December 31, 2004 OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         ---     SECURITIES EXCHANGE ACT OF 1934
                 For the Transition period from _______ to _______

                           Commission File No. 1-9410

                        COMPUTER TASK GROUP, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         State of New York                              16-0912632
--------------------------------------      ------------------------------------
      (State of incorporation)              (I.R.S. Employer Identification No.)

 800 Delaware Avenue, Buffalo, New York                   14209
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

                                                      (716) 882-8000
                                            ------------------------------------
                                               Registrant's telephone number,
                                                    including area code:

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES X NO___

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

The total number of shares of Common Stock of the Registrant outstanding at April 11, 2005 was 20,868,834.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                             Parts and Items Amended

The registrant hereby amends Part II, Item 9A. "Controls and Procedures," and
Part IV, Item 15. "Exhibits" of the Form 10-K for Computer Task Group, Incorporated (the Company) for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005. Pursuant to a Securities and Exchange Commission exemptive order, management's report on its assessment of the Company's internal control over financial reporting, and the attestation report of the Company's independent registered public accounting firm on management's assessment were not included in that report. This Form 10-K/A includes management's report and the independent registered public accounting firm's attestation report and other information, as required.

                                     PART II


ITEM 9A.  CONTROLS AND PROCEDURES


(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this annual report. Based on that evaluation, and due to the material weaknesses in the Company's internal control over financial reporting (as described below in Management's Annual Report on Internal Control Over Financial Reporting), the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

(b) MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may deteriorate.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management of the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's management identified two control deficiencies it considered to be material weaknesses under the rules specified by the Public Company Accounting Oversight Board's Auditing Standard No. 2, and therefore concluded that its internal control over financial reporting was not effective as of December 31, 2004. The material weaknesses identified relate to internal control over financial reporting associated with the Company's accounting for income taxes and its accounting for medical self-insurance reserves, as described below.

As of December 31, 2004, management identified a material weakness in internal control over financial reporting associated with the Company's accounting for income taxes. Specifically, the Company did not have effective management oversight and review controls to ensure that the Company's income tax accounting was consistent with generally accepted accounting principles. This control deficiency resulted in errors in the Company's accounting for both current and deferred income tax amounts and related disclosures, which were corrected prior to issuance of the Company's 2004 financial statements.

Additionally, as of December 31, 2004, management identified a deficiency in internal control over financial reporting associated with the Company's calculation of its incurred but not reported claims related to its self-insured medical insurance programs. Specifically, the Company's policies and procedures associated with the calculation of these incurred but not reported claims did not include an evaluation of the underlying assumptions used to estimate future claims liabilities to reflect recent claims development experience. This deficiency resulted in a material understatement of the Company's recorded medical self-insurance reserves. This error in accounting was corrected prior to issuance of the Company's 2004 financial statements.

KPMG LLP, an independent registered public accounting firm, has issued a report on management's assessment of the Company's internal control over financial reporting, which is included herein.


(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We continue to review, revise and improve the effectiveness of the Company's internal controls including the additional controls implemented relating to the Company's medical costs including the estimation of medical self-insurance reserves, and strengthening the Company's income tax review control procedures noted above. We have made no other significant changes in the Company's internal controls over financial reporting in connection with the Company's fourth quarter evaluation that would materially affect, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Computer Task Group, Incorporated:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting (Item 9A(b)), that Computer Task Group, Incorporated (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management's assessment, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment.

As of December 31, 2004, management identified a material weakness in internal control over financial reporting associated with the Company's accounting for income taxes. Specifically, the Company, did not have effective management oversight and review controls to ensure that the Company's income tax accounting was consistent with generally accepted accounting principles. This control deficiency resulted in errors in the Company's accounting for both current and deferred income tax amounts and related disclosures, which were corrected prior to issuance of the Company's 2004 financial statements.

Additionally, as of December 31, 2004, management identified a deficiency in internal control over financial reporting associated with the Company's calculation of its incurred but not reported claims related to its self-insured medical insurance programs. Specifically, the Company's policies and procedures associated with the calculation of these incurred but not reported claims did not include an evaluation of the underlying assumptions used to estimate future claims liabilities to reflect recent claims development experience. This deficiency resulted in a material understatement of the Company's recorded medical self-insurance reserves. This error in accounting was corrected prior to issuance of the Company's 2004 financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and subsidiaries as of December 31, 2004. These material weaknesses have been considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 14, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by COSO.


/s/ KPMG LLP


Buffalo, New York
April 14, 2005

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


(B) Exhibits

     23. (a)  Consent of Independent Registered Public Accounting Firm                        9

     31. (a)  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002        10

     31. (b)  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002        11

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By /s/ James R. Boldt
  -----------------------
James R. Boldt,
Chairman and Chief Executive Officer

Dated:  April 15, 2005

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

Signature                                                     Title                              Date
---------                                                     -----                              ----
(i)      Principal Executive Officer:                         Chairman and
                                                              Chief Executive Officer            April 15, 2005

         /s/ James R. Boldt
         ------------------------------------
         James R. Boldt

(ii)     Principal Accounting and                             Senior Vice President and          April 15, 2005
         Financial Officer                                    Chief Financial Officer

         /s/ Gregory M. Dearlove
         ------------------------------------
         Gregory M. Dearlove

(iii)    Directors

         /s/ Thomas E Baker                                   Director                           April 15, 2005
         ------------------------------------
         Thomas E. Baker

         /s/ George B. Beitzel                                Director                           April 15, 2005
         ------------------------------------
         George B. Beitzel

         /s/ James R. Boldt                                   Director                           April 15, 2005
         ------------------------------------
         James R. Boldt

         /s/ Randall L. Clark                                 Director                           April 15, 2005
         ------------------------------------
         Randall L. Clark

         /s/ Randolph A. Marks                                Director                           April 15, 2005
         ------------------------------------
         Randolph A. Marks

         /s/ John M. Palms                                    Director                           April 15, 2005
         ------------------------------------
         John M. Palms

         /s/ Daniel J. Sullivan                               Director                           April 15, 2005
         ------------------------------------
         Daniel J. Sullivan