Form 10-Q
period 2005-04-01
COMPUTER TASK GROUP INC
filed 2005-05-11
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2005

                          Commission file number 1-9410

                        COMPUTER TASK GROUP, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               New York                                    16-0912632
--------------------------------------------      -------------------------
       (State of incorporation)                           (IRS Employer
                                                       Identification No.)

    800 Delaware Avenue, Buffalo, New York                14209
---------------------------------------------     ------------------------
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

Number of shares of common stock outstanding:

                                                      Shares outstanding
            Title of each class                         at May 9, 2005
            -------------------                         --------------
         Common stock, par value                          20,868,834
              $.01 per share

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        QUARTER ENDED
                                                                    APRIL 1,     APRIL 2,
                                                                     2005          2004
                                                                   ---------    ----------
                                                                   (amounts in thousands,
                                                                   except per share data)
Revenue                                                            $  68,683    $   61,447
Direct costs                                                          52,170        44,853
Selling, general and administrative expenses                          15,585        15,163
                                                                   ---------    ----------
Operating income                                                         928         1,431
Interest and other income                                                 21            43
Interest and other expense                                              (243)         (170)
                                                                   ---------    ----------
Income from continuing operations before income taxes                    706         1,304
Provision for income taxes                                               222           522
                                                                   ---------    ----------
Income from continuing operations                                        484           782
Loss from discontinued operations (including loss on disposal
     of $3.7 million in the first quarter of 2004)                         -        (4,316)
                                                                   ---------    ----------
Net income (loss)                                                  $     484    $   (3,534)
                                                                   =========    ==========
Basic net income (loss) per share:
    Continuing operations                                          $    0.03    $     0.05
    Discontinued operations                                                -         (0.26)
                                                                   ---------    ----------
        Basic net income (loss) per share                          $    0.03    $    (0.21)
                                                                   =========    ==========
Diluted net income (loss) per share:
    Continuing operations                                          $    0.03    $     0.05
    Discontinued operations                                                -         (0.25)
                                                                   ---------    ----------
        Diluted net income (loss) per share                        $    0.03    $    (0.20)
                                                                   =========    ==========
Weighted average shares outstanding:
    Basic                                                             16,813        16,718
    Diluted                                                           17,242        17,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     APRIL 1,        DECEMBER 31,
                                                                                       2005             2004
                                                                                   -----------       ------------
                                                                                       (amounts in thousands)
ASSETS
Current Assets:
     Cash and temporary cash investments                                           $     3,685       $      4,488
     Accounts receivable, net of allowances of $1,348,000 and $1,327,000
              in 2005 and 2004, respectively                                            66,707             46,771
     Prepaids and other                                                                  2,173              2,103
     Income taxes receivable                                                                56                113
     Deferred income taxes                                                               1,985              2,020
                                                                                   -----------       ------------
            Total current assets                                                        74,606             55,495

Property and equipment, net of accumulated depreciation of $28,843,000
            and $24,618,000 in 2005 and 2004, respectively                               7,101              6,075
Goodwill                                                                                35,678             35,678
Deferred income taxes                                                                    4,085              4,249
Other assets                                                                             1,834              1,846
                                                                                   -----------       ------------
            Total assets                                                           $   123,304       $    103,343
                                                                                   ===========       ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                              $     8,258       $      9,263
     Accrued compensation                                                               28,405             16,831
     Advance billings on contracts                                                       1,962              1,922
     Other current liabilities                                                           6,529              5,287
     Current portion of long-term debt                                                       -              4,650
                                                                                   -----------       ------------
            Total current liabilities                                                   45,154             37,953

Long-term debt                                                                          12,271                  -
Deferred compensation benefits                                                           8,561              8,570
Other long-term liabilities                                                                696                336
                                                                                   -----------       ------------
            Total liabilities                                                           66,682             46,859

Shareholders' Equity:
     Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,017,824 shares issued                                        270                270
     Capital in excess of par value                                                    111,268            111,272
     Retained earnings                                                                  39,481             38,997
     Less: Treasury stock of 6,148,990 shares at cost                                  (31,416)           (31,416)
           Stock Trusts of 4,047,640 and 4,057,857 shares at cost, respectively        (58,002)           (58,045)
     Accumulated other comprehensive loss:
        Foreign currency adjustment                                                     (3,567)            (3,205)
        Minimum pension liability adjustment                                            (1,412)            (1,389)
                                                                                   -----------       ------------
            Accumulated other comprehensive loss                                        (4,979)            (4,594)
                                                                                   -----------       ------------
            Total shareholders' equity                                                  56,622             56,484
                                                                                   -----------       ------------
            Total liabilities and shareholders' equity                             $   123,304       $    103,343
                                                                                   ===========       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      QUARTER ENDED
                                                                                 APRIL 1,         APRIL 2,
                                                                                   2005             2004
                                                                                ----------       -----------
                                                                                   (amounts in thousands)
Cash flows from operating activities:
  Net income (loss)                                                             $      484       $    (3,534)
  Loss from discontinued operations                                                      -            (4,316)
                                                                                ----------       -----------
  Income from continuing operations                                                    484               782
  Adjustments:
    Depreciation expense                                                               709               732
    Deferred income taxes                                                              171              (612)
    Tax benefit on stock option exercises                                                1                 -
    Gain on sales of property and equipment                                             (2)               (2)
    Deferred compensation                                                              (32)               35
    Changes in assets and liabilities:
      Increase in accounts receivable                                              (20,396)           (6,682)
      (Increase) decrease in prepaids and other                                        (97)              253
      Decrease in income taxes                                                          88               997
      (Increase) decrease in other assets                                              (23)              261
      Decrease in accounts payable                                                    (609)           (2,150)
      Increase (decrease) in accrued compensation                                   11,793              (714)
      Increase (decrease) in advance billings on contracts                              41              (305)
      Increase in other current liabilities                                          1,334                14
      Increase in other long-term liabilities                                          360                 -
                                                                                ----------       -----------

Net cash used in operating activities                                               (6,178)           (7,391)
                                                                                ----------       -----------
Cash flows from investing activities:
  Additions to property and equipment                                               (1,846)             (556)
  Proceeds from sales of property and equipment                                         76                 4
                                                                                ----------       -----------

Net cash used in investing activities                                               (1,770)             (552)
                                                                                ----------       -----------
Cash flows from financing activities:
  Proceeds from long-term revolving debt, net                                        7,621             8,961
  Change in cash overdraft, net                                                       (263)           (2,274)
  Proceeds from Employee Stock Purchase Plan                                            33                48
  Proceeds from other stock plans                                                        5                10
                                                                                ----------       -----------

Net cash provided by financing activities                                            7,396             6,745
                                                                                ----------       -----------

Net cash from discontinued operations                                                    -              (414)
Effect of exchange rate changes on cash and temporary cash investments                (251)              (28)
                                                                                ----------       -----------

Net decrease in cash and temporary cash investments                                   (803)           (1,640)
Cash and temporary cash investments at beginning of quarter                          4,488             5,197
                                                                                ----------       -----------

Cash and temporary cash investments at end of quarter                           $    3,685       $     3,557
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

2.    BASIS OF PRESENTATION

      The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. Management believes that the information and disclosures provided herein are adequate to present fairly the consolidated financial position, results of operations and cash flows of the Company. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K and Form 10-K/A filed with the SEC.

3.    DISPOSITION OF OPERATIONS

      During the first quarter of 2004, the Company disposed of its Dutch operating subsidiary, CTG Nederland B.V., in a transaction in which the Company sold the subsidiary's stock and transferred the unit's business, staff, and lease and equipment obligations to the unit's management team. The effective date of the disposition was January 1, 2004, and the transaction has been treated as discontinued operations in these condensed consolidated financial statements. As part of the transaction, the Company retained the assets and liabilities related to the defined-benefit plan for its previous employees in The Netherlands. At the time of the disposition, the net assets of the plan totaled approximately $0.5 million. This unit had previously been included in the financial results of the Company's European operations.

      The loss from discontinued operations resulting from this divestiture totaled approximately $4.3 in the first quarter of 2004. The loss in the first quarter of 2004 included a loss on disposal of approximately $3.7 million, and approximately $0.5 million from a foreign currency adjustment which had previously been reported as a direct charge to shareholders' equity. The assets divested in this transaction totaled approximately $2.5 million, including $2.2 million of current assets (primarily accounts receivable of $1.6 million), and non-current assets of $0.3 million consisting of the net value of property and equipment. The liabilities divested in the transaction totaled approximately $0.9 million of current liabilities.

4.    NET INCOME (LOSS) PER SHARE

      Basic and diluted earnings (loss) per share for the quarters ended April 1, 2005 and April 2, 2004 is as follows:

                                                                        APRIL 1,         APRIL 2,
                                                                         2005              2004
                                                                       ---------        ----------
                                                                         (amounts in thousands,
     QUARTER ENDED                                                       except per share data)
Weighted-average number of shares outstanding during period               16,813            16,718
Common Stock equivalents -
     Incremental shares under stock option plans                             429               525
                                                                       ---------        ----------

Number of shares on which diluted earnings per share is based             17,242            17,243
                                                                       =========        ==========
Income from continuing operations                                      $     484        $      782
Loss from discontinued operations                                              -            (4,316)
                                                                       ---------        ----------
Net income (loss)                                                      $     484        $   (3,534)
                                                                       =========        ==========
Basic net income (loss) per share:
    Continuing operations                                              $    0.03        $     0.05
    Discontinued operations                                                    -             (0.26)
                                                                       ---------        ----------
          Total basic income (loss) per share                          $    0.03        $    (0.21)
                                                                       =========        ==========
Diluted net income (loss) per share:
    Continuing operations                                              $    0.03        $     0.05
    Discontinued operations                                                    -             (0.25)
                                                                       ---------        ----------
          Total diluted income (loss) per share                        $    0.03        $    (0.20)
                                                                       =========        ==========

      Options to purchase 2.4 million and 1.8 million shares of common stock were outstanding at April 1, 2005 and April 2, 2004, respectively, but were not included in the computation of diluted earnings (loss) per share as the options exercise price was greater than the average market price of the common shares.

5.    COMPREHENSIVE INCOME (LOSS)

      Accumulated other comprehensive loss totaled $(4,979,000) and $(4,594,000) at April 1, 2005 and December 31, 2004, respectively. Total comprehensive income
(loss) for the quarters ended April 1, 2005 and April 2, 2004 is as follows:

                                                                        APRIL 1,        APRIL 2,
                                                                          2005            2004
                                                                       ---------        ---------
   QUARTER ENDED                                                         (amounts in thousands)
Net income (loss)                                                      $     484        $  (3,534)
Foreign currency                                                            (362)             (38)
Foreign currency - disposition of Dutch operations                             -              531
Minimum pension liability                                                    (23)               -
                                                                       ---------        ---------

     Comprehensive income (loss)                                       $      99        $  (3,041)
                                                                       =========        =========

6.    INCOME TAXES

      The estimated effective tax rate (ETR) used to calculate the provision for income taxes from continuing operations was 31.4% in the first quarter of 2005 compared to 40.0% in the first quarter of 2004. The ETR is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The decrease in the rate in 2005 as compared to 2004 is primarily due to several items that created tax benefits in 2005 of approximately $67,000. One such item was related to a net increase of approximately $108,000 in the cash surrender value for company owned life insurance policies that had previously not been recorded which created a tax benefit of approximately $44,000. Without these items, the Company's ETR in 2005 would have approximated 41%.

7.    DEBT

      On April 20, 2005, the Company entered into a new revolving credit agreement (Agreement) which allows the Company to borrow up to $35 million. This new Agreement has a term of three years and expires in April 2008. Accordingly, the Company has recorded its outstanding indebtedness at April 1, 2005 of $12.3 million as long-term debt. The Agreement has interest rates ranging from 0 to 75 basis points over the prime rate and 150 to 225 basis points over Libor, and provides certain of the Company's assets as security for outstanding borrowings. The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions.

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

      Net periodic pension cost for the quarters ended April 1, 2005 and April 2, 2004 for the ESBP is as follows:

                                                      APRIL 1,          APRIL 2,
NET PERIODIC PENSION COST - ESBP                        2005             2004
                                                     ----------        ---------
(amounts in thousands)
Interest cost                                        $      128        $     144
Amortization of unrecognized net loss                        27               22
                                                     ----------        ---------
    Net periodic pension cost                        $      155        $     166
                                                     ==========        =========

      The ESBP is deemed to be unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts considered sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan in 2005 and future years to fund the ESBP.

      The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland B.V., in the first quarter of 2004. Benefits paid are a function of a percentage of career average pay. The Plan was curtailed for additional contributions in January 2003.

      Net periodic pension benefit for the quarters ended April 1, 2005 and April 2, 2004 for the NDBP is as follows:

                                                      APRIL 1,         APRIL 2,
NET PERIODIC PENSION BENEFIT - NDBP                     2005             2004
                                                     ----------        ---------
(amounts in thousands)
Interest cost                                        $       64        $      54
Expected return on plan assets                              (79)             (66)
                                                     ----------        ---------
    Net periodic pension benefit                     $      (15)       $     (12)
                                                     ==========        =========

      The Company does not anticipate making contributions to the NDBP in 2005 or future years as the NDBP is currently over-funded.

401(k) PROFIT-SHARING RETIREMENT PLAN

      The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. Company contributions, which are discretionary, consist of cash and may include the Company's stock, were funded and charged to operations in the amount of $0.5 million for both of the quarters ended April 1, 2005 and April 2, 2004.

OTHER RETIREMENT PLANS

      The Company maintains various other defined contribution retirement plans other than the NDBP discussed above, covering substantially all of the remaining European employees. Company contributions charged to operations were less than $0.1 million in each of the quarters ended April 1, 2005 and April 2, 2004.

OTHER POSTRETIREMENT BENEFITS

      The Company provides limited healthcare and life insurance benefits to one current and nine retired employees and their spouses, totaling 16 participants, pursuant to contractual agreements.

      Net periodic postretirement benefit cost for the quarters ended April 1, 2005 and April 2, 2004 is as follows:

                                                      APRIL 1,          APRIL 2,
NET PERIODIC POSTRETIREMENT BENEFIT COST                2005             2004
                                                     ----------        ---------
(amounts in thousands)
Interest cost                                        $        9        $       9
Amortization of transition amount                             7                7
                                                     ----------        ---------
         Net periodic postretirement benefit cost    $       16        $      16
                                                     ==========        =========

      No adjustments were made to the net periodic postretirement benefit cost indicated above due to Medicare reform as the amounts were deemed to be insignificant. The Company does not anticipate making contributions to fund the plan in 2005 or future years.

9.    STOCK-BASED EMPLOYEE COMPENSATION

      The Company accounts for its stock-based employee compensation plans in accordance with the provisions of FAS No. 123, "Accounting for Stock-Based Compensation," and FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which allows entities to continue to apply the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in the net income (loss) of the Company for the periods presented in these condensed consolidated financial statements, as all options granted by the Company had an exercise price that was equal to or greater than the underlying common stock at the date of grant.

      The following table details the effect on net income (loss) and basic and diluted net income (loss) per share as if the Company had adopted the fair value recognition provisions of FAS No. 123 as they apply to stock-based employee compensation:

                                                                 FOR THE QUARTER ENDED
                                                               APRIL 1,          APRIL 2,
                                                                 2005              2004
                                                              -----------       -----------
                                                      (amounts in thousands, except per share data)
Net income (loss), as reported                                $       484       $    (3,534)
Stock-based employee compensation
   expense as calculated under the fair
   value method for all awards, net of tax                           (299)             (281)
                                                              -----------       -----------
Pro forma net income (loss)                                   $       185       $    (3,815)
                                                              ===========       ===========
Basic net income (loss) per share:
   As reported                                                $      0.03       $     (0.21)
                                                              ===========       ===========
   Pro forma                                                  $      0.01       $     (0.23)
                                                              ===========       ===========
Diluted net income (loss) per share:
   As reported                                                $      0.03       $     (0.20)
                                                              ===========       ===========
   Pro forma                                                  $      0.01       $     (0.22)
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

10.   ACCOUNTING STANDARDS PRONOUNCEMENTS

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

      Currently, the Company accounts for its stock-based employee compensation plans as allowed under current guidance and does not record compensation cost in its statements of operations for stock-based compensation. This new standard is effective for the Company as of the beginning of its next fiscal year beginning after June 15, 2005 (January 1, 2006). The Company is currently in the process of evaluating the effect on its financial condition and results of operations of the adoption of this new standard.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE QUARTER ENDED APRIL 1, 2005

FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. The forward-looking statements contained in the report are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "might," "should," "will" and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry conditions, including fluctuations in demand for IT services, (ii) the availability to the Company of qualified professional staff, (iii) industry competition, (iv) rate and wage inflation or deflation, (v) risks associated with operating in foreign jurisdictions, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the IT solutions and staffing industry, taxes and the Company's operations in particular, (vii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (viii) consolidation among the Company's competitors or customers, and (ix) the risks described elsewhere herein and from time to time in the Company's reports to the Securities and Exchange Commission.

      Several important factors should be taken into consideration when reviewing the operational results. These include:

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

                                                                   APRIL 1,                 APRIL 2,
Quarter ended:                                                       2005                    2004
                                                           ---------------------      --------------------
Revenue                                                    100.0%      $  68,683      100.0%     $  61,447
Direct costs                                                76.0%         52,170       73.0%        44,853
Selling, general, and administrative expenses               22.7%         15,585       24.7%        15,163
                                                           -----       ---------      -----      ---------
Operating income                                             1.3%            928        2.3%         1,431
Interest and other expense, net                             (0.3)%          (222)      (0.2)%         (127)
                                                           -----       ---------      -----      ---------
Income from continuing operations before income taxes        1.0%            706        2.1%         1,304
Provision for income taxes                                   0.3%            222        0.8%           522
                                                           -----       ---------      -----      ---------
Income from continuing operations                            0.7%            484        1.3%           782
Loss from discontinued operations                              -               -       (7.1)%       (4,316)
                                                           -----       ---------      -----      ---------
Net income (loss)                                            0.7%      $     484       (5.8)%    $  (3,534)
                                                           =====       =========      =====      =========

      In the first quarter of 2005, the Company recorded revenue of $68.7 million, an increase of 11.8% compared to revenue of $61.4 million recorded in the first quarter of 2004. Revenue from the Company's North American operations totaled $55.9 million in the first quarter of 2005, an increase of 9.2% when compared to 2004 first quarter revenue of $51.2 million. Revenue from the Company's European operations in the first quarter of 2005 totaled $12.8 million, an increase of 25.5% when compared to 2004 revenue of $10.2 million. The European revenue represented 18.6% and 16.6% of 2005 and 2004 consolidated revenue, respectively. The Company's revenue includes reimbursable expenses billed to customers. These expenses totaled $2.5 million and $1.6 million in the first quarter of 2005 and 2004, respectively.

      In North America, the revenue increase in 2005 over 2004 is primarily the result of adding approximately 700 billable staff in total during the first quarter of 2005, which included significantly expanding a staffing client relationship. This increase in staff represented a 34% increase in headcount in North America when compared to the first quarter of 2004. The Company anticipates that revenue in North America will continue to increase in the second quarter of 2005 as the staff added during the first quarter of 2005 were added gradually throughout the period and did not have a full quarter's impact on revenue.

      The significant increase in revenue in the Company's European operations was primarily due to the addition of a large health care project in the United Kingdom that did not exist in the first quarter of 2004. Additionally, the increase in year-over-year revenue was in part due to the strength of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the function currency is the British pound. Had there been no change in these exchange rates from 2004 to 2005, total European revenue would have been approximately $0.5 million lower, or $12.3 million as compared to the $12.8 million reported.

      In December 2004, the Company signed a contract with International Business Machines (IBM) for one year as one of IBM's national technical service providers for the United States. In the first quarter of 2005, IBM was the Company's largest customer, accounting for $21.8 million or 31.7% of total revenue as compared to $14.2 million or 23.1% of first quarter 2004 revenue. A significant portion of the additional staff added in the first quarter in North America was with IBM. The Company expects to continue to derive a significant portion of its revenue from IBM in the remainder of 2005 and in future years. While a decline in revenue from IBM would have a negative effect on the Company's revenue and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the diversity of the projects performed for IBM and the number of locations and divisions involved. No other customer accounted for more than 10% of the Company's revenue in the first quarter of 2005 or 2004.

      Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 76.0% of revenue in the first quarter of 2005 as compared to 73.0% of 2004 revenue. The increase in direct costs as a percentage of revenue in 2005 as compared to 2004 is primarily due to a significant increase in the Company's staffing business, which generally yields lower direct profit margins.

      Selling, general and administrative (SG&A) expenses were 22.7% of revenue in the first quarter of 2005 as compared to 24.7% of revenue in the first quarter of 2004 revenue. The decrease in SG&A expense as a percentage of revenue is due to the significant increase in headcount during the quarter which increased revenue nearly 12% year-over-year, offset by a modest increase in SG&A expense from 2004 to 2005. The increase in SG&A in 2005 as compared to 2004 was primarily due to additional recruiting costs incurred of approximately $0.7 million to respond to an increase in demand for the Company's services and additional audit fees of approximately $0.3 million related to the Company's compliance with section 404 of the Sarbanes Oxley Act of 2002. These increases in expenses were partially offset by an increase in cash surrender value of approximately $0.1 million for company owned life insurance policies that had previously not been recorded as well as the Company's continued efforts to control and reduce its SG&A costs.

      Operating income was 1.3% of revenue in the first quarter of 2005 as compared to 2.3% of revenue in the first quarter of 2004. Operating income from North American operations was $0.1 million and $1.3 million in the first quarter of 2005 and 2004, respectively, while European operations recorded operating income of $0.8 million and $0.1 million in the first quarter of 2005 and 2004, respectively.

      Interest and other expense, net was (0.3) % of revenue in the first quarter of 2005 and (0.2) % in the first quarter of 2004. The increase as a percentage of revenue from 2004 to 2005 is primarily due to an increase in the average outstanding debt during 2005 as the Company utilized its revolving line of credit to fund higher accounts receivable during the quarter, as well as higher interest rates in 2005.

      The estimated effective tax rate (ETR) used to calculate the provision for income taxes from continuing operations was 31.4% in the first quarter of 2005 compared to 40.0% in the first quarter of 2004. The ETR is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The decrease in the rate in 2005 as compared to 2004 is primarily due to several items that created tax benefits in 2005 of approximately $67,000. One such item was related to a net increase of approximately $108,000 in the cash surrender value for company owned life insurance policies that had previously not been recorded which created a tax benefit of approximately $44,000. Without these items, the Company's ETR in 2005 would have approximated 41%.

      Net income from continuing operations for the first quarter of 2005 was 0.7% of revenue or $0.03 per diluted share, compared to net income from continuing operations of 1.3% of revenue or $0.05 per diluted share in 2004. Diluted earnings per share were calculated using 17.2 million equivalent shares outstanding in both 2005 and 2004, respectively.

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's most critical accounting policies are those related to goodwill valuation and income taxes.

      Goodwill Valuation - The goodwill balance of $35.7 million relates to the Company's North American operations and is evaluated annually or more frequently if facts and circumstances indicate impairment may exist. This evaluation, as applicable, is based on estimates and assumptions that may analyze the appraised value of similar transactions from which the goodwill arose, the appraised value of similar companies, or estimates of future discounted cash flows. The estimates and assumptions on which the Company's evaluations are based necessarily involve judgments and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events.

      As of January 1, 2005 with the assistance of an outside third party valuation expert, and as of January 1, 2004, the Company completed its annual valuation of the business unit to which the Company's goodwill relates. This valuation indicated that the estimated fair value of the business unit exceeded the carrying value of this unit in each period. Additionally, there are no facts or circumstances that arose during 2005 or 2004 that led management to believe the goodwill was impaired. Accordingly, the Company believes no additional impairment was required to be recorded in its consolidated financial results. Changes in business conditions which could impact future valuations however, could lead to additional impairment charges.

      Income Taxes - Deferred Tax Assets and Valuation Allowances - At April 1, 2005, the Company had a total of approximately $6.1 million of current and non-current net deferred tax assets recorded on its balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable operating income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

      At April 1, 2005, the Company has a deferred tax asset before the valuation allowance resulting from net operating losses. This includes net operating losses in various states totaling approximately $0.4 million, in The Netherlands of approximately $3.6 million, and approximately $0.8 million in various other countries where it does business. Management of the Company has analyzed each jurisdiction's tax position, including forecasting potential operating profits in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of the deferred tax asset totaling $4.8 million will be realized at any point in the future. Accordingly, at April 1, 2005, the Company has offset a portion of the asset with a valuation allowance totaling $3.9 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.9 million.

      There was no change in the valuation allowance during the first quarter of 2005. The deferred assets and their potential realizability are evaluated each quarter to determine if any additional portion of the valuation allowance should be reversed. Any additional change of this valuation allowance in the future will result in a change of the Company's effective tax rate. An additional 1% decrease in the ETR would have equaled approximately $7,000 of additional net income during the first quarter of 2005.

FINANCIAL CONDITION AND LIQUIDITY

      Cash provided by operating activities was $(6.2) million in the first quarter of 2005. Net income from continuing operations totaled $0.5 million, while other non-cash adjustments, primarily consisting of depreciation expense and deferred taxes totaled $0.9 million. Accounts receivable increased by $20.4 million as compared to December 31, 2004 primarily due to the timing of billings for the additional staff added during the quarter and the collection of the outstanding balances for those billings which was primarily after the end of the first quarter of 2005. The timing of the collection of these new billings resulted in an increase in days sales outstanding to 88 days from 72 days at December 31, 2004. Accounts payable decreased $0.6 million, and other current liabilities increased $1.3 million primarily due to the timing of certain payments near quarter-end. Accrued compensation increased $11.8 million due to the timing of the U.S. bi-weekly payroll, the addition of 700 new employees in North America during the first quarter of 2005, and additional amounts due to sub-tier firms.

      Investing activities used $(1.8) million in the first quarter of 2005, which primarily represented the additions to property and equipment. The Company has no significant commitments for capital expenditures at April 1, 2005.

      Financing activities provided $7.4 million of cash in the first quarter of 2005. On April 20, 2005, the Company entered into a new revolving credit agreement (Agreement) which allows the Company to borrow up to $35 million. This new Agreement has a term of three years and expires in April 2008. Accordingly, the Company has recorded its outstanding indebtedness at April 1, 2005 of $12.3 million as long-term debt. The Agreement has interest rates ranging from 0 to 75 basis points over the prime rate and 150 to 225 basis points over Libor, and provides certain of the Company's assets as security for outstanding borrowings. The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions.

      At April 1, 2005, the Company had a total of $12.3 million outstanding under its previous revolving credit agreement. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. Daily average borrowings under the Company's previous agreement for the first quarter of 2005 were $11.1 million.

      The Company is authorized to repurchase a total of 3.4 million shares of its common stock for treasury and the Company's stock trusts. At April 1, 2005, approximately 3.2 million shares have been repurchased under the authorizations, leaving 0.2 million shares authorized for future purchases. No share purchases were made in 2005.

      At April 1, 2005, consolidated shareholders' equity totaled $56.6 million, which is an increase of $0.1 million from December 31, 2004. The increase is primarily due net income in the quarter of $0.5 million, offset by a foreign currency adjustment of $0.4 million.

      The Company believes existing internally available funds, cash potentially generated from operations, and available borrowings under the Company's previous revolving line of credit totaling approximately $32.5 million at April 1, 2005, will be sufficient to meet foreseeable working capital, capital expenditure, and possible stock repurchases, and to allow for future internal growth and expansion.

OFF-BALANCE SHEET ARRANGEMENTS

      The Company did not have off-balance sheet arrangements or transactions in either 2005 or 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At April 1, 2005, there was a total of $12.3 million outstanding under the Company's previous revolving credit agreement. On April 20, 2005, the Company entered into a new revolving credit agreement (Agreement) which allows the Company to borrow up to $35 million. This new Agreement has a term of three years and expires in April 2008. The Agreement has interest rates ranging from 0 to 75 basis points over the prime rate and 150 to 225 basis points over Libor, and provides certain of the Company's assets as security for outstanding borrowings. Daily average borrowings for the first quarter of 2005 were $11.1 million. Accordingly, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $111,000.

      For the first quarter of 2005 as compared to the first quarter of 2004, there was a strengthening of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. If there had been no change in these foreign currency exchange rates from the first quarter of 2004 to 2005, European revenues for the first quarter of 2005 would have been $0.5 million lower than the $12.8 million reported. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The Company's management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this periodic report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this periodic report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      As of December 31, 2004, management identified a material weakness in internal control over financial reporting associated with the Company's calculation of its incurred but not reported claims related to its self-insured medical insurance programs. Specifically, the Company's policies and procedures associated with the calculation of these incurred but not reported claims did not include an evaluation of the underlying assumptions used to estimate future claims liabilities to reflect recent claims development experience. This deficiency resulted in a material understatement of the Company's recorded medical self-insurance reserves. This error in accounting was corrected prior to issuance of the Company's 2004 financial statements.

      Also as of December 31, 2004, management identified a material weakness in internal control over financial reporting associated with the Company's accounting for income taxes. Specifically, the Company did not have effective management oversight and review controls to ensure that the Company's income tax accounting was consistent with generally accepted accounting principles. This control deficiency resulted in errors in the Company's accounting for both current and deferred income tax amounts and related disclosures, which were corrected prior to issuance of the Company's 2004 financial statements.

      We continue to review, revise and improve the effectiveness of the Company's internal controls including the additional controls implemented relating to the Company's medical costs including the estimation of medical self-insurance reserves, and strengthening the Company's income tax review control procedures. We have made no other significant changes in the Company's internal controls over financial reporting in connection with the Company's first quarter 2005 evaluation that would materially affect, or are reasonably likely to materially affect the Company's internal controls over financial reporting. Based upon an evaluation completed as of the end of the period covered by this quarterly report with the SEC, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering and disclosing information as required for reports filed under the Securities and Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS

Exhibit  Description                                                                    Page
-------  -----------                                                                    ----
31.(a)   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002         17

31.(b)   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002         18

32.      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002         19

                                 * * * * * * *

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COMPUTER TASK GROUP, INCORPORATED

                                          By:  /s/ Gregory M. Dearlove
                                               -----------------------
                                               Gregory M. Dearlove
                                               Principal Accounting and
                                               Financial Officer

                                               Title:  Senior Vice President and
                                                       Chief Financial Officer

Date: May 11, 2005