Form 10-Q
period 2005-07-01
COMPUTER TASK GROUP INC
filed 2005-08-10
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 2005

                          Commission file number 1-9410

                        COMPUTER TASK GROUP, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               New York                                   16-0912632
--------------------------------------------  ----------------------------------
        (State of incorporation)              (IRS Employer Identification No.)

   800 Delaware Avenue, Buffalo, New York                    14209
--------------------------------------------  ----------------------------------
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

Number of shares of common stock outstanding:

                              Shares outstanding
   Title of each class        at August 5, 2005
-----------------------       ------------------
Common stock, par value
   $.01 per share                 20,780,034

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                         FOR THE TWO
                                                         FOR THE QUARTER ENDED          QUARTERS ENDED
                                                         JULY 1,       JULY 2,       JULY 1,       JULY 2,
                                                           2005         2004          2005          2004
                                                        ---------     ---------     ---------     ---------
                                                           (amounts in thousands, except per share data)
Revenue                                                 $  72,910     $  59,047     $ 141,593     $ 120,494
Direct costs                                               56,505        43,196       108,675        88,049
Selling, general and administrative expenses               15,247        15,033        30,832        30,196
                                                        ---------     ---------     ---------     ---------
Operating income                                            1,158           818         2,086         2,249
Interest and other income                                       3            14            24            57
Interest and other expense                                   (375)         (199)         (618)         (369)
                                                        ---------     ---------     ---------     ---------
Income from continuing operations before
     income taxes                                             786           633         1,492         1,937
Provision (benefit) for income taxes                          163           (34)          385           488
                                                        ---------     ---------     ---------     ---------
Income from continuing operations                             623           667         1,107         1,449
Loss from discontinued operations (including loss on
     disposal of $3.8 million in 2004)                          -           (62)            -        (4,378)
                                                        ---------     ---------     ---------     ---------
Net income (loss)                                       $     623     $     605     $   1,107     $  (2,929)
                                                        =========     =========     =========     =========

Basic net income (loss) per share:
    Continuing operations                               $    0.04     $    0.04     $    0.07     $    0.09
    Discontinued operations                                     -          0.00             -         (0.27)
                                                        ---------     ---------     ---------     ---------
        Basic net income (loss) per share               $    0.04     $    0.04     $    0.07     $   (0.18)
                                                        =========     =========     =========     =========

Diluted net income (loss) per share:
    Continuing operations                               $    0.04     $    0.04     $    0.06     $    0.08
    Discontinued operations                                     -          0.00             -         (0.25)
                                                        ---------     ---------     ---------     ---------
        Diluted net income (loss) per share             $    0.04     $    0.04     $    0.06     $   (0.17)
                                                        =========     =========     =========     =========

Weighted average shares outstanding:
    Basic                                                  16,801        16,744        16,807        16,731
    Diluted                                                17,029        17,235        17,136        17,239

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                       JULY 1,      DECEMBER 31,
                                                                                        2005            2004
                                                                                      ---------     ------------
                                                                                       (amounts in thousands)
ASSETS

Current Assets:
     Cash and temporary cash investments                                              $   2,686     $      4,488
     Accounts receivable, net of allowances of $1,286,000 and $1,327,000
            in 2005 and 2004, respectively                                               65,069           46,771
     Prepaids and other                                                                   2,239            2,103
     Income taxes receivable                                                                306              113
     Deferred income taxes                                                                1,877            2,020
                                                                                      ---------     ------------
            Total current assets                                                         72,177           55,495

Property and equipment, net of accumulated depreciation of $24,854,000
            and $24,618,000 in 2005 and 2004, respectively                                6,724            6,075
Goodwill                                                                                 35,678           35,678
Deferred income taxes                                                                     4,009            4,249
Other assets                                                                              1,931            1,846
                                                                                      ---------     ------------
            Total assets                                                              $ 120,519     $    103,343
                                                                                      =========     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                 $   8,034     $      9,263
     Accrued compensation                                                                20,905           16,831
     Advance billings on contracts                                                        1,514            1,922
     Other current liabilities                                                            5,498            5,287
     Current portion of long-term debt                                                        -            4,650
                                                                                      ---------     ------------
            Total current liabilities                                                    35,951           37,953

Long-term debt                                                                           18,800                -
Deferred compensation benefits                                                            8,591            8,570
Other long-term liabilities                                                                 699              336
                                                                                      ---------     ------------
            Total liabilities                                                            64,041           46,859

Shareholders' Equity:
     Common stock, par value $.01 per share, 150,000,000
        shares authorized; 27,017,824 shares issued                                         270              270
     Capital in excess of par value                                                     111,265          111,272
     Retained earnings                                                                   40,104           38,997
     Less:  Treasury stock of 6,233,390 and 6,148,990 shares at cost, respectively      (31,711)         (31,416)
            Stock Trusts of 4,037,493 and 4,057,857 shares at cost, respectively        (57,958)         (58,045)
     Accumulated other comprehensive loss:
        Foreign currency adjustment                                                      (4,080)          (3,205)
        Minimum pension liability adjustment                                             (1,412)          (1,389)
                                                                                      ---------     ------------
            Accumulated other comprehensive loss                                         (5,492)          (4,594)
                                                                                      ---------     ------------
            Total shareholders' equity                                                   56,478           56,484
                                                                                      ---------     ------------
            Total liabilities and shareholders' equity                                $ 120,519     $    103,343
                                                                                      =========     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            TWO QUARTERS ENDED
                                                                           JULY 1,      JULY 2,
                                                                            2005         2004
                                                                          --------     ---------
                                                                          (amounts in thousands)
Cash flows from operating activities:
  Net income (loss)                                                       $  1,107     $  (2,929)
  Loss from discontinued operations                                              -        (4,378)
                                                                          --------     ---------
  Income from continuing operations                                          1,107         1,449
  Adjustments:
    Depreciation expense                                                     1,377         1,410
    Deferred income taxes                                                      311          (577)
    Tax benefit on stock option exercises                                        1            16
    Loss on sales of property and equipment                                     13            29
    Deferred compensation                                                       (2)          (27)
    Changes in assets and liabilities:
      Increase in accounts receivable                                      (19,459)       (4,171)
      Increase in prepaids and other                                          (199)       (1,041)
      Decrease in income taxes                                                 215         2,595
      Decrease in other assets                                                 317           208
      Decrease in accounts payable                                            (500)       (2,446)
      Increase (decrease) in accrued compensation                            4,559        (2,745)
      Decrease in advance billings on contracts                               (407)         (159)
      Increase (decrease) in other current liabilities                         417          (285)
      Increase (decrease) in other long-term liabilities                        27           (60)
                                                                          --------     ---------

Net cash used in operating activities                                      (12,223)       (5,804)
                                                                          --------     ---------
Cash flows from investing activities:
  Additions to property and equipment                                       (2,206)       (1,034)
  Proceeds from sales of property and equipment                                 79             7
                                                                          --------     ---------

Net cash used in investing activities                                       (2,127)       (1,027)
                                                                          --------     ---------

Cash flows from financing activities:
  Proceeds from long-term revolving debt, net                               14,150         6,649
  Change in cash overdraft, net                                               (427)         (206)
  Purchase of stock for treasury                                              (295)            -
  Debt issuance costs                                                         (481)            -
  Proceeds from Employee Stock Purchase Plan                                    74            90
  Proceeds from other stock plans                                                5            96
                                                                          --------     ---------

Net cash provided by financing activities                                   13,026         6,629
                                                                          --------     ---------

Net cash from discontinued operations                                            -        (1,971)
Effect of exchange rate changes on cash and temporary cash investments        (478)          (95)
                                                                          --------     ---------

Net decrease in cash and temporary cash investments                         (1,802)       (2,268)
Cash and temporary cash investments at beginning of year                     4,488         5,197
                                                                          --------     ---------

Cash and temporary cash investments at end of quarter                     $  2,686     $   2,929
                                                                          ========     =========

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

      The loss from discontinued operations resulting from this divestiture totaled approximately $4.4 through the first two quarters of 2004, with approximately $4.3 million of that loss incurred in the first quarter of 2004. The loss in the first two quarters of 2004 included a loss on disposal of approximately $3.8 million, and approximately $0.5 million from a foreign currency adjustment which had previously been reported as a direct charge to shareholders' equity. The assets divested in this transaction totaled approximately $2.5 million, including $2.2 million of current assets (primarily accounts receivable of $1.6 million), and non-current assets of $0.3 million consisting of the net value of property and equipment. The liabilities divested in the transaction totaled approximately $0.9 million of current liabilities.

4.    NET INCOME (LOSS) PER SHARE

Basic and diluted earnings (loss) per share information is as follows:

                                                                              FOR THE TWO
                                                 FOR THE QUARTER ENDED       QUARTERS ENDED
                                                 JULY 1,      JULY 2,      JULY 1,     JULY 2,
                                                  2005         2004         2005         2004
                                                 -------    ----------     -------    ----------
                                                  (amounts in thousands, except per share data)
Weighted-average number of shares outstanding
  during period                                   16,801        16,744      16,807        16,731
Common Stock equivalents - Incremental
  shares under stock option plans                    228           491         329           508
                                                 -------    ----------     -------    ----------
Number of shares on which diluted earnings
  per share is based                              17,029        17,235      17,136        17,239
                                                 =======    ==========     =======    ==========

Income from continuing operations                $   623    $      667     $ 1,107    $    1,449
Loss from discontinued operations                      -           (62)          -        (4,378)
                                                 -------    ----------     -------    ----------
Net income (loss)                                $   623    $      605     $ 1,107    $   (2,929)
                                                 =======    ==========     =======    ==========

Basic net income (loss) per share:
   Continuing operations                         $  0.04    $     0.04     $  0.07    $     0.09
   Discontinued operations                             -          0.00           -         (0.27)
                                                 -------    ----------     -------    ----------
      Total basic income (loss) per share        $  0.04    $     0.04     $  0.07    $    (0.18)
                                                 =======    ==========     =======    ==========

Diluted net income (loss) per share:
   Continuing operations                         $  0.04    $     0.04     $  0.06    $     0.08
   Discontinued operations                             -          0.00           -         (0.25)
                                                 -------    ----------     -------    ----------
      Total diluted income (loss) per share      $  0.04    $     0.04     $  0.06    $    (0.17)
                                                 =======    ==========     =======    ==========

      Options to purchase 2.3 million and 1.7 million shares of common stock were outstanding at July 1, 2005 and July 2, 2004, respectively, but were not included in the computation of diluted earnings (loss) per share as the options exercise price was greater than the average market price of the common shares.

5.    COMPREHENSIVE INCOME (LOSS)

      Accumulated other comprehensive loss totaled $(5,492,000) and $(4,594,000) at July 1, 2005 and December 31, 2004, respectively. Total comprehensive income
(loss) information is as follows:

                                                                                  FOR THE TWO
                                                      FOR THE QUARTER ENDED      QUARTERS ENDED
                                                      JULY 1,      JULY 2,    JULY 1,     JULY 2,
                                                       2005         2004        2005       2004
                                                      -------     ---------   -------     -------
                                                                 (amounts in thousands)
Net income (loss)                                     $   623     $     605   $ 1,107     $(2,929)
Foreign currency                                         (513)          (48)     (875)        (87)
Foreign currency - disposition of Dutch operations          -             -         -         532
Minimum pension liability                                   -             -       (23)          -
                                                      -------     ---------   -------     -------
   Comprehensive income (loss)                        $   110     $     557   $   209     $(2,484)
                                                      =======     =========   =======     =======

6.    INCOME TAXES

      The estimated effective tax rate (ETR) used to calculate the provision for income taxes from continuing operations was 25.8% in 2005. The ETR is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The ETR rate in 2005 was reduced primarily due to several items that created tax benefits in the first and second quarter of 2005 totaling approximately $234,000. One item in the first quarter of 2005 was related to a net increase of approximately $108,000 in the cash surrender value for company owned life insurance policies that had not previously been recorded, and which created a tax benefit of approximately $44,000. Additionally, in the second quarter of 2005 the Company released $167,000 from its tax reserves, primarily due to a change in judgment and settlement of open items. Without these items, the Company's ETR in 2005 would be approximately 41.5%.

      During the quarter ended July 1, 2005, the Company changed its method of accounting for reporting changes in liabilities in interim periods resulting from changes in judgments or settlements of tax exposure items. The Company had previously accounted for such changes in judgments or settlements as adjustments to the estimated annual ETR. However, effective for the second quarter of 2005 the Company has now changed its method of accounting for such changes in judgments or settlements so that they are recorded as discrete items in the interim period in which the change occurs. This newly adopted accounting method is preferable as it more appropriately reflects the impact of the change on the Company's consolidated operations and financial position at the time of the change. As a result of the change in method of accounting, income tax expense was reduced in total by $114,000, or less than $0.01 per diluted share in both the second quarter of 2005 and the year-to-date period ended July 1, 2005. If the Company had implemented the discrete method of accounting for changes in tax exposure items during the quarter ended July 2, 2004, income tax expense would have been reduced in total by $272,000, or less than $0.02 per diluted share in both the second quarter of 2004 and the year-to-date period ended July 2, 2004.

7.    DEBT

      On April 20, 2005, the Company entered into a new revolving credit agreement (Agreement) which allows the Company to borrow up to $35 million. This new Agreement has a term of three years and expires in April 2008. Accordingly, the Company has recorded its outstanding indebtedness at July 1, 2005 of $18.8 million as long-term debt. The Agreement has interest rates ranging from 0 to 75 basis points over the prime rate and 150 to 225 basis points over Libor, and provides certain of the Company's assets as security for outstanding borrowings. The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions. At July 1, 2005, the Company was in compliance with these covenants.

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

      Net periodic pension cost for the ESBP is as follows:

                                                                                        FOR THE TWO
                                                       FOR THE QUARTER ENDED          QUARTERS ENDED
                                                      JULY 1,       JULY 2,       JULY 1,       JULY 2,
NET PERIODIC PENSION COST - ESBP                        2005          2004          2005          2004
                                                     ---------     ---------     ---------     ---------
                                                                    (amounts in thousands)
Interest cost                                        $     128     $     129     $     256     $     273
Amortization of unrecognized net loss                       27            22            54            44
                                                     ---------     ---------     ---------     ---------
    Net periodic pension cost                        $     155     $     151     $     310     $     317
                                                     =========     =========     =========     =========

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

      Net periodic pension benefit for the NDBP is as follows:

                                                                                      FOR THE TWO
                                                      FOR THE QUARTER ENDED          QUARTERS ENDED
                                                      JULY 1,       JULY 2,       JULY 1,       JULY 2,
NET PERIODIC PENSION COST (BENEFIT) - NDBP              2005          2004          2005         2004
                                                     ---------     ---------     ---------     ---------
                                                                    (amounts in thousands)
Interest cost                                        $      62     $      55     $     126     $     109
Expected return on plan assets                             (78)          (67)         (157)         (133)
                                                     ---------     ---------     ---------     ---------
    Net periodic pension benefit                     $     (16)    $     (12)    $     (31)    $     (24)
                                                     ==========    =========     ==========    =========

      The Company does not anticipate making contributions to the NDBP in 2005 or future years as the NDBP is currently over-funded.

401(K) PROFIT-SHARING RETIREMENT PLAN

      The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. Company contributions, which are discretionary, consist of cash and may include the Company's stock, were funded and charged to operations in the amount of $0.5 million and $0.4 million for the quarters ended July 1, 2005 and July 2, 2004, respectively. The Company's contributions for the two quarters ended July 1, 2005 and July 2, 2004 was $1.0 million and $0.9 million, respectively.

OTHER RETIREMENT PLANS

      The Company maintains various other defined contribution retirement plans other than the NDBP discussed above, covering substantially all of the remaining European employees. Company contributions charged to operations were less than $0.1 million in each of the quarters ended July 1, 2005 and July 2, 2004, and $0.1 million in each of the two quarters ended July 1, 2005 and July 2, 2004.

OTHER POSTRETIREMENT BENEFITS

      The Company provides limited healthcare and life insurance benefits to one current and nine retired employees and their spouses, totaling 16 participants, pursuant to contractual agreements.

      Net periodic postretirement benefit cost is as follows:

                                                                                       FOR THE TWO
                                                       FOR THE QUARTER ENDED          QUARTERS ENDED
                                                      JULY 1,       JULY 2,       JULY 1,       JULY 2,
NET PERIODIC POSTRETIREMENT BENEFIT COST                2005          2004          2005         2004
                                                     ---------     ---------     ---------     ---------
                                                                    (amounts in thousands)
Interest cost                                        $       9     $       9     $      18     $      18
Amortization of transition amount                            7             7            14            12
                                                     ---------     ---------     ---------     ---------
    Net periodic postretirement benefit cost         $      16     $      16     $      32     $      30
                                                     =========     =========     =========     =========

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

      The following table details the effect on net income (loss) and basic and diluted net income (loss) per share as if the Company had adopted the fair value recognition provisions of FAS No. 123 as they apply to stock-based employee compensation:

                                                                                FOR THE TWO
                                                FOR THE QUARTER ENDED          QUARTERS ENDED
                                               JULY 1,       JULY 2,       JULY 1,       JULY 2,
                                                 2005          2004          2005          2004
                                              ----------    ----------    ----------    ----------
                                                 (amounts in thousands, except per share data)
Net income (loss), as reported                $      623    $      605    $    1,107    $   (2,929)
Stock-based employee compensation
   expense as calculated under the fair
   value method for all awards, net of tax          (289)         (265)         (589)         (546)
                                              ----------    ----------    ----------    ----------
Pro forma net income (loss)                   $      334    $      340    $      518    $   (3,475)
                                              ==========    ==========    ==========    ==========
Basic net income (loss) per share:
   As reported                                $     0.04    $     0.04    $     0.07    $    (0.18)
                                              ==========    ==========    ==========    ==========
   Pro forma                                  $     0.02    $     0.02    $     0.03    $    (0.21)
                                              ==========    ==========    ==========    ==========
Diluted net income (loss) per share:
   As reported                                $     0.04    $     0.04    $     0.06    $    (0.17)
                                              ==========    ==========    ==========    ==========
   Pro forma                                  $     0.02    $     0.02    $     0.03    $    (0.20)
                                              ==========    ==========    ==========    ==========

      Pro forma amounts for compensation cost may not be indicative of the effects on earnings for future quarters. The Company's pro forma amounts of compensation expense, net of tax, are calculated using the straight-line method of calculating expense for the pro rata vesting that occurs for the Company's outstanding stock options.

10.   TREASURY STOCK

      During the second quarter of 2005, the Company authorized an additional buyback of 1.0 million shares, bringing the total authorizations to repurchase shares of its common stock for treasury and the Company's stock trusts to 2.4 million shares. During the second quarter of 2005, the Company used $0.3 million to purchase approximately 0.1 million shares of its stock for treasury. At July 1, 2005, approximately 1.3 million shares have been repurchased in total under the authorizations, leaving 1.1 million shares authorized for future purchases.

11.   ACCOUNTING STANDARDS PRONOUNCEMENTS

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

      In May 2005, the FASB issued FAS No. 154, "Accounting Changes and Corrections of Errors." This FAS replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This new FAS changes the requirements for the accounting for and reporting of a change in accounting principle, as well as carrying forward some of the guidance in the previous statements. This new standard is effective for the Company for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company is currently in the process of evaluating the effect on its financial condition and results of operations of the adoption of this new standard.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE QUARTER AND TWO QUARTERS ENDED JULY 1, 2005

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

      Several important factors should be taken into consideration when reviewing the operational results. These include:

THE ANTICIPATED DEMAND FOR INFORMATION TECHNOLOGY (IT) SERVICES

      There was a steady decline in demand in the technology services sector from the second half of 1999 through 2003 as a recession in the technology industry negatively affected spending for information technology services. The Company believes that staffing demand began to increase in 2004, and has returned to more normalized levels for the first time in five years. However, declines in spending for IT services in 2005 and in future years may again adversely affect the Company's operating results in the future as it has in the past.

THE AVAILABILITY OF QUALIFIED PROFESSIONAL STAFF

      The Company currently actively competes with other IT services providers for qualified professional staff. The availability or lack thereof of qualified professional staff may affect the Company's ability to provide services and meet the needs of its customers in the future. An inability to fulfill customer requirements due to a lack of available qualified staff may adversely impact the operations of the Company in the future.

RATE AND WAGE INFLATION OR DEFLATION

      While the rates at which the Company billed its customers for its services has somewhat stabilized, there had been a general decline in these rates over recent years as a result of the technology recession mentioned above. The Company has experienced several reductions in the rates for which it bills for services for one significant customer in the past several years. Additionally, the Company actively competes against many other companies for business with new and existing clients. Competitive pressures may lead to a further decline in the rates that the Company bills its customers for its services, which may adversely effect the Company's operating results in the future.

SIGNIFICANT CUSTOMER RELATIONSHIP

In the second quarter of 2005, International Business Machines (IBM) was the Company's largest customer, accounting for $26.9 million or 36.8% of total consolidated revenue. During 2005, the Company signed an addendum to the Technical Services Agreement it has with IBM making it a predominant supplier to IBM's Systems and Technology Group. This addendum has an expiration date of December 31, 2007. The Company expects to continue to derive a significant portion of its revenue from IBM in the remainder of 2005 and in future years. However, a decline or the loss of the revenue from IBM would have a significant negative effect on the Company's revenue and profits. No other customer accounted for more than 10% of the Company's revenue in either the second quarter or year-to-date period in 2005 or 2004.

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

                                                                      FOR THE QUARTER ENDED
                                                                  JULY 1,                JULY 2,
                                                                    2005                   2004
                                                           -------------------     -------------------
Revenue                                                     100.0%    $ 72,910     100.0%     $ 59,047
Direct costs                                                 77.5%      56,505      73.2%       43,196
Selling, general, and administrative expenses                20.9%      15,247      25.4%       15,033
                                                           ------     --------     -----      --------
Operating income                                              1.6%       1,158       1.4%          818
Interest and other expense, net                              (0.5)%       (372)     (0.3)%        (185)
                                                           ------     --------     -----      --------
Income from continuing operations before income taxes         1.1%         786       1.1%          633
Provision (benefit) for income taxes                          0.2%         163       0.0%          (34)
                                                           ------     --------     -----      --------
Income from continuing operations                             0.9%         623       1.1%          667
Loss from discontinued operations                               -            -      (0.1)%         (62)
                                                           ------     --------     -----      --------
Net income                                                  0.9 %     $    623       1.0%     $    605
                                                           ======     ========     =====      ========

                                                              FOR THE TWO QUARTERS ENDED
                                                             JULY 1,          JULY 2,
                                                              2005              2004
                                                       ------------------  ------------------
Revenue                                                100.0%   $ 141,593  100.0%   $ 120,494
Direct costs                                            76.8%     108,675   73.1%      88,049
Selling, general, and administrative expenses           21.7%      30,832   25.0%      30,196
                                                       -----    ---------  -----    ---------
Operating income                                         1.5%       2,086    1.9%       2,249
Interest and other expense, net                         (0.4)%       (594)  (0.3)%       (312)
                                                       -----    ---------  -----    ---------
Income from continuing operations before income taxes    1.1%       1,492    1.6%       1,937
Provision for income taxes                               0.3%         385    0.4%         488
                                                       -----    ---------  -----    ---------
Income from continuing operations                        0.8%       1,107    1.2%       1,449
Loss from discontinued operations                          -            -   (3.6)%     (4,378)
                                                       -----    ---------  -----    ---------
Net income (loss)                                        0.8%   $   1,107   (2.4)%  $  (2,929)
                                                       =====    =========  =====    =========

      In the second quarter of 2005, the Company recorded revenue of $72.9 million, an increase of 23.5% compared to revenue of $59.0 million recorded in the second quarter of 2004. Revenue from the Company's North American operations totaled $61.1 million in the second quarter of 2005, an increase of 25.5% when compared to 2004 second quarter revenue of $48.7 million. Revenue from the Company's European operations in the second quarter of 2005 totaled $11.8 million, an increase of 14.6% when compared to 2004 revenue of $10.3 million. The European revenue represented 16.2% and 17.5% of 2005 and 2004 consolidated revenue, respectively. The Company's revenue includes reimbursable expenses billed to customers. These expenses totaled $2.2 million and $2.1 million in the second quarter of 2005 and 2004, respectively.

      For the first half of 2005, the Company recorded revenue of $141.6 million, an increase of 17.5% compared to revenue of $120.5 recorded in the first half of 2004. Revenues from the Company's North American operations totaled $116.9 million in the 2005 year-to-date period, as compared to $100.0 million in the comparable 2004 period. The Company's European operations accounted for $24.7 million or 17.4% of year-to-date 2005 consolidated revenue, as compared to $20.5 million or 17.0% in the comparable 2004 period. Reimbursable expenses billed to customers totaled $4.6 million and $3.7 million in the year-to-date periods in 2005 and 2004, respectively.

      In North America, the revenue increase in 2005 over 2004 is primarily the result of adding approximately 41% additional billable staff in total during the first two quarter's of 2005, which included significantly expanding a staffing client relationship.

      The significant increase in revenue in the Company's European operations in 2005 as compared to 2004 was primarily due to the addition of a large health care project in the United Kingdom that did not begin until the second quarter of 2004 and an increase in demand in 2005 for the testing services offered by the Company. Additionally, the increase in year-over-year revenue was in part due to the strength of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the function currency is the British pound. Had there been no change in these exchange rates from 2004 to 2005, total European revenue would have been approximately $1.0 million lower, or $23.7 million as compared to the $24.7 million reported.

      In the second quarter of 2005, IBM was the Company's largest customer, accounting for $26.9 million or 36.8% of total revenue as compared to $13.0 million or 22.0% of second quarter 2004 revenue. For the 2005 year-to-date period, revenues from IBM were $48.7 million or 34.4% of consolidated revenue as compared to $27.1 million or 22.5% of consolidated 2004 revenue. A significant portion of the additional staff the Company added in the first two quarter's in North America was with IBM. The Company signed an addendum to the Technical Services Agreement it has with IBM making it a predominant supplier to IBM's Systems and Technology Group. This addendum has an expiration date of December 31, 2007. No other customer accounted for more than 10% of the Company's revenue in either the second quarter or year-to-date period in 2005 or 2004.

      Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 77.5% of revenue in the second quarter of 2005 as compared to 73.2% of the second quarter 2004 revenue, and 76.8% of revenue in the 2005 year-to-date period as compared to 73.1% of revenue in the 2004 year-to-date period. The increase in direct costs as a percentage of revenue in 2005 as compared to 2004 is primarily due to a significant increase in the Company's staffing business, which generally yields lower direct profit margins.

      Selling, general and administrative (SG&A) expenses were 20.9% of revenue in the second quarter of 2005 as compared to 25.4% of revenue in the second quarter of 2004, and 21.7% in the 2005 year-to-date period as compared to 25.0% in the 2004 year-to-date period. The decrease in SG&A expense as a percentage of revenue reflects a higher concentration of staffing business in the Company's sales mix, which requires a lower level of support from the Company's SG&A staff. The decrease in the year-over-year percentage of revenue was in contrast to a modest increase in SG&A expense from 2004 to 2005. The increase in SG&A in 2005 as compared to 2004 was primarily due to additional recruiting costs incurred of approximately $1.2 million to respond to an increase in demand for the Company's services, coupled with an increase in audit services costs of approximately $0.4 million in 2005. These increases in expenses were partially offset by an increase in cash surrender value of approximately $0.1 million for company owned life insurance policies that had previously not been recorded, as well as the Company's continued efforts to control and reduce its SG&A costs as a percentage of revenue.

      Operating income was 1.6% of revenue in the second quarter of 2005 as compared to 1.4% of revenue in the second quarter of 2004, and 1.5% in the 2005 year-to-date period as compared to 1.9% in the 2004 year-to-date period. Operating income from North American operations was $0.8 million and $0.9 million in the second quarter of 2005 and year-to-date period, respectively, while European operations recorded operating income of $0.4 million and $1.2 million, respectively, in such periods.

      Interest and other expense, net was 0.4 % of revenue in the 2005 year-to-date period and 0.3% in the corresponding 2004 period. The increase as a percentage of revenue from 2004 to 2005 is primarily due to an increase in the average outstanding debt during 2005 as the Company utilized its revolving line of credit to fund higher accounts receivable during the year-to-date period, higher interest rates in 2005, and by approximately $0.1 million for a realized loss on the settlement of intercompany transactions with the Company's foreign subsidiaries.

      The estimated effective tax rate (ETR) used to calculate the provision for income taxes from continuing operations was 25.8% in 2005. The ETR is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The ETR rate in 2005 was reduced primarily due to several items that created tax benefits in the first and second quarter of 2005 totaling approximately $234,000. One item in the first quarter of 2005 was related to a net increase of approximately $108,000 in the cash surrender value for company owned life insurance policies that had not previously been recorded, and which created a tax benefit of approximately $44,000. Additionally, in the second quarter of 2005 the Company released $167,000 from its tax reserves, primarily due to a change in judgment and settlement of open items. Without these items, the Company's ETR in 2005 would be approximately 41.5%. In 2004, the ETR was 25.2%. During 2004, the ETR was reduced by approximately $448,000 for a release of a reserve due to a change in judgment, and the reversal of approximately $256,000 of a valuation allowance offsetting deferred tax assets related to the Company's European operations. Without these items, the ETR in 2004 would have been approximately 39.6%.

      During the quarter ended July 1, 2005, the Company changed its method of accounting for reporting changes in liabilities in interim periods resulting from changes in judgments or settlements of tax exposure items. The Company had previously accounted for such changes in judgments or settlements as adjustments to the estimated annual ETR. However, effective for the second quarter of 2005 the Company has now changed its method of accounting for such changes in judgments or settlements so that they are recorded as discrete items in the interim period in which the change occurs. This newly adopted accounting method is preferable as it more appropriately reflects the impact of the change on the Company's consolidated operations and financial position at the time of the change. As a result of the change in method of accounting, income tax expense was reduced in total by $114,000, or less than $0.01 per diluted share in both the second quarter of 2005 and the year-to-date period ended July 1, 2005. If the Company had implemented the discrete method of accounting for changes in tax exposure items during the quarter ended July 2, 2004, income tax expense would have been reduced in total by $272,000, or less than $0.02 per diluted share in both the second quarter of 2004 and the year-to-date period ended July 2, 2004.

      Net income from continuing operations for the second quarter of 2005 was 0.9% of revenue or $0.04 per diluted share, compared to net income of 1.1% of revenue or $0.04 per diluted share in the second quarter of 2004, and 0.8% of revenue or $0.06 per diluted share in all of 2005 as compared to net income from continuing operations of 1.2% of revenue or $0.08 per diluted share in the comparable 2004 period. Diluted earnings per share were calculated using 17.1 million and 17.2 million equivalent shares outstanding for the two quarters ended July 1, 2005 and July 2, 2004, respectively.

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's most critical accounting policies are those related to goodwill valuation and income taxes, specifically relating to deferred taxes and valuation allowances.

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

      As of January 1, 2005, with the assistance of an outside third party valuation expert, and as of January 1, 2004, the Company completed its annual valuation of the business unit to which the Company's goodwill relates. This valuation indicated that the estimated fair value of the business unit exceeded the carrying value of this unit in each period. Additionally, there are no facts or circumstances that arose during the first two quarter's of 2005, or all of 2004 that led management to believe the goodwill was impaired. Accordingly, the Company believes no impairment was required to be recorded in its consolidated financial results. Changes in business conditions which could impact future valuations however, could lead to impairment charges.

      Income Taxes - Deferred Taxes and Valuation Allowances - At July 1, 2005, the Company had a total of approximately $5.9 million of current and non-current net deferred tax assets recorded on its balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable operating income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

      At July 1, 2005, the Company has a deferred tax asset recorded gross of the valuation allowance resulting from net operating losses. This includes net operating losses in various states totaling approximately $0.4 million, in The Netherlands of approximately $3.6 million, and approximately $0.8 million in various other countries where it does business. Management of the Company has analyzed each jurisdiction's tax position, including forecasting potential operating profits in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of this deferred tax asset totaling $4.8 million will be realized at any point in the future. Accordingly, at July 1, 2005, the Company has offset a portion of the asset with a valuation allowance totaling $3.9 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.9 million.

      The valuation allowance decreased by approximately $0.1 million in the first half of 2005 for estimated earnings in one country that the Company anticipates utilizing in 2005. The deferred assets and their potential realizability are evaluated each quarter to determine if any additional portion of the valuation allowance should be adjusted. Any additional change of this valuation allowance in the future will result in a change of the Company's effective tax rate. An additional 1% decrease in the ETR would have equaled approximately $15,000 of additional net income during the first two quarter's of 2005.

FINANCIAL CONDITION AND LIQUIDITY

      Cash used in operating activities was $12.2 million in the first two quarters of 2005. Net income from continuing operations totaled $1.1 million, while other non-cash adjustments, primarily consisting of depreciation expense and deferred taxes totaled $1.7 million. Accounts receivable increased by $19.5 million as compared to December 31, 2004 primarily due to the timing of billings for the additional staff added during the first two quarter's of 2005 and the collection of the outstanding balances for those billings. The timing of the collection of these new billings resulted in an increase in days sales outstanding to 81 days from 72 days at December 31, 2004. Accounts payable decreased $0.5 million, and other current liabilities increased $0.4 million primarily due to the timing of certain payments near quarter-end. Accrued compensation increased $4.6 million in 2005 due to the timing of the U.S. bi-weekly payroll and an increase of approximately 35% in the total headcount in North America during the first two quarter's of 2005.

      Investing activities used $2.1 million in the first two quarters of 2005, which primarily represented the additions to property and equipment. The Company has no significant commitments for capital expenditures at July 1, 2005.

      Financing activities provided $13.0 million of cash in the first two quarters of 2005. For the first two quarter's of 2005, additional net borrowings under the Company's revolving credit lines totaled $14.2 million. On April 20, 2005, the Company entered into a new revolving credit agreement (Agreement) which allows the Company to borrow up to $35 million. Total debt issuance costs for this new agreement totaled approximately $0.5 million, and are being amortized over the term of the agreement. This new Agreement has a term of three years and expires in April 2008. Accordingly, the Company has recorded its outstanding indebtedness at July 1, 2005 of $18.8 million as long-term debt. The Agreement has interest rates ranging from 0 to 75 basis points over the prime rate and 150 to 225 basis points over Libor, and provides certain of the Company's assets as security for outstanding borrowings. The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions. The Company was in compliance with these covenants at July 1, 2005. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. Daily average borrowings for the first two quarters of 2005 were $14.3 million.

      During the second quarter of 2005, the Company authorized an additional buyback of 1.0 million shares, bringing the total authorizations to repurchase shares of its common stock for treasury and the Company's stock trusts to 2.4 million shares. During the second quarter of 2005, the Company used $0.3 million to purchase approximately 0.1 million shares of its stock for treasury. At July 1, 2005, approximately 1.3 million shares have been repurchased in total under the authorizations, leaving 1.1 million shares authorized for future purchases.

      At both July 1, 2005 and December 31, 2004, consolidated shareholders' equity totaled $56.5 million. Net income in the first two quarter's of 2005 totaled $1.1 million, but was offset by a foreign currency adjustment of $0.9 million, and $0.3 million spent to purchase approximately 0.1 million shares of the Company's stock for treasury.

      The Company believes existing internally available funds, cash potentially generated from operations, and available borrowings under the Company's revolving line of credit totaling approximately $16.0 million at July 1, 2005, will be sufficient to meet foreseeable working capital, capital expenditure, and stock repurchase requirements, and to allow for future internal growth and expansion.

OFF-BALANCE SHEET ARRANGEMENTS

      The Company did not have off-balance sheet arrangements or transactions in either the first two quarter's of 2005 or all of 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At July 1, 2005, there was a total of $18.8 million outstanding under the Company's revolving credit agreement. On April 20, 2005, the Company entered into a new revolving credit agreement (Agreement) which allows the Company to borrow up to $35 million. This new Agreement has a term of three years and expires in April 2008. The Agreement has interest rates ranging from 0 to 75 basis points over the prime rate and 150 to 225 basis points over Libor, and provides certain of the Company's assets as security for outstanding borrowings. Daily average borrowings for the first two quarters of 2005 were $14.3 million. Accordingly, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $143,000.

      For the first two quarters of 2005 as compared to the first two quarters of 2004, there was a strengthening of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. If there had been no change in these foreign currency exchange rates for the year-to-date 2004 period compared to the year-to-date 2005 period, European revenues for the first two quarters of 2005 would have been $1.0 million lower than the $24.7 million reported. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

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

      The Company continues to review, revise and improve the effectiveness of the its internal controls including the additional controls implemented relating to the Company's medical costs including the estimation of medical self-insurance reserves, and strengthening the Company's income tax review control procedures. We have made no other significant changes in the Company's internal controls over financial reporting in connection with the Company's evaluations completed for the first two quarters of 2005 that would materially affect, or are reasonably likely to materially affect the Company's internal controls over financial reporting. Based upon an evaluation completed as of the end of the period covered by this quarterly report with the SEC, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering and disclosing information as required for reports filed under the Securities and Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      ISSUERS PURCHASE OF EQUITY SECURITIES

                                               Total Number of  Maximum Number
                                              Shares Purchased  of Shares that
                                                 as Part of       may yet be
                                                  Publicly      Purchased Under
             Total Number of   Average Price  Announced Plans   the Plans or
  Period    Shares Purchased  Paid per Share    or Programs      Agreements
----------  ----------------  --------------  ----------------  ---------------
April 2 to
April 30               -                -               -            209,882

May 1 to
May 31            17,200            $3.33          17,200          1,192,682

June 1 to
July 1            67,200            $3.53          67,200          1,125,482
                  ------                           ------
Total             84,400            $3.49          84,400          1,125,482

      During May 2005, the Company announced a 1.0 million share repurchase authorization. This share repurchase authorization added to an existing approximately 0.2 million share repurchase authorization that remained from an initial authorization of 1.4 million shares in 1995. Neither share repurchase program has an expiration date.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The annual meeting of shareholders was held on May 11, 2005, at the Company's Headquarters, 800 Delaware Avenue, Buffalo, New York at 10:00 a.m.

            The Company submitted for shareholder approval the election of two Class II directors and one Class III director.

            Election of Directors

            - Two Class II directors (James R. Boldt and Thomas E. Baker) were elected to hold office until the 2008 annual meeting of shareholders and until their successors are elected and qualified. One Class III director (George B. Beitzel) was elected to hold office until the 2006 annual meeting of shareholders and until successors are elected and qualified. The results of the voting are as follows:

                               Total Vote   Total Vote
         Director                  For      Withheld
-----------------------------  -----------  ----------
James R. Boldt (Class II)       18,496,648   448,124

Thomas E. Baker (Class II)      18,559,940   384,832

George B. Beitzel (Class III)   18,211,089   733,683

            - The Class III directors of the Company whose term of office extends until the 2006 annual meeting of shareholders and until their successors are elected and qualified are George B. Beitzel, John M. Palms and Daniel J. Sullivan.

            - The Class I directors of the Company whose term of office extends until the 2007 annual meeting of shareholders and until their successors are elected and qualified are Randall
                  L. Clark and Randolph A. Marks.

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS

Exhibit                             Description                                    Page
-------   -----------------------------------------------------------------------  ----
18.       KPMG Preferability Letter                                                 22

31.(a)    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002   23

31.(b)    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002   24

32.       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002   25

                                  * * * * * * *

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           COMPUTER TASK GROUP, INCORPORATED

                                           By: /s/ Gregory M. Dearlove
                                               ---------------------------------
                                               Gregory M. Dearlove
                                               Principal Accounting and
                                               Financial Officer

                                               Title: Senior Vice President and
                                                      Chief Financial Officer

Date: August 10, 2005