Form 10-Q
period 2005-09-30
COMPUTER TASK GROUP INC
filed 2005-11-09
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

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

Yes   X   No
    -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X   No
    -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X
    -----    -----

               APPLICABLE ONLY TO ISSUEERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

Yes       No
    -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                           Shares outstanding
  Title of each class     at November 3, 2005
-----------------------   -------------------
Common stock, par value        20,668,334
     $.01 per share

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             FOR THE             FOR THE THREE
                                                          QUARTER ENDED         QUARTERS ENDED
                                                       -------------------   --------------------
                                                       SEPT. 30,   OCT. 1,   SEPT. 30,    OCT. 1,
                                                          2005       2004       2005       2004
                                                       ---------   -------   ---------   --------
                                                              (amounts in thousands, except
                                                                     per share data)
Revenue                                                 $74,805    $57,857   $216,398    $178,351
Direct costs                                             57,920     42,581    166,595     130,630
Selling, general and administrative expenses             15,452     14,602     46,284      44,798
                                                        -------    -------   --------    --------
Operating income                                          1,433        674      3,519       2,923
Interest and other income                                    12         36         36          93
Interest and other expense                                 (374)      (183)      (992)       (552)
                                                        -------    -------   --------    --------
Income from continuing operations before
   income taxes                                           1,071        527      2,563       2,464
Provision (benefit) for income taxes                        431        (91)       816         397
                                                        -------    -------   --------    --------
Income from continuing operations                           640        618      1,747       2,067
Loss from discontinued operations (including loss on
   disposal of $3.9 million in 2004)                         --        (14)        --      (4,392)
                                                        -------    -------   --------    --------
Net income (loss)                                       $   640    $   604   $  1,747    $ (2,325)
                                                        =======    =======   ========    ========

Basic net income (loss) per share:
   Continuing operations                                $  0.04    $  0.04   $   0.10    $   0.12
   Discontinued operations                                   --      (0.00)        --       (0.26)
                                                        -------    -------   --------    --------
      Basic net income (loss) per share                 $  0.04    $  0.04   $   0.10    $  (0.14)
                                                        =======    =======   ========    ========

Diluted net income (loss) per share:
   Continuing operations                                $  0.04    $  0.04   $   0.10    $   0.12
   Discontinued operations                                   --      (0.00)        --       (0.26)
                                                        -------    -------   --------    --------
      Diluted net income (loss) per share               $  0.04    $  0.04   $   0.10    $  (0.14)
                                                        =======    =======   ========    ========

Weighted average shares outstanding:
   Basic                                                 16,721     16,781     16,778      16,748
   Diluted                                               17,050     16,991     17,107      17,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   SEPT. 30,   DECEMBER 31,
                                                                     2005          2004
                                                                   ---------   ------------
                                                                    (amounts in thousands)
ASSETS
Current Assets:
   Cash and temporary cash investments                             $  4,133      $  4,488
   Accounts receivable, net of allowances of $1,310,000
      and $1,327,000 in 2005 and 2004, respectively                  67,224        46,771
   Prepaids and other                                                 2,393         2,103
   Income taxes receivable                                                4           113
   Deferred income taxes                                              1,652         2,020
                                                                   --------      --------
         Total current assets                                        75,406        55,495

Property and equipment, net of accumulated depreciation
   of $25,077,000 and $24,618,000 in 2005 and 2004, respectively      6,557         6,075
Goodwill                                                             35,678        35,678
Deferred income taxes                                                 4,189         4,249
Other assets                                                          2,571         1,846
                                                                   --------      --------
         Total assets                                              $124,401      $103,343
                                                                   ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                $  7,792      $  9,263
   Accrued compensation                                              25,753        16,831
   Advance billings on contracts                                      1,340         1,922
   Other current liabilities                                          5,492         5,287
   Current portion of long-term debt                                     --         4,650
                                                                   --------      --------
         Total current liabilities                                   40,377        37,953

Long-term debt                                                       17,920            --
Deferred compensation benefits                                        8,636         8,570
Other long-term liabilities                                             699           336
                                                                   --------      --------
      Total liabilities                                              67,632        46,859
                                                                   --------      --------
Shareholders' Equity:
   Common stock, par value $.01 per share, 150,000,000
      shares authorized; 27,017,824 shares issued                       270           270
   Capital in excess of par value                                   111,240       111,272
   Retained earnings                                                 40,744        38,997
   Less: Treasury stock of 6,331,090 and 6,148,990
      shares at cost, respectively                                  (32,077)      (31,416)
      Stock Trusts of 4,016,131 and 4,057,857
         shares at cost, respectively                               (57,868)      (58,045)
   Accumulated other comprehensive loss:
      Foreign currency adjustment                                    (4,122)       (3,205)
      Minimum pension liability adjustment                           (1,418)       (1,389)
                                                                   --------      --------
         Accumulated other comprehensive loss                        (5,540)       (4,594)
                                                                   --------      --------
         Total shareholders' equity                                  56,769        56,484
                                                                   --------      --------
         Total liabilities and shareholders' equity                $124,401      $103,343
                                                                   ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               THREE QUARTERS ENDED
                                                              ----------------------
                                                                SEPT. 30,   OCT. 1,
                                                                   2005      2004
                                                                ---------   -------
                                                              (amounts in thousands)
Cash flows from operating activities:
   Net income (loss)                                            $  1,747    $(2,325)
   Loss from discontinued operations                                  --      4,392
                                                                --------    -------
   Income from continuing operations                               1,747      2,067
   Adjustments:
      Depreciation expense                                         2,025      2,098
      Deferred income taxes                                          347         73
      Tax benefit on stock option exercises                            2         18
      Loss on sales of property and equipment                         18         33
      Deferred compensation                                           37         33
      Changes in assets and liabilities:
         Increase in accounts receivable                         (21,643)    (6,886)
         Increase in prepaids and other                             (358)      (324)
         Decrease in income taxes                                    511      1,685
         Increase in other assets                                   (302)        (1)
         Decrease in accounts payable                             (1,538)      (324)
         Increase in accrued compensation                          9,432        818
         Decrease in advance billings on contracts                  (581)      (190)
         Increase in other current liabilities                       457        887
         Increase (decrease) in other long-term liabilities           27        (60)
                                                                --------    -------
Net cash used in operating activities                             (9,819)       (73)
                                                                --------    -------
Cash flows from investing activities:
   Additions to property and equipment                            (2,702)    (1,494)
   Proceeds from sales of property and equipment                      85         10
                                                                --------    -------
Net cash used in investing activities                             (2,617)    (1,484)
                                                                --------    -------
Cash flows from financing activities:
   Proceeds from long-term revolving debt, net                    13,270      4,454
   Change in cash overdraft, net                                     373     (2,361)
   Purchase of stock for treasury                                   (661)        --
   Debt issuance costs                                              (505)        --
   Proceeds from Employee Stock Purchase Plan                        106        123
   Proceeds from other stock plans                                    37        160
                                                                --------    -------
Net cash provided by financing activities                         12,620      2,376
                                                                --------    -------
Net cash from discontinued operations                                 --     (2,290)
Effect of exchange rate changes on cash and
   temporary cash investments                                       (539)       (72)
                                                                --------    -------
Net decrease in cash and temporary cash investments                 (355)    (1,543)
Cash and temporary cash investments at beginning of year           4,488      5,197
                                                                --------    -------
Cash and temporary cash investments at end of quarter           $  4,133    $ 3,654
                                                                ========    =======

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

2.   BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management believes that the information and disclosures provided herein are adequate to present fairly the consolidated financial position, results of operations and cash flows of the Company. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K and Form 10-K/A filed with the SEC.

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

     The loss from discontinued operations resulting from this divestiture totaled approximately $4.4 million through the first three quarters of 2004, with approximately $4.3 million of that loss incurred in the first quarter of 2004. The loss in the first three quarters of 2004 included a loss on disposal of approximately $3.9 million, and approximately $0.5 million from a foreign currency adjustment which had previously been reported as a direct charge to shareholders' equity. The assets divested in this transaction totaled approximately $2.5 million, including $2.2 million of current assets (primarily accounts receivable of $1.6 million), and non-current assets of $0.3 million consisting of the net value of property and equipment. The liabilities divested in the transaction totaled approximately $0.9 million of current liabilities.

4.   NET INCOME (LOSS) PER SHARE

     Basic and diluted earnings (loss) per share information is as follows:

                                                FOR THE QUARTER ENDED   FOR THE THREE QUARTERS ENDED
                                                ---------------------   ----------------------------
                                                 SEPT. 30,   OCT. 1,        SEPT. 30,   OCT. 1,
                                                    2005       2004            2005       2004
                                                 ---------   -------        ---------   -------
                                                   (amounts in thousands, except per share data)
Weighted-average number of shares outstanding
   during period                                   16,721     16,781          16,778     16,748
Common Stock equivalents - Incremental
   shares under stock option plans                    329        210             329        408
                                                  -------    -------         -------    -------
Number of shares on which diluted earnings
   per share is based                              17,050     16,991          17,107     17,156
                                                  =======    =======         =======    =======
Income from continuing operations                 $   640    $   618         $ 1,747    $ 2,067
Loss from discontinued operations                      --        (14)             --     (4,392)
                                                  -------    -------         -------    -------
Net income (loss)                                 $   640    $   604         $ 1,747    $(2,325)
                                                  =======    =======         =======    =======
Basic net income (loss) per share:
   Continuing operations                          $  0.04    $  0.04         $  0.10    $  0.12
   Discontinued operations                             --      (0.00)             --      (0.26)
                                                  -------    -------         -------    -------
      Total basic income (loss) per share         $  0.04    $  0.04         $  0.10    $ (0.14)
                                                  =======    =======         =======    =======
Diluted net income (loss) per share:
   Continuing operations                          $  0.04    $  0.04         $  0.10    $  0.12
   Discontinued operations                             --      (0.00)             --      (0.26)
                                                  -------    -------         -------    -------
      Total diluted income (loss) per share       $  0.04    $  0.04         $  0.10    $ (0.14)
                                                  =======    =======         =======    =======

     Options to purchase 2.3 million and 1.8 million shares of common stock were outstanding at September 30, 2005 and October 1, 2004, respectively, but were not included in the computation of diluted earnings (loss) per share as the options exercise price was greater than the average market price of the common shares.

5.   COMPREHENSIVE INCOME (LOSS)

     Accumulated other comprehensive loss totaled $(5,540,000) and $(4,594,000) at September 30, 2005 and December 31, 2004, respectively.

     Total comprehensive income (loss) information for the quarter and three quarters ended September 30, 2005 and October 1, 2004 is as follows:

                                                                FOR THE THREE
                                     FOR THE QUARTER ENDED      QUARTERS ENDED
                                     ---------------------   --------------------
                                      SEPT. 30,   OCT. 1,    SEPT. 30,    OCT. 1,
                                         2005       2004        2005       2004
                                      ---------   -------    ---------   --------
                                                (amounts in thousands)
Net income (loss)                       $640        $604      $1,747     $(2,325)
Foreign currency                         (42)         34        (917)        (53)
Foreign currency -
   disposition of Dutch operations        --          --                     532
Minimum pension liability                 (6)         --         (29)         --
                                        ----        ----      ------     -------
   Comprehensive income (loss)          $592        $638      $  801     $(1,846)
                                        ====        ====      ======     =======

6.   INCOME TAXES

     The estimated effective tax rate (ETR) used to calculate the provision for income taxes from continuing operations was 31.8% in 2005. The ETR is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The ETR rate in 2005 was reduced primarily due to several items that created net tax benefits in the first three quarters of 2005 totaling approximately $235,000. One item in the first quarter of 2005 was related to a net increase of approximately $108,000 in the cash surrender value for company owned life insurance policies that had previously not been recorded, and which created a tax benefit of approximately $44,000. Additionally, in the second quarter of 2005 the Company released approximately $168,000 from its tax reserves, primarily due to a change in judgment and settlement of open items. Without the aggregate tax benefit of approximately $235,000, the Company's ETR in 2005 would be approximately 41%.

     During the second quarter ended July 1, 2005, the Company changed its method of accounting for reporting changes in liabilities in interim periods resulting from changes in judgments or settlements of tax exposure items so that they are recorded as discrete items in the interim period in which the change occurs. The Company had previously accounted for such changes in judgments or settlements as adjustments to the estimated annual ETR. This newly adopted accounting method is preferable as it more appropriately reflects the impact of the change on the Company's consolidated operations and financial position at the time of the change. As a result of the change in method of accounting, income tax expense was increased by approximately $8,000 in the third quarter of 2005, but was reduced in total by $54,000, or less than $0.01 per diluted share in the year-to-date period ended September 30, 2005. If the Company had implemented the discrete method of accounting for changes in tax exposure items during the prior year quarter ended October 1, 2004, income tax expense would not have been affected in the third quarter of 2004, but would have been reduced in total by $84,000, or less than $0.01 per diluted share in the year-to-date period ended October 1, 2004.

7.   DEBT

     On April 20, 2005, the Company entered into a new revolving credit agreement (Agreement) which allows the Company to borrow up to $35 million. This new Agreement has a term of three years and expires in April 2008. Accordingly, the Company has recorded its outstanding indebtedness at September 30, 2005 of $17.9 million as long-term debt. The Agreement has interest rates ranging from 0 to 75 basis points over the prime rate and 150 to 225 basis points over Libor, and provides certain of the Company's assets as security for outstanding borrowings. The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions. At September 30, 2005, the Company was in compliance with these covenants.

8.   DEFERRED COMPENSATION AND OTHER BENEFITS

DEFERRED COMPENSATION BENEFITS

     The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (ESBP) that provides a current and certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The plan was amended as of November 30, 1994 to freeze benefits for participants at that time.

     Net periodic pension cost for the ESBP is as follows:

                                                                   FOR THE THREE
                                        FOR THE QUARTER ENDED      QUARTERS ENDED
                                        ---------------------   -------------------
                                         SEPT. 30,   OCT. 1,    SEPT. 30,   OCT. 1,
NET PERIODIC PENSION COST - ESBP            2005       2004        2005       2004
--------------------------------         ---------   -------    ---------   -------
                                                   (amounts in thousands)
Interest cost                               $128       $129        $384       $402
Amortization of unrecognized net loss         27         22          81         66
                                            ----       ----        ----       ----
   Net periodic pension cost                $155       $151        $465       $468
                                            ====       ====        ====       ====

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

     Net periodic pension benefit for the NDBP is as follows:

                                                                        FOR THE THREE
                                             FOR THE QUARTER ENDED      QUARTERS ENDED
                                             ---------------------   -------------------
                                              SEPT. 30,   OCT. 1,    SEPT. 30,   OCT. 1,
NET PERIODIC PENSION COST (BENEFIT) - NDBP       2005       2004        2005       2004
------------------------------------------    ---------   -------    ---------   -------
                                                        (amounts in thousands)
Interest cost                                   $ 60       $ 55        $ 186      $ 164
Expected return on plan assets                   (74)       (68)        (231)      (202)
                                                ----       ----        -----      -----
   Net periodic pension benefit                 $(14)      $(13)       $ (45)     $ (38)
                                                ====       ====        =====      =====

     The Company does not anticipate making contributions to the NDBP in 2005 or future years as the NDBP is currently over-funded.

401(K) PROFIT-SHARING RETIREMENT PLAN

     The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. Company contributions, which are discretionary, consist of cash and may include the Company's stock, were funded and charged to operations in the amount of $0.6 million and $0.2 million for the quarters ended September 30, 2005 and October 1, 2004, respectively. The Company's contributions for the three quarters ended September 30, 2005 and October 1, 2004 was $1.6 million and $1.1 million, respectively.

OTHER RETIREMENT PLANS

     The Company maintains various other defined contribution retirement plans other than the NDBP discussed above, covering substantially all of the remaining European employees. Company contributions charged to operations were less than $0.1 million in each of the quarters ended September 30, 2005 and October 1, 2004, and approximately $0.1 million in total for the three quarters ended September 30, 2005 and October 1, 2004, respectively.

OTHER POSTRETIREMENT BENEFITS

     The Company provides limited healthcare and life insurance benefits to one current and nine retired employees and their spouses, totaling 16 participants, pursuant to contractual agreements.

     Net periodic postretirement benefit cost is as follows:

                                                                         FOR THE THREE
                                              FOR THE QUARTER ENDED      QUARTERS ENDED
                                              ---------------------   -------------------
                                               SEPT. 30,   OCT. 1,    SEPT. 30,   OCT. 1,
NET PERIODIC POSTRETIREMENT BENEFIT COST          2005       2004        2005       2004
----------------------------------------       ---------   -------    ---------   -------
                                                         (amounts in thousands)
Interest cost                                     $ 9        $ 9         $27        $27
Amortization of transition amount                   7          7          21         21
                                                  ---        ---         ---        ---
   Net periodic postretirement benefit cost       $16        $16         $48        $48
                                                  ===        ===         ===        ===

     No adjustments were made to the net periodic postretirement benefit cost indicated above due to Medicare reform as the amounts were deemed to be insignificant. The Company does not anticipate making contributions to fund the plan in 2005 or future years.

9.   STOCK-BASED EMPLOYEE COMPENSATION

     The Company accounts for its stock-based employee compensation plans in accordance with the provisions of FAS No. 123, "Accounting for Stock-Based Compensation," and FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which allows entities to continue to apply the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in the net income (loss) of the Company for the periods presented in these condensed consolidated financial statements, as all options granted by the Company had an exercise price that was equal to or greater than the fair market value of the underlying common stock at the date of grant.

     The following table details the effect on net income (loss) and basic and diluted net income (loss) per share as if the Company had adopted the fair value recognition provisions of FAS No. 123 as they apply to stock-based employee compensation:

                                                                        FOR THE THREE
                                             FOR THE QUARTER ENDED      QUARTERS ENDED
                                             ---------------------   -------------------
                                              SEPT. 30,   OCT. 1,    SEPT. 30,   OCT. 1,
                                                 2005       2004        2005       2004
                                              ---------   -------    ---------   -------
                                                        (amounts in thousands,
                                                        except per share data)
Net income (loss), as reported                  $ 640      $ 604      $1,747     $(2,325)
Stock-based employee compensation
   expense as calculated under the fair
   value method for all awards, net of tax       (274)      (272)       (863)       (818)
                                                -----      -----      ------     -------
Pro forma net income (loss)                     $ 366      $ 332      $  884     $(3,143)
                                                =====      =====      ======     =======
Basic net income (loss) per share:
   As reported                                  $0.04      $0.04      $ 0.10     $ (0.14)
                                                =====      =====      ======     =======
   Pro forma                                    $0.02      $0.02      $ 0.05     $ (0.19)
                                                =====      =====      ======     =======
Diluted net income (loss) per share:
   As reported                                  $0.04      $0.04      $ 0.10     $ (0.14)
                                                =====      =====      ======     =======
   Pro forma                                    $0.02      $0.02      $ 0.05     $ (0.18)
                                                =====      =====      ======     =======

     Pro forma amounts for compensation cost may not be indicative of the effects on earnings for future quarters. The Company's pro forma amounts of compensation expense, net of tax, are calculated using the straight-line method of calculating expense for the pro rata vesting that occurs for the Company's outstanding stock options.

10.  TREASURY STOCK

     During the second quarter of 2005, the Company authorized an additional buyback of 1.0 million shares, bringing the total authorizations to repurchase shares of its common stock for treasury and the Company's stock trusts to 2.4 million shares. During the third quarter of 2005, the Company used $0.4 million to purchase approximately 0.1 million shares of its stock for treasury, while during the three quarters ended September 30, 2005, the Company used $0.7 million to purchase approximately 0.2 million shares of stock for treasury. At September 30, 2005, approximately 1.4 million shares have been repurchased in total under the authorizations, leaving 1.0 million shares authorized for future purchases.

11.  ACCOUNTING STANDARDS PRONOUNCEMENTS

     In December 2004, the FASB issued FAS No. 123(R) (revised 2004), "Share-Based Payment." This FAS establishes standards for the accounting for transactions in which the Company exchanges its equity instruments for goods or services. The standard requires the Company to measure the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of the award. Currently, the Company only issues stock options in exchange for employee and director services. Under the new standard, the calculated cost of the equity awards will be recognized in the Company's results of operations over the period in which an employee or director is required to provide the services for the award. Compensation cost will not be recognized for employees or directors that do not render the requisite services.

     Currently, the Company accounts for its stock-based employee compensation plans as allowed under current guidance and does not record compensation cost in its statements of operations for stock-based compensation. This new standard is effective for the Company as of the beginning of its next fiscal year beginning after June 15, 2005 (i.e. January 1, 2006). The Company is currently in the process of evaluating the effect on its financial condition and results of operations of the adoption of this new standard.

     In May 2005, the FASB issued FAS No. 154, "Accounting Changes and Corrections of Errors." This FAS replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This new FAS changes the requirements for the accounting for and reporting of a change in accounting principle, as well as carrying forward some of the guidance in the previous statements. This new standard is effective for the Company for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005 (i.e. January 1, 2006). The Company is currently in the process of evaluating the effect, if any, on its financial condition and results of operations of the adoption of this new standard.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE QUARTER AND THREE QUARTERS ENDED SEPTEMBER 30, 2005

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

     Several important factors should be taken into consideration when reviewing the Company's operational results. These include:

THE ANTICIPATED DEMAND FOR INFORMATION TECHNOLOGY (IT) SERVICES

     There was a steady decline in demand in the technology services sector from the second half of 1999 through 2003 as a recession in the technology industry negatively affected spending for information technology services. The Company believes that staffing demand began to increase in 2004, and has returned to more normalized levels for the first time in five years. However, declines in spending for IT services in the fourth quarter of 2005 and in future years may again adversely affect the Company's operating results in the future as it has in the past.

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

SIGNIFICANT CUSTOMER RELATIONSHIP

In the third quarter of 2005, International Business Machines (IBM) was the Company's largest customer, accounting for $27.8 million or 37.2% of consolidated revenue. In the three quarters ended September 30, 2005, IBM accounted for $76.5 million or 35.4% of consolidated revenue. During 2005, the Company signed an addendum to the Technical Services Agreement it has with IBM making it a predominant supplier to IBM's Systems and Technology Group. This addendum has an expiration date of December 31, 2007. The Company expects to continue to derive a significant portion of its revenue from IBM in the remainder of 2005 and in future years. However, a decline or the loss of the revenue from IBM would have a significant negative effect on the Company's revenue and profits. No other customer accounted for more than 10% of the Company's revenue in either the third quarter or year-to-date period in 2005 or 2004.

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

                                                               FOR THE QUARTER ENDED
                                                        -----------------------------------
                                                            SEPT. 30,           OCT. 1,
                                                              2005               2004
                                                        ----------------   ----------------
Revenue                                                 100.0%   $74,805   100.0%   $57,857
Direct costs                                             77.4%    57,920    73.6%    42,581
Selling, general, and administrative expenses            20.7%    15,452    25.2%    14,602
Operating income                                          1.9%     1,433     1.2%       674
Interest and other expense, net                          (0.5)%     (362)   (0.3)%     (147)
Income from continuing operations before income taxes     1.4%     1,071     0.9%       527
Provision (benefit) for income taxes                      0.5%       431    (0.2)%      (91)
Income from continuing operations                         0.9%       640     1.1%       618
Loss from discontinued operations                          --         --    (0.1)%      (14)
                                                        -----    -------   -----    -------
Net income                                                0.9%   $   640     1.0%   $   604
                                                        =====    =======   =====    =======

                                                             FOR THE THREE QUARTERS ENDED
                                                        -------------------------------------
                                                            SEPT. 30,            OCT. 1,
                                                               2005                2004
                                                        -----------------   -----------------
Revenue                                                 100.0%   $216,398   100.0%   $178,351
Direct costs                                             77.0%    166,595    73.2%    130,630
Selling, general, and administrative expenses            21.4%     46,284    25.2%     44,798
Operating income                                          1.6%      3,519     1.6%      2,923
Interest and other expense, net                          (0.4)%      (956)   (0.2)%      (459)
Income from continuing operations before income taxes     1.2%      2,563     1.4%      2,464
Provision for income taxes                                0.4%        816     0.2%        397
Income from continuing operations                         0.8%      1,747     1.2%      2,067
Loss from discontinued operations                          --          --    (2.5)%    (4,392)
                                                        -----    --------   -----    --------
Net income (loss)                                         0.8%   $  1,747    (1.3)%  $ (2,325)
                                                        =====    ========   =====    ========

     In the third quarter of 2005, the Company recorded revenue of $74.8 million, an increase of 29.2% compared to revenue of $57.9 million recorded in the third quarter of 2004. Revenue from the Company's North American operations totaled $63.5 million in the third quarter of 2005, an increase of 34.8% when compared to 2004 third quarter revenue of $47.1 million. Revenue from the Company's European operations totaled $11.3 million in the third quarter of 2005, an increase of 4.6% when compared to 2004 third quarter revenue of $10.8 million. The European revenue represented 15.2% and 18.7% of consolidated revenue for the third quarter of 2005 and 2004, respectively. The Company's revenue includes reimbursable expenses billed to customers. These expenses totaled $2.4 million and $2.3 million in the third quarter of 2005 and 2004, respectively.

     For the first three quarters of 2005, the Company recorded revenue of $216.4 million, an increase of 21.3% compared to revenue of $178.4 recorded in the first three quarters of 2004. Revenues from the Company's North American operations totaled $180.4 million in the first three quarters of 2005, as compared to $147.1 million in the first three quarters of 2004. The Company's European operations accounted for $36.0 million or 16.6% of consolidated revenue in the first three quarters of 2005, as compared to $31.3 million or 17.5% in the first three quarters of 2004. Reimbursable expenses billed to customers totaled $7.0 million and $5.9 million in the first three quarters of 2005 and 2004, respectively.

     In North America, the revenue increase in the first three quarters of 2005 over the first three quarters of 2004 is primarily the result of adding approximately 1,000 or 55% additional billable staff in total during the first three quarters of 2005, which was largely due to the expansion of the IBM staffing business.

     The increase in revenue in the Company's European operations in the first three quarters of 2005 as compared to the first three quarters of 2004 is primarily due to an increase in demand in 2005 for the testing services offered by the Company. Additionally, the increase in year-over-year revenue was in part due to the strength of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. Had there been no change in these exchange rates from 2004 to 2005, total European revenue would have been approximately $1.0 million less, or $35.0 million for the first three quarters of 2005 as compared to the $36.0 million reported. This amount ($1.0 million) remained consistent with the amount at the end of the second quarter of 2005 as the exchange rates in the third quarter of 2005 and 2004 were comparable.

     In the third quarter of 2005, IBM was the Company's largest customer, accounting for $27.8 million or 37.2% of consolidated revenue as compared to $12.6 million or 21.8% of third quarter 2004 revenue. For the first three quarters of 2005, revenues from IBM were $76.5 million or 35.4% of consolidated revenue as compared to $39.8 million or 22.3% of consolidated revenue for the first three quarters of 2004. A significant portion of the additional staff the Company added in the first three quarters in North America was with IBM. The Company signed an addendum to the Technical Services Agreement it has with IBM making it a predominant supplier to IBM's Systems and Technology Group. This addendum has an expiration date of December 31, 2007. No other customer accounted for more than 10% of the Company's revenue in either the third quarter or the first three quarters in 2005 or 2004.

     Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 77.4% of revenue in the third quarter of 2005 as compared to 73.6% of the third quarter 2004 revenue, and 77.0% of revenue in the first three quarters of 2005 as compared to 73.2% of revenue in the first three quarters of 2004. The increase in direct costs as a percentage of revenue in 2005 as compared to 2004 is primarily due to a significant increase in the Company's staffing business, which generally yields lower direct profit margins than the remainder of the Company's business.

     Selling, general and administrative (SG&A) expenses were 20.7% of revenue in the third quarter of 2005 as compared to 25.2% of revenue in the third quarter of 2004, and 21.4% in the first three quarters of 2005 as compared to 25.2% in the first three quarters of 2004. The decrease in SG&A expense as a percentage of revenue reflects a higher concentration of staffing business in the Company's sales mix in 2005, which requires a lower level of support from the Company's SG&A staff than the remainder of the Company's business. The decrease in the year-over-year percentage of revenue was in contrast to a modest increase in SG&A expense from 2004 to 2005 totaling approximately $1.5 million. The increase in SG&A in 2005 as compared to 2004 was primarily due to additional recruiting costs incurred of approximately $1.6 million to respond to the increase in demand for the Company's services. This increase in expenses was partially offset by an increase in the cash surrender value by approximately $0.1 million for company owned life insurance policies that had previously not been recorded, as well as the Company's continued efforts to control and reduce its SG&A costs as a percentage of revenue.

     Operating income was 1.9% of revenue in the third quarter of 2005 as compared to 1.2% of revenue in the third quarter of 2004, and 1.6% for the first three quarters of 2005 and 2004. The Company's operating income as a percentage of revenue has increased throughout 2005 primarily as certain transition costs associated with the significant amount of staffing business added during the first quarter of 2005 have ended. Operating income from North American operations was $1.4 million and $2.3 million in the third quarter of 2005 and first three quarters of 2005, respectively, while European operations recorded operating income of less than $0.1 million and $1.2 million, respectively, in such periods.

     Interest and other expense, net was 0.4% of revenue in the first three quarters of 2005 and 0.2% in the first three quarters of 2004. The increase as a percentage of revenue from 2004 to 2005 is primarily due to an increase in the average outstanding debt during 2005 as the Company utilized its revolving line of credit to fund higher accounts receivable during the first three quarters of 2005, higher interest rates in 2005, and by approximately $0.1 million for a realized loss on the settlement of inter-company transactions with the Company's foreign subsidiaries.

     The estimated effective tax rate (ETR) used to calculate the provision for income taxes from continuing operations was 31.8% in 2005. The ETR is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The ETR rate in 2005 was reduced primarily due to several items that created net tax benefits in the first three quarters of 2005 totaling approximately $235,000. One item in the first quarter of 2005 was related to a net increase of approximately $108,000 in the cash surrender value for company owned life insurance policies that had previously not been recorded, and which created a tax benefit of approximately $44,000. Additionally, in the second quarter of 2005 the Company released approximately $168,000 from its tax reserves, primarily due to a change in judgment and settlement of open items. Without the aggregate tax benefit of approximately $235,000, the Company's ETR in 2005 would be approximately 41%. In 2004, the ETR was 16.1%. During 2004, the ETR was reduced by approximately $448,000 for a release of a reserve due to a change in judgment resulting from legislation enacted in the Netherlands, and the reversal of approximately $325,000 of a valuation allowance offsetting deferred tax assets related to the Company's European operations. Without these items, the ETR in 2004 would have been approximately 42.0%.

     During the second quarter ended July 1, 2005, the Company changed its method of accounting for reporting changes in liabilities in interim periods resulting from changes in judgments or settlements of tax exposure items. The Company had previously accounted for such changes in judgments or settlements as adjustments to the estimated annual ETR. However, effective for the second quarter of 2005 the Company has now changed its method of accounting for such changes in judgments or settlements, resulting in either additional tax expense or a tax benefit, so that they are recorded as discrete items in the interim period in which the change occurs. This newly adopted accounting method is preferable as it more appropriately reflects the impact of the change on the Company's consolidated operations and financial position at the time of the change. As a result of the change in method of accounting, income tax expense was increased by approximately $8,000 in the third quarter of 2005, but was reduced in total by $54,000, or less than $0.01 per diluted share in the year-to-date period ended September 30, 2005. If the Company had implemented the discrete method of accounting for changes in tax exposure items during the prior year quarter ended October 1, 2004, income tax expense would not have been affected in the third quarter of 2004, but would have been reduced in total by $84,000, or less than $0.01 per diluted share in the year-to-date period ended October 1, 2004.

     Net income from continuing operations for the third quarter of 2005 was 0.9% of revenue or $0.04 per diluted share, compared to net income of 1.1% of revenue or $0.04 per diluted share in the third quarter of 2004, and 0.8% of revenue or $0.10 per diluted share in the first three quarters of 2005 as compared to net income from continuing operations of 1.2% of revenue or $0.12 per diluted share in the first three quarters of 2004. Diluted earnings per share were calculated using 17.1 million and 17.2 million weighted-average equivalent shares outstanding for the three quarters ended September 30, 2005 and October 1, 2004, respectively. The decrease in equivalent shares outstanding in 2005 as compared to 2004 is due to a smaller dilutive effect of outstanding, in-the-money stock options.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's most critical accounting policies are those related to goodwill valuation and income taxes, specifically relating to deferred taxes and valuation allowances.

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

     As of January 1, 2005, with the assistance of an outside third party valuation expert, and as of January 1, 2004, the Company completed its annual valuation of the business unit to which the Company's goodwill relates. These valuations indicated that the estimated fair value of the business unit exceeded the carrying value of this unit in each period. Additionally, there are no facts or circumstances that arose during the first three quarters of 2005, or all of 2004 that led management to believe the goodwill was impaired. Accordingly, the Company believes no impairment was required to be recorded in its consolidated financial results. Changes in business conditions which could impact future valuations however, could lead to impairment charges.

     Income Taxes - Deferred Taxes and Valuation Allowances - At September 30, 2005, the Company had a total of approximately $5.8 million of current and non-current net deferred tax assets recorded on its balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable operating income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

     At September 30, 2005, the Company has deferred tax assets recorded resulting from net operating losses. This includes assets resulting from net operating losses in various states totaling approximately $0.8 million, in The Netherlands of approximately $2.5 million, and approximately $0.5 million in various other countries. Management of the Company has analyzed each jurisdiction's tax position, including forecasting potential operating profits in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at September 30, 2005, the Company has offset a portion of these assets with a valuation allowance totaling $2.9 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.9 million.

     The valuation allowance decreased by approximately $0.1 million in the first three quarters of 2005 for estimated earnings in Canada that the Company anticipates utilizing in 2005. The deferred assets and their potential realizability are evaluated each quarter to determine if any additional portion of the valuation allowance should be adjusted. Any additional change of this valuation allowance in the future will result in a change of the Company's effective tax rate. An additional 1% decrease in the ETR would have equaled approximately $26,000 of additional net income for the first three quarters of 2005.

FINANCIAL CONDITION AND LIQUIDITY

     Cash used in operating activities was $9.8 million in the first three quarters of 2005. Net income from continuing operations was $1.7 million, while other non-cash adjustments, primarily consisting of depreciation expense and deferred taxes totaled $2.4 million. Accounts receivable increased $21.6 million as compared to December 31, 2004 primarily due to the increase in revenue in 2005 as compared to 2004, and the timing of billings and collections for the additional staff added during the first three quarters of 2005. The timing of the collection of these new billings resulted in an increase in days sales outstanding to 82 days at September 30, 2005 from 72 days at December 31, 2004. Income taxes receivable, net decreased $0.5 million due to the timing of payments in 2005. Accounts payable decreased $1.5 million primarily due to the timing of certain payments near quarter-end. Accrued compensation increased $9.4 million in 2005 due to the timing of the U.S. bi-weekly payroll and an increase of approximately 47% in the total headcount in North America in the first three quarters of 2005. Advance billings on contracts decreased $0.6 million due to the timing of billings on customer accounts near quarter-end.

     Investing activities used $2.6 million in the first three quarters of 2005, which primarily represented the additions to property and equipment. The Company has no significant commitments for the purchase of property or equipment at September 30, 2005.

     Financing activities provided $12.6 million of cash in the first three quarters of 2005. For the first three quarters of 2005, additional net borrowings under the Company's revolving credit lines totaled $13.3 million. On April 20, 2005, the Company entered into a new revolving credit agreement (Agreement) which allows the Company to borrow up to $35 million. Total debt issuance costs for this new agreement totaled approximately $0.5 million, and are being amortized over the term of the agreement. This new Agreement has a term of three years and expires in April 2008. Accordingly, the Company has recorded its outstanding indebtedness at September 30, 2005 of $17.9 million as long-term debt. The Agreement has interest rates ranging from 0 to 75 basis points over the prime rate and 150 to 225 basis points over Libor, and provides certain of the Company's assets as security for outstanding borrowings. The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions. The Company was in compliance with these covenants at September 30, 2005. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. Daily average borrowings for the first three quarters of 2005 were $16.2 million.

     During the second quarter of 2005, the Company authorized an additional buyback of 1.0 million shares, bringing the total authorizations to repurchase shares of its common stock for treasury and the Company's stock trusts to 2.4 million shares. During the first three quarters of 2005, the Company used $0.7 million to purchase approximately 0.2 million shares of its stock for treasury. At September 30, 2005, approximately 1.4 million shares have been repurchased in total under the authorizations, leaving 1.0 million shares authorized for future purchases.

     At September 30, 2005, consolidated shareholders' equity totaled $56.8 million, an increase of $0.3 million from the December 31, 2004 total of $56.5 million. Net income in the first three quarters of 2005 totaled $1.7 million, but was primarily offset by a foreign currency adjustment of $0.9 million, and $0.7 million spent to purchase approximately 0.2 million shares of the Company's stock for treasury.

     The Company believes existing internally available funds, cash potentially generated from operations, and available borrowings under the Company's revolving line of credit totaling approximately $16.8 million at September 30, 2005, will be sufficient to meet foreseeable working capital, capital expenditure, and stock repurchase requirements, and to allow for future internal growth and expansion.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company did not have off-balance sheet arrangements or transactions in either the first three quarters of 2005 or all of 2004.

CONTRACTUAL OBLIGATIONS

     Other than the Company entering into a new revolving credit agreement in April 2005 as discussed above in "Financial Condition and Liquidity", there have been no other significant changes in the Company's contractual obligations during 2005 as compared to December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company's European operations.

     At September 30, 2005, there was a total of $17.9 million outstanding under the Company's revolving credit agreement. On April 20, 2005, the Company entered into a new revolving credit agreement (Agreement) which allows the Company to borrow up to $35 million based upon available collateral. This new Agreement has a term of three years and expires in April 2008. The Agreement has interest rates ranging from 0 to 75 basis points over the prime rate and 150 to 225 basis points over Libor, and provides certain of the Company's assets as security for outstanding borrowings. Daily average borrowings for the first three quarters of 2005 were $16.2 million. Accordingly, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $162,000.

     For the first three quarters of 2005 as compared to the first three quarters of 2004, there was a strengthening of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. If there had been no change in these foreign currency exchange rates for the first three quarters of 2004 compared to the first three quarters of 2005, European revenues for the first three quarters of 2005 would have been $1.0 million lower than the $36.0 million reported. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this periodic report. Based on that evaluation, the Company's Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at a reasonable level of assurance as of the end of the period covered by this periodic report.

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

     The Company continues to review, revise and improve the effectiveness of the its internal controls including the additional controls implemented relating to the Company's medical costs including the estimation of medical self-insurance reserves, and strengthening the Company's income tax review control procedures. We have made no other significant changes in the Company's internal controls over financial reporting in connection with the Company's evaluations completed for the first three quarters of 2005 that would materially affect, or are reasonably likely to materially affect the Company's internal controls over financial reporting. Based upon an evaluation completed as of the end of the period covered by this quarterly report with the SEC, the Company's Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level of assurance for gathering and disclosing information as required for reports filed under the Securities and Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                      ISSUERS PURCHASE OF EQUITY SECURITIES

                                                                       Total Number of      Maximum Number of
                                                                     Shares Purchased as   Shares that may yet
                                                                       Part of Publicly     be Purchased Under
                              Total Number of   Average Price Paid   Announced Plans or        the Plans or
          Period             Shares Purchased        per Share             Programs             Agreements
--------------------------   ----------------   ------------------   -------------------   -------------------
July 2 - July 31                      --                  --                    --              1,125,482
August 1 - August 31              47,800               $3.74                47,800              1,077,682
September 1 - September 30        49,900               $3.76                49,900              1,027,782
                                  ------                                    ------
Total                             97,700               $3.75                97,700              1,027,782

     During May 2005, the Company announced a 1.0 million share repurchase authorization. This share repurchase authorization added to an existing approximately 0.2 million share repurchase authorization that remained from an initial authorization of 1.4 million shares in 1995. Neither share repurchase program has an expiration date, nor were there any share repurchase programs terminated during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     On August 11, 2005, the Company received a notice from the New York Stock Exchange, Inc. (NYSE) advising it that the NYSE considered it to be "below criteria" with respect to a continued listing requirement. In accordance with the policies and procedures of the NYSE, the Company responded within 45 days after the NYSE's notice by providing a plan (the "Plan") advising the NYSE of the definitive action that the Company would take that would bring it into conformity with the continued listing standards within 18 months of the date of receipt of the NYSE notice. On October 28, 2005 the NYSE notified the Company that it had accepted the Plan thereby permitting the continued listing of the Company's common stock. The NYSE will continue to perform quarterly reviews of the Company's compliance with the goals and initiatives outlined in the Plan over the 18 month period. Failure to achieve the Plan's financial and operational goals could result in the Company being subject to NYSE trading suspension at the point the initiative or goal is not met.

ITEM 6. EXHIBITS

Exhibit   Description                                                       Page
-------   -----------                                                       ----
31. (a)   Certification Pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002                                                        22
31. (b)   Certification Pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002                                                        23
32.       Certification Pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002                                                        24

                                  * * * * * * *

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMPUTER TASK GROUP, INCORPORATED


                                        By: /s/ Brendan M. Harrington
                                            ------------------------------------
                                            Brendan M. Harrington

                                            Interim Chief Financial Officer

Date: November 9, 2005