Form 10-K
period 2005-12-31
COMPUTER TASK GROUP INC
filed 2006-03-15
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition period from _______ to _______

                           Commission File No. 1-9410

                        COMPUTER TASK GROUP, INCORPORATED
             (Exact name of Registrant as specified in its charter)

            State of New York                            16-0912632
        (State of incorporation)            (I.R.S. Employer Identification No.)

 800 Delaware Avenue, Buffalo, New York                     14209
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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
YES       NO   X
    -----    -----

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
YES       NO   X
    -----    -----

Note - Checking the box above will not relieve any Registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X   NO
    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):

Large Accelerated Filer      Accelerated Filer   X   Non-Accelerated Filer
                       -----                   -----                       -----

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Act) YES       NO   X
                           -----    -----

The aggregate market value of the Registrant's voting and non-voting common equity, computed by reference to the price at which the common equity was last sold on the last business day of the Registrant's most recently completed second quarter was $60.6 million. Solely for the purposes of this calculation, all persons who are or may be executive officers or directors of the Registrant and all persons who have filed a Schedule 13D or Schedule 13G with respect to the Registrant's stock have been deemed to be affiliates.

The total number of shares of Common Stock of the Registrant outstanding at March 7, 2006 was 20,491,934.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company's definitive proxy statement to be filed under the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year ended December 31, 2005, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

                                     PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. The forward-looking statements contained in the report are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "might," "should," "will" and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenues, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry conditions, including fluctuations in demand for IT services, (ii) the availability to us of qualified professional staff, (iii) industry competition, (iv) rate and wage inflation or deflation, (v) risks associated with operating in foreign jurisdictions, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the IT solutions and staffing industry, taxes and the Company's operations in particular, (vii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (viii) consolidation among the Company's competitors or customers, and (ix) the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company's reports to the Securities and Exchange Commission.

ITEM 1. BUSINESS

OVERVIEW

Computer Task Group, Incorporated (the Company, CTG, or the Registrant) was incorporated in Buffalo, New York on March 11, 1966, and its corporate headquarters are located at 800 Delaware Avenue, Buffalo, New York 14209 (716-882-8000). CTG is an international information technology (IT) solutions and staffing company. CTG employs approximately 3,600 people worldwide and serves customers through an international network of offices in North America and Europe. During 2005, the Company had six operating subsidiaries: CTG HealthCare Solutions (Kansas), Inc., and Computer Task Group of Canada, Inc., primarily providing services in North America; and Computer Task Group Belgium N.V., Computer Task Group Luxembourg S.A., Computer Task Group Luxembourg PSF, and Computer Task Group (U.K.) Ltd. primarily providing services in Europe. During 2005, the Company merged its subsidiary CTG Healthcare Solutions (Kansas), Inc., and during 2004, the Company merged its subsidiary CTG Services, Inc. into the parent entity Computer Task Group, Incorporated.

SERVICES

The Company operates in one industry segment, providing IT services to its clients. These services include IT Staffing, IT Solutions, and Application Management Outsourcing. CTG provides these three primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. Approximately 83.6% of consolidated 2005 revenue of $294.5 million was generated in North America and 16.4% in Europe. The Company promotes a majority of its services through four vertical market focus areas: Technology Service Providers, Financial Services, HealthCare, and Life Sciences. A brief discussion of the Company's IT Staffing, Application Management Outsourcing, and IT Solutions services is as follows:

     - IT STAFFING: CTG recruits, retains, and manages IT talent for its clients. The Company services both large organizations with multiple locations and high-volume IT requirements, and companies that need to augment their own staff on a flexible basis. Our recruiting organization works with customers to define their staffing requirements and develop the most competitive pricing to meet those requirements.

     - IT SOLUTIONS: CTG's services in this area range from helping clients assess their business needs and identifying the right IT solutions to meet these needs, to the delivery of services that include the selection and implementation of packaged software and the design, construction, testing, and integration of new systems.

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

International Business Machines Corporation (IBM) is CTG's largest customer. CTG provides services to various IBM divisions in many locations. During 2005, the Company signed an addendum to the Technical Services Agreement it has with IBM making it a predominant supplier to IBM's Systems and Technology Group. This addendum has an expiration date of December 31, 2007. The agreement and the addendum accounted for approximately 95% of all of the services provided to IBM by the Company in 2005. IBM accounted for $105.5 million or 35.8% of the Company's 2005 consolidated revenue, $52.6 million or 22.2% of 2004 consolidated revenue, and $51.9 million or 21.1% of 2003 consolidated revenue. The Company expects to continue to derive a significant portion of its revenue from IBM in 2006 and in future years. However, a decline or the loss of the revenue from IBM would have a significant negative effect on the Company's revenues and profits. No other customer accounted for more than 10% of the Company's revenues in 2005, 2004 or 2003.

PRICING AND BACKLOG

The majority of CTG's services are performed on a time-and-materials basis. Rates vary based on the type and level of skill required by the customer, as well as geographic location. Agreements for work performed on a time-and-materials basis generally do not specify any dollar amount as services are rendered on an "as required" basis.

The Company performs a portion of its business on a monthly fee basis, as well as a small portion of its project business on a fixed-price basis. These contracts generally have different terms and conditions regarding cancellation and warranties, and are usually negotiated based on the unique aspects of the project. Contract value for fixed-price contracts is generally a function of the type and level of skills required to complete the related project and the risk associated with the project. Risk is a function of the project deliverable, completion date and CTG's management and staff performance. Fixed-price contracts accounted for under the percentage of completion method represented approximately three percent of 2005, four percent of 2004, and three percent of 2003 consolidated revenue, respectively. Revenue from contracts accounted for under the percentage of completion method and on a monthly fee basis represented 8%, 11%, and 13% of consolidated revenues in 2005, 2004, and 2003, respectively. As of December 31, 2005 and 2004, the backlog for fixed-price and all managed-support contracts was approximately $19.7 million and $20.2 million, respectively. Approximately 100% of the December 31, 2005 backlog of $19.7 million is expected to be earned in 2006. Of the $20.2 million of backlog at December 31, 2004, approximately 85%, or $17.2 million was earned in 2005. Revenue is subject to seasonal variations, with a minor downturn in months of high vacation and legal holidays (July, August, and December). Backlog does not tend to be seasonal; however, it does fluctuate based upon the timing of long-term contracts.

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

INTELLECTUAL PROPERTY

The Company has registered its symbol and logo with the U.S. Patent and Trademark Office. It has entered into agreements with various software and hardware vendors from time to time in the normal course of business, none of which are material to the business.

EMPLOYEES

Our business depends on our ability to attract and retain qualified professional staff to provide services to our customers. We have approximately 3,600 employees worldwide, with 3,100 in the United States and Canada and 500 in Europe. Of these, approximately 3,130 are IT professionals and 470 are individuals who work in sales, recruiting, delivery, administrative and support positions. We believe that our relationship with our employees is good. No employees are covered by a collective bargaining agreement or are represented by a labor union. CTG is an equal opportunity employer.

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS

All information below has been revised as applicable to reflect the results from continuing operations only and therefore exclude the results of CTG Nederland, B.V. which was sold effective January 1, 2004.

                                     2005       2004       2003
                                   --------   --------   --------
                                       (amounts in thousands)
Revenue from External Customers:
   United States                   $243,223   $191,648   $210,490
   Belgium                           32,940     28,694     22,967
   Other European countries          15,384     14,724     10,472
   Other countries                    2,918      2,056      1,585
                                   --------   --------   --------
      Total revenue                $294,465   $237,122   $245,514
                                   ========   ========   ========

Operating Income (Loss):
   United States                   $ 16,627   $ 16,207   $ 18,672
   Europe                             1,884        849         33
   Other countries                      (11)       (87)      (257)
   Corporate and other              (13,575)   (13,871)   (12,917)
                                   --------   --------   --------
      Total operating income       $  4,925   $  3,098   $  5,531
                                   ========   ========   ========

Identifiable Assets:
   United States                   $100,620   $ 76,765   $ 73,964
   Europe                            13,817     13,202     10,190
   Other countries                      834        586        396
   Corporate and other (1)           12,524     12,922     14,072
   Discontinued operations               --         --      2,549
                                   --------   --------   --------
      Total identifiable assets    $127,795   $103,475   $101,171
                                   ========   ========   ========

(1) Corporate and other identifiable assets consist principally of cash and temporary cash investments, deferred taxes, and other assets

DISPOSITION OF OPERATIONS

During the first quarter of 2004, the Company disposed of its Dutch operating subsidiary, CTG Nederland B.V., in a transaction in which the Company sold the subsidiary's stock and transferred the unit's business, staff, and lease and equipment obligations to the unit's management team. The effective date of the disposition was January 1, 2004, and the transaction has been treated as discontinued operations in the Company's consolidated financial statements contained in this report. As part of the transaction, the Company retained the assets and liabilities related to the defined-benefit plan for its previous employees in The Netherlands (NDBP). At the time of the disposition, the net asset of the plan totaled approximately $0.5 million. The activities of the NDBP are discussed in note 8, "Deferred Compensation Benefits," included in the Company's consolidated financial statements in this Form 10-K under Item 8, "Financial Statements and Supplementary Data." This unit had previously been included in the financial results of the Company's European operations.

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

Revenue, loss before income taxes, and income (loss) from discontinued operations for 2004 and 2003 are as follows:

(amounts in thousands)                         2004       2003
                                             --------   -------
Revenue                                      $    --    $ 6,827
Loss before income taxes                     $    --    $(1,762)
Income (loss) from discontinued operations   $(4,411)   $    62

During 2003, the Company recorded a tax refund and interest thereon of approximately $1.1 million and $0.6 million, respectively, resulting from the resolution of a court case in The Netherlands which for tax purposes created a net operating loss benefit for the Company's Dutch subsidiaries. This refund was received in 2004 and included above as part of the income from discontinued operations in 2003.

EXECUTIVE OFFICERS OF THE COMPANY

As of December 31, 2005, the following individuals were executive officers of the Company:

                                                                       Period During            Other Positions
                                                                      Which Served as          and Offices with
Name                    Age               Office                     Executive Officer            Registrant
----                    ---               ------                     -----------------         ----------------
James R. Boldt           54   Chairman, President and          June 21, 2001 for President,    Director
                              Chief Executive Officer          July 16, 2001 for Chief
                                                               Executive Officer,
                                                               May 2002 for Chairman,
                                                               all to date

                              Executive Vice President         February 2001 to June 2001

                              Vice President,                  December 2000 to
                              Strategic Staffing               September 2001

                              Acting Chief Executive Officer   June 2000 to November 2000

                              Vice President and               February 12, 1996 to
                              Chief Financial Officer          October 1, 2001

Michael J. Colson        43   Senior Vice President            January 3, 2005 to date         None

Arthur W. Crumlish       51   Senior Vice President            September 24, 2001 to date      None

Gregory M. Dearlove      51   Senior Vice President,           October 17, 2005 to date        None
                              Administration

                              Senior Vice President,           October 1, 2001 to              None
                              Chief Financial Officer          October 16, 2005

Paul F. Dimouro          63   Senior Vice President,           May 5, 2004 to date             None
                              Operations

Filip J.L. Gyde          45   Senior Vice President            October 1, 2000 to date         None

Brendan M. Harrington    39   Interim Chief Financial          October 17, 2005 to date        Treasurer
                              Officer

Michael J. McNees        53   Senior Vice President            May 5, 2004 to date             None

Thomas J. Niehaus        44   Senior Vice President            July 22, 1999 to date           None

Peter P. Radetich        52   Senior Vice President,           April 28, 1999 to date          Secretary
                              General Counsel

Mr. Boldt was appointed President and joined CTG's Board of Directors on June 21, 2001, and was appointed Chief Executive officer on July 16, 2001. Mr. Boldt became the Company's Chairman in May 2002. Mr. Boldt joined the Company as a Vice President and its Chief Financial Officer and Treasurer in February 1996.

Mr. Colson joined the Company as Senior Vice President of Solutions Development in January 2005. Prior to that, Mr. Colson was Chief Executive Officer of Manning and Napier Information Services, a software and venture capital firm from September 1998 until the time he joined CTG.

Mr. Crumlish was promoted to Senior Vice President in September 2001, and is currently responsible for the Company's Strategic Staffing Services organization. Prior to that, Mr. Crumlish was Controller of the Strategic Staffing Services organization. Mr. Crumlish joined the Company in 1990.

Mr. Dearlove serves as the Company's Senior Vice President of Administration. Mr. Dearlove joined the Company as a Senior Vice President and its Chief Financial Officer in October 2001. Prior to that, Mr. Dearlove was the office managing partner of Deloitte & Touche's (Deloitte) Upstate New York Offices from June 1997 to September 2001. Mr. Dearlove had been a partner with Deloitte since 1986.

Mr. Dimouro serves as the Company's Senior Vice President of Operations, responsible for the Company's logistics solutions practice and the commercial accounts segment of the Company's Strategic Staffing Services organization. Mr. Dimouro joined the Company in June 2001.

Mr. Gyde was promoted to Senior Vice President in October 2000, and is currently responsible for all of the Company's European operations. Prior to that, Mr. Gyde was Managing Director of the Company's Belgium operation. Mr. Gyde has been with the Company since May 1987.

Mr. Harrington was promoted to Interim Chief Financial Officer and Treasurer on October 17, 2005. Previously, he held the position of Corporate Controller for the Company since May 2005. Mr. Harrington joined the Company in February 1994 and served in a number of managerial financial positions in the Company's corporate and European operations before being appointed Corporate Controller.

Mr. McNees joined the Company in September 1992 as a sales manager. He was promoted to Director, Business Development in October 1996 for the Company's mid-Atlantic region, to Managing Director in July 1998, to Vice President of the Company's Life Sciences unit in June 2003, and to Senior Vice President of the Company's Life Sciences unit in May 2004.

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

ITEM 1A. RISK FACTORS

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of the risks and uncertainties that could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock, and could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.

THE RECENT INCREASE IN DEMAND FOR INFORMATION TECHNOLOGY (IT) SERVICES AND STAFFING MAY ONLY BE TEMPORARY AND ANOTHER DECLINE IN DEMAND SIMILAR TO THAT EXPERIENCED FROM 1999 THROUGH 2003 WOULD CAUSE AN ADVERSE EFFECT ON OUR REVENUES AND OPERATING RESULTS.

There was a steady decline in demand in the technology services sector from the second half of 1999 through 2003 as a recession in the technology industry negatively affected spending for information technology services. We believe that staffing demand began to increase in 2004, and has returned to more normalized levels in 2005 for the first time in five years. However, declines in spending for IT services in 2006 or future years may again adversely affect our operating results in the future as it has in the past.

OUR BUSINESS DEPENDS ON A LARGE NUMBER OF HIGHLY QUALIFIED PROFESSIONAL EMPLOYEES AND, IF WE ARE NOT ABLE TO RECRUIT AND RETAIN A SUFFICIENT NUMBER OF THESE EMPLOYEES, WE WOULD NOT BE ABLE TO PROVIDE HIGH QUALITY SERVICES TO OUR CURRENT AND FUTURE CUSTOMERS, WHICH WOULD HAVE AN ADVERSE EFFECT ON OUR REVENUES AND OPERATING RESULTS.

We actively compete with other IT service providers for qualified professional staff. The availability or lack thereof of qualified professional staff may affect our ability to provide services and meet the needs of our customers in the future. An inability to fulfill customer requirements due to a lack of available qualified staff at agreed upon salary rates may adversely impact our operating results in the future.

INCREASED COMPETITION AND THE BARGAINING POWER OF A SIGNIFICANT CUSTOMER MAY CAUSE OUR BILLING RATES TO DECLINE, WHICH WOULD HAVE AN ADVERSE EFFECT ON OUR REVENUES AND, IF WE ARE UNABLE TO CONTROL OUR PERSONNEL COSTS ACCORDINGLY, OUR OPERATING RESULTS.

While the rates at which we have billed our customers for services somewhat stabilized in 2004 and 2005, there had been a general decline in these rates over recent years as a result of the technology recession mentioned above. We have experienced several significant reductions in the rates for which we bill for services for our significant customer in the past several years. Additionally, we actively compete against many other companies for business with new and existing clients. Competitive pressures may lead to a further decline in the rates that we bill our customers for services, which may adversely affect our operating results in the future.

THE CURRENCY, LEGISLATIVE, TAX, REGULATORY AND ECONOMIC RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS COULD HAVE AN ADVERSE EFFECT ON OUR OPERATING RESULTS IF WE ARE UNABLE TO MITIGATE OR HEDGE THESE RISKS.

We have operations in the United States and Canada in North America, and in Belgium, the United Kingdom and Luxembourg in Europe. Our foreign operations are subject to currency fluctuations. Each of our operations is subject to legislation and tax law changes, and economic climates. These factors related to our foreign operations are different than those of the United States. Although we actively manage these foreign operations with local management teams, economic conditions or other changes beyond our control may negatively affect our overall operating results.

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUES FROM A SINGLE CUSTOMER AND A SIGNIFICANT REDUCTION IN THE AMOUNT OF IT SERVICES REQUESTED BY THIS CUSTOMER WOULD HAVE AN ADVERSE EFFECT ON OUR REVENUES AND OPERATING RESULTS.

In 2005, International Business Machines (IBM) was our largest customer, accounting for $105.5 million or 35.8% of consolidated revenue. The Company's accounts receivable balance from IBM at December 31, 2005 totaled $33.9 million. During 2005, we signed an addendum to the Technical Services Agreement we have with IBM making us a predominant supplier to IBM's Systems and Technology Group. This addendum has an expiration date of December 31, 2007. We expect to continue to derive a significant portion of our revenue from IBM in 2006 and in future years. However, a significant decline or the loss of the revenue from IBM would have a significant negative effect on our operating results. No other customer accounted for more than 10% of our revenue in 2005, 2004 or 2003.

THE IT SERVICES INDUSTRY IS HIGHLY COMPETITIVE AND FRAGMENTED, WHICH MEANS THAT OUR CUSTOMERS HAVE A NUMBER OF CHOICES FOR PROVIDERS OF IT SERVICES AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The market for our services is highly competitive. The market is fragmented, and no company holds a dominant position. Consequently, our competition for client requirements and experienced personnel varies significantly by geographic area and by the type of service provided. Some of our competitors are larger and have greater technical, financial, and marketing resources and greater name recognition than we have in the markets we collectively serve. In addition, clients may elect to increase their internal IT systems resources to satisfy their custom software development and integration needs.

CHANGES IN GOVERNMENT REGULATIONS AND LAWS AFFECTING THE IT SERVICES INDUSTRY, INCLUDING ACCOUNTING PRINCIPLES AND INTERPRETATIONS AND THE TAXATION OF DOMESTIC AND FOREIGN OPERATIONS, COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations and NYSE rules are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations which, in many instances, is due to their lack of specificity. As a result, the application of these new standards and regulations in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent auditors' audit of that assessment has required the commitment of significant internal, financial and managerial resources.

The Financial Accounting Standards Board, SEC or other accounting rulemaking authorities may issue new accounting rules or standards that are different than those that we presently apply to our financial results. Such new accounting rules or standards could require significant changes from the way we currently report our financial condition, results of operations or cash flows.

U.S. generally accepted accounting principles have been the subject of frequent interpretations. As a result of the enactment of the Sarbanes-Oxley Act and the review of accounting policies by the SEC as well as by national and international accounting standards bodies, the frequency of future accounting policy changes may accelerate. Such future changes in financial accounting standards may have a significant effect on our reported results of operations, including results of transactions entered into before the effective date of the changes. For instance, our reported results of operations will be negatively impacted with the adoption of FAS 123R effective January 1, 2006 when we are required to expense stock options or other compensatory equity-based compensation to our employees where we had previously been allowed to report the pro forma effect of such compensation in the footnotes to our financial statements.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our provision for income taxes and our tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact our financial condition, results of operations and cash flows in future periods.

OUR CUSTOMER CONTRACTS GENERALLY HAVE A SHORT TERM OR ARE TERMINABLE ON SHORT NOTICE AND A SIGNIFICANT NUMBER OF FAILURES TO RENEW, EARLY TERMINATIONS OR RENEGOTIATIONS OF OUR EXISTING CUSTOMER CONTRACTS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. We perform approximately 97 % of our services on a time and materials basis. As such, our customers generally have the right to terminate a contract with us upon written notice without the payment of any financial penalty. Client projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages of a project or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors that are beyond our control and are unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client, changes in client strategies or the economy in general. When contracts are terminated, we lose the associated revenues and we may not be able to eliminate the associated costs in a timely manner. Consequently, our operating results in subsequent periods may be lower than expected. Our clients can cancel or reduce the scope of their engagements with us on short notice. If they do so, we may be unable to reassign our professionals to new engagements without delay. The cancellation or reduction in scope of an engagement could, therefore, reduce the utilization rate of our professionals, which would have a negative impact on our business, financial condition, and results of operations. As a result of these and other factors, our past financial performance should not be relied on as a guarantee of similar or better future performance. Due to these factors, we believe that our results of operations may fluctuate from period-to-period in the future.

THE INTRODUCTION OF NEW IT PRODUCTS OR SERVICES MAY RENDER OUR EXISTING STAFFING, IT SOLUTIONS, OR OUTSOURCING OFFERINGS TO BE OBSOLETE, WHICH, IF WE ARE UNABLE TO KEEP PACE WITH THESE CORRESPONDING CHANGES, COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

Our success depends, in part, on our ability to implement and deliver strategic staffing, IT solutions, and outsourcing services that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace. Also, services, solutions and technologies developed by our competitors may make our staffing, solution or outsourcing offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our ability to obtain and successfully complete client engagements.

EXISTING AND POTENTIAL CUSTOMERS ARE OUTSOURCING OR CONSIDERING OUTSOURCING THEIR IT REQUIREMENTS TO FOREIGN COUNTRIES IN WHICH WE MAY NOT CURRENTLY HAVE OPERATIONS, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR ABILITY TO OBTAIN NEW CUSTOMERS OR RETAIN EXISTING CUSTOMERS.

In the past few years, more companies are using or are considering using low cost offshore outsourcing centers to perform technology related work and complete projects. Currently, we have partnered with clients to perform services in Russia and India to mitigate and reduce this risk to our Company. However, the risk of additional increases in the future in the outsourcing of IT solutions overseas could have a material, negative impact on our future operations.

A SIGNIFICANT PORTION OF OUR TOTAL ASSETS CONSISTS OF GOODWILL, WHICH IS SUBJECT TO A PERIODIC IMPAIRMENT ANALYSIS AND A SIGNIFICANT IMPAIRMENT DETERMINATION IN ANY FUTURE PERIOD COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS EVEN WITHOUT A SIGNIFICANT LOSS OF REVENUE OR INCREASE IN CASH EXPENSES ATTRIBUTABLE TO SUCH PERIOD.

We have goodwill totaling approximately $35.7 million at December 31, 2005 resulting from our acquisition of Elumen Solutions, Inc. in early 1999. At least annually, we evaluate this goodwill for impairment based on the fair value of the operating business unit to which this goodwill relates. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of such companies decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by this business unit. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns and occupies a headquarters building at 800 Delaware Avenue, and an office building at 700 Delaware Avenue, both located in Buffalo, New York and part of the Company's North American operations. The corporate headquarters consists of approximately 40,000 square feet and is occupied by corporate administrative operations. The office building consists of approximately 39,000 square feet and is also occupied by corporate administrative operations. At December 31, 2005, these properties were not mortgaged or pledged as collateral against the Company's existing revolving credit agreement.

Previously, the Company also owned a 37,000 square foot building in Melbourne, Florida. The property was sold during the second quarter of 2003 for approximately $2.2 million. The Company recorded a loss of approximately $0.2 million at the time of the sale.

The remainder of the Company's locations are leased facilities. Most of these facilities serve as sales and support offices and their size varies, generally in the range of approximately 250 to 10,000 square feet, with the number of people employed at each office. The Company's lease terms generally vary from periods of less than a year to five years and generally have flexible renewal options. The Company believes that its present owned and leased facilities are adequate to support its current and anticipated future needs.

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

There were no matters submitted to a vote of security holders in the fourth quarter of 2005.

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

STOCK PRICE                     HIGH    LOW
-----------                    -----   -----
YEAR ENDED DECEMBER 31, 2005
Fourth Quarter                 $4.20   $3.40
Third Quarter                  $4.00   $3.50
Second Quarter                 $3.90   $2.83
First Quarter                  $5.71   $3.50

YEAR ENDED DECEMBER 31, 2004
Fourth Quarter                 $6.55   $2.65
Third Quarter                  $4.05   $2.75
Second Quarter                 $5.72   $3.85
First Quarter                  $5.66   $3.75

On March 7, 2006, there were 2,763 record holders of the Company's common shares. The Company has not paid a dividend since 2000. The Company paid an annual cash dividend of $.05 per share from 1993 to 2000 and, prior to that, paid $.025 per share annually since 1976 plus a 10% share dividend in 1980. The Company is required to meet certain financial covenants under its current revolving credit agreement in order to pay dividends. The determination of the timing, amount and payment of dividends on the Company's common stock in the future is at the discretion of the Board of Directors and will depend upon, among other things, the Company's profitability, liquidity, financial condition, capital requirements and compliance with the aforementioned financial covenants.

For information concerning common stock issued in connection with the Company's equity compensation plans, see "Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

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

ISSUER PURCHASES OF EQUITY SECURITIES

The chart below reflects purchases by the Company of its Common Stock during the fourth quarter ended December 31, 2005.

                                                   Total Number of        Maximum
                                                  Shares Purchased       Number of
                             Total      Average      as Part of       Shares that may
                           Number of     Price        Publicly       yet be Purchased
                             Shares    Paid per    Announced Plans    Under the Plans
Period                     Purchased     Share       or Programs       or Agreements
------                     ---------   --------   ----------------   ----------------
October 1 - October 31        1,800      $3.50           1,800           1,025,982
November 1 - November 30    113,000      $3.60         113,000             912,982
December 1 - December 31     80,000      $4.00          80,000             832,982
                            -------                    -------
Total                       194,800      $3.76         194,800             832,982
                            =======                    =======

During May 2005, the Company announced a 1.0 million share repurchase authorization. This share repurchase authorization added to an existing approximately 0.2 million share repurchase authorization that remained from an initial authorization of 1.4 million shares in 1995. Neither share repurchase program has an expiration date, nor were there any share repurchase programs terminated during the fourth quarter of 2005. However, during the fourth quarter of 2005 the Company purchased the remaining shares from the 1995 authorization, leaving only the remaining shares under the May 2005 authorization available for repurchase at December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED SUMMARY - FIVE-YEAR SELECTED FINANCIAL INFORMATION

The selected operating data and financial position information set forth below for each of the years in the five-year period ended December 31, 2005 has been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8. "Financial Statements and Supplementary Data" included in this report. Information reported for the years 2001 to 2003 has been revised, as applicable, to reflect the disposition of CTG Nederland, B.V. effective January 1, 2004.

                                                2005     2004      2003     2002       2001
                                               ------   ------    ------   ------     ------
(amounts in millions, except per-share data)
OPERATING DATA
Revenue                                        $294.5   $237.1    $245.5   $256.1     $299.4
Operating income                               $  4.9   $  3.1    $  5.5   $  6.0     $  1.4
Income (loss) from continuing operations
   before cumulative effect of change
   in accounting principle                     $  2.4   $  3.0    $  2.7   $  2.8     $ (1.3)
Net income (loss)                              $  2.4   $ (1.4)*  $  2.7   $(35.7)**  $ (2.2)
Basic net income (loss) per share from
   continuing operations before cumulative
   effect of change in accounting principle    $ 0.14   $ 0.18    $ 0.16   $ 0.17     $(0.08)
Basic net income (loss) per share              $ 0.14   $(0.09)*  $ 0.16   $(2.15)**  $(0.13)
Diluted net income (loss) per share from
   continuing operations before cumulative
   effect of change in accounting principle    $ 0.14   $ 0.17    $ 0.16   $ 0.16     $(0.08)
Diluted net income (loss) per share            $ 0.14   $(0.08)*  $ 0.16   $(2.11)**  $(0.13)
Cash dividend per share                        $   --   $   --    $   --   $   --     $   --

FINANCIAL POSITION
Working capital                                $ 40.7   $ 17.5    $ 16.1   $ 16.5     $ 20.5
Total assets                                   $127.8   $103.5    $101.2   $105.0     $152.0
Long-term debt                                 $ 23.2   $  --     $  --    $  8.5     $ 15.5
Shareholders' equity                           $ 57.0   $ 56.7    $ 56.4   $ 52.6***  $ 86.6

* Includes a loss from discontinued operations of approximately $4.4 million, or $0.27 per basic share and $0.25 per diluted share from the disposition of CTG Nederland, B.V. effective January 1, 2004.

** Includes a charge for the cumulative effect of a change in accounting principle related to the adoption of Financial Accounting Standard (FAS) No. 142, "Goodwill and Other Intangible Assets," which reduced net income by $37.0 million, basic net income per share by $2.23, and diluted net income per share by $2.19.

*** During 2005, the Company identified certain errors in the application of generally accepted accounting principles that affected the Company's retained earnings balance as of December 31, 2002. This balance has been revised to include the net impact of those adjustments which totaled an increase of approximately $0.2 million to the Company's retained earnings balance. See note 2, "Adjustment to Retained Earnings as of December 31, 2002" included in this Form 10-K under Item 8, "Financial Statements and Supplementary Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

This management's discussion and analysis of financial condition and results of operations contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "might," "should," "will" and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenues, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry conditions, including fluctuations in demand for IT services, (ii) the availability to us of qualified professional staff, (iii) industry competition, (iv) rate and wage inflation or deflation, (v) risks associated with operating in foreign jurisdictions, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the IT solutions and staffing industry, taxes and the Company's operations in particular, (vii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (viii) consolidation among the Company's competitors or customers, and (ix) the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company's reports to the Securities and Exchange Commission.

TRENDS

The market demand for the Company's services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve. The pace of technology change and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide. In addition, the recent economic downturn has negatively affected the operations of many of our clients and prospective clients and has negatively impacted their IT spending. As a result, competition for new engagements and pricing pressure has been strong. We have responded to these challenging business conditions by focusing on three main services, which are providing strategic staffing, IT solutions, and application outsourcing to our clients. We have in turn promoted a majority of our services through four vertical market focus areas, which are technology service providers, financial services, healthcare and life sciences. Finally, we have closely monitored and managed the utilization of our billable personnel, and managed our selling, general and administrative costs as a percentage of revenue.

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. Our competition varies significantly by geographic region, as well as by the type of service provided. Many of our competitors are larger than we are and have greater financial, technical, sales and marketing resources than we have. In addition, we frequently compete with a client's own internal IT staff. Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India). There can be no assurance that we will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.

OPERATIONS

The Company operates in one industry segment, providing IT staffing solutions services to its clients. These services include IT Staffing, Application Outsourcing, and IT Solutions. CTG provides these three primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. The Company promotes a portion of its services through four vertical market focus areas: Technology Service Providers, Financial Services, HealthCare, and Life Sciences.

DISPOSITION OF OPERATIONS

During the first quarter of 2004, the Company disposed of its Dutch operating subsidiary, CTG Nederland B.V., in a transaction in which the Company sold the subsidiary's stock and transferred the unit's business, staff, and lease and equipment obligations to the unit's management team. The effective date of the disposition was January 1, 2004, and the transaction has been treated as discontinued operations in the Company's consolidated financial statements contained in this report. As part of the transaction, the Company retained the assets and liabilities related to the defined-benefit plan for its previous employees in The Netherlands (NDBP). At the time of the disposition, the net assets of the plan totaled approximately $0.5 million. The activities of the NDBP are discussed in note 8, "Deferred Compensation Benefits," included in the Company's consolidated financial statements in this Form 10-K under Item 8, "Financial Statements and Supplementary Data." This unit had previously been included in the financial results of the Company's European operations.

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

Revenue, loss before income taxes, and income (loss) from discontinued operations for 2004 and 2003 are as follows:

(amounts in thousands)                         2004      2003
                                             -------   -------
Revenue                                      $    --   $ 6,827
Loss before income taxes                     $    --   $(1,762)
Income (loss) from discontinued operations   $(4,411)  $    62

During 2003, the Company recorded a tax refund and interest thereon of approximately $1.1 million and $0.6 million, respectively, resulting from the resolution of a court case in The Netherlands which for tax purposes created a net operating loss benefit for the Company's Dutch subsidiaries. This refund was received in 2004 and included above as part of the income from discontinued operations in 2003.

RESULTS OF OPERATIONS

The table below sets forth data as contained on the consolidated statements of operations, with the percentage information calculated as a percentage of consolidated revenues as reported on the Company's Consolidated Statements of Operations as included in this Form 10-K under Item 8, "Financial Statements and Supplementary Data."

YEAR ENDED DECEMBER 31,                                  2005     2004     2003
-----------------------                                 ------   ------   ------
(percentage of revenue)
Revenue                                                 100.0%   100.0%   100.0%
Direct costs                                             77.0%    73.0%    72.7%
Selling, general, and administrative expenses            21.3%    25.7%    25.0%
                                                        ------   ------   ------
Operating income                                          1.7%     1.3%     2.3%
Interest and other expense, net                          (0.5)%   (0.3)%   (0.4)%
                                                        ------   ------   ------
Income from continuing operations before income taxes     1.2%     1.0%     1.9%
Provision (benefit) for income taxes                      0.4%    (0.3)%    0.8%
                                                        ------   ------   ------
Income from continuing operations                         0.8%     1.3%     1.1%
Income (loss) from discontinued operations                0.0%    (1.9)%    0.0%
                                                        ------   ------   ------
Net income (loss)                                         0.8%    (0.6)%    1.1%
                                                        =====    =====    =====

2005 AS COMPARED TO 2004

In 2005, the Company recorded revenue of $294.5 million, an increase of 24.2% compared to revenue of $237.1 million recorded in 2004. Revenue from the Company's North American operations totaled $246.2 million in 2005, an increase of 27.1% when compared to 2004 revenue of $193.7 million. Revenue from the Company's European operations totaled $48.3 million in 2005, an increase of 11.3% when compared to 2004 revenue of $43.4 million. The European revenue represented 16.4% and 18.3% of 2005 and 2004 consolidated revenue, respectively. The Company's revenue includes reimbursable expenses billed to customers. These expenses totaled $9.2 million and $8.3 million in 2005 and 2004, respectively.

In North America, the revenue increase in 2005 over 2004 is primarily the result of adding approximately 1,000 or 55% additional billable staff in 2005, which was largely due to the expansion of the IBM staffing business. During 2005, the Company signed an addendum to the Technical Services Agreement it has with IBM making it a predominant supplier to IBM's Systems and Technology Group. This addendum has an expiration date of December 31, 2007. Although the North American billable staff increased by approximately 55%, North American revenues only increased 27.1% as a large percentage of the increase was in the Company's staffing business which generally yields lower bill rates than the remainder of the Company's business, and the staff were added throughout the year rather than being in place for the entire year.

In 2005, IBM was the Company's largest customer, accounting for $105.5 million or 35.8% of consolidated revenue as compared to $52.6 million or 22.2% of 2004 revenue. No other customer accounted for more than 10% of the Company's revenue in either 2005 or 2004.

The increase in revenue in the Company's European operation in 2005 as compared to 2004 is primarily due to an increase in demand in 2005 for the testing services offered by the Company. There was a nominal effect on revenue for changes in year-over-year foreign currency exchange rates. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. Had there been no change in these exchange rates from 2004 to 2005, total European revenue would have been approximately $0.1 million higher, or $48.4 million in total in Europe as compared to the $48.3 million reported in 2005.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 77.0% of revenue in 2005 as compared to 73.0% of 2004 revenue. The increase in direct costs as a percentage of revenue in 2005 as compared to 2004 is primarily due to the significant increase in the headcount for the Company's staffing business, which generally yields lower direct profit margins than the remainder of the Company's business.

Selling, general and administrative (SG&A) expenses were 21.3% of revenue in 2005 as compared to 25.7% of revenue in 2004. The decrease in SG&A expense as a percentage of revenue reflects a higher concentration of staffing business in the Company's sales mix in 2005, which requires a lower level of support from the Company's SG&A staff than the remainder of the Company's business. The decrease in the year-over-year percentage of revenue was in contrast to an increase in SG&A expense from 2004 to 2005 totaling approximately $1.9 million. The increase in SG&A in 2005 as compared to 2004 was primarily due to additional recruiting costs incurred of approximately $2.3 million to respond to the increase in demand for the Company's staffing services, and approximately $0.5 million of additional audit fees offset by approximately $0.1 million for the increase in cash surrender value for Company owned life insurance policies that had previously not been recorded, and the Company's continued efforts to control and reduce its SG&A costs in various areas as a percentage of revenue.

Operating income was 1.7% of revenue in 2005 as compared to 1.3% of revenue in 2004. The Company's operating income as a percentage of revenue generally increased throughout 2005 primarily as certain transition costs associated with the significant amount of staffing business added during the first quarter of 2005, which totaled approximately 700 of the total 1,000 billable staff added during 2005 ended. Operating income from North American operations was $3.0 million in 2005 as compared to $2.3 million in 2004, while European operations recorded operating income of $1.9 million in 2005 and $0.8 million in 2004.

Interest and other expense, net was 0.5% of revenue in 2005 and 0.3% in 2004. The increase as a percentage of revenue from 2004 to 2005 is primarily due to an increase in the average outstanding debt during 2005 as the Company utilized its revolving line of credit to fund higher accounts receivable during 2005 resulting from the additional billable staff added during the year. Additionally, there were higher interest rates in 2005 on the Company's revolving debt, and the Company realized a loss of approximately $0.1 million for the settlement of inter-company transactions with the Company's foreign subsidiaries.

The estimated effective tax rate (ETR) used to calculate the provision for income taxes from continuing operations was 31.8% in 2005. The ETR is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The ETR rate in 2005 was reduced primarily due to several items that created net tax benefits totaling approximately $0.3 million. The Company released a net amount of approximately $0.1 million from its tax reserves primarily due to a change in judgment and settlement of open items, and also reduced a valuation allowance for its net operating loss for Canada by approximately $0.2 million. Without the aggregate tax benefit for all of these items totaling approximately $0.3 million, the Company's ETR in 2005 would be approximately 40.1%. In 2004, the ETR was a benefit of (22.6)%. During 2004, the ETR was reduced by approximately $0.6 million for a release of reserve due to a change in judgment resulting from legislation enacted in The Netherlands, the reversal of approximately $0.5 million of valuation allowances offsetting deferred tax assets related to the Company's European and Canadian operations, $0.4 million for state tax net operating loss tax benefits that had previously been offset by a valuation allowance, and a net amount of approximately $0.2 million from the release of other deferred tax items. Without these items, the ETR in 2004 would have been approximately 48.0%.

During the second quarter ended July 1, 2005, the Company changed its method of accounting for reporting changes in liabilities in interim periods resulting from changes in judgments or settlements of tax exposure items. The Company had previously accounted for such changes in judgments or settlements as adjustments to the estimated annual ETR. However, the Company has now changed its method of accounting for such changes in judgments or settlements, resulting in either additional tax expense or tax benefits, so that they are recorded as discrete items in the interim period in which the change occurs. This newly adopted accounting method is preferable as it more appropriately reflects the impact of the change on the Company's consolidated operations and financial position at the time of the change.

Net income from continuing operations for 2005 was 0.8% of revenue or $0.14 per diluted share, compared to net income from continuing operations of 1.3% of revenue or $0.17 per diluted share in 2004. Diluted earnings per share were calculated using 17.1 million weighted-average equivalent shares outstanding in both 2005 and 2004.

STOCK OPTION VESTING ACCELERATION

On November 16, 2005, the Board of Directors of the Company approved the acceleration of the vesting of all unvested out-of-the money stock options previously awarded to its employees, including its executive officers and its directors under the Company's equity compensation plans having an exercise price greater than $3.48, which was the closing price of the Company's common stock on that date. Options to purchase approximately 1.1 million shares of the Company's common stock became exercisable immediately. The weighted-average exercise price of the options subject to the acceleration was $4.69.

The purpose of the acceleration was to enable the Company to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these accelerated options upon the adoption of FASB Statement No. 123R, "Share-Based Payment" (FAS No. 123R). The Board of Directors took the action in the belief that it is in the best interest of the shareholders to minimize future compensation expense associated with stock options upon adoption of FAS No. 123R. FAS No. 123R is effective for the Company beginning in the first quarter of 2006 and will require that compensation expense associated with stock options be recognized in the statement of operations, rather than as a footnote disclosure in the Company's consolidated financial statements. It is estimated that the maximum future compensation expense that would have been recorded in the Company's statements of operations had the vesting of these options not been accelerated is approximately $1.4 million. The impact of the acceleration of the vesting of the options on the Company's 2005 financial statements is disclosed in the pro forma footnote disclosures, as permitted under the transition guidance provided by the FASB, in note 11 "Stock Option Plans," included in the Company's consolidated financial statements in this Form 10-K under Item 8, "Financial Statements and Supplementary Data."

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

In North America, the revenue decrease was primarily the result of a large outsourcing engagement involving approximately 100 billable staff ending at the end of July 2004 as the customer, who was in liquidation, decided to hire its own staff for its IT department. Offsetting this engagement was stronger demand for the staffing services the Company provides to its other clients. Although demand for staffing services increased during 2004, the addition of billable staff was gradual throughout the year as compared to the large engagement ending at the end of July, and therefore only partially offset the decline in revenue. The Company continued to see strong demand for its staffing services in 2005.

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

In November 2003, the Company signed a contract with International Business Machines (IBM) for one year as one of IBM's national technical service providers for the United States. The Company and IBM completed the renewal of this contract for one additional year near the end of 2004. This contract accounted for approximately 93% of all of the services provided to IBM by the Company in 2004. In 2004, IBM was the Company's largest customer, accounting for $52.6 million or 22.2% of total revenue as compared to $51.9 million or 21.1% of 2003 revenue. The Company continued to derive a significant portion of its revenue from IBM in 2005.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 73.0% of revenue in 2004 as compared to 72.7% of 2003 revenue. The increase in direct costs as a percentage of revenue in 2004 as compared to 2003 was primarily due to higher medical benefit costs (0.4)%, offset by a change in the mix of services provided to clients.

Selling, general and administrative (SG&A) expenses were 25.7% of revenue in 2004 as compared to 25.0% of revenue in 2003. Although the percentages have increased in 2004, total SG&A expenses decreased from 2003 as the Company continued to actively manage its cost structure in response to the revenue pressures mentioned above, which caused overall Company revenue to decrease. In 2004, the Company did incur costs to continue to make investments in the Company in the areas of recruiting and its service offerings in order to capitalize on increases in market demand when they began to occur during 2004. Also, in addition to the use of internal resources, the Company incurred in excess of $0.5 million of costs to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which were not incurred in 2003.

Operating income was 1.3% of revenue in 2004 as compared to 2.3% of revenue in 2003. Operating income from North American operations was $2.3 million in 2004 as compared to $5.5 million in 2003, while European operations recorded operating income of $0.8 million in 2004 and $0 in 2003. Operating income in Europe was positively affected by approximately $0.1 million due to the strength of the currencies in the countries in which the Company's European subsidiaries operate.

Interest and other expense, net was 0.3% of revenue in 2004 and 0.4% in 2003. The decrease as a percentage of revenue from 2003 to 2004 was primarily due to lower average outstanding indebtedness balances in 2004.

The estimated effective tax rate (ETR) used to calculate the provision for income taxes from continuing operations was a benefit of (22.6)% in 2004 and 42% in 2003. The ETR is recalculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The decrease in the rate in 2004 as compared to 2003 is primarily due to the Company utilizing previously recorded net operating loss tax benefits of approximately $0.5 million for its European and Canadian operations that had been fully offset by a valuation allowance, a release of approximately $0.6 million of previously recorded tax liabilities resulting from the Company's interpretation of recent tax legislation enacted in Europe, $0.4 million for state tax net operating loss tax benefits that had previously been fully offset by a valuation allowance, and a net amount of approximately $0.2 million from the release of other deferred tax items. Without these adjustments to the ETR, the rate would have been approximately 48% in 2004.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FAS No. 123R, "Share-Based Payment." This FAS establishes standards for the accounting for transactions in which the Company exchanges its equity instruments for goods or services. The standard requires the Company to measure the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of the award. Currently, the Company only issues stock options in exchange for employee and director services. Under the new standard, the calculated cost of the equity awards will be recognized in the Company's results of operations over the period in which an employee or director is required to provide the services for the award. Compensation cost will not be recognized for employees or directors that do not render the requisite services.

Currently, the Company accounts for its stock-based employee compensation plans as allowed under current guidance and does not record compensation cost in its statements of operations for stock-based compensation. This new standard is effective for the Company as of January 1, 2006. The Company has evaluated the effect of the adoption of this new standard on its financial condition and results of operations and determined that the expense associated with issued and outstanding options will total approximately $0.35 million and result in a reduction of diluted earnings per share of approximately $0.02 in 2006.

In May 2005, the FASB issued FAS No. 154, "Accounting Changes and Corrections of Errors." This FAS replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This new FAS changes the requirements for the accounting for and reporting of a change in accounting principle, as well as carrying forward some of the guidance in the previous statements. This new standard is effective for the Company for accounting changes and corrections of errors made in fiscal years beginning January 1, 2006. The Company is currently in the process of evaluating the effect, if any, on its financial condition and results of operations of the adoption of this new standard.

During 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). This Interpretation clarifies that the term "conditional asset retirement obligation" refers to a legal obligation to perform asset retirement activities in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the Company, but that the obligation to perform the asset retirement activity is not conditional. FIN 47 is applicable to the Company for the year ended December 31, 2005. The Company has reviewed its assets and business operations, including its leasing activities, and determined that the issuance of this Interpretation did not have an impact on the Company's financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company's significant accounting policies are included in note 1 to the consolidated financial statements contained in this Form 10-K under Item 8, "Financial Statements and Supplementary Data." These policies, along with the underlying assumptions and judgments made by the Company's management in their application, have a significant impact on the Company's consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's most critical accounting policies are those related to goodwill valuation, income taxes, specifically relating to deferred taxes and valuation allowances, and the discount rates and expected return on plan assets, as applicable, used to calculate the Company's pension obligations.

GOODWILL VALUATION

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

     As of January 1, 2006 and 2005, with the assistance of an outside third party valuation expert, and as of January 1, 2004, the Company completed its annual valuation of the business unit to which the Company's goodwill relates. These valuations indicated that the estimated fair value of the business unit exceeded the carrying value of this unit in each period. Additionally, there are no facts or circumstances that arose during 2003, 2004 or 2005 that led management to believe the goodwill was impaired. Accordingly, the Company believes no impairment was required to be recorded in its consolidated financial results. Changes in business conditions which could impact future valuations however, could lead to impairment charges.

INCOME TAXES - DEFERRED TAXES AND VALUATION ALLOWANCES

     At December 31, 2005, the Company had a total of approximately $6.8 million of current and non-current net deferred tax assets recorded on its balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable operating income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

     At December 31, 2005, the Company has deferred tax assets recorded resulting from net operating losses. This includes assets resulting from net operating losses in various states totaling approximately $0.6 million, in The Netherlands of approximately $2.3 million, and approximately $0.5 million in various other countries. Management of the Company has analyzed each jurisdiction's tax position, including forecasting potential taxable income in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at December 31, 2005, the Company has offset a portion of these assets with a valuation allowance totaling $2.6 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.8 million.

     During 2005 the valuation allowance was reduced by approximately $1.3 million, net due to a variety of factors including the Company utilizing recorded net operating loss benefits of approximately $0.1 million for its Canadian operations and $0.2 million related to the reversal of the remaining Canadian valuation allowance due to a change in estimate. In 2005, The Netherlands tax authorities settled an audit of the Company's Netherlands foreign subsidiary's 2001 income tax return. A resulting decrease in The Netherlands company's net operating loss carry forward of $0.9 million, with a corresponding decrease in the valuation allowance for this deferred tax asset, was primarily due to the disallowance of interest expense on an intercompany loan with its U.S. parent under thin capitalization rules recently affirmed by The Netherlands court system.

     The Company's deferred tax assets and their potential relizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any additional change in the valuation allowance in the future could result in a change in the Company's ETR. The total reduction in the valuation allowance of approximately $0.2 million for the Company's Canadian operations reduced the ETR by approximately 5%. An additional 1% decrease in the ETR would have equaled approximately $35,000 of additional net income in 2005.

DEFINED BENEFIT PENSION PLANS - DISCOUNT RATES AND EXPECTED RETURN ON PLAN
ASSETS

     The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (ESBP) that provides a current and certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The plan was amended as of November 30, 1994, to freeze benefits for participants at that time. The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V., in the first quarter of 2004. Benefits paid under the NDBP are a function of a percentage of career average pay. The NDBP was curtailed for additional contributions in January 2003.

     For the ESBP, the discount rate used in 2005 to calculate the benefit obligation was 5.6%, which is reflective of a series of bonds that are included in the Moody's Aa long-term corporate bond yield. The Company selected this rate as it anticipates making payments to participants under the ESBP for 20-30 years in the future, and this rate is reflective of specific bonds within the Moody's Aa index that cover that time period. This rate was a decrease of 25 basis points from the rate used in the prior year to calculate the benefit obligation. For 2005, the Company made payments totaling approximately $0.7 million to participants. There is no salary increase rate assumption for the plan as it is frozen for additional benefits, and the plan is deemed to be unfunded as the Company has not specifically set aside assets to be used to discharge the deferred compensation benefit liability. Payments to participants under the ESBP are funded by the Company as needed.

     For the NDBP, the discount rate used in 2005 to calculate the benefit obligation was 4.1%, which is reflective of the current return on long-term corporate bonds that have a remaining life of greater than 10 years which corresponds to the remaining average life of the plan. This rate was a decrease of 90 basis points from the rate used in the prior year to calculate the benefit obligation. There is no salary increase rate assumption for the plan as it is frozen for additional benefits. The NDBP is under funded by approximately $40,000 at December 31, 2005. The expected return on plan assets for 2005 was approximately $0.3 million. The assets in the NDBP are 20% invested in the Aegon World Equity Fund. This fund invests in global equities, with a small portion of the fund in new or emerging economies. The remaining 80% of the assets are invested as determined by Aegon with no direction from the Company, with a guaranteed minimum return to the Company of 4%. The Company's investments were allocated as indicated above in 2003, 2004 and 2005, and the Company does not anticipate changing these allocation percentages going forward. The expected return on plan assets for 2005 was a function of the average historical return of 4.5% on the 80% of the funds invested by Aegon, and an estimated return of 9% on the 20% of the funds invested in the Aegon Equity Fund. The three year return to the Company on the Aegon Equity Fund was approximately 15%. In 2005, the actual return on plan assets exceeded the expected return on plan assets by approximately $0.2 million.

     The Company has also made a number of estimates and assumptions relating to the reporting of other assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Such estimates primarily relate to allowances for doubtful accounts receivable, investment valuation, legal matters, and estimates of progress toward completion and direct profit or loss on fixed-price contracts, as applicable. Actual results could differ from these estimates.

FINANCIAL CONDITION AND LIQUIDITY

Cash used in operating activities was $16.2 million in 2005. Net income from continuing operations was $2.4 million, while other non-cash adjustments, primarily consisting of depreciation expense, deferred taxes, and deferred compensation totaled $2.3 million. Accounts receivable increased $26.6 million as compared to December 31, 2004 primarily due to the increase in revenue in 2005 as compared to 2004, and the timing of the services provided by the additional staff added during 2005. The timing of the collection of these new billings resulted in an increase in days sales outstanding to 85 days at December 31, 2005 from 72 days at December 31, 2004. The Company anticipates entering into an advance payment program in the first quarter of 2006 for certain of its accounts receivable balances which should lower the consolidated accounts receivable balance, reduce days sales outstanding, and improve operating cash flows. Income taxes receivable, net decreased $0.4 million primarily due to the timing and amount of payments in 2005 as compared to 2005 tax expense. Accounts payable decreased $0.8 million primarily due to the timing of certain payments near year-end. Accrued compensation increased $5.9 million in 2005 due to an increase of approximately 1,000 in the total headcount in North America in 2005. Advance billings on contracts decreased $0.6 million due to the timing of billings on customer accounts near the end of 2005.

Investing activities used $3.3 million in 2005, which primarily represented the additions to property and equipment. The Company has no significant commitments for the purchase of property or equipment at December 31, 2005.

Financing activities provided $18.1 million of cash in 2005. For 2005, additional net borrowings under the Company's revolving credit lines totaled $18.5 million. On April 20, 2005, the Company entered into a new revolving credit agreement (Agreement) which allows the Company to borrow up to $35 million. Total debt issuance costs for this new agreement totaled approximately $0.5 million, and are being amortized over the term of the Agreement. This new Agreement has a term of three years and expires in April 2008. Accordingly, the Company has recorded its outstanding indebtedness at December 31, 2005 of $23.2 million as long-term debt. The Agreement has interest rates ranging from 0 to 75 basis points over the prime rate and 150 to 225 basis points over Libor, and provides certain of the Company's assets as security for outstanding borrowings. The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions. The Company was in compliance with these covenants at December 31, 2005. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. Daily average borrowings for 2005 were $17.3 million. Payments for interest expense totaled approximately $1.1 million during 2005.

During the second quarter of 2005, the Company authorized an additional buyback of 1.0 million shares, bringing the total authorizations to repurchase shares of its common stock for treasury and the Company's stock trusts to 2.4 million shares. During 2005, the Company used $1.4 million to purchase approximately 0.4 million shares of its stock for treasury. At December 31, 2005, approximately
1.6 million shares have been repurchased in total under the authorizations, leaving 0.8 million shares authorized for future purchases.

At December 31, 2005, consolidated shareholders' equity totaled $57.0 million, an increase of $0.3 million from the December 31, 2004 total of $56.7 million. Net income in 2005 totaled $2.4 million, but was primarily offset by a foreign currency adjustment of $1.0 million, and the $1.4 million spent to purchase approximately 0.4 million shares of the Company's stock for treasury.

During 2005, the Company identified certain errors in the application of generally accepted accounting principles that affected the Company's retained earnings balance as of December 31, 2002. One item related to a deferred tax liability for property and equipment basis differences. The Company determined that this liability was overstated by approximately $0.4 million, and that the missstatement did not relate to 2003, 2004 or 2005. A second item related to the accounting for rent escalation clauses in long-term operating leases for several of the Company's leased offices. When recognizing operating lease expense for historical periods, the Company determined that it had not applied the requirement of SFAS No. 13, paragraph 15, Accounting for Leases, related to the straight-line recognition of operating lease expense. The Company determined that a liability of approximately $0.2 million ($0.1 million net of tax) was necessary at December 31, 2002. The net impact of these adjustments, totaling approximately $0.2 million, has been recorded as an adjustment to increase the Company's retained earnings balance as of December 31, 2002. No adjustment was made to the Company's consolidated statements of operations related to this matter for 2003 or 2004 as such amounts were not deemed material. Adjustments were made to the Company's 2005 statement of operations for certain of these items, the impact of which was not deemed material.

At December 31, 2005, the Company has restricted use to approximately $0.3 million of its cash and temporary cash investments as the funds are held as a guarantee by a financial institution for leased office space.

The Company believes existing internally available funds, cash potentially generated from operations, and available borrowings under the Company's revolving line of credit totaling approximately $11.5 million at December 31, 2005, will be sufficient to meet foreseeable working capital, capital expenditure, and stock repurchase requirements, and to allow for future internal growth and expansion.

OFF-BALANCE SHEET ARRANGEMENTS

The Company did not have off-balance sheet arrangements or transactions in either 2005 or 2004.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company's European operations.

At December 31, 2005, there was a total of $23.2 million outstanding under the Company's revolving credit agreement. As noted in "Financial Condition and Liquidity," daily average borrowings for 2005 under the Company's revolving credit agreement were $17.3 million. Accordingly, a 1% increase or decrease in interest rates would have increased or decreased annual interest expense by approximately $173,000.

There was a nominal affect on revenue for changes in year-over-year foreign currency exchange rates. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. Had there been no change in these exchange rates from 2004 to 2005, total European revenue would have been approximately $0.1 million higher, or $48.4 million in total in Europe as compared to the $48.3 million reported in 2005. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

CONTRACTUAL OBLIGATIONS

A summary of the Company's contractual obligations at December 31, 2005 is as follows:

(in millions)                                    Less than   Years   Years   More than
                                         Total     1 year     2-3     4-5     5 years
                                         -----   ---------   -----   -----   ---------
Long-term debt                     A     $23.2      $ --     $23.2    $ --      $ --
Capital lease obligations          B       0.0       0.0       0.0      --        --
Operating lease obligations        C      14.1       4.6       6.1     1.8       1.6
Purchase obligations               D       1.4       1.0       0.4      --        --
Deferred compensation benefits
   (United States)                 E       6.7       0.7       1.5     1.5       3.0
Deferred compensation benefits
   (Europe)                        F        --        --        --      --        --
Other long-term liabilities        G       0.7       0.2       0.4     0.1        --
                                         -----      ----     -----    ----      ----
                                 Total   $46.1      $6.5     $31.6    $3.4      $4.6
                                         =====      ====     =====    ====      ====

A On April 20, 2005, the Company entered into a new revolving credit agreement (Agreement) which allows the Company to borrow up to $35 million. This Agreement has a term of three years and expires in April 2008. The Company uses this facility to fund its working capital obligations as needed, primarily including funding the U.S. bi-weekly payroll.

     The Company currently has two outstanding letters of credit totaling approximately $0.3 million that collateralize an office lease and an employee benefit program.

B The Company has one capital lease totaling less than $50,000, and is not committed to enter any other capital lease obligations at this time.

C Operating lease obligations relate to the rental of office space, office equipment, and automobiles leased in the Company's European operations. Total rental expense under operating leases in 2005, 2004, and 2003 was approximately $6.3 million, $7.4 million, and $7.5 million, respectively.

D The Company is currently obligated for purchase obligations in 2006 to spend approximately $1.0 million, including $0.6 million for software maintenance and support fees, $0.2 million for computer-based training courses, $0.1 million for recruiting services, and $0.1 million for a telephone and voicemail upgrade. In 2007, the Company's total purchase obligation for similar services totals $0.4 million.

E The Company is committed for deferred compensation benefits in the United States under two plans. The Executive Supplemental Benefit Plan (ESBP) provides a current and certain former key executives with deferred compensation benefits. The ESBP was amended as of November 30, 1994 to freeze benefits for participants at that time. Currently, 13 individuals are receiving benefits under this plan. The ESBP is deemed to be unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities.

     The Company also has a non-qualified defined-contribution deferred compensation plan for certain key executives. There were no contributions to this plan in 2005, and only one executive currently has a vested balance under the plan. The Company anticipates making contributions totaling approximately $0.2 million in 2006 to this plan for amounts earned in 2005.

F The Company retained a contributory defined-benefit plan for its previous employees located in The Netherlands when the Company disposed of its subsidiary, CTG Nederland B.V., in the first quarter of 2004. This plan was curtailed on January 1, 2003 for additional contributions. As this plan is nearly fully funded at December 31, 2005, the Company does not anticipate making significant additional payments to fund the Plan.

G The Company has other long-term liabilities including payments for a postretirement benefit plan and payments for taxes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company's European operations.

On April 20, 2005, the Company entered into a new revolving credit agreement (Agreement) which allows the Company to borrow up to $35 million based upon available collateral and which replaced a previous revolving credit agreement which expired in May 2005. At December 31, 2005 and 2004, there were $23.2 million and $4.7 million outstanding, respectively, under these agreements. Additionally, at December 31, 2005 and 2004, there were $0.3 million and $0.2 million, respectively, outstanding under letters of credit under these agreements.

The maximum amounts outstanding under the revolving credit agreements during 2005, 2004, and 2003 were $29.4 million, $14.7 million, and $20.7 million, respectively. Average bank borrowings outstanding for the years 2005, 2004, and 2003 were $17.3 million, $8.6 million, and $12.4 million, respectively, and carried weighted-average interest rates of 6.0%, 3.5%, and 3.4%, respectively. Accordingly, during 2005 a one percent increase in the weighted-average interest rate would have cost the Company an additional $173,000. The Company incurred commitment fees totaling approximately $0.1 million in each of 2005, 2004 and 2003 relative to the agreements.

During 2005, there was a nominal affect on revenue for year-over-year foreign currency exchange rate changes of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom, the functional currency is the British pound. Had there been no change in these exchange rates from 2004 to 2005, total European revenue would have been approximately $0.1 million higher, or $48.4 million in total in Europe as compared to the $48.3 million reported in 2005. Operating income in Europe was not significantly affected by year-over-year exchange rate changes in these countries. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Computer Task Group, Incorporated:

We have audited the accompanying consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Task Group, Incorporated and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Computer Task Group, Incorporated's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                                        /s/ KPMG LLP

Buffalo, New York
March 10, 2006

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31,                                        2005       2004       2003
-------------------------------------                        --------   --------   --------
(amounts in thousands, except per-share data)
Revenue                                                      $294,465   $237,122   $245,514
Direct costs                                                  226,663    173,025    178,530
Selling, general, and administrative expenses                  62,877     60,999     61,453
                                                             --------   --------   --------
Operating income                                                4,925      3,098      5,531
Interest and other income                                         101        103         61
Interest and other expense                                     (1,472)      (780)      (968)
                                                             --------   --------   --------
Income from continuing operations before income taxes           3,554      2,421      4,624
Provision (benefit) for income taxes                            1,131       (546)     1,942
                                                             --------   --------   --------
Income from continuing operations                               2,423      2,967      2,682
Income (loss) from discontinued operations (including loss
   on disposal of $3.9 million in 2004)                            --     (4,411)        62
                                                             --------   --------   --------
Net income (loss)                                            $  2,423   $ (1,444)  $  2,744
                                                             ========   ========   ========
Basic net income (loss) per share:
   Continuing operations                                     $   0.14   $   0.18   $   0.16
   Discontinued operations                                         --      (0.27)        --
                                                             --------   --------   --------
   Basic net income (loss) per share                         $   0.14   $  (0.09)  $   0.16
                                                             ========   ========   ========
Diluted net income (loss) per share:
   Continuing operations                                     $   0.14   $   0.17   $   0.16
   Discontinued operations                                         --      (0.25)        --
                                                             --------   --------   --------
   Diluted net income (loss) per share                       $   0.14   $  (0.08)  $   0.16
                                                             ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS DECEMBER 31,                      2005        2004
----------------------------------------                    --------   ---------
(amounts in thousands, except share balances)
ASSETS
Current assets:
   Cash and temporary cash investments                      $  2,556   $  4,488
   Accounts receivable, net of allowances of $1,087
      and $1,327 in 2005 and 2004, respectively               71,940     46,771
   Prepaids and other                                          1,978      2,103
   Income taxes receivable                                        --        225
   Deferred income taxes                                       1,767      1,572
                                                            --------   --------
         Total current assets                                 78,241     55,159
Property and equipment, net of accumulated depreciation
   of $25,377 and $24,618 in 2005 and 2004, respectively       6,616      6,075
Goodwill                                                      35,678     35,678
Deferred income taxes                                          4,987      4,717
Other assets                                                   2,273      1,846
                                                            --------   --------
         Total assets                                       $127,795   $103,475
                                                            ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $  9,277   $  9,263
   Accrued compensation                                       22,153     16,831
   Advance billings on contracts                               1,312      1,922
   Other current liabilities                                   4,773      5,030
   Current portion of long-term debt                              --      4,650
   Income taxes payable                                           70         --
                                                            --------   --------
         Total current liabilities                            37,585     37,696
Long-term debt                                                23,150         --
Deferred compensation benefits                                 8,842      8,570
Other long-term liabilities                                    1,203        499
                                                            --------   --------
         Total liabilities                                    70,780     46,765
                                                            --------   --------
Shareholders' equity:
   Common stock, par value $.01 per share, 150,000,000
      shares authorized; 27,017,824 shares issued                270        270
   Capital in excess of par value                            111,172    111,272
   Retained earnings                                          41,646     39,223
   Less: Treasury stock of 6,525,890 and 6,148,990 shares
         at cost, respectively                               (32,811)   (31,416)
         Stock Trusts of 3,939,664 and 4,057,857 shares
         at cost, respectively                               (57,542)   (58,045)
   Accumulated other comprehensive loss:
      Foreign currency adjustment                             (4,221)    (3,205)
      Minimum pension liability adjustment                    (1,499)    (1,389)
                                                            --------   --------
            Accumulated other comprehensive loss              (5,720)    (4,594)
                                                            --------   --------
         Total shareholders' equity                           57,015     56,710
                                                            --------   --------
            Total liabilities and shareholders' equity      $127,795   $103,475
                                                            ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31,                                                    2005       2004      2003
-------------------------------------                                    --------   -------   -------
(amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $  2,423   $(1,444)  $ 2,744
Income (loss) from discontinued operations                                     --    (4,411)       62
                                                                         --------   -------   -------
Income from continuing operations                                           2,423     2,967     2,682
Adjustments:
   Depreciation expense                                                     2,662     2,625     3,226
   Deferred income taxes                                                     (567)     (187)      (86)
   Tax benefit on stock option exercises                                       31        18         4
   Loss on sales of property and equipment                                     23        31       220
   Deferred compensation                                                      162         1        76
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                          (26,555)   (5,613)    4,722
      (Increase) decrease in prepaids and other                                48       361      (867)
      (Increase) decrease in income taxes receivable, net                     374       866    (1,219)
      Increase in other assets                                                (12)      (75)      (16)
      Increase (decrease) in accounts payable                                (794)      675       428
      Increase (decrease) in accrued compensation                           5,917    (2,687)     (275)
      Increase (decrease) in advance billings on contracts                   (609)      628      (313)
      Increase in other current liabilities                                     7       755       323
      Increase (decrease) in other long-term liabilities                      704       (70)     (242)
                                                                         --------   -------   -------
Net cash provided by (used in) operating activities                       (16,186)      295     8,663
                                                                         --------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                     (3,422)   (1,841)   (1,492)
   Proceeds from sales of property and equipment                               92        15     2,283
                                                                         --------   -------   -------
Net cash provided by (used in) investing activities                        (3,330)   (1,826)      791
                                                                         --------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (payments on) long-term revolving debt, net               18,500     4,650    (8,497)
   Change in cash overdraft, net                                            1,165    (2,094)     (557)
   Debt issuance costs                                                       (507)       --        --
   Proceeds from Employee Stock Purchase Plan                                 144       162       215
   Purchase of stock for treasury                                          (1,395)       --        --
   Proceeds from other stock plans                                            228       160        51
                                                                         --------   -------   -------
Net cash provided by (used in) financing activities                        18,135     2,878    (8,788)
                                                                         --------   -------   -------
CASH FLOWS FROM DISCONTINUED OPERATIONS:
   (revised - See note 1, "Statement of Cash Flows")
   Cash provided by (used in) operating activities                             --    (2,308)    1,215
   Cash used in investing activities                                           --        --      (180)
   Cash from financing activities                                              --        --        --
                                                                         --------   -------   -------
      Net cash provided by (used in) discontinued operations                   --    (2,308)    1,035
                                                                         --------   -------   -------
Effect of exchange rate changes on cash and temporary cash investments       (551)      252       625
                                                                         --------   -------   -------
Net increase (decrease) in cash and temporary
   cash investments                                                        (1,932)     (709)    2,326
                                                                         --------   -------   -------
Cash and temporary cash investments at beginning of year                    4,488     5,197     2,871
Cash and temporary cash investments at end of year                       $  2,556   $ 4,488   $ 5,197
                                                                         ========   =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                               COMMON STOCK     CAPITAL IN                TREASURY STOCK
                                              ---------------    EXCESS OF   RETAINED   -----------------
                                              SHARES   AMOUNT    PAR VALUE   EARNINGS   SHARES    AMOUNT
                                              ------   ------   ----------   --------   ------   --------
(amounts in thousands)                                                     (see note 2)
BALANCE AS OF DECEMBER 31, 2002               27,018    $270     $111,465     $37,923    6,149   $(31,416)

Employee Stock Purchase Plan share issuance       --      --          (99)         --       --         --
Stock Option Plan share issuance                  --      --          (33)         --       --         --
Comprehensive income (loss):
   Net income                                     --      --           --       2,744       --         --
   Foreign currency adjustment                    --      --           --          --       --         --
   Minimum pension liability adjustment           --      --           --          --       --         --
                                              ------    ----     --------     -------    -----   --------
      Total comprehensive income (loss)           --      --           --       2,744       --         --
                                              ------    ----     --------     -------    -----   --------
BALANCE AS OF DECEMBER 31, 2003               27,018     270      111,333      40,667    6,149    (31,416)

Employee Stock Purchase Plan share issuance       --      --          (14)         --       --         --
Stock Option Plan share issuance                  --      --          (47)         --       --         --
Comprehensive income (loss):
   Net loss                                       --      --           --      (1,444)      --         --
   Foreign currency adjustment                    --      --           --          --       --         --
   Minimum pension liability adjustment           --      --           --          --       --         --
                                              ------    ----     --------     -------    -----   --------
      Total comprehensive income (loss)           --      --           --      (1,444)      --         --
                                              ------    ----     --------     -------    -----   --------
BALANCE AS OF DECEMBER 31, 2004               27,018     270      111,272      39,223    6,149    (31,416)

Employee Stock Purchase Plan share issuance       --      --          (23)         --       --         --
Stock Option Plan share issuance                  --      --          (77)         --       --         --
Purchase of stock                                 --      --           --          --      377     (1,395)
Comprehensive income (loss):
   Net income                                     --      --           --       2,423       --         --
   Foreign currency adjustment                    --      --           --          --       --         --
   Minimum pension liability adjustment           --      --           --          --       --         --
                                              ------    ----     --------     -------    -----   --------
      Total comprehensive income (loss)           --      --           --       2,423       --         --
                                              ------    ----     --------     -------    -----   --------
BALANCE AS OF DECEMBER 31, 2005               27,018    $270     $111,172     $41,646    6,526   $(32,811)
                                              ======    ====     ========     =======    =====   ========

                                                                                 MINIMUM
                                                 STOCK TRUSTS       FOREIGN      PENSION        TOTAL
                                              -----------------    CURRENCY     LIABILITY   SHAREHOLDERS'
                                              SHARES    AMOUNT    ADJUSTMENT   ADJUSTMENT       EQUITY
                                              ------   --------   ----------   ----------   -------------
(amounts in thousands)
BALANCE AS OF DECEMBER 31, 2002               4,246    $(58,848)   $(6,116)     $  (682)       $52,596

Employee Stock Purchase Plan share issuance     (73)        314         --           --            215
Stock Option Plan share issuance                (21)         88         --           --             55
Comprehensive income (loss):
   Net income                                    --          --         --           --          2,744
   Foreign currency adjustment                   --          --      1,276           --          1,276
   Minimum pension liability adjustment          --          --         --         (529)          (529)
                                              -----    --------    -------      -------        -------
      Total comprehensive income (loss)          --          --      1,276         (529)         3,491
                                              -----    --------    -------      -------        -------
BALANCE AS OF DECEMBER 31, 2003               4,152     (58,446)    (4,840)      (1,211)        56,357

Employee Stock Purchase Plan share issuance     (41)        176         --           --            162
Stock Option Plan share issuance                (53)        225         --           --            178
Comprehensive income (loss):
   Net loss                                      --          --         --           --         (1,444)
   Foreign currency adjustment                   --          --      1,635           --          1,635
   Minimum pension liability adjustment          --          --         --         (178)          (178)
                                              -----    --------    -------      -------        -------
      Total comprehensive income (loss)          --          --      1,635         (178)            13
                                              -----    --------    -------      -------        -------
BALANCE AS OF DECEMBER 31, 2004               4,058     (58,045)    (3,205)      (1,389)        56,710

Employee Stock Purchase Plan share issuance     (39)        167         --           --            144
Stock Option Plan share issuance                (79)        336         --           --            259
Purchase of stock                                --          --         --           --         (1,395)
Comprehensive income (loss):
   Net income                                    --          --         --           --          2,423
   Foreign currency adjustment                   --          --     (1,016)          --         (1,016)
   Minimum pension liability adjustment          --          --         --         (110)          (110)
                                              -----    --------    -------      -------        -------
      Total comprehensive income (loss)          --          --     (1,016)        (110)         1,297
                                              -----    --------    -------      -------        -------
BALANCE AS OF DECEMBER 31, 2005               3,940    $(57,542)   $(4,221)     $(1,499)       $57,015
                                              =====    ========    =======      =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Computer Task Group, Incorporated, and its subsidiaries (the Company or CTG), located primarily in North America and Europe. There are no unconsolidated entities, or off balance sheet arrangements. All inter-company accounts and transactions have been eliminated. Certain amounts in the prior years' consolidated financial statements and notes have been reclassified to conform to the current year presentation. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Such estimates primarily relate to the valuation of goodwill, allowances for doubtful accounts receivable and deferred tax assets, investment valuation, legal matters, actuarial assumptions, estimates of progress toward completion and direct profit or loss on fixed-price contracts, and discount rates and expected rates of return, as applicable, for the Company's defined benefit and postretirement benefit plans. Actual results could differ from those estimates.

The Company operates in one industry segment, providing IT staffing solutions services to its clients. These services include IT Staffing, Application Outsourcing, and IT Solutions. CTG provides these three primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. The Company promotes a portion of its services through four vertical market focus areas: Technology Service Providers, Financial Services, HealthCare, and Life Sciences.

REVENUE AND COST RECOGNITION

The Company primarily recognizes revenue on time-and-materials and monthly fee contracts as hours are expended and costs are incurred. Fixed-price contracts accounted for under the percentage-of-completion method represented approximately three percent of 2005, four percent of 2004, and three percent of 2003 revenue, respectively. The amount of revenue recorded is a factor of the percentage of labor and overhead costs incurred to date to total estimated labor and overhead costs for each contract. Fixed-price contract costs include all direct labor and material costs and those indirect costs related to contract performance. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. As required, the Company includes billable expenses in its accounts as both revenue and direct costs. These billable expenses totaled $9.2 million, $8.3 million, and $6.7 million in 2005, 2004 and 2003, respectively.

Bad debt expense (benefit) in 2005, 2004 and 2003 was $(0.1) million, $0.4 million, and $0.5 million, respectively.

RESTRICTED CASH

At December 31, 2005, the Company has restricted use to approximately $0.3 million of its cash and temporary cash investments as the funds are held as a guarantee by a financial institution for leased office space.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2005 and 2004, the carrying amounts of the Company's financial instruments, which include cash and temporary cash investments ($2.6 million and $4.5 million, respectively), accounts receivable, net ($71.9 million and $46.8 million, respectively), accounts payable ($9.3 million and $9.3 million, respectively), and the current and non-current portions of long-term debt ($23.2 million and $4.7 million, respectively), approximate fair value.

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

LEASES

The Company is obligated under a number of long-term operating leases primarily for the rental of office space, office equipment and automobiles based in Europe. In instances where the Company has negotiated rent holidays, or leases that contain rent escalation clauses, the expense for those leases is recognized monthly on a straight line basis over the term of the lease.

GOODWILL

As of December 31, 2005 or 2004, the Company does not have any intangible assets other than goodwill recorded on its consolidated balance sheet. As of January 1, 2006 and 2005 with the assistance of an independent appraisal company, and as of January 1, 2004, the Company completed its annual valuation of the business unit to which the Company's goodwill relates. These valuations, as applicable, are based on estimates and assumptions that may analyze the appraised value of similar transactions from which the goodwill arose, the appraised value of similar companies, or estimates of future discounted cash flows. The valuations indicated that the estimated fair value of the business unit exceeded the carrying value of this unit in each period. Additionally, there are no facts or circumstances that arose during 2005, 2004 or 2003 that led management to believe the goodwill was impaired. Accordingly, the Company believes no additional impairment is required to be recorded in its consolidated financial results. The remaining goodwill balance at December 31, 2005 of $35.7 million is included in the Company's North American operations.

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

During the second quarter of 2003, the Company sold a property it owned for approximately $2.2 million. The Company recorded a loss of approximately $0.2 million at the time of the sale.

INCOME TAXES

The Company provides deferred income taxes for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. In assessing the realizability of deferred tax assets, management considers within each tax jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Tax credits, if any, are accounted for as a reduction of the income tax provision in the year in which they are realized. For the years ended December 31, 2005, 2004, and 2003, the tax expense associated with the minimum pension liability adjustment (recorded in shareholders' equity) was $0.1 million, $0.1 million, and $0.4 million, respectively.

STOCK-BASED EMPLOYEE COMPENSATION

The Company accounts for its stock-based employee compensation plans in accordance with the provisions of FAS No. 123, "Accounting for Stock-Based Compensation," and FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which allows entities to continue to apply the intrinsic value recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, no stock-based employee compensation cost is reflected in the net income (loss) of the Company for the periods presented in these consolidated financial statements, as all options granted by the Company had an exercise price that was equal to or greater than the underlying common stock at the date of grant. See note 11, "Stock Option Plans."

On November 16, 2005, the Board of Directors of the Company approved the acceleration of the vesting of all unvested out-of-the money stock options previously awarded to its employees, including its executive officers and its directors under the Company's equity compensation plans having an exercise price greater than $3.48, which was the closing price of the Company's common stock on that date. Options to purchase approximately 1.1 million shares of the Company's common stock became exercisable immediately. The weighted-average exercise price of the options subject to the acceleration was $4.69.

The purpose of the acceleration was to enable the Company to eliminate future compensation expense the Company would otherwise recognize in its statements of operations with respect to these accelerated options upon the adoption of FASB Statement No. 123R, "Share-Based Payment" (FAS No. 123R). The Board of Directors took the action in the belief that it is in the best interest of the shareholders to minimize future compensation expense associated with stock options upon adoption of FAS No. 123R. FAS No. 123R is effective for the Company beginning in the first quarter of 2006 and will require that compensation expense associated with stock options be recognized in the statement of operations, rather than as a footnote disclosure in the Company's consolidated financial statements. It is estimated that the maximum future compensation expense that would have been recorded in the Company's statements of operations had the vesting of these options not been accelerated is approximately $1.4 million. The impact of the acceleration of the vesting of the options on the Company's 2005 financial statements is disclosed in the pro forma footnote disclosures, as permitted under the transition guidance provided by the FASB, in note 11 "Stock Option Plans."

The following table details the effect on net income (loss) and basic and diluted net income (loss) per share as if the Company had adopted the fair value recognition provisions of FAS No. 123 as they apply to stock-based employee compensation:

                                                 2005      2004      2003
                                               -------   -------   -------
(amounts in thousands, except per-share data)
Net income (loss), as reported                 $ 2,423   $(1,444)  $ 2,744
Stock-based employee compensation expense as
   calculated under the fair value
   method for all awards, net of tax            (2,502)   (1,082)   (1,253)
                                               -------   -------   -------
Pro forma net income (loss)                    $   (79)  $(2,526)  $ 1,491
                                               =======   =======   =======
Basic net income (loss) per share:
   As reported                                 $  0.14   $ (0.09)  $  0.16
                                               =======   =======   =======
   Pro forma                                   $ (0.00)  $ (0.15)  $  0.09
                                               =======   =======   =======
Diluted net income (loss) per share:
   As reported                                 $  0.14   $ (0.08)  $  0.16
                                               =======   =======   =======
   Pro forma                                   $ (0.00)  $ (0.15)  $  0.09
                                               =======   =======   =======

Pro forma amounts for compensation cost may not be indicative of the effects on earnings for future years. The Company's pro forma amounts of compensation expense, net of tax, are calculated using the straight-line method of calculating expense for the pro rata vesting that occurs for the Company's outstanding stock options.

NET INCOME (LOSS) PER SHARE

Basic and diluted earnings (loss) per share (EPS) for the years ended December 31, 2005, 2004, and 2003 are as follows:

                                                  NET     WEIGHTED-    EARNINGS
                                                 INCOME    AVERAGE      (LOSS)
FOR THE YEAR ENDED                               (LOSS)     SHARES    PER SHARE
------------------                              -------   ---------   ---------
(amounts in thousands, except per-share data)
DECEMBER 31, 2005
Basic EPS
Income from continuing operations               $ 2,423     16,735     $  0.14
Loss from discontinued operations                    --     16,735          --
                                                -------                -------
Net income                                      $ 2,423     16,735     $  0.14
                                                =======                =======
Diluted EPS
Income from continuing operations               $ 2,423     17,066     $  0.14
Loss from discontinued operations                    --     17,066          --
                                                -------                -------
Net income                                      $ 2,423     17,066     $  0.14
                                                =======                =======
DECEMBER 31, 2004
Basic EPS
Income from continuing operations               $ 2,967     16,761     $  0.18
Loss from discontinued operations                (4,411)    16,761       (0.27)
                                                -------                -------
Net loss                                        $(1,444)    16,761     $ (0.09)
                                                =======                =======
Diluted EPS
Income from continuing operations               $ 2,967     17,140     $  0.17
Loss from discontinued operations                (4,411)    17,140       (0.25)
                                                -------                -------
Net loss                                        $(1,444)    17,140     $ (0.08)
                                                =======                =======
DECEMBER 31, 2003
Basic EPS
Income from continuing operations               $ 2,682     16,663     $  0.16
Income from discontinued operations                  62     16,663          --
                                                -------                -------
Net income                                      $ 2,744     16,663     $  0.16
                                                =======                =======
Diluted EPS
Income from continuing operations               $ 2,682     16,846     $  0.16
Income from discontinued operations                  62     16,846          --
                                                -------                -------
Net income                                      $ 2,744     16,846     $  0.16
                                                =======                =======

Weighted-average shares represent the average of issued shares less treasury shares and less the shares held in the Stock Trusts. In 2005, 2004 and 2003, the dilutive effect of outstanding stock options was 331,000, 379,000 and 183,000 weighted-average shares, respectively.

Options to purchase 2.3 million, 1.8 million, and 1.6 million shares of common stock were outstanding at December 31, 2005, 2004, and 2003, respectively, but were not included in the computation of diluted earnings per share, as the options' exercise price was greater than the average market price of the Company's common shares.

FOREIGN CURRENCY

The functional currency of the Company's foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date, for equity accounts using historical exchange rates, and for revenue and expense activity using the applicable month's average exchange rates. During 2005, the Company recorded a loss totaling approximately $0.1 million from a foreign currency transaction for the settlement of intercompany balances, while during 2004 the Company recorded a gain of approximately $30,000 from such transactions.

STATEMENTS OF CASH FLOWS

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

In 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows from discontinued operations in 2003 and 2004, where as in prior periods these amounts were presented on a combined basis as a single amount in each year.

Interest paid during 2005, 2004, and 2003 amounted to $1.1 million, $0.4 million, and $0.5 million, respectively, while net income tax payments (receipts) totaled $0.7 million, $(1.5) million, and $1.1 million for the respective years.

RELATED PARTY TRANSACTIONS

The Company did not have any related party arrangements or transactions in 2005, 2004 or 2003.

ACCOUNTING STANDARDS PRONOUNCEMENTS

In December 2004, the FASB issued FAS No. 123R, "Share-Based Payment" (FAS
123R). FAS 123R establishes standards for the accounting for transactions in which the Company exchanges its equity instruments for goods or services. The standard requires the Company to measure the cost of services received in exchange for awards of equity instruments based upon the grant date fair value of the award. Currently, the Company only issues stock options in exchange for employee and director services. Under the new standard, the calculated cost of the equity awards will be recognized in the Company's results of operations over the period in which an employee or director is required to provide the services for the award. Compensation cost will not be recognized for employees or directors that do not render the requisite services. This new standard is effective for the Company as of January 1, 2006.

In May 2005, the FASB issued FAS No. 154, "Accounting Changes and Corrections of Errors" (FAS 154). FAS 154 replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, as well as carrying forward some of the guidance in the previous statements. This new standard is effective for the Company for accounting changes and corrections of errors made in fiscal years beginning January 1, 2006. The Company is currently in the process of evaluating the affect of the adoption of this new standard, if any, on its financial condition and results of operations.

During 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). This interpretation clarifies that the term "conditional asset retirement obligation" refers to a legal obligation to perform asset retirement activities in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the Company, but that the obligation to perform the asset retirement activity is not conditional. FIN 47 is applicable to the Company for the year ended December 31, 2005. The Company has reviewed its assets and business operations, including its leasing activities, and determined that the issuance of this interpretation did not have an impact on the Company's financial condition or results of operations.

2. ADJUSTMENT TO RETAINED EARNINGS AS OF DECEMBER 31, 2002

During 2005, the Company identified certain errors in the application of generally accepted accounting principles that affected the Company's retained earnings balance as of December 31, 2002. One item related to a deferred tax liability for property and equipment basis differences. The Company determined that this liability was overstated by approximately $0.4 million, and that the misstatement did not relate to 2003, 2004 or 2005. A second item related to the accounting for rent escalation clauses in long-term operating leases for several of the Company's leased offices. When recognizing operating lease expense for historical periods, the Company determined that it had not applied the requirement of SFAS No. 13, paragraph 15, Accounting for Leases, related to the straight-line recognition of operating lease expense. The Company determined that a liability of approximately $0.2 million ($0.1 million net of tax) was necessary at December 31, 2002. The net impact of these adjustments, totaling approximately $0.2 million, has been recorded as an adjustment to increase the Company's retained earnings balance as of December 31, 2002. No adjustment was made to the Company's consolidated statements of operations related to this matter for 2003 or 2004 as such amounts were not deemed material. Adjustments were made to the Company's 2005 statement of operations for certain of these items, the impact of which was not deemed material.

3. DISCONTINUED OPERATIONS

During the first quarter of 2004, the Company disposed of its Dutch operating subsidiary, CTG Nederland B.V., in a transaction in which the Company sold the subsidiary's stock and transferred the unit's business, staff, and lease and equipment obligations to the unit's management team. The effective date of the disposition was January 1, 2004, and the transaction has been treated as discontinued operations in these consolidated financial statements. As part of the transaction, the Company retained the assets and liabilities related to the defined-benefit plan for its previous employees in The Netherlands (NDBP). At the time of the disposition, the net asset of the plan totaled approximately $0.5 million. The activities of the NDBP are discussed in note 8, "Deferred Compensation Benefits." This unit had previously been included in the financial results of the Company's European operations.

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

Revenue, loss before income taxes, and income (loss) from discontinued operations for 2004 and 2003 are as follows:

                                               2004      2003
                                             -------   -------
(amounts in thousands)
Revenue                                      $    --   $ 6,827
Loss before income taxes                     $    --   $(1,762)
Income (loss) from discontinued operations   $(4,411)  $    62

During 2003, the Company recorded a tax refund and interest thereon of approximately $1.1 million and $0.6 million, respectively, resulting from the resolution of a court case in The Netherlands which for tax purposes created a net operating loss benefit for the Company's Dutch subsidiaries. This refund was received in 2004 and included above as part of the income from discontinued operations in 2003.

4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2004 are summarized as follows:

DECEMBER 31,                    USEFUL LIFE       2005       2004
------------                    -----------     --------   --------
                                  (years)     (amounts in thousands)
Land                                  --        $    378   $    378
Buildings                             30           4,448      4,527
Equipment                            2-5          10,894     10,633
Furniture                           5-10           4,510      4,860
Software                             1-5           8,901      7,494
Leasehold improvements              3-10           2,862      2,801
                                                --------   --------
                                                  31,993     30,693
Less accumulated depreciation                    (25,377)   (24,618)
                                                --------   --------
                                                $  6,616   $  6,075
                                                ========   ========

5. DEBT

On April 20, 2005, the Company entered into a new revolving credit agreement (Agreement) which allows the Company to borrow up to $35 million. This new Agreement has a term of three years and expires in April 2008. Accordingly, the Company has recorded its outstanding indebtedness at December 31, 2005 of $23.2 million as long-term debt. The Agreement has interest rates ranging from 0 to 75 basis points over the prime rate and 150 to 225 basis points over Libor, and provides certain of the Company's assets as security for outstanding borrowings. The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions. At December 31, 2005, the Company was in compliance with these covenants. Prior to signing this new Agreement, the Company had a previous revolving credit agreement which expired in May 2005. At December 31, 2005 and 2004, there were $23.2 million and $4.7 million outstanding, respectively, under these agreements. Additionally, at December 31, 2005 and 2004, there were $0.3 million and $0.2 million, respectively, outstanding under letters of credit under these agreements.

The maximum amounts outstanding under the revolving credit agreements during 2005, 2004, and 2003 were $29.4 million, $14.7 million, and $20.7 million, respectively. Average bank borrowings outstanding for the years 2005, 2004, and 2003 were $17.3 million, $8.6 million, and $12.4 million, respectively, and carried weighted-average interest rates of 6.0%, 3.5%, and 3.4%, respectively. The Company incurred commitment fees totaling approximately $0.1 million in each of 2005, 2004 and 2003 relative to the agreements.

6. INCOME TAXES

The provision (benefit) for income taxes for 2005, 2004, and 2003 consists of the following:

                                                             2005     2004     2003
                                                            ------   ------   -------
(amounts in thousands)
DOMESTIC AND FOREIGN COMPONENTS OF INCOME
(LOSS) BEFORE INCOME TAXES ARE AS FOLLOWS:
Domestic                                                    $2,835   $2,552   $ 6,049
Foreign                                                        719     (131)   (1,425)
                                                            ------   ------   -------
                                                            $3,554   $2,421   $ 4,624
                                                            ======   ======   =======
THE PROVISION (BENEFIT) FOR INCOME TAXES
CONSISTS OF:
Current tax:
   U.S. federal                                             $  557   $  201   $ 1,648
   Foreign                                                     344     (683)       --
   U.S. state and local                                        108      188       545
                                                            ------   ------   -------
                                                             1,009     (294)    2,193
Deferred tax:
   U.S. federal                                               (246)      12      (165)
   Foreign                                                     360      316      (133)
   U.S. state and local                                          8     (580)       47
                                                            ------   ------   -------
                                                               122     (252)     (251)
                                                            ------   ------   -------
                                                            $1,131   $ (546)  $ 1,942
                                                            ======   ======   =======
THE EFFECTIVE AND STATUTORY INCOME
TAX RATE CAN BE RECONCILED AS FOLLOWS:
Tax at statutory rate of 34%                                $1,208   $  823   $ 1,572
State tax, net of federal benefits                              99      102       360
Benefit of state net operating losses previously offset
   by valuation allowances                                     (29)    (356)       --
Non-taxable income                                            (557)    (455)     (206)
Non-deductible expenses                                        712      600       227
Change in beginning of year temporary differences               --     (151)       --
Change in estimate primarily related to recent tax
   legislation enacted in Europe                                --     (639)       --
Change in estimate primarily related to foreign taxes         (161)      --        --
Change in estimate primarily related to state taxes            (88)      --        --
Benefit of foreign net operating losses previously offset
   by valuation allowances                                     (66)    (524)       --
Foreign tax rate change                                         --       47        --
Other, net                                                      13        7       (11)
                                                            ------   ------   -------
                                                            $1,131   $ (546)  $ 1,942
                                                            ======   ======   =======
Effective income tax rate                                     31.8%   (22.6)%    42.0%

The estimated effective tax rate (ETR) used to calculate the provision for income taxes from continuing operations was 31.8% in 2005 and a benefit of (22.6)% in 2004. The ETR is recalculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. In 2005, the ETR was reduced due to a change in estimate of approximately $0.1 million for state taxes and a reduction in the valuation allowance for net operating losses in Canada totaling approximately $0.2 million. The increase in the rate in 2005 as compared to 2004 is primarily due to the Company utilizing in 2004 previously recorded net operating loss tax benefits of approximately $0.5 million for its European and Canadian operations that had been fully offset by a valuation allowance, a release of approximately $0.6 million of previously recorded tax liabilities resulting from the Company's interpretation of tax legislation enacted in Europe, $0.4 million for state tax net operating loss tax benefits that had previously been fully offset by a valuation allowance, and a net amount of approximately $0.2 million from the release of other deferred tax items.

The Company's deferred tax assets and liabilities at December 31, 2005 and 2004 consist of the following:

DECEMBER 31,                                       2005      2004
------------                                     -------   -------
(amounts in thousands)
ASSETS
Deferred compensation                            $ 3,352   $ 3,251
Loss carryforwards                                 3,353     4,995
Accruals deductible for tax purposes when paid       747       189
Depreciation                                          30        --
Allowance for doubtful accounts                      338       421
Amortization                                         798       918
State taxes                                          728       643
                                                 -------   -------
   Gross deferred tax assets                       9,346    10,417
Deferred tax assets valuation allowance           (2,559)   (3,899)

LIABILITIES
Depreciation                                         (33)     (229)
                                                 -------   -------
Net deferred tax assets                          $ 6,754   $ 6,289
                                                 =======   =======
Net deferred assets and liabilities are
recorded at December 31, 2005
   and 2004 as follows:
Net current assets                               $ 1,767   $ 1,572
Net non-current assets                             4,987     4,717
                                                 -------   -------
Net deferred tax assets                          $ 6,754   $ 6,289
                                                 =======   =======

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company's ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, the availability of qualified professional staff, and a decrease in demand for IT services. Based upon the levels of historical taxable income or loss and projections for future taxable income or loss over the years in which the deferred tax assets are deductible, at December 31, 2005 management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

For the loss carryforwards the Company has recorded as deferred tax assets, the expiration of the various state net operating loss carryforwards totaling approximately $13.2 million is 5 to 20 years and these losses began to expire in 2005. For Canada, the expiration of the net operating loss carryforward totaling $0.4 million is 7 years and begins to expire in 2008, and for Europe, the net operating loss carryforwards for The Netherlands and United Kingdom total approximately $8.3 million, and have no expiration date.

At December 31, 2005, the Company has a deferred tax asset before the valuation allowance resulting from net operating losses in various states of approximately $0.6 million, in The Netherlands of approximately $2.3 million, and approximately $0.5 million in various other countries where it does business. Management of the Company has analyzed each jurisdiction's tax position, including forecasting potential operating profits in future years, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of the deferred tax asset totaling $3.4 million will be realized at any point in the future. Accordingly, at December 31, 2005, the Company has offset a portion of the asset with a valuation allowance totaling $2.6 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.8 million. During 2005 the valuation allowance was reduced by approximately $1.3 million, net due to a variety of factors including the Company utilizing recorded net operating loss benefits of approximately $0.1 million for its Canadian operations, and $0.2 million related to the reversal of the remaining Canadian valuation allowance due to a change in estimate. In 2005, The Netherlands tax authorities settled an audit of the Company's Dutch foreign subsidiary's 2001 income tax return. A resulting decrease in The Netherlands Company's net operating loss carry forward of $0.9 million was due primarily to the disallowance of interest expense on an intercompany loan with its US parent under thin capitalization rules recently affirmed by The Netherlands court system. This change had no net effect on the net deferred asset after a corresponding adjustment in the valuation allowance which fully offsets the deferred tax asset.

During 2004, the Company adopted a tax planning strategy for state tax purposes whereby it combined its operating subsidiary in the United States into the parent corporation. This combination allows the Company to utilize its net operating loss in many of the various states where a net operating loss carryforward exists. Due to the adoption of this strategy at the end of the fourth quarter of 2004, the Company was able to recognize $0.5 million for state tax net operating loss tax benefits that had previously been fully offset by a valuation allowance. At December 31, 2005, there is approximately $0.4 million of valuation allowance remaining that offsets the state net operating loss deferred tax asset.

Undistributed earnings of the Company's foreign subsidiaries were minimal at December 31, 2005, and are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. In the event that the foreign entities' earnings were distributed, it is estimated that U.S. federal and state income taxes, net of foreign credits, would be immaterial. The Company has reviewed the provisions of the American Jobs Creation Act of 2004 and determined that its provisions have no effect on the operations of the Company.

In 2005, 2004, and 2003, 74,000, 37,000, and 13,000 shares of common stock, respectively, were issued through the exercise of non-qualified stock options or through the disqualifying disposition of incentive stock options. The tax benefit to the Company from these transactions, which is credited to capital in excess of par value rather than recognized as a reduction of income tax expense, was $31,000, $18,000, and $4,000 in 2005, 2004, and 2003, respectively. These tax benefits have also been recognized in the consolidated balance sheets as a reduction of current taxes payable.

The Company has established reserves for tax contingencies based upon the probable outcome of tax positions taken for financial statement purposes compared to positions taken on the Company's tax returns. The Company reviews its tax-contingency reserves on a quarterly basis to ensure they are appropriately stated. Such reviews include consideration of factors such as the cause of the action, the degree of probability of an unfavorable outcome, the Company's ability to estimate the liability, and the timing of the liability and how it will impact the Company's other tax attributes. At December 31, 2005, the Company believes it has adequately provided for its tax-related liabilities.

7. LEASE COMMITMENTS

At December 31, 2005, the Company was obligated under a number of long-term operating leases. Minimum future obligations under such leases are summarized as follows:

YEAR ENDING DECEMBER 31,
------------------------
(amounts in thousands)
2006                         $ 4,594
2007                           3,661
2008                           2,420
2009                           1,195
2010                             611
Later years                    1,648
                             -------
Minimum future obligations   $14,129
                             =======

The operating lease obligations relate to the rental of office space, office equipment, and automobiles leased in Europe. Total rental expense under such operating leases for 2005, 2004, and 2003 was approximately $6.3 million, $7.4 million, and $7.5 million, respectively.

8. DEFERRED COMPENSATION BENEFITS

The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (ESBP) that provides a current and certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The plan was amended as of November 30, 1994, to freeze benefits for participants at that time.

Net periodic pension cost for the years ended December 31, 2005, 2004, and 2003 for the ESBP is as follows:

NET PERIODIC PENSION COST - ESBP        2005   2004   2003
--------------------------------        ----   ----   ----
(amounts in thousands)
Interest cost                           $513   $532   $538
Amortization of unrecognized net loss    108     87     22
                                        ----   ----   ----
   Net periodic pension cost            $621   $619   $560
                                        ====   ====   ====

The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V., in the first quarter of 2004. Benefits paid are a function of a percentage of career average pay. The Plan was curtailed for additional contributions in January 2003.

Net periodic pension cost for the twelve month periods ended September 30, 2005, October 1, 2004, and September 26, 2003 for the NDBP is as follows:

NET PERIODIC PENSION COST (BENEFIT) - NDBP    2005    2004    2003
------------------------------------------   -----   -----   -----
(amounts in thousands)
Service cost                                 $  --   $  --   $ 110
Interest cost                                  252     232     216
Expected return on plan assets                (281)   (285)   (251)
Amortization of actuarial loss                   1      --      --
Employee contributions                          --      --     (60)
                                             -----   -----   -----
   Net periodic pension cost (benefit)       $ (28)  $ (53)  $  15
                                             =====   =====   =====

The change in benefit obligation and reconciliation of fair value of plan assets for the year ended December 31, 2005 and 2004 for the ESBP, and for the twelve month period ended September 30, 2005 and October 1, 2004 for the NDBP are as follows:

                                                          ESBP               NDBP
                                                   -----------------   ---------------
CHANGES IN BENEFIT OBLIGATION                        2005      2004     2005     2004
-----------------------------                      -------   -------   ------   ------
(amounts in thousands)
Benefit obligation at
   beginning of period                             $ 9,103   $ 8,833   $4,869   $4,321
Service cost, net                                       --        --       --       --
Interest cost                                          513       532      252      232
Benefits paid                                         (698)     (646)     (23)     (20)
Actuarial (gain) loss                                  241       384      250     (107)
Effect of exchange rate changes                         --        --      426      443
                                                   -------   -------   ------   ------
Benefit obligation at end of period                  9,159     9,103    5,774    4,869
                                                   -------   -------   ------   ------

RECONCILIATION OF FAIR VALUE OF PLAN ASSETS
Fair value of plan assets at beginning of period        --        --    5,511    4,827
Actual return on plan assets                            --        --      441      208
Employer contributions                                 698       646       --       --
Employee contributions                                  --        --       --       --
Benefits paid                                         (698)     (646)     (23)     (20)
Effect of exchange rate changes                         --        --     (195)     496
                                                   -------   -------   ------   ------
Fair value of plan assets at end of period              --        --    5,734    5,511
                                                   -------   -------   ------   ------
Unfunded (funded) status                             9,159     9,103       40     (642)
Unrecognized net actuarial gain (loss)              (2,448)   (2,315)    (664)      25
                                                   -------   -------   ------   ------
Accrued benefit cost (asset)                       $ 6,711   $ 6,788   $ (624)  $ (617)
                                                   -------   -------   ------   ------
Discount rate:
   Benefit obligation                                 5.60%     5.85%    4.10%    5.00%
   Net periodic pension cost                          5.85%     6.25%    4.10%    5.00%
Salary increase rate                                    --        --       --       --
Expected return on plan assets                          --        --     5.00%    5.50%

For the ESBP, the accumulated benefit obligation at December 31, 2005 and 2004 was $9.2 million and $9.1 million, respectively. The amounts included in other comprehensive income (loss) relating to the adjustment to the minimum pension liability for the years ended December 31, 2005 and 2004, net of tax, were approximately $(0.1) million and $(0.2) million, respectively. Benefits paid to participants are funded by the Company as needed. The plan is deemed unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts considered sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan in 2006 and future years to fund the plan.

For the NDBP, the accumulated benefit obligation at September 30, 2005 and October 1, 2004 was $5.8 million and $4.9 million, respectively. The assets in the NDBP are 20% invested in the Aegon World Equity Fund. This fund invests in global equities, with a small portion of the fund in new or emerging economies. The remaining 80% of the assets are invested as determined by Aegon with no direction from the Company, with a guaranteed minimum return to the Company of 4%. The historical return to the Company on these investments has been approximately 4.5%. The Company's investments were allocated as indicated above in both 2004 and 2005, and the Company does not anticipate changing these allocation percentages in 2006. The expected return on plan assets for 2004 and 2005 was a function of the average historical return of 4.5% on the 80% of the funds invested by Aegon, and a historical return of 9% on the 20% of the funds invested in the Aegon Equity Fund. The Company does not anticipate making significant additional contributions to the plan in 2006 and future years, as the plan is currently nearly fully funded.

Anticipated benefit payments for the ESBP and the NDBP are expected to be paid in future years as follows:

YEAR ENDING DECEMBER 31,    ESBP    NDBP
------------------------   ------   ----
(amounts in thousands)
2006                       $  703   $ 31
2007                          736     31
2008                          759     41
2009                          779     46
2010                          761     61
2011-2015                   3,607    518
                           ------   ----
                           $7,345   $728
                           ======   ====

The Company also maintains a non-qualified defined-contribution deferred compensation plan for certain key executives. The Company contributions to this plan, if any, are based on annually defined financial performance objectives. There were no contributions to the plan in 2005, 2004, or 2003. The Company anticipates making contributions totaling approximately $0.2 million in 2006 to this plan for amounts earned in 2005.

9. EMPLOYEE BENEFITS

401(K) PROFIT-SHARING RETIREMENT PLAN

The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. Company contributions, which are discretionary, consist of cash, and may include the Company's stock, were funded and charged to operations in the amounts of $2.1 million, $1.3 million, and $1.6 million for 2005, 2004, and 2003, respectively.

OTHER RETIREMENT PLANS

The Company maintains various other defined contribution retirement plans covering substantially all of the remaining European employees. Company contributions charged to operations were $0.2 million in 2005, $0.1 million in 2004, and $0.1 million in 2003.

OTHER POSTRETIREMENT BENEFITS

The Company provides limited healthcare and life insurance benefits to one current and nine retired employees and their spouses, totaling 16 participants, pursuant to contractual agreements.

Net periodic postretirement benefit cost for the years ended December 31, 2005, 2004, and 2003 is as follows:

NET PERIODIC POSTRETIREMENT BENEFIT COST      2005   2004   2003
----------------------------------------      ----   ----   ----
(amounts in thousands)
Interest cost                                  $37    $38    $35
Amortization of transition amount               29     29     29
                                               ---    ---    ---
   Net periodic postretirement benefit cost    $66    $67    $64
                                               ===    ===    ===

No adjustments were made to the 2005 net periodic postretirement benefit cost due to Medicare reform as the amounts were deemed to be insignificant.

The change in postretirement benefit obligation at December 31, 2005 and 2004 is as follows:

CHANGE IN POSTRETIREMENT BENEFIT OBLIGATION         2005    2004
-------------------------------------------        -----   -----
(amounts in thousands)
Postretirement benefit obligation
   at beginning of year                            $ 666   $ 637
Interest cost                                         37      38
Plan amendment                                        (2)     --
Benefits paid                                        (42)    (16)
Actuarial loss                                       114       7
                                                   -----   -----
Postretirement benefit obligation at end of year     773     666
Fair value of plan assets at end of year              --      --
                                                   -----   -----
Unfunded status                                      773     666
Unrecognized transition obligation                  (205)   (234)
Plan amendment                                         2      --
Unrecognized loss                                   (178)    (64)
                                                   -----   -----
Accrued postretirement benefit obligation          $ 392   $ 368
                                                   -----   -----
Discount rate:
   Benefit obligation                               5.60%   5.85%
   Net periodic postretirement benefit cost         5.85%   6.25%
Salary increase rate                                  --      --

Benefits paid to participants are funded by the Company as needed. Anticipated benefit payments for the postretirement medical plan are expected to be paid in future years as follows:

YEAR ENDING DECEMBER 31,
------------------------
(amounts in thousands)
2006                       $ 78
2007                         68
2008                         73
2009                         71
2010                         60
2011-2015                   281
                           ----
                           $631
                           ====

The rate of increase in healthcare costs is assumed to be 12% for medical, 7% for dental, and 12% for Medicare Part B in 2006, gradually declining to 5% by the year 2013 and remaining at that level thereafter. Increasing the assumed healthcare cost trend rate by one percentage point would increase the accrued postretirement benefit obligation by $56,000 at December 31, 2005, and the net periodic postretirement benefit cost by $2,600 for the year. A one-percentage-point decrease in the healthcare cost trend would decrease the accrued postretirement benefit obligation by $49,000 at December 31, 2005, and the net periodic postretirement benefit cost by $2,300 for the year.

10. SHAREHOLDERS' EQUITY

EMPLOYEE STOCK PURCHASE PLAN

Under the Company's First Employee Stock Purchase Plan (Plan), employees may apply up to 10% of their compensation to purchase the Company's common stock. Shares are purchased at the closing market price on the business day preceding the date of purchase. During 2001, an additional 0.5 million shares were authorized under the Plan. As of December 31, 2005, approximately 184,000 shares remain unissued under the Plan, of the total of 11.5 million shares that had been authorized under the Plan. During 2005, 2004, and 2003, approximately 39,000, 41,000, and 73,000 shares, respectively, were purchased under the plan at an average price of $3.66, $3.92, and $2.92 per share, respectively.

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

STOCK TRUSTS

The Company maintains a Stock Employee Compensation Trust (SECT) to provide funding for existing employee stock plans and benefit programs. Shares are purchased by and released from the SECT by the trustee of the SECT at the request of the compensation committee of the Board of Directors. As of December 31, 2005, all shares remaining in the SECT were unallocated and, therefore, are not considered outstanding for purposes of calculating earnings per share.

SECT activity for 2005, 2004, and 2003 is as follows:

                                      2005    2004    2003
                                     -----   -----   -----
(amounts in thousands)
Share balance at beginning of year   3,999   4,093   4,187
Shares purchased                        --      --      --
Shares released:
   Stock option plans                  (79)    (53)    (21)
   Employee Stock Purchase Plan        (39)    (41)    (73)
                                     -----   -----   -----
Share balance at end of year         3,881   3,999   4,093
                                     =====   =====   =====

During 1999, the Company created an Omnibus Stock Trust (OST) to provide funding for various employee benefit programs. During 1999, the OST purchased 59,000 shares for $1 million. Shares are released from the OST by the trustee at the request of the compensation committee of the Board of Directors. During 2005, 2004, and 2003, no shares were purchased or released by the OST.

RESTRICTED STOCK PLAN

Under the Company's Restricted Stock Plan, 800,000 shares of restricted stock may be granted to certain key employees. At December 31, 2005, there are no restricted stock grants outstanding, and there was no restricted stock activity in 2003, 2004, or 2005.

PREFERRED STOCK

At December 31, 2005 and 2004, the Company has 2,500,000 shares of par value $0.01 preferred stock authorized for issuance, but none outstanding.

11. STOCK OPTION PLANS

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

The per-option weighted-average fair value on the date of grant of stock options granted in 2005, 2004, and 2003, using the Black-Scholes option pricing model, was $2.12, $2.32, and $1.85, respectively. The fair value of the options at the date of grant was estimated with the following weighted-average assumptions:

                          2005   2004   2003
                          ----   ----   ----
Expected life (years)      3.4    3.8    3.5
Dividend yield             0.0%   0.0%   0.0%
Risk-free interest rate    3.7%   2.8%   2.3%
Expected volatility       68.0%  78.4%  84.9%

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

On November 16, 2005, the Board of Directors of the Company approved the acceleration of the vesting of all unvested out-of-the money stock options previously awarded to its employees, including its executive officers and its directors under the Company's equity compensation plans having an exercise price greater than $3.48, which was the closing price of the Company's common stock on that date. Options to purchase approximately 1.1 million shares of the Company's common stock became exercisable immediately. The weighted-average exercise price of the options subject to the acceleration was $4.69.

The purpose of the acceleration was to enable the Company to eliminate future compensation expense the Company would otherwise recognize in its statements of operations with respect to these accelerated options upon the adoption of FASB No. 123R "Share-Based Payment" (FAS No. 123R). The Board of Directors took the action in the belief that it is in the best interest of the shareholders to minimize future compensation expense associated with stock options upon adoption of FAS No.123R. FAS No. 123R is effective for the Company beginning in the first quarter of 2006 and will require that compensation expense associated with stock options be recognized in the statement of operations, rather than as a footnote disclosure in the Company's consolidated financial statements. It is estimated that the maximum future compensation expense that would have been recorded in the Company's statements of operations had the vesting of these options not been accelerated is approximately $1.4 million.

The following table details the effect on net income (loss) and basic and diluted net income (loss) per share as if the Company had adopted the fair value recognition provisions of FAS No. 123 as they apply to stock-based employee compensation:

                                                  2005      2004      2003
                                                -------   -------   -------
(amounts in thousands, except per share data)
Net income (loss), as reported                  $ 2,423   $(1,444)  $ 2,744
Stock-based employee compensation
   expense as calculated under the fair
   value method for all awards, net of tax       (2,502)   (1,082)   (1,253)
                                                -------   -------   -------
Pro forma net income (loss)                     $   (79)  $(2,526)  $ 1,491
                                                =======   =======   =======
Basic net income (loss) per share:
   As reported                                  $  0.14   $ (0.09)  $  0.16
                                                =======   =======   =======
   Pro forma                                    $ (0.00)  $ (0.15)  $  0.09
                                                =======   =======   =======
Diluted net income (loss) per share:
   As reported                                  $  0.14   $ (0.08)  $  0.16
                                                =======   =======   =======
   Pro forma                                    $ (0.00)  $ (0.15)  $  0.09
                                                =======   =======   =======

Pro forma amounts for compensation cost may not be indicative of the effects on earnings for future years. The Company's pro forma amounts of compensation expense, net of tax, are calculated using the straight-line method of calculating expense for the pro rata vesting that occurs for the Company's outstanding stock options.

A summary of stock option activity under these plans is as follows:

                                      EQUITY PLAN   WEIGHTED-AVERAGE   1991 PLAN   WEIGHTED-AVERAGE
                                        OPTIONS      EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                                      -----------   ----------------  ----------   ----------------
OUTSTANDING AT DECEMBER 31, 2002       1,654,750          $3.52        1,376,750        $14.22
   Granted                               507,000          $3.14               --            --
   Exercised                             (15,000)         $2.35           (5,625)       $ 2.88
   Canceled, expired, and forfeited     (161,500)         $3.92         (169,750)       $15.16
                                       ---------          -----        ---------        ------
OUTSTANDING AT DECEMBER 31, 2003       1,985,250          $3.40        1,201,375        $14.14
   Granted                               944,500          $4.05               --            --
   Exercised                             (28,250)         $3.16          (24,750)       $ 2.87
   Canceled, expired, and forfeited     (167,500)         $3.54         (226,587)       $17.07
                                       ---------          -----        ---------        ------
OUTSTANDING AT DECEMBER 31, 2004       2,734,000          $3.62          950,038        $13.74
   Granted                               733,500          $4.18               --            --
   Exercised                             (69,500)         $2.89           (9,375)       $ 2.87
   Canceled, expired, and forfeited     (173,250)         $3.71          (71,699)       $18.85
                                       ---------          -----        ---------        ------
OUTSTANDING AT DECEMBER 31, 2005       3,224,750          $3.76          868,964        $13.43

At December 31, 2005, 2004, and 2003, the number of options exercisable under the Equity Plan was 2,509,000, 965,625, and 615,000, respectively, and the weighted-average exercise price of those options was $3.95, $3.37 and $3.37, respectively. At December 31, 2005, 2004, and 2003, the number of options exercisable under the 1991 Plan was 868,964, 913,288, and 1,019,875, respectively, and the weighted-average exercise price of those options was $13.43, $14.05, and $15.38, respectively.

A summary of the range of exercise prices and the weighted-average remaining contractual life of outstanding options at December 31, 2005 for the Equity and 1991 Plans is as follows:

                                      OPTIONS                              WEIGHTED-AVERAGE
                   RANGE OF        OUTSTANDING AT    WEIGHTED-AVERAGE   REMAINING CONTRACTUAL
               EXERCISE PRICES   DECEMBER 31, 2005    EXERCISE PRICE         LIFE (YEARS)
              ----------------   -----------------   ----------------   ---------------------
EQUITY PLAN   $ 1.40 to $ 1.96         280,000             $1.60                  5.9
              $ 2.24 to $ 3.26       1,328,875             $3.07                  9.7
              $ 3.48 to $ 4.90       1,155,875             $4.35                  7.9
              $ 5.30 to $ 5.94         460,000             $5.56                  8.7

1991 PLAN     $ 2.88                   109,750             $2.88                  3.3
              $ 5.13 to $ 6.13         260,000             $5.93                  6.9
              $ 9.44                    12,500             $9.44                  0.1
              $14.88 to $21.94         425,688            $18.29                  2.0
              $26.06 to $37.19          61,026            $31.31                  3.4

At December 31, 2005, there were 1,162,500 and 0 shares available for grant under the Equity Plan and 1991 Plan, respectively.

12. SIGNIFICANT CUSTOMER

International Business Machines (IBM) is the Company's largest customer. IBM accounted for $105.5 million or 35.8%, $52.6 million or 22.2%, and $51.9 million or 21.1% of consolidated 2005, 2004, and 2003 revenue, respectively. The Company's accounts receivable from IBM at December 31, 2005 and 2004 amounted to $33.9 million and $10.9 million, respectively. The Company expects to continue to derive a significant portion of its revenue from IBM in 2006 and in future years. While a decline in revenue from IBM would have a negative effect on the Company's revenues and profits, the Company believes a simultaneous loss of all IBM business is unlikely to occur due to the diversity of the projects performed for IBM and the number of locations and divisions involved. No other customer accounted for more than 10% of revenue in 2005, 2004, or 2003.

13. LITIGATION

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

14. ENTERPRISE-WIDE DISCLOSURES

The Company operates in one industry segment, providing information technology
(IT) professional services to its clients. The services provided include flexible and strategic staffing and the planning, design, implementation, and maintenance of comprehensive IT solutions. All of the Company's revenues are generated from these services. CTG's reportable information is based on geographical areas. The accounting policies of the individual geographical areas are the same as those described in note 1, "Summary of Significant Accounting Policies." All information has been revised as applicable to reflect the results from continuing operations only and therefore exclude the results of CTG Nederland, B.V. which was sold with an effective date of January 1, 2004 (see note 3 - "Discontinued Operations").

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

                                                   2005       2004       2003
                                                 --------   --------   --------
(amounts in thousands)
Revenue from External Customers
   United States                                 $243,223   $191,648   $210,490
   Belgium                                         32,940     28,694     22,967
   Other European countries                        15,384     14,724     10,472
   Other countries                                  2,918      2,056      1,585
                                                 --------   --------   --------
      Total revenue                              $294,465   $237,122   $245,514
                                                 ========   ========   ========
Long-lived Assets
   United States                                 $  5,950   $  5,309   $  5,840
   Europe                                             666        766      1,006
                                                 --------   --------   --------
      Total long-lived assets                    $  6,616   $  6,075   $  6,846
                                                 ========   ========   ========
Deferred Tax Assets, Net of Valuation Allowance
   United States                                 $  6,301   $  5,778   $  5,459
   Europe                                             325        740        963
   Other countries                                    161         --         --
                                                 --------   --------   --------
      Total deferred tax assets, net             $  6,787   $  6,518   $  6,422
                                                 ========   ========   ========

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Information reported as follows has been revised, as applicable, to reflect the disposal of CTG Nederland, B.V., which was effective on January 1, 2004. All activities related to this subsidiary have been removed from the Company's individual accounts and subsequently combined and included on the line entitled "Income (loss) from discontinued operations."

                                                                       QUARTERS
                                                -------------------------------------------------------
                                                 FIRST       SECOND       THIRD     FOURTH       TOTAL
                                                -------     -------     --------   -------     --------
(amounts in thousands, except per-share data)
2005
Revenue                                         $68,683     $72,910     $74,805    $78,067     $294,465
Direct costs                                     52,170      56,505      57,920     60,068      226,663
                                                -------     -------     -------    -------     --------
Gross profit                                     16,513      16,405      16,885     17,999       67,802
Selling, general, and administrative expenses    15,585(1)   15,247      15,452     16,593       62,877
                                                -------     -------     -------    -------     --------
Operating income                                    928       1,158       1,433      1,406        4,925
Interest and other expense, net                    (222)       (372)       (362)      (415)      (1,371)
                                                -------     -------     -------    -------     --------
Income before income taxes                          706         786       1,071        991        3,554
Provision for income taxes(2)                       222(1)      163         431        315(3)     1,131
                                                -------     -------     -------    -------     --------
Net income                                      $   484     $   623     $   640    $   676     $  2,423
                                                =======     =======     =======    =======     ========
Basic net income per share(2)                   $  0.03     $  0.04     $  0.04    $  0.04     $   0.14
                                                -------     -------     -------    -------     --------
Diluted net income per share(2)                 $  0.03     $  0.04     $  0.04    $  0.04     $   0.14
                                                -------     -------     -------    -------     --------

(1) Includes a net increase of approximately $108,000 in the cash surrender value for company owned life insurance policies that had previously not been recorded, and which created a tax benefit of approximately $34,000.

(2) During the quarter ended July 1, 2005, the Company changed its method of accounting for reporting changes in liabilities in interim periods resulting from changes in judgments or settlements of tax exposure items. The Company had previously accounted for such changes in judgments or settlements as adjustments to the estimated annual ETR. However, effective for the second quarter of 2005 the Company changed its method of accounting for such changes in judgments or settlements so that they are recorded as discrete items in the interim period in which the change occurs. As a result of the change in method of accounting, income tax expense was reduced by $114,000 in the second quarter of 2005, and increased by $59,000 and $55,000 in the third and fourth quarters of 2005, respectively. Net income per basic and diluted share was increased by less than $0.01 in the second quarter of 2005, and decreased by less than $0.01 per basic and diluted share in each of the third and fourth quarters of 2005. If the Company had implemented the discrete method of accounting for changes in tax exposure items during 2004, income tax expense related to continuing operations would have been reduced by $271,000 in the second quarter of 2004, and increased by $201,000 and $70,000 in the third and fourth quarters of 2004, respectively. Net income per basic and diluted share would have been increased by less than $0.02 in the second quarter of 2004, and decreased by approximately $0.01 per basic and diluted share in the third quarter of 2004, and by less than $0.01 in the fourth quarter of 2004.

(3) During the fourth quarter of 2005, the Company released approximately $0.2 million for the reversal of the remaining valuation allowance that previously offset the net operating loss for Canada due to a change in estimate, offset by $0.1 million of additional tax risk reserve items.

                                                                     QUARTERS
                                                ---------------------------------------------------
                                                 FIRST     SECOND    THIRD    FOURTH        TOTAL
(amounts in thousands, except per share data)   -------   -------   -------   -------      --------
2004
Revenue                                         $61,447   $59,047   $57,857   $58,771      $237,122
Direct costs                                     44,853    43,196    42,581    42,395       173,025
                                                -------   -------   -------   -------      --------
Gross profit                                     16,594    15,851    15,276    16,376        64,097
Selling, general, and administrative expenses    15,163    15,033    14,602    16,201        60,999
                                                -------   -------   -------   -------      --------
Operating income                                  1,431       818       674       175         3,098
Interest and other expense, net                    (127)     (185)     (147)     (218)         (677)
                                                -------   -------   -------   -------      --------
Income (loss) from continuing operations
   before income taxes                            1,304       633       527       (43)        2,421
Provision (benefit) for income taxes(2)             522       (34)      (91)     (943)(4)      (546)
                                                -------   -------   -------   -------      --------
Income from continuing operations                   782       667       618       900         2,967
Loss from discontinued operations (including
   loss on disposal of $3.7 million in the
   first quarter of 2004)                        (4,316)      (62)      (14)      (19)       (4,411)
                                                -------   -------   -------   -------      --------
Net income (loss)                               $(3,534)  $   605   $   604   $   881      $ (1,444)
                                                =======   =======   =======   =======      ========
Basic net income (loss) per share:
Continuing operations(2)                        $  0.05   $  0.04   $  0.04   $  0.05      $   0.18
Discontinued operations                           (0.26)       --        --        --         (0.27)
                                                -------   -------   -------   -------      --------
   Basic net income (loss) per share(2)         $ (0.21)  $  0.04   $  0.04   $  0.05      $  (0.09)
                                                =======   =======   =======   =======      ========
Diluted net income (loss) per share:
Continuing operations(2)                        $  0.05   $  0.04   $  0.04   $  0.05      $   0.17
Discontinued operations                           (0.25)       --        --        --         (0.25)
                                                -------   -------   -------   -------      --------
   Diluted net income (loss) per share(2)       $ (0.20)  $  0.04   $  0.04   $  0.05      $  (0.08)
                                                =======   =======   =======   =======      ========

(4) During the fourth quarter of 2004, several tax matters that had previously been in process were favorably resolved which allowed the Company to record a significant benefit for income taxes. These items included a release of approximately $0.2 million of previously recorded tax liabilities primarily related to the Company's interpretation of recently issued tax legislation enacted in Europe, $0.4 million for state net operating loss benefits that had previously been offset by a valuation allowance, and a net amount of approximately $0.2 million from the release of other deferred tax items.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this annual report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(A) MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management of the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's management did not identify any control deficiencies it considered to be material weaknesses under the rules specified by the Public Company Accounting Oversight Board's Auditing Standard No. 2, and therefore concluded that its internal control over financial reporting was effective as of December 31, 2005.

KPMG LLP, an independent registered public accounting firm, has issued a report on management's assessment of the Company's internal control over financial reporting, which is included herein.

(B) ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Computer Task Group, Incorporated:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting (Item 9A(a)), that Computer Task Group, Incorporated (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Buffalo, New York
March 10, 2006

(C) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company continues to review, revise and improve the effectiveness of the Company's internal controls on a continuous basis. There have been no significant changes in the Company's internal controls over financial reporting in connection with the Company's fourth quarter evaluation that would materially affect, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to this item is incorporated herein by reference to the information set forth under "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "The Board of Directors and Committees" in relation to the "Audit Committee" subsection, and "Corporate Governance and Website Information" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2006 (the Proxy Statement) to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year ended December 31, 2005, except insofar as information with respect to executive officers is presented in Part I, Item 1 hereof pursuant to General Instruction G(3) of Form 10-K.

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

The following table sets forth, as of December 31, 2005, certain information related to the Company's compensation plans under which shares of its Common Stock are authorized for issuance:

Equity Compensation Plan Information as of December 31, 2005

                                     Number of securities       Weighted-average      Number of securities
                                       to be issued upon        exercise price of    remaining available for
                                    exercise of outstanding   outstanding options,    future issuance under
                                       options, warrants         warrants and         equity compensation
                                           and rights                rights                   plans
                                    -----------------------   --------------------   -----------------------
Equity compensation plans
   approved by security holders -
      Equity Award Plan                    3,224,750                 $ 3.76                 1,162,500
      1991 Stock Option Plan                 868,964                 $13.43                        --

Equity compensation plans not
   approved by security holders -
      None                                        --                     --                        --
                                           ---------                 ------                 ---------
      Total                                4,093,714                 $ 5.77                 1,162,500
                                           =========                 ======                 =========

At December 31, 2005, the Company did not have any outstanding rights or warrants. All awards outstanding are options.

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(A) Index to Consolidated Financial Statements and Financial Statement Schedule

(1)  Financial Statements:
     Report of Independent Registered Public Accounting Firm                  28
     Consolidated Statements of Operations                                    29
     Consolidated Balance Sheets                                              30
     Consolidated Statements of Cash Flows                                    31
     Consolidated Statements of Changes in Shareholders' Equity               32
     Notes to Consolidated Financial Statements                               33

(2)  Index to Consolidated Financial Statement Schedule
     Report of Independent Registered Public Accounting Firm
        on Financial Statement Schedule                                       60
     Financial statement schedule:
     Schedule II - Valuation and Qualifying Accounts                          61

(B)  Exhibits

     The Exhibits to this Form 10-K Annual Report are listed on the attached
     Exhibit Index appearing on pages 63 to 65.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Computer Task Group, Incorporated:

Under date of March 10, 2006, we reported on the consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

                                        /s/ KPMG LLP

Buffalo, New York
March 10, 2006

                        COMPUTER TASK GROUP, INCORPORATED
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)

                                             BALANCE AT                             BALANCE AT
DESCRIPTION                                   JANUARY 1   ADDITIONS   DEDUCTIONS   DECEMBER 31
-----------                                  ----------   ---------   ----------   -----------
2005
Accounts deducted from accounts receivable
   Allowance for doubtful accounts           $1,327       $  179(A)   $  (419)(A)     $1,087
Accounts deducted from deferred tax assets
   Deferred tax asset valuation allowance    $3,899       $  195(B)   $(1,535)(B)     $2,559
Accounts deducted from other assets
   Reserves                                  $  575       $    -      $    --         $  575
2004
Accounts deducted from accounts receivable
   Allowance for doubtful accounts           $1,174       $  374(A)   $  (221)(A)     $1,327
   Reserve for projects                      $   87       $   39(C)   $  (126)(C)     $   --
Accounts deducted from deferred tax assets
   Deferred tax asset valuation allowance    $4,446       $  402(B)   $  (949)(B)     $3,899
Accounts deducted from other assets
   Reserves                                  $  450       $  125(C)   $    --         $  575
2003
Accounts deducted from Accounts Receivable
   Allowance for doubtful accounts           $  884       $  516(A)   $  (226)(A)     $1,174
   Reserve for projects                      $  400       $  212(C)   $  (525)(C)     $   87
Accounts deducted from deferred tax assets
   Deferred tax asset valuation allowance    $  403       $4,043(D)   $    --         $4,446
Accounts deducted from other assets
   Reserves                                  $   --       $  450(C)   $    --         $  450

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

COMPUTER TASK GROUP, INCORPORATED


By /s/ James R. Boldt
   ------------------------------------
   James R. Boldt,
   Chairman and Chief Executive Officer

Dated: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                     Title                   Date
---------                                     -----                   ----

(i)   Principal Executive Officer:   Chairman and
                                     Chief Executive Officer   March 15, 2006


      /s/ James R. Boldt
      ----------------------------
      James R. Boldt

(ii)  Principal Accounting and       Interim Chief             March 15, 2006
      Financial Officer              Financial Officer


      /s/ Brendan M. Harrington
      ----------------------------
      Brendan M. Harrington

(iii) Directors


      /s/ Thomas E Baker             Director                  March 15, 2006
      ----------------------------
      Thomas E. Baker


      /s/ George B. Beitzel          Director                  March 15, 2006
      ----------------------------
      George B. Beitzel


      /s/ James R. Boldt             Director                  March 15, 2006
      ----------------------------
      James R. Boldt


      /s/ Randall L. Clark           Director                  March 15, 2006
      ----------------------------
      Randall L. Clark


      /s/ Randolph A. Marks          Director                  March 15, 2006
      ----------------------------
      Randolph A. Marks


      /s/ John M. Palms              Director                  March 15, 2006
      ----------------------------
      John M. Palms


      /s/ Daniel J. Sullivan         Director                  March 15, 2006
      ----------------------------
      Daniel J. Sullivan

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

9.        Voting Trust Agreement                                                     *

10. (a)   Non-Compete Agreement, dated as of March 1, 1984,                         (2) +
          between Registrant and Randolph A. Marks

    (b)   Stock Employee Compensation Trust Agreement, dated                        (2) +
          May 3, 1994, between Registrant and Thomas R. Beecher,
          Jr., as trustee

    (c)   Demand Grid Note, dated October 29, 1997, between Registrant              (2) +
          and Computer Task Group, Incorporated Stock Employee
          Compensation Trust

    (d)   Pledge Agreement, between the Registrant and Thomas R.                    (2) +
          Beecher, Jr., as Trustee of the Computer Task Group, Incorporated
          Stock Employee Compensation Trust

    (e)   Stock Purchase Agreement, dated as of February 25, 1981,                  (3) +
          between Registrant and Randolph A. Marks

----------
*    None or requirement not applicable

+    Management contract or compensatory plan or arrangement

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

                                                                           Page number
Exhibit   Description                                                    or (Reference)
-------   -----------                                                    --------------
10. (f)   Description of Disability Insurance and Health                      (4) +
          Arrangements for Executive Officers

    (g)   2005 Key Employee Compensation Plans.                               (5) +

    (h)   Computer Task Group, Incorporated Non-Qualified Key Employee        (2) +
          Deferred Compensation Plan

    (i)   1991 Restricted Stock Plan                                          (6) +

    (j)   Computer Task Group, Incorporated 2000 Equity Award Plan            (7) +

    (k)   Executive Supplemental Benefit Plan 1997 Restatement                (6) +

    (l)   First Amendment to the Computer Task Group, Incorporated            (6) +
          Executive Supplemental Benefit Plan 1997 Restatement

    (m)   Compensation Arrangements for the Named Executive Officers          66  +

    (n)   Change in Control Agreement, dated July 16, 2001, between           (6) +
          the Registrant and James R. Boldt

    (o)   Employment Agreement, dated July 16, 2001, between the              (6) +
          Registrant and James R. Boldt

    (p)   First Employee Stock Purchase Plan (Eighth Amendment and            (8) +
          Restatement)

    (q)   Loan Agreement By and Among Manufacturers and Traders Trust         (9)
          Company and Computer Task Group, Incorporated

----------
(4) Filed as an Exhibit to Amendment No. 1 to Registration Statement No. 2-71086 on Form S-7 filed on March 24, 1981, and incorporated herein by reference

(5) Included in the Registrant's definitive Proxy Statement dated April 2006 under the caption entitled "Annual Cash Incentive Compensation," and incorporated herein by reference

(6) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference

(7) Included in the Registrant's definitive Proxy Statement dated April 2004 as Exhibit A, and incorporated herein by reference

(8) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference

(9) Filed as an Exhibit to the Registrants Form 8-K on April 21, 2005, and incorporated herein by reference

                                                                                      Page number
Exhibit   Description                                                               or (Reference)
-------   -----------                                                               --------------
11.       Statement re: computation of per share earnings                                  *

12.       Statement re: computation of ratios                                              *

13.       Annual Report to Shareholders                                                    *

14.       Code of Ethics                                                                 (10)

16.       Letter re: change in certifying accountant                                       *

18.       Letter re: change in accounting principles                                       *

21.       Subsidiaries of the Registrant                                                  67

22.       Published report regarding matters submitted to a vote                           *
          of security holders

23.       Consent of experts and counsel                                                  68

24.       Power of Attorney                                                                *

31. (a)   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002         69

    (b)   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002         70

32.       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002         71

33.       Report on assessment of compliance with servicing criteria for                   *
          asset backed securities

34.       Attestation report on assessment of compliance with servicing                    *
          criteria for asset backed securities

35.       Service compliance statement                                                     *

----------
(10) Included in the Registrant's definitive Proxy Statement dated April 2006 under the caption entitled "Corporate Governance and Website Information," and incorporated herein by reference