Form 10-Q
period 2006-03-31
COMPUTER TASK GROUP INC
filed 2006-05-09
CIK 23111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

               APPLICABLE ONLY TO ISSUEERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

          Title of each class            Shares outstanding at April 27, 2006
          -------------------            ------------------------------------
Common stock, par value $.01 per share                20,410,334

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        COMPUTER TASK GROUP, INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    QUARTER ENDED
                                               ----------------------
                                                MARCH 31,   APRIL 1,
                                                   2006       2005
                                                ---------   --------
                                               (amounts in thousands,
                                               except per share data)
Revenue                                          $83,643    $68,683
Direct costs                                      65,525     52,170
Selling, general and administrative expenses      16,557     15,585
                                                 -------    -------
Operating income                                   1,561        928
Interest and other income                             50         21
Interest and other expense                          (372)      (243)
                                                 -------    -------
Income before income taxes                         1,239        706
Provision for income taxes                           452        222
                                                 -------    -------
Net income                                       $   787    $   484
                                                 =======    =======
Net income per share:
   Basic                                         $  0.05    $  0.03
                                                 =======    =======
   Diluted                                       $  0.05    $  0.03
                                                 =======    =======
Weighted average shares outstanding:
   Basic                                          16,549     16,813
   Diluted                                        16,831     17,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share data)
                                   (UNAUDITED)

                                                                                  MARCH 31,   DECEMBER 31,
                                                                                    2006          2005
                                                                                  ---------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                      $  2,809      $  2,556
   Accounts receivable, net of allowances of $981 and $1,087
      in 2006 and 2005, respectively                                                53,108        71,940
   Prepaids and other                                                                2,482         1,978
   Deferred income taxes                                                             1,344         1,767
                                                                                  --------      --------
         Total current assets                                                       59,743        78,241
Property and equipment, net of accumulated depreciation of $26,001
   and $25,377 in 2006 and 2005, respectively                                        6,515         6,616
Investment                                                                             783           807
Goodwill                                                                            35,678        35,678
Deferred income taxes                                                                5,125         4,685
Other assets                                                                         2,368         2,273
                                                                                  --------      --------
         Total assets                                                             $110,212      $128,300
                                                                                  ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                               $  7,820      $  9,277
   Accrued compensation                                                             26,604        22,153
   Advance billings on contracts                                                     1,663         1,312
   Other current liabilities                                                         4,850         4,773
   Income taxes payable                                                                295            70
                                                                                  --------      --------
         Total current liabilities                                                  41,232        37,585
Long-term debt                                                                         995        23,150
Deferred compensation benefits                                                       8,906         8,842
Other long-term liabilities                                                            831         1,232
                                                                                  --------      --------
         Total liabilities                                                          51,964        70,809
                                                                                  --------      --------
Shareholders' Equity:
   Common stock, par value $.01 per share, 150,000,000
      shares authorized; 27,017,824 shares issued                                      270           270
   Capital in excess of par value                                                  111,283       111,172
   Retained earnings                                                                42,527        41,740
   Less: Treasury stock of 6,607,490 and 6,525,890 shares at cost, respectively    (33,153)      (32,811)
      Stock Trusts of 3,917,574 and 3,939,664 shares at cost, respectively         (57,448)      (57,542)
   Accumulated other comprehensive income (loss):
      Unrealized gain on investment, net of tax                                        368           382
      Foreign currency adjustment                                                   (4,100)       (4,221)
      Minimum pension liability adjustment, net of tax                              (1,499)       (1,499)
                                                                                  --------      --------
         Accumulated other comprehensive loss                                       (5,231)       (5,338)
                                                                                  --------      --------
         Total shareholders' equity                                                 58,248        57,491
                                                                                  --------      --------
         Total liabilities and shareholders' equity                               $110,212      $128,300
                                                                                  ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COMPUTER TASK GROUP, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   QUARTER ENDED
                                                               --------------------
                                                               MARCH 31,   APRIL 1,
                                                                  2006       2005
                                                               ---------   --------
                                                                    (amounts in
                                                                    thousands)
Cash flows from operating activities:
   Net income                                                  $    787    $    484
   Adjustments:
      Depreciation expense                                          647         709
      Equity-based compensation expense                             120          --
      Deferred income taxes                                          (3)        171
      Tax benefit on stock option exercises                          --           1
      Excess tax benefits from equity-based compensation             (1)         --
      (Gain) loss on sales of property and equipment                  2          (2)
      Deferred compensation                                          64         (32)
      Changes in assets and liabilities:
         (Increase) decrease in accounts receivable              19,049     (20,396)
         Increase in prepaids and other                            (495)        (97)
         Increase in other assets                                   (83)        (23)
         Increase (decrease) in accounts payable                    661        (609)
         Increase in accrued compensation                         4,373      11,793
         Increase in income taxes payable                           218          88
         Increase in advance billings on contracts                  348          41
         Increase in other current liabilities                       50       1,625
         Increase (decrease) in other long-term liabilities        (401)         69
                                                               --------    --------
Net cash provided by (used in) operating activities              25,336      (6,178)
                                                               --------    --------
Cash flows from investing activities:
   Additions to property and equipment                             (539)     (1,846)
   Proceeds from sales of property and equipment                      4          76
                                                               --------    --------
Net cash used in investing activities                              (535)     (1,770)
                                                               --------    --------
Cash flows from financing activities:
   Proceeds from (payments on) long-term revolving debt, net    (22,155)      7,621
   Change in cash overdraft, net                                 (2,180)       (263)
   Proceeds from Employee Stock Purchase Plan                        37          33
   Purchase of stock for treasury                                  (342)         --
   Excess tax benefits from equity-based compensation                 1          --
   Proceeds from other stock plans                                   47           5
                                                               --------    --------
Net cash provided by (used in) financing activities             (24,592)      7,396
                                                               --------    --------
Effect of exchange rate changes on cash and cash equivalents         44        (251)
                                                               --------    --------
Net increase (decrease) in cash and cash equivalents                253        (803)
Cash and cash equivalents at beginning of quarter                 2,556       4,488
                                                               --------    --------
Cash and cash equivalents at end of quarter                    $  2,809    $  3,685
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

3. ADJUSTMENT TO PRIOR YEAR'S SHAREHOLDERS' EQUITY

     During the first quarter of 2006, the Company determined that it owned but had previously not recorded marketable securities that were issued to the Company in 2001 resulting from the demutualization of an insurance company. During the late 1990's and early 2000's, CTG purchased medical benefits for its employees from this company through a broker. The company converted from a mutual to a public company in late 2001, and CTG was issued shares in the new, publicly traded entity. However, due to an error on the part of the issuing company, CTG did not receive notification of the ownership of such shares until late March 2006.

     CTG has determined that an asset of approximately $0.2 million, and an increase to retained earnings of $0.1 million, net of tax, should have been recorded at December 31, 2001. The Company has recorded this asset and adjustment to increase its retained earnings balance as of December 31, 2001, and has subsequently accounted for this investment as an available for sale security in succeeding years. The investment, retained earnings, and accumulated other comprehensive income - unrealized gain on investment, net of tax account balances as displayed on the Company's condensed consolidated balance sheets in this quarterly report for the periods ended March 31, 2006 and December 31, 2005 reflect the accounting for this investment as if it had been recorded in 2001, as well as the current valuation of the investment on those dates (see note 4). Additionally, in the first quarter of 2006, the Company recorded a minor adjustment to retained earnings related to the lease liability previously recorded in the fourth quarter of 2005 for the straight-line recognition of operating lease expense.

4. INVESTMENT

     The Company accounts for its investment balance as an "available for sale" security as defined under FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The balance consists of one security, and the Company has held and intends to hold the security for the foreseeable future. The carrying amount of this security was approximately $0.8 million at both March 31, 2006 and December 31, 2005, while the amount of unrealized gain, net of tax, on this security was approximately $0.4 million on such dates. The unrealized gain, net of tax, is presented as a separate component of shareholders' equity. The Company did not sell any portion of this security during the first quarter of either 2005 or 2006, nor were any dividends received. Accordingly, the Company did not realize any gain, loss or income on this investment in its condensed consolidated income statements for these periods. The amount of unrealized gain (loss), net of tax, included in comprehensive income in the first quarter of 2006 and 2005 was $(14,000) and $30,000, respectively.

5. NET INCOME PER SHARE

     Basic and diluted earnings per share for the quarters ended March 31, 2006 and April 1, 2005 is as follows:

                                                                     QUARTER ENDED
                                                                ----------------------
                                                                 MARCH 31,   APRIL 1,
                                                                    2006       2005
                                                                 ---------   --------
                                                                (amounts in thousands,
                                                                except per share data)
Weighted-average number of shares outstanding during period        16,549      16,813
Common Stock equivalents -
   Incremental shares under stock option plans                        282         429
                                                                  -------     -------
Number of shares on which diluted earnings per share is based      16,831      17,242
                                                                  =======     =======
Net income                                                        $   787     $   484
                                                                  =======     =======
Net income per share:
   Basic                                                          $  0.05     $  0.03
                                                                  =======     =======
   Diluted                                                        $  0.05     $  0.03
                                                                  =======     =======

     Certain options to purchase 2.2 million and 2.4 million shares of common stock were outstanding at March 31, 2006 and April 1, 2005, respectively, but were not included in the computation of diluted earnings per share as the options exercise price was greater than the average market price of the common shares for the respective periods.

6. COMPREHENSIVE INCOME (LOSS)

     Accumulated other comprehensive loss totaled $(5,231,000) and $(5,338,000) at March 31, 2006 and December 31, 2005, respectively. Total comprehensive income (loss) for the quarters ended March 31, 2006 and April 1, 2005 is as follows:

                                                                     QUARTER ENDED
                                                                ----------------------
                                                                 MARCH 31,   APRIL 1,
                                                                    2006       2005
                                                                 ---------   --------
                                                                (amounts in thousands)
Net income                                                          $787       $ 484
Unrealized gain (loss) on investment, net of tax                    (14)         30
Foreign currency                                                     121        (362)
Minimum pension liability                                             --         (23)
                                                                    ----       -----
   Comprehensive income                                             $894       $ 129
                                                                    ====       =====

7. INCOME TAXES

     The effective tax rate (ETR) used to calculate the provision for income taxes was 36.5% in the first quarter of 2006 as compared to 31.4% in the first quarter of 2005. The ETR is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The ETR in 2006 was primarily affected by a reversal of a valuation allowance of approximately $62,000 previously offsetting state deferred tax net operating loss carryforwards. Without the reversal of this valuation allowance, the ETR in the first quarter of 2006 would have been approximately 41.4%. The ETR in the first quarter of 2005 of 31.4% was primarily affected by several items that created tax benefits in 2005 totaling approximately $67,000. Without these items, the Company's ETR in 2005 would have been approximately 41%.

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

     Net periodic pension cost for the quarters ended March 31, 2006 and April 1, 2005 for the ESBP is as follows:

                                        MARCH 31,   APRIL 1,
NET PERIODIC PENSION COST - ESBP           2006       2005
--------------------------------        ---------   --------
(amounts in thousands)
Interest cost                              $123       $128
Amortization of unrecognized net loss        29         27
                                           ----       ----
   Net periodic pension cost               $152       $155
                                           ====       ====

     The ESBP is deemed to be unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts considered sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan in 2006 and future years to fund the ESBP.

     The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland B.V., in the first quarter of 2004. Benefits paid are a function of a percentage of career average pay. The Plan was curtailed for additional contributions in January 2003.

     Net periodic pension benefit for the quarters ended March 31, 2006 and April 1, 2005 for the NDBP is as follows:

                                             MARCH 31,   APRIL 1,
NET PERIODIC PENSION COST (BENEFIT) - NDBP      2006       2005
------------------------------------------   ---------   --------
(amounts in thousands)
Interest cost                                  $ 59        $ 64
Expected return on plan assets                  (71)        (79)
                                               ----        ----
    Net periodic pension benefit               $(12)       $(15)
                                               ====        ====

     The Company does not anticipate making contributions to the NDBP in 2006 or future years as the NDBP is currently over-funded.

401(K) PROFIT-SHARING RETIREMENT PLAN

     The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. Company contributions, which are discretionary, consist of cash and may include the Company's stock, were funded and charged to operations in the amount of $0.7 million and $ 0.5 million for the quarters ended March 31, 2006 and April 1, 2005, respectively.

OTHER RETIREMENT PLANS

     The Company maintains various other defined contribution retirement plans other than the NDBP discussed above, covering substantially all of the remaining European employees. Company contributions charged to operations were less than $0.1 million in each of the quarters ended March 31, 2006 and April 1, 2005.

OTHER POSTRETIREMENT BENEFITS

     The Company provides limited healthcare and life insurance benefits to one current and nine retired employees and their spouses, totaling 16 participants, pursuant to contractual agreements.

     Net periodic postretirement benefit cost for the quarters ended March 31, 2006 and April 1, 2005 is as follows:

                                              MARCH 31,   APRIL 1,
NET PERIODIC POSTRETIREMENT BENEFIT COST         2006       2005
----------------------------------------      ---------   --------
(amounts in thousands)
Interest cost                                    $10         $ 9
Amortization of transition amount                  7           7
                                                 ---         ---
   Net periodic postretirement benefit cost      $17         $16
                                                 ===         ===

     No adjustments were made to the net periodic postretirement benefit cost indicated above due to Medicare reform as the amounts were deemed to be insignificant. The Company does not anticipate making contributions to fund the plan in 2006 or future years.

9. STOCK-BASED EMPLOYEE COMPENSATION

     On January 1, 2006, the Company adopted the provisions of FAS No. 123R, "Share-Based Payment" on a modified prospective basis, which requires the Company to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. This FAS establishes standards for the accounting for transactions in which the Company exchanges its equity instruments for goods or services. The standard requires the Company to measure the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of the award. Currently, the Company only issues stock options in exchange for employee and director services. With the adoption of the standard, the calculated cost of its stock-based compensation awards will be recognized in the Company's income statement over the period in which an employee or director is required to provide the services for the award. Compensation cost will not be recognized for employees or directors that do not render the requisite services. The Company recognizes the expense for equity-based compensation in its income statements on a straight-line basis based upon awards that are ultimately expected to vest. As part of the adoption of the standard, the Company was required to estimate forfeitures. These estimates will be revised, as applicable, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information related to stock-based compensation for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

     For the quarter ended March 31, 2006, the Company recognized compensation expense of $120,000 in its statement of income as selling, general and administrative expense. The tax benefit recorded for this compensation expense was $30,000, resulting in a net after tax cost to the Company of $90,000 in the quarter. No compensation cost was recognized in the statement of income for the period ended April 1, 2005 as the Company continued to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and related interpretations. No stock-based employee compensation cost was reflected in the net income for this period as all options granted by the Company had an exercise price that was equal to or greater than the underlying common stock at the date of grant.

     As of March 31, 2006, the Company has two stock-based incentive plans. On April 26, 2000, the shareholders approved the Company's Equity Award Plan (Equity Plan). Under the provisions of the plan, stock options, stock appreciation rights, and other awards may be granted or awarded to employees and directors of the Company. The compensation committee of the Board of Directors determines the nature, amount, pricing, and vesting of the grant or award. All options and awards remain in effect until the earlier of the expiration, exercise, or surrender date. For the most part, options generally become exercisable in three or four equal annual installments, beginning one year from the date of grant. In certain limited instances, options granted with market price conditions are expected to vest nine and one-half years from the date of grant. As of March 31, 2006, a total of 3,500,000 shares may be awarded under this plan, and 1,193,250 shares are available for grant as of that date.

     On April 24, 1991, the shareholders approved the Company's 1991 Employee Stock Option Plan (1991 Plan). Under the provisions of the plan, options may be granted to employees and directors of the Company. The option price for options granted under each plan is equal to or greater than the fair market value of the Company's common stock on the date the option is granted. Incentive stock options generally become exercisable in four annual installments of 25% of the shares covered by the grant, beginning one year from the date of grant, and expire six years after becoming exercisable. Nonqualified stock options generally become exercisable in either four or five annual installments of 20 or 25% of the shares covered by the grant, beginning one year from the date of grant, and expire up to 15 years from the date of grant. All options remain in effect until the earlier of the expiration, exercise, or surrender date. There are no options available for grant under this plan as of March 31, 2006.

     The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. There were no grants of stock options (or any other equity-based compensation) in the first quarter of 2006. For the first quarter of 2005, the per-option weighted-average fair value of options granted on the date of grant was $2.40. The fair value of the options at the date of grant was estimated using the following assumptions:

                          THREE MONTHS ENDED
                            APRIL 1, 2005
                          ------------------
Expected volatility         65.5% - 78.2%
Risk-free interest rate      3.5% - 4.5%
Expected term (years)        3.6 - 10.6
Expected dividend yield         0.0%

The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the option granted to estimate the expected volatility for the grants made in the first quarter of 2005. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company's stock options based upon the date of grant. The expected term of the stock options granted was based upon the options expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company's recent history of paying dividends, and the expectation of paying dividends in the foreseeable future.

The following table details the effect on net income and basic and diluted net income per share for the three months ended March 31, 2006 compared with the pro forma information for the three months ended April 1, 2005:

                                                           THREE MONTHS ENDED
                                                     ------------------------------
                                                     MARCH 31, 2006   APRIL 1, 2005
                                                     --------------   -------------
                                                         (amounts in thousands,
                                                         except per share data)
Net income, as reported for the prior period (a)           N/A            $ 484
                                                                          -----
Stock-based compensation expense                          $ 120             362
Tax benefit                                                 (30)            (62)
                                                          -----           -----
Stock-based compensation, net of tax (b)                  $  90           $ 300
                                                          =====           -----
Net income, including stock-based compensation (a)        $ 787           $ 184
                                                          =====           =====
Basic net income per share, as reported for the
   prior period (a)                                        N/A            $0.03
                                                                          =====
Basic net income per share, including the effect
   of stock-based compensation expense (b)                $0.05           $0.01
                                                          =====           =====
Diluted net income per share, as reported for the
   prior period (a)                                        N/A            $0.03
                                                                          =====
Diluted net income per share, including the effect
   of stock-based compensation expense (b)                $0.05           $0.01
                                                          =====           =====

(a) Net income, net income including stock-based compensation, and basic and diluted net income per share prior to January 1, 2006 did not include stock-based compensation expense as the Company continued to apply the recognition and expensing provisions of APB No. 25.

(b) Prior to January 1, 2006, stock-based compensation was only reported on a pro forma basis in the Company's footnotes.

As of March 31, 2006, total remaining stock-based compensation expense for non-vested stock options is approximately $0.7 million, which is expected to be recognized on a weighted-average basis over the next 16 months. Historically, the Company has issued shares out of its Stock Employee Compensation Trust to fulfill the share requirements from stock option exercises.

Stock-based compensation expense decreased significantly from the first quarter of 2005 to the first quarter of 2006 as the Board of Directors of the Company approved the acceleration in the fourth quarter of 2005 of the vesting of all unvested out-of-the money stock options previously awarded to its employees, including its executive officers and its directors under the Company's equity compensation plans having an exercise price greater than $3.48, which was the closing price of the Company's common stock on the date of acceleration. In total, options to purchase approximately 1.1 million shares of the Company's common stock became exercisable immediately. The weighted-average exercise price of the options subject to the acceleration was $4.69.

The purpose of the acceleration was to enable the Company to eliminate future compensation expense the Company would otherwise recognize in its statements of operations with respect to these accelerated options upon the adoption of FAS No. 123R "Share-Based Payment." The Board of Directors took the action in the belief that it was in the best interest of the shareholders to minimize future compensation expense associated with stock options upon adoption of FAS No.123R. It is estimated that the maximum future compensation expense that would have been recorded in the Company's statements of income had the vesting of these options not been accelerated into the fourth quarter of 2005 was approximately $1.4 million.

A summary of stock option activity for the quarter ended March 31, 2006 under these plans is as follows:

                                        EQUITY PLAN   WEIGHTED-AVERAGE   1991 PLAN   WEIGHTED-AVERAGE
                                          OPTIONS      EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                                        -----------   ----------------   ---------   ----------------
OUTSTANDING AT DECEMBER 31, 2005         3,224,750          $3.76         868,964         $13.43
   Granted                                      --             --              --             --
   Exercised                               (12,000)         $3.71          (1,000)        $ 2.88
   Canceled and forfeited                  (30,750)         $3.77          (1,000)        $16.19
   Expired                                      --             --         (26,250)        $15.92
                                         ---------          -----         -------         ------
OUTSTANDING AT MARCH 31, 2006            3,182,000          $3.76         840,714         $13.37
                                         =========                        =======
OPTIONS EXERCISABLE AT MARCH 31, 2006    2,553,375          $3.93         840,714         $13.37
                                         =========                        =======

For the quarter ended March 31, 2006, the intrinsic value of the options exercised under the Equity Plan was approximately $5,000, while the intrinsic value of the options exercised under the 1991 Plan was $1,000.

A summary of outstanding options as of March 31, 2006 for the Equity and 1991 Plans is as follows:

                         OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
--------------------------------------------------------------------   ----------------------------------
                                             WEIGHTED
                                WEIGHTED      AVERAGE                                WEIGHTED
                                 AVERAGE     REMAINING     AGGREGATE                  AVERAGE   AGGREGATE
   RANGE OF          NUMBER     EXERCISE    CONTRACTUAL    INTRINSIC      NUMBER     EXERCISE   INTRINSIC
EXERCISE PRICES   OUTSTANDING     PRICE    LIFE (YEARS)      VALUE     EXERCISABLE     PRICE      VALUE
---------------   -----------   --------   ------------   ----------   -----------   --------   ---------
EQUITY PLAN
$1.40 - $1.96        280,000     $ 1.60         9.7       $  742,000      250,000     $ 1.56    $673,300
$2.24 - $3.26      1,307,500     $ 3.07         9.4       $1,547,825      708,875     $ 3.03    $865,096
$3.48 - $4.90      1,134,500     $ 4.35         7.7       $  153,300    1,134,500     $ 4.35    $153,300
$5.30 - $5.94        460,000     $ 5.56         8.8               --      460,000     $ 5.56          --

1991 PLAN
$2.88                108,750     $ 2.88         3.1       $  149,531      108,750     $ 2.88    $149,531
$5.13 - $6.13        260,000     $ 5.93         6.8               --      260,000     $ 5.93          --
$14.88 - $21.94      410,938     $18.18         1.9               --      410,938     $18.18          --
$26.06 - $37.19       61,026     $31.31         3.2               --       61,026     $31.31          --

The aggregate intrinsic value as calculated in the above chart is based upon the Company's closing stock price on March 31, 2006 of $4.25 per share.

10.  TREASURY STOCK

     During the first quarter of 2006, the Company used approximately $342,000 to purchase approximately 82,000 shares of its stock for treasury. At March 31, 2006, approximately 751,000 shares remain in the existing authorization for future purchases.

11.  SIGNIFICANT CUSTOMER

     In the first quarter of 2006, IBM was the Company's largest customer, accounting for $31.6 million or 37.8% of consolidated revenue as compared to $21.8 million or 31.7% of first quarter 2005 revenue. No other customer accounted for more than 10% of the Company's revenue in either the first quarter of 2006 or 2005. The Company's accounts receivable from IBM at March 31, 2006 and April 1, 2005 amounted to $14.9 million and $32.0 million, respectively.

12.  ACCOUNTING STANDARDS PRONOUNCEMENTS

     In May 2005, the FASB issued FAS No. 154, "Accounting Changes and Corrections of Errors." This FAS replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This new FAS changes the requirements for the accounting for and reporting of a change in accounting principle, as well as carrying forward some of the guidance in the previous statements. This new standard is effective for the Company for accounting changes and corrections of errors made in fiscal years beginning January 1, 2006. The Company adopted this standard on January 1, 2006, and there was no impact on the Company's financial condition or results of operations resulting from this adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006

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

STOCK-BASED EMPLOYEE COMPENSATION

     On January 1, 2006, the Company adopted the provisions of FAS No. 123R, "Share-Based Payment" on a modified prospective basis, which requires the Company to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. This FAS establishes standards for the accounting for transactions in which the Company exchanges its equity instruments for goods or services. The standard requires the Company to measure the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of the award. Currently, the Company only issues stock options in exchange for employee and director services. With the adoption of the standard, the calculated cost of its stock-based compensation awards will be recognized in the Company's income statement over the period in which an employee or director is required to provide the services for the award. Compensation cost will not be recognized for employees or directors that do not render the requisite services. The Company recognizes the expense for equity-based compensation in its income statements on a straight-line basis based upon awards that are ultimately expected to vest. As part of the adoption of the standard, the Company was required to estimate forfeitures. These estimates will be revised, as applicable, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information related to stock-based compensation for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

     For the quarter ended March 31, 2006, the Company recognized compensation expense of $120,000 in its statement of income as selling, general and administrative expense. The tax benefit recorded for this compensation expense was $30,000, resulting in a net after tax cost to the Company of $90,000 in the quarter. No compensation cost was recognized in the statement of income for the period ended April 1, 2005 as the Company continued to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and related interpretations. No stock-based employee compensation cost was reflected in the net income for this period as all options granted by the Company had an exercise price that was equal to or greater than the underlying common stock at the date of grant.

RESULTS OF OPERATIONS

     The table below sets forth data as contained on the condensed consolidated statements of operations, with the percentage information calculated as a percentage of consolidated revenues.

Quarter ended:

                                                    MARCH 31,          APRIL 1,
                                                      2006               2005
                                                ----------------   ----------------
Revenue                                         100.0%   $83,643   100.0%   $68,683
Direct costs                                     78.3%    65,525    76.0%    52,170
Selling, general, and administrative expenses    19.8%    16,557    22.7%    15,585
                                                -----    -------   -----    -------
Operating income                                  1.9%     1,561     1.3%       928
Interest and other expense, net                  (0.4)%     (322)   (0.3)%     (222)
                                                -----    -------   -----    -------
Income before income taxes                        1.5%     1,239     1.0%       706
Provision for income taxes                        0.6%       452     0.3%       222
                                                -----    -------   -----    -------
Net income                                        0.9%   $   787     0.7%   $   484
                                                =====    =======   =====    =======

     In the first quarter of 2006, the Company recorded revenue of $83.6 million, an increase of 21.7% compared to revenue of $68.7 million recorded in the first quarter of 2005. Revenue from the Company's North American operations totaled $69.4 million in the first quarter of 2006, an increase of 24.2% when compared to revenue in the first quarter of 2005 of $55.9 million. Revenue from the Company's European operations in the first quarter of 2006 totaled $14.2 million, an increase of 10.9% when compared to revenue in the first quarter of 2005 of $12.8 million. The European revenue represented 17.0% and 18.6% of 2006 and 2005 consolidated revenue, respectively. The Company's revenue includes reimbursable expenses billed to customers. These expenses totaled $2.4 million and $2.5 million in the first quarter of 2006 and 2005, respectively.

     In North America, the revenue increase in 2006 over 2005 is primarily the result of adding in excess of 1,000 billable staff from the end of 2004 to the end of the first quarter of 2006, primarily in the Company's staffing business. The Company anticipates that revenue in North America will continue to increase during 2006 as the Company has begun the process of increasing its current number of recruiters in its staffing organization by 10% in order to respond to the current level of demand. In the first quarter of 2006, the revenue increase in North America was slightly offset as the Company entered an advance payment program with a significant customer which reduced quarterly revenue by approximately $0.4 million.

     The significant increase in revenue in the Company's European operations was also primarily due to the addition of billable staff as compared to the prior year as demand for the Company's offerings, primarily in the testing area, remains strong. Offsetting the increase in year-over-year revenue was the weakness of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the function currency is the British pound. Had there been no change in these exchange rates from the first quarter of 2005 to the first quarter of 2006, total European revenue would have been approximately $1.3 million greater, or $15.5 million as compared to the $14.2 million reported.

     In the first quarter of 2006, IBM was the Company's largest customer, accounting for $31.6 million or 37.8% of consolidated revenue as compared to $21.8 million or 31.7% of first quarter 2005 revenue. A significant portion of the staff added in North America during the past 15 months was with IBM. During 2005, the Company signed an addendum to the Technical Services Agreement it has with IBM making it a predominant supplier to IBM's Systems and Technology Group which has driven a large portion of the increase in the demand for the Company's staffing services. This addendum has an expiration date of December 31, 2007. No other customer accounted for more than 10% of the Company's revenue in either the first quarter of 2006 or 2005.

     Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 78.3% of revenue in the first quarter of 2006 as compared to 76.0% of revenue in the first quarter of 2005. The increase in direct costs as a percentage of revenue in 2006 as compared to 2005 is primarily due to a significant increase in the Company's staffing business, which generally yields lower direct profit margins than the remainder of the Company's business.

     Selling, general and administrative (SG&A) expenses were 19.8% of revenue in the first quarter of 2006 as compared to 22.7% of revenue in the first quarter of 2005. The decrease in SG&A expense as a percentage of revenue reflects a higher concentration of staffing business in the Company's revenue mix in 2006, which requires a lower level of support from the Company's SG&A staff than the remainder of the Company's business. On January 1, 2006, the Company adopted the provisions of FAS 123R, "Share-Based Payment." With the adoption of the standard, the calculated cost of its stock-based compensation awards will be recognized in the Company's income statement over the period in which an employee or director is required to provide the services for the award. For the quarter ended March 31, 2006, the Company recognized compensation expense of $120,000 in its statement of income as SG&A expense.

     Operating income was 1.9% of revenue in the first quarter of 2006 as compared to 1.3% of revenue in the first quarter of 2005. Operating income from North American operations was $0.6 million and $0.1 million in the first quarter of 2006 and 2005, respectively, while European operations recorded operating income of $1.0 million and $0.8, respectively, in such periods.

     Interest and other expense, net was (0.4)% of revenue in the first quarter of 2006 and (0.3)% in the first quarter of 2005. The increase as a percentage of revenue from 2005 to 2006 is primarily due to higher average outstanding balances on the Company's revolving line of credit, and higher interest rates in 2006. Offsetting this increase was a partial reduction of the Company's interest expense in the quarter as the Company entered an advance payment program with a significant customer which, by the end of the quarter, reduced the Company's outstanding debt to just under $1.0 million from slightly over $23 million at December 31, 2005.

     The effective tax rate (ETR) used to calculate the provision for income taxes was 36.5% in the first quarter of 2006 as compared to 31.4% in the first quarter of 2005. The ETR is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The ETR in 2006 was primarily affected by a reversal of a valuation allowance of approximately $62,000 previously offsetting state deferred tax net operating loss carryforwards. Without the reversal of this valuation allowance, the ETR in the first quarter of 2006 would have been approximately 41.4%. The ETR in the first quarter of 2005 of 31.4% was primarily affected by several items that created tax benefits in 2005 totaling approximately $67,000. Without these items, the Company's ETR in 2005 would have been approximately 41%.

     Net income from continuing operations for the first quarter of 2006 was 0.9% of revenue or $0.05 per diluted share, compared to net income of 0.7% of revenue or $0.03 per diluted share in the first quarter of 2005. Diluted earnings per share were calculated using 16.8 million and 17.2 million weighted-average equivalent shares outstanding for the first quarter ended March 31, 2006 and April 1, 2005, respectively. The decrease in equivalent shares outstanding in 2006 as compared to 2005 is due to the Company purchasing approximately 460,000 of its shares for treasury over the past year, and a smaller dilutive effect of outstanding, in-the-money stock options.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company's significant accounting policies, along with the underlying assumptions and judgments made by the Company's management in their application, have a significant impact on the Company's consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company's financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company's most critical accounting policies are those related to goodwill valuation, income taxes, specifically relating to deferred taxes and valuation allowances, and the discount rates and expected return on plan assets, as applicable, used to calculate the Company's pension obligations.

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

     As of January 1, 2006 and 2005, with the assistance of an outside third party valuation expert, the Company completed its annual valuation of the business unit to which the Company's goodwill relates. These valuations indicated that the estimated fair value of the business unit exceeded the carrying value of this unit in each period. Additionally, there are no facts or circumstances that arose during the first quarter of 2005 or 2006 that led management to believe the goodwill was impaired. Accordingly, the Company believes no impairment was required to be recorded in its condensed consolidated financial results. Changes in business conditions which could impact future valuations however, could lead to impairment charges.

     Income Taxes - Deferred Taxes and Valuation Allowances - At March 31, 2006, the Company had a total of approximately $6.5 million of current and non-current net deferred tax assets recorded on its balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

     At March 31, 2006, the Company has deferred tax assets recorded resulting from net operating losses. This includes assets resulting from net operating losses in various states totaling approximately $0.6 million, in The Netherlands of approximately $2.2 million, and approximately $0.4 million in various other countries. Management of the Company has analyzed each jurisdiction's tax position, including forecasting potential taxable income in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at March 31, 2006, the Company has offset a portion of these assets with a valuation allowance totaling $2.4 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.8 million.

     During the first quarter of 2006, the valuation allowance was reduced by approximately $0.2 million, net due to the weakening of the Euro which caused the valuation allowance offsetting the net operating loss carryforward in the Netherlands to decrease by approximately $0.1 million, and due to the anticipated additional utilization of approximately $62,000 of the net operating losses in various states due to a change in estimate.

     The Company's deferred tax assets and their potential relizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any additional change in the valuation allowance in the future could result in a change in the Company's ETR. The total reduction in the valuation allowance of approximately $62,000 for the net operating losses in various states reduced the ETR by approximately 5%. An additional 1% decrease in the ETR would have equaled approximately $12,000 of additional net income in the first quarter of 2006.

     Defined Benefit Pension Plans - Discount Rates and Expected Return on Plan Assets - The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (ESBP) that provides a current and certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The plan was amended as of November 30, 1994, to freeze benefits for participants at that time. The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V., in the first quarter of 2004. Benefits paid under the NDBP are a function of a percentage of career average pay. The NDBP was curtailed for additional contributions in January 2003.

     For the ESBP, the discount rate used in 2005 to calculate the benefit obligation was 5.6%, which is reflective of a series of bonds that are included in the Moody's Aa long-term corporate bond yield. The Company selected this rate as it anticipates making payments to participants under the ESBP for 20-30 years in the future, and this rate is reflective of specific bonds within the Moody's Aa index that cover that time period. For 2006, the Company anticipates using the same methodology to determine the value for the discount rate to calculate the plan's benefit obligation. For the first quarter of 2006, the Company made payments totaling approximately $0.2 million to participants. There is no salary increase rate assumption for the plan as it is frozen for additional benefits, and the plan is deemed to be unfunded as the Company has not specifically set aside assets to be used to discharge the deferred compensation benefit liability. Payments to participants under the ESBP are funded by the Company as needed.

     For the NDBP, the discount rate used in 2005 to calculate the benefit obligation was 4.1%, which is reflective of the current return on long-term corporate bonds that have a remaining life of greater than 10 years which corresponds to the remaining average life of the plan. For 2006, the Company anticipates using the same methodology to determine the value for the discount rate to calculate the plan's benefit obligation. There is no salary increase rate assumption for the plan as it is frozen for additional benefits. The expected return on plan assets for 2005 was approximately $0.3 million. The assets in the NDBP are 20% invested in the Aegon World Equity Fund. This fund invests in global equities, with a small portion of the fund in new or emerging economies. The remaining 80% of the assets are invested as determined by Aegon with no direction from the Company, with a guaranteed minimum return to the Company of 4%. The Company does not anticipate changing these allocation percentages going forward. The expected return on plan assets for 2005 was a function of the average historical return of 4.5% on the 80% of the funds invested by Aegon, and an estimated return of 9% on the 20% of the funds invested in the Aegon Equity Fund. The three year return to the Company on the Aegon Equity Fund was approximately 15%.

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

FINANCIAL CONDITION AND LIQUIDITY

     Cash provided by operating activities was $25.3 million in the first quarter of 2006. Net income totaled $0.8 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation expense, and deferred compensation totaled $0.8 million. The accounts receivable balance decreased $19.0 million as compared to December 31, 2005 primarily due to the Company entering into an advance payment program with a significant customer. Accordingly, the decrease in the timing of the collection of outstanding invoices resulted in a decrease in days sales outstanding to 57 days at March 31, 2006 from 85 days at December 31, 2005. Accounts payable increased $0.7 million primarily due to the timing of certain payments near quarter-end. Accrued compensation increased $4.4 million in 2006 due to the timing of the U.S. bi-weekly payroll. Income taxes payable primarily increased $0.2 million due to additional income in 2006 as compared to the prior period. Advance billings on contracts increased $0.3 million due to the timing of billings on customer accounts near quarter-end.

     Investing activities used $0.5 million in the first quarter of 2006, which primarily represented the additions to property and equipment. The Company has no significant commitments for the purchase of property or equipment at March 31, 2006.

     Financing activities used $24.6 million of cash in the first quarter of 2006. For the first quarter of 2006, net payments under the Company's revolving credit lines totaled $22.2 million. The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions. The Company was in compliance with these covenants at March 31, 2006. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. Daily average borrowings for the first quarter of 2006 were $13.8 million.

     During the first quarter of 2006, the Company used approximately $342,000 to purchase approximately 82,000 shares of its stock for treasury. At March 31, 2006, approximately 751,000 shares remain in the existing authorization for future purchases.

     At March 31, 2006, consolidated shareholders' equity totaled $58.2 million, an increase of $0.7 million from the December 31, 2005 total of $57.5 million. The increase is primarily due to net income of $0.8 million, and the favorable effect of foreign currency translation of $0.1 million offset by the $342,000 spent to purchase approximately 82,000 shares of the Company's stock for treasury.

     During the first quarter of 2006, the Company determined that it owned but had previously not recorded marketable securities that were issued to the Company in 2001 resulting from the demutualization of an insurance company. During the late 1990's and early 2000's, CTG purchased medical benefits for its employees from this company through a broker. The company converted from a mutual to a public company in late 2001, and CTG was issued shares in the new, publicly traded entity. However, due to an error on the part of the issuing company, CTG did not receive notification of the ownership of such shares until late March 2006.

     CTG has determined that an asset of approximately $0.2 million, and an increase to retained earnings of $0.1 million, net of tax, should have been recorded at December 31, 2001. The Company has recorded this asset and adjustment to increase its retained earnings balance as of December 31, 2001, and has subsequently accounted for this investment as an available for sale security in succeeding years. The investment, retained earnings, and accumulated other comprehensive income - unrealized gain on investment, net of tax account balances as displayed on the Company's condensed consolidated balance sheets in this quarterly report for the periods ended March 31, 2006 and December 31, 2005 reflect the accounting for this investment as if it had been recorded in 2001, as well as the current valuation of the investment on those dates (see note 4). Additionally, in the first quarter of 2006, the Company recorded a minor adjustment to retained earnings related to the lease liability previously recorded in the fourth quarter of 2005 for the straight-line recognition of operating lease expense.

     The Company believes existing internally available funds, cash potentially generated from operations, and available borrowings under the Company's revolving line of credit totaling approximately $33.7 million at March 31, 2006, will be sufficient to meet foreseeable working capital, capital expenditure, and stock repurchase requirements, and to allow for future internal growth and expansion.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company did not have off-balance sheet arrangements or transactions in either the first quarter of 2006 or 2005.

CONTRACTUAL OBLIGATIONS

     There have been no significant additional contractual obligations entered into by the Company during the first quarter of 2006. The Company reduced its obligation under its revolving credit agreement during the first quarter of 2006 by approximately $22.2 million primarily by utilizing the cash provided from operations from reduced accounts receivable balances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company's European operations.

     At March 31, 2006, there was a total of $1.0 million outstanding under the Company's revolving credit agreement. Daily average borrowings for the first quarter of 2006 were $13.8 million. Accordingly, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $138,000.

     For the first quarter of 2006 as compared to the first quarter of 2005, there was a weakening of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company's European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. Had there been no change in these exchange rates from the first quarter of 2005 to the first quarter of 2006, total European revenue would have been approximately $1.3 million greater, or $15.5 million as compared to the $14.2 million reported. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

     The value of the Company's investment in a publicly traded company (See note 4 in Item 1. Financial Statements) of $0.8 million is subject to market price volatility. This security is held for purposes other than trading. There was no impairment of this security in the first quarter of 2006.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     The Company continues to review, revise and improve the effectiveness of the Company's internal controls on a continuous basis. There have been no significant changes in the Company's internal controls over financial reporting in connection with the Company's first quarter of 2006 evaluation that would materially affect, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 1A. RISK FACTORS

     There were no material changes in the Company's risk factors from those previously disclosed in the Company's Form 10-K for the period ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                      ISSUERS PURCHASE OF EQUITY SECURITIES

                                                    Total Number of        Maximum
                                                   Shares Purchased       Number of
                                                      as Part of       Shares that may
                                                       Publicly       yet be Purchased
                Total Number of    Average Price    Announced Plans    Under the Plans
   Period      Shares Purchased   Paid per Share      or Programs       or Agreements
------------   ----------------   --------------   ----------------   ----------------
January 1 -
January 31              --                --                --             832,982

February 1 -
February 28             --                --                --             832,982

March 1 -
March 31            81,600             $4.20            81,600             751,382
                    ------                              ------
Total               81,600             $4.20            81,600             751,382

During May 2005, the Company announced a 1.0 million share repurchase authorization. This authorization added to an existing approximately 0.2 million share repurchase authorization that remained from an initial authorization of
1.4 million shares in 1995. Neither share repurchase program has an expiration date, nor were there any share repurchase programs terminated during the first quarter of 2006. However, during the fourth quarter of 2005 the Company purchased the remaining shares from the 1995 authorization, leaving only the remaining shares under the May 2005 authorization available for repurchase at December 31, 2005.

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

ITEM 6. EXHIBITS

Exhibit   Description                                                               Page
-------   -----------                                                               ----
31. (a)   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002    23
31. (b)   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002    24
32.       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002    25

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

                                        Title: Interim Chief Financial Officer

Date: May 8, 2006