Form 10-Q
period 2006-06-30
COMPUTER TASK GROUP INC
filed 2006-08-08
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number 1-9410

COMPUTER TASK GROUP, INCORPORATED

(Exact name of Registrant as specified in its charter)

New York	16-0912632
(State of incorporation)	(IRS Employer Identification No.)

800 Delaware Avenue, Buffalo, New York	14209
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (716) 882-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐             Accelerated filer  ☒             Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUEERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of each class	Shares outstanding at August 1, 2006
Common stock, par value $.01 per share	20,253,234

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
	(amounts in thousands, except per share data)
Revenue	$85,765	$72,910	$169,408	$141,593
Direct costs	67,058	56,505	132,583	108,675
Selling, general and administrative expenses	17,164	15,247	33,721	30,832

Operating income	1,543	1,158	3,104	2,086
Interest and other income	45	3	95	24
Interest and other expense	(194)	(375)	(566)	(618)

Income before income taxes	1,394	786	2,633	1,492
Provision for income taxes	586	163	1,038	385

Net income	$808	$623	$1,595	$1,107

Net income per share:
Basic	$0.05	$0.04	$0.10	$0.07

Diluted	$0.05	$0.04	$0.09	$0.06

Weighted average shares outstanding:
Basic	16,446	16,801	16,497	16,807
Diluted	16,843	17,029	16,837	17,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$4,395	$2,556
Accounts receivable, net of allowances of $811 and $1,087 in 2006 and 2005, respectively	52,718	71,940
Prepaids and other	2,783	1,978
Deferred income taxes	1,129	1,767

Total current assets	61,025	78,241

Property and equipment, net of accumulated depreciation of $26,296 and $25,377 in 2006 and 2005, respectively	6,380	6,616
Goodwill	35,678	35,678
Deferred income taxes	5,267	4,685
Other assets	2,673	2,273
Investment	736	807

Total assets	$111,759	$128,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,308	$9,277
Accrued compensation	24,286	22,153
Advance billings on contracts	1,628	1,312
Other current liabilities	5,059	4,773
Income taxes payable	393	70

Total current liabilities	39,674	37,585

Long-term debt	3,150	23,150
Deferred compensation benefits	9,033	8,842
Other long-term liabilities	858	1,232

Total liabilities	52,715	70,809

Shareholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	111,250	111,172
Retained earnings	43,335	41,740
Less: Treasury stock of 6,757,890 and 6,525,890 shares at cost, respectively	(33,870)	(32,811)
Stock Trusts of 3,824,761 and 3,939,664 shares at cost, respectively	(57,051)	(57,542)
Accumulated other comprehensive income (loss):
Unrealized gain on investment, net of tax	339	382
Foreign currency adjustment	(3,730)	(4,221)
Minimum pension liability adjustment, net of tax	(1,499)	(1,499)

Accumulated other comprehensive loss	(4,890)	(5,338)

Total shareholders’ equity	59,044	57,491

Total liabilities and shareholders’ equity	$111,759	$128,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Two Quarters Ended
	June 30, 2006	July 1, 2005
	(amounts in thousands)
Cash flows from operating activities:
Net income	$1,595	$1,107
Adjustments:
Depreciation expense	1,285	1,377
Equity-based compensation expense	323	—
Deferred income taxes	109	311
Tax benefit on stock option exercises	—	1
Excess tax benefits from equity-based compensation	(18)	—
Loss on sales of property and equipment	—	13
Deferred compensation	191	(2)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	19,997	(19,459)
Increase in prepaids and other	(761)	(199)
(Increase) decrease in other assets	(365)	317
Increase (decrease) in accounts payable	523	(500)
Increase in accrued compensation	1,851	4,559
Increase (decrease) in advance billings on contracts	307	(407)
Increase in other current liabilities	211	708
Increase (decrease) in income taxes	312	(121)
Increase (decrease) in other long-term liabilities	(374)	72

Net cash provided by (used in) operating activities	25,186	(12,223)

Cash flows from investing activities:
Additions to property and equipment	(1,015)	(2,206)
Proceeds from sales of property and equipment	6	79

Net cash used in investing activities	(1,009)	(2,127)

Cash flows from financing activities:
Proceeds from (payments on) long-term revolving debt, net	(20,000)	14,150
Change in cash overdraft, net	(1,671)	(427)
Proceeds from Employee Stock Purchase Plan	79	74
Purchase of stock for treasury	(1,059)	(295)
Debt issuance costs	—	(481)
Excess tax benefits from equity-based compensation	18	—
Proceeds from other stock plans	149	5

Net cash provided by (used in) financing activities	(22,484)	13,026

Effect of exchange rate changes on cash and cash equivalents	146	(478)

Net increase (decrease) in cash and cash equivalents	1,839	(1,802)
Cash and cash equivalents at beginning of year	2,556	4,488

Cash and cash equivalents at end of quarter	$4,395	$2,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Financial Statements

The condensed consolidated financial statements included herein reflect, in the opinion of the management of Computer Task Group, Incorporated (“CTG” or “the Company”), all normal recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows for the periods presented. Certain amounts in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2. Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management believes that the information and disclosures provided herein are adequate to present fairly the consolidated financial position, results of operations and cash flows of the Company. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC.

The Company operates in one industry segment, providing information technology (IT) staffing solutions services to its clients. These services include IT Staffing, Application Outsourcing, and IT Solutions. CTG provides these three primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. The Company promotes a portion of its services through four vertical market focus areas: Technology Service Providers, Financial Services, HealthCare, and Life Sciences.

3. Adjustment to Prior Year’s Shareholders’ Equity

During the first quarter of 2006, the Company determined that it owned but had previously not recorded marketable securities that were issued to the Company in 2001 resulting from the demutualization of an insurance company. During the late 1990’s and early 2000’s, CTG purchased medical benefits for its employees from this company through a broker. The company converted from a mutual to a public company in late 2001, and CTG was issued shares in the new, publicly traded entity. However, due to an error on the part of the issuing company, CTG did not receive notification of the ownership of such shares until late March 2006.

CTG has determined that an asset of approximately $0.2 million, and an increase to retained earnings of $0.1 million, net of tax, should have been recorded at December 31, 2001. The Company has recorded this asset and adjustment to increase its retained earnings balance as of December 31, 2001, and has subsequently accounted for this investment as an available for sale security in succeeding years. The investment, retained earnings, and accumulated other comprehensive income - unrealized gain on investment, net of tax account balances as displayed on the Company’s condensed consolidated balance sheets in this quarterly report for the periods ended June 30, 2006 and December 31, 2005 reflect the accounting for this investment as if it had been recorded in 2001, as well as the current valuation of the investment on those dates (see note 4). Additionally, in the first quarter of 2006, the Company recorded a minor adjustment to retained earnings related to the lease liability previously recorded in the fourth quarter of 2005 for the straight-line recognition of operating lease expense.

4. Investment

The Company accounts for its investment balance as an “available for sale” security as defined under FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The balance consists of one security, and the Company has held and intends to hold the security for the foreseeable future. The carrying amount of this security was approximately $0.7 million at June 30, 2006 and $0.8 million at December 31, 2005, while the amount of unrealized gain, net of tax, on this security was approximately $0.3 million at June 30, 2006 and $0.4 million at December 31, 2005. The unrealized gain, net of tax, is presented as a separate component of shareholders’ equity. The Company did not sell any portion of this security during either 2005 or 2006, nor were any dividends received. Accordingly, the Company did not realize any gain, loss or income on this investment in its condensed consolidated income statements for these periods. The amount of unrealized gain (loss), net of tax, included in comprehensive income in the second quarter of 2006 and 2005 was $(29,000) and $46,000, respectively, and $(43,000) and $76,000 in the year-to-date periods in 2006 and 2005, respectively.

5. Net Income Per Share

Basic and diluted earnings per share information is as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
	(amounts in thousands, except per share data)
Weighted-average number of shares outstanding during period	16,446	16,801	16,497	16,807
Common Stock equivalents - Incremental shares under stock option plans	397	228	340	329

Number of shares on which diluted earnings per share is based	16,843	17,029	16,837	17,136

Net income	$808	$623	$1,595	$1,107

Net income per share:
Basic	$0.05	$0.04	$0.10	$0.07

Diluted	$0.05	$0.04	$0.09	$0.06

Certain options and restricted stock representing 1.9 million and 2.3 million shares of common stock were outstanding at June 30, 2006 and July 1, 2005, respectively, but were not included in the computation of diluted earnings per share as the options exercise price was greater than the average market price of the common shares for the respective periods.

6. Comprehensive Income (Loss)

Accumulated other comprehensive loss totaled $(4,890,000) and $(5,338,000) at June 30, 2006 and December 31, 2005, respectively. Total comprehensive income (loss) information is as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
	(amounts in thousands)
Net income	$808	$623	$1,595	$1,107
Unrealized gain (loss) on investment, net of tax	(29)	46	(43)	76
Foreign currency	370	(513)	491	(875)
Minimum pension liability	—	—	—	(23)

Comprehensive income	$1,149	$156	$2,043	$285

7. Income Taxes

The effective tax rate (ETR) used to calculate the provision for income taxes was 39.4% in 2006 as compared to 25.8% in 2005. The ETR is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items which are considered discrete to the quarter. The ETR in 2006 was primarily affected by a reversal of a valuation allowance previously offsetting state deferred tax net operating loss carryforwards, offset by additions to the tax reserve. Without these items netting to approximately $20,000, the ETR in 2006 would have been approximately 40.2%. The ETR in 2005 of 25.8% was primarily affected by several items that created tax benefits in 2005 totaling approximately $234,000. Without these items, the Company’s ETR in 2005 would have been approximately 41.5%.

During the quarter ended July 1, 2005, the Company changed its method of accounting for reporting changes in liabilities in interim periods resulting from changes in judgments or settlements of tax exposure items. The Company had previously accounted for such changes in judgments or settlements as adjustments to the estimated annual ETR. However, effective for the second quarter of 2005 the Company has now changed its method of accounting for such changes in judgments or settlements so that they are recorded as discrete items in the interim period in which the change occurs. This newly adopted accounting method is preferable as it more appropriately reflected the impact of the change on the Company’s consolidated operations and financial position at the time of the change. As a result of the change in method of accounting, income tax expense was reduced in total by $114,000, or less than $0.01 per diluted share in both the second quarter of 2005 and the year-to-date period ended July 1, 2005.

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

Net periodic pension cost for the ESBP is as follows:

	For the Quarter Ended		For the Two Quarters Ended
Net Periodic Pension Cost – ESBP (amounts in thousands)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Interest cost	$123	$128	$246	$256
Amortization of unrecognized net loss	29	27	58	54

Net periodic pension cost	$152	$155	$304	$310

The ESBP is deemed to be unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts considered sufficient to reimburse the Company for the costs associated with the plan for those participants. Payments to participants are funded by the Company as needed. The Company does not anticipate making contributions to the plan in 2006 and future years to fund the ESBP.

The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland B.V., in the first quarter of 2004. Benefits paid are a function of a percentage of career average pay. The Plan was curtailed for additional contributions in January 2003.

Net periodic pension benefit for the NDBP is as follows:

	For the Quarter Ended		For the Two Quarters Ended
Net Periodic Pension Cost (Benefit) - NDBP (amounts in thousands)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Interest cost	$60	$62	$119	$126
Expected return on plan assets	(73)	(78)	(144)	(157)

Net periodic pension benefit	$(13)	$(16)	$(25)	$(31)

The Company made a contribution of approximately $0.2 million to the plan in the second quarter of 2006. No contributions were made to the plan in 2005. At this time, the Company does not anticipate making additional contributions to the plan for the remainder of 2006.

401(k) Profit-Sharing Retirement Plan

The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. Company contributions, which are discretionary, consist of cash and may include the Company’s stock, were funded and charged to operations in the amount of $0.6 million and $0.5 million for the quarters ended June 30, 2006 and July 1, 2005, respectively. The Company’s contributions for the two quarters ended June 30, 2006 and July 1, 2005 were $1.4 million and $1.0 million, respectively.

Other Retirement Plans

The Company maintains various other defined contribution retirement plans other than the NDBP discussed above, covering substantially all of the remaining European employees. Company contributions charged to operations were less than $0.1 million in each of the quarters ended June 30, 2006 and July 1, 2005, and $0.1 million in each of the two quarters ended June 30, 2006 and July 1, 2005.

Other Postretirement Benefits

The Company provides limited healthcare and life insurance benefits to one current and nine retired employees and their spouses, totaling 16 participants, pursuant to contractual agreements.

Net periodic postretirement benefit cost is as follows:

	For the Quarter Ended		For the Two Quarters Ended
Net Periodic Postretirement Benefit Cost (amounts in thousands)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Interest cost	$10	$9	$20	$18
Amortization of transition amount	7	7	14	14

Net periodic postretirement benefit cost	$17	$16	$34	$32

No adjustments were made to the net periodic postretirement benefit cost indicated above due to Medicare reform as the amounts were deemed to be insignificant. Payments for benefits are funded by the Company as needed. The Company does not anticipate making contributions to fund the plan in 2006 or future years.

9. Stock-Based Employee Compensation

On January 1, 2006, the Company adopted the provisions of FAS No. 123R, “Share-Based Payment” on a modified prospective basis, which requires the Company to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. This FAS establishes standards for the accounting for transactions in which the Company exchanges its equity instruments for goods or services. The standard requires the Company to measure the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of the award. Currently, the Company issues stock options and restricted stock in exchange for employee and director services. With the adoption of the standard, the calculated cost of its stock-based compensation awards will be recognized in the Company’s income statement over the period in which an employee or director is required to provide the services for the award. Compensation cost will not be recognized for employees or directors that do not render the requisite services. The Company recognizes the expense for equity-based compensation in its income statements on a straight-line basis based upon awards that are ultimately expected to vest. As part of the adoption of the standard, the Company was required to estimate forfeitures. These estimates will be revised, as applicable, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information related to stock-based compensation for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

For the quarter ended June 30, 2006, the Company recognized compensation expense of $203,000 in its statement of income as selling, general and administrative expense. The tax benefit recorded for this compensation expense was $59,000, resulting in a net after tax cost to the Company of $144,000 in the quarter. For the two quarters ended June 30, 2006, the Company recorded $323,000 of compensation expense and a tax benefit of $89,000, resulting in a net after tax cost to the Company of $234,000. No compensation cost was recognized in the statement of income for either the quarter or two quarter’s ended July 1, 2005 as the Company continued to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations, as all options granted by the Company had an exercise price that was equal to or greater than the underlying common stock at the date of grant.

As of June 30, 2006, the Company has two stock-based incentive plans. On April 26, 2000, the shareholders approved the Company’s Equity Award Plan (Equity Plan). Under the provisions of the plan, stock options, restricted stock, stock appreciation rights, and other awards may be granted or awarded to employees and directors of the Company. The compensation committee of the Board of Directors determines the nature, amount, pricing, and vesting of the grant or award. All options and awards remain in effect until the earlier of the expiration, exercise, or surrender date. For the most part, options generally become exercisable in three or four equal annual installments, beginning one year from the date of grant. In certain limited instances, options granted with market price conditions are expected to vest nine and one-half years from the date of grant. As of June 30, 2006, a total of 3,500,000 shares may be awarded under this plan, and 779,500 shares are available for grant as of that date.

On April 24, 1991, the shareholders approved the Company’s 1991 Employee Stock Option Plan (1991 Plan). Under the provisions of the plan, options may be granted to employees and directors of the Company. The option price for options granted under this plan is equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Incentive stock options generally become exercisable in four annual installments of 25% of the shares covered by the grant, beginning one year from the date of grant, and expire six years after becoming exercisable. Nonqualified stock options generally become exercisable in either four or five annual installments of 20 or 25% of the shares covered by the grant, beginning one year from the date of grant, and expire up to 15 years from the date of grant. All options remain in effect until the earlier of the expiration, exercise, or surrender date. There are no options available for grant under this plan as of June 30, 2006.

The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. For the second quarter of 2006, the per-option weighted-average fair value of options granted on the date of grant was $2.24. There were no grants of stock options (or any other equity-based compensation) in the second quarter of 2005. The fair value of the options granted in the second quarter of 2006 at the date of grant was estimated using the following assumptions:

Three Months Ended June 30, 2006
Expected volatility	55.5% – 56.0%
Risk-free interest rate	5.05% – 5.08%
Expected term (years)	4.0 – 4.3
Expected dividend yield	0.0%

The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the option granted to estimate the expected volatility for the grants made in the second quarter of 2006. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of paying dividends, and the expectation of paying dividends in the foreseeable future.

Also during the second quarter of 2006, the Company issued restricted stock to several of its employees and its directors on June 21, 2006 with a value of $4.65 per share. For the employees, the stock vests over a period of four years, with 25% of the stock issued vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock is fully vested to the employee. The Company is recognizing compensation expense for these shares over the expected term of the restricted stock, or four years. For the directors, the issued stock vests at retirement. As the directors are eligible for retirement from the Company’s board at any point, the Company recognized the expense associated with these shares on the date of grant. The restricted shares issued are considered outstanding, and are eligible to receive dividends, if any are paid, and can be voted. However, only vested shares of outstanding restricted stock are included in the basic earnings per share calculation.

The following table details the effect on net income and basic and diluted net income per share as if the Company had adopted the fair value recognition provision of FAS No. 123 as they apply to stock-based employee compensation:

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
	(amounts in thousands, except per share data)
Net income, as reported for the prior period (a)	N/A	$623	N/A	$1,107

Stock-based compensation expense	$203	357	$323	719
Tax benefit	(59)	(68)	(89)	(130)

Stock-based compensation, net of tax (b)	$144	289	$234	589

Net income, including stock-based compensation (a)	$808	$334	$1,595	$518

Basic net income per share, as reported for the prior period (a)	N/A	$0.04	N/A	$0.07

Basic net income per share, including the effect of stock-based compensation expense (b)	$0.05	$0.02	$0.10	$0.03

Diluted net income per share, as reported for the prior period (a)	N/A	$0.04	N/A	$0.06

Diluted net income per share, including the effect of stock-based compensation expense (b)	$0.05	$0.02	$0.09	$0.03

(a)	Net income, net income including stock-based compensation, and basic and diluted net income per share prior to January 1, 2006 did not include stock-based compensation expense as the Company continued to apply the recognition and expensing provisions of APB No. 25.
(b)	Prior to January 1, 2006, stock-based compensation was only reported on a pro forma basis in the Company’s footnotes.

As of June 30, 2006, total remaining stock-based compensation expense for non-vested equity-based compensation is approximately $1.6 million, which is expected to be recognized on a weighted-average basis over the next 21 months. Historically, the Company has issued shares out of its Stock Employee Compensation Trust to fulfill the share requirements from stock option exercises and restricted stock grants.

Stock-based compensation expense decreased significantly from the second quarter and year-to-date period in 2005 to the second quarter and year-to-date period in 2006 as the Board of Directors of the Company approved the acceleration in the fourth quarter of 2005 of the vesting of all unvested out-of-the money stock options previously awarded to its employees, including its executive officers and its directors under the Company’s equity compensation plans having an exercise price greater than $3.48, which was the closing price of the Company’s common stock on the date of acceleration. In total, options to purchase approximately 1.1 million shares of the Company’s common stock became exercisable immediately. The weighted-average exercise price of the options subject to the acceleration was $4.69.

The purpose of the acceleration was to enable the Company to eliminate future compensation expense the Company would otherwise recognize in its statements of operations with respect to these accelerated options upon the adoption of FAS No. 123R “Share-Based Payment.” The Board of Directors took the action in the belief that it was in the best interest of the shareholders to minimize future compensation expense associated with stock options upon adoption of FAS No.123R. It is estimated that the maximum future compensation expense that would have been recorded in the Company’s statements of income had the vesting of these options not been accelerated into the fourth quarter of 2005 was approximately $1.4 million.

A summary of stock option activity for the year-to-date period ended June 30, 2006 under these plans is as follows:

	Equity Plan Options	Weighted-Average Exercise Price	1991 Plan Options	Weighted-Average Exercise Price
Outstanding at December 31, 2005	3,224,750	$3.76	868,964	$13.43
Granted	378,000	$4.65	—	—
Exercised	(40,500)	$3.43	(3,500)	$2.88
Canceled and forfeited	(47,500)	$4.10	(1,000)	$16.19
Expired	—	—	(151,563)	$15.18

Outstanding at June 30, 2006	3,514,750	$3.85	712,901	$13.11

Options exercisable at June 30, 2006	2,638,000	$3.90	712,901	$13.11

For the year-to-date period ended June 30, 2006, the intrinsic value of the options exercised under the Equity Plan was approximately $45,000, while the intrinsic value of the options exercised under the 1991 Plan was $5,000.

A summary of restricted stock activity for the year-to-date period ended June 30, 2006 under the Equity Plan is as follows:

	Equity Plan Restricted Stock	Weighted-Average Market Value
Outstanding at December 31, 2005	—	—
Granted	52,500	$4.65
Canceled and forfeited	—	—

Outstanding at June 30, 2006	52,500	$4.65

As of June 30, 2006, 15,000 shares of the outstanding restricted stock are vested.

A summary of outstanding options as of June 30, 2006 for the Equity and 1991 Plans is as follows:

Options Outstanding					Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Remaining Average Contractual Life (Years)	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
Equity Plan
$1.40 - $1.96	280,000	$1.60	9.4	$952,000	250,000	$1.56	$860,800
$2.24 - $3.26	1,291,500	$3.07	9.2	$2,488,755	820,750	$3.06	$1,588,440
$3.48 - $4.90	1,483,250	$4.43	8.1	$850,853	1,107,250	$4.35	$719,253
$5.30 - $5.94	460,000	$5.56	8.5	—	460,000	$5.56	—

1991 Plan
$2.88	106,250	$2.88	2.9	$225,781	106,250	$2.88	$225,781
$5.13 - $6.13	260,000	$5.93	6.6	—	260,000	$5.93	—
$16.19 - $21.94	285,625	$19.56	2.5	—	285,625	$19.56	—
$26.06 - $37.19	61,026	$31.31	3.0	—	61,026	$31.31	—

The aggregate intrinsic value as calculated in the above chart is based upon the Company’s closing stock price on June 30, 2006 of $5.00 per share.

10. Treasury Stock

During the second quarter of 2006, the Company used approximately $0.7 million to purchase 150,400 shares of its stock for treasury, while during the two quarters ended June 30, 2006, the Company used approximately $1.1 million to purchase 232,000 shares of stock for treasury. At June 30, 2006, approximately 0.6 million shares remain in the existing authorization for future purchases.

11. Significant Customer

In the second quarter of 2006, IBM was the Company’s largest customer, accounting for $33.2 million or 38.7% of consolidated revenue as compared to $26.9 million or 36.8% of second quarter 2005 revenue. In the two quarters ended June 30, 2006, revenue from IBM totaled $64.8 million, compared to $48.7 in the corresponding 2005 period. No other customer accounted for more than 10% of the Company’s revenue in either the second quarter of 2006 or 2005. The Company’s accounts receivable from IBM at June 30, 2006 and July 1, 2005 amounted to $14.9 million and $31.1 million, respectively.

12. Accounting Standards Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” The Interpretation documents recognition and measurement attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken on a company’s tax return. This new Interpretation is effective for the Company for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect, if any, that the adoption of this Interpretation will have on the Company’s financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Two Quarter’s Ended June 30, 2006

Forward-Looking Statements

This report contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. The forward-looking statements contained in the report are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry conditions, including fluctuations in demand for IT services, (ii) the availability to the Company of qualified professional staff, (iii) industry competition, (iv) rate and wage inflation or deflation, (v) risks associated with operating in foreign jurisdictions, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the IT solutions and staffing industry, taxes and the Company’s operations in particular, (vii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (viii) consolidation among the Company’s competitors or customers, and (ix) the risks described elsewhere herein and from time to time in the Company’s reports to the Securities and Exchange Commission.

Trends

The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve. The pace of technology change and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been strong. We have responded to these challenging business conditions by focusing on three main services, which are providing strategic staffing, IT solutions, and application outsourcing to our clients. We have in turn promoted a majority of our services through four vertical market focus areas, which are technology service providers, financial services, healthcare and life sciences. Finally, we have closely monitored and managed the utilization of our billable personnel, and managed our selling, general and administrative costs as a percentage of revenue.

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. Our competition varies significantly by geographic region, as well as by the type of service provided. Many of our competitors are larger than we are and have greater financial, technical, sales and marketing resources than we have. In addition, we frequently compete with a client’s own internal IT staff. Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India). There can be no assurance that we will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.

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

Stock-Based Employee Compensation

On January 1, 2006, the Company adopted the provisions of FAS No. 123R, “Share-Based Payment” on a modified prospective basis, which requires the Company to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. This FAS establishes standards for the accounting for transactions in which the Company exchanges its equity instruments for goods or services. The standard requires the Company to measure the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of the award. Currently, the Company issues stock options and restricted stock in exchange for employee and director services. With the adoption of the standard, the calculated cost of its stock-based compensation awards will be recognized in the Company’s income statement over the period in which an employee or director is required to provide the services for the award. Compensation cost will not be recognized for employees or directors that do not render the requisite services. The Company recognizes the expense for equity-based compensation in its income statements on a straight-line basis based upon awards that are ultimately expected to vest. As part of the adoption of the standard, the Company was required to estimate forfeitures. These estimates will be revised, as applicable, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information related to stock-based compensation for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

For the quarter ended June 30, 2006, the Company recognized compensation expense of $203,000 in its statement of income as selling, general and administrative expense. The tax benefit recorded for this compensation expense was $59,000, resulting in a net after tax cost to the Company of $144,000 in the quarter. For the two quarters ended June 30, 2006, the Company recorded $323,000 of compensation expense and a tax benefit of $89,000, resulting in a net after tax cost to the Company of $234,000. No compensation cost was recognized in the statement of income for either the quarter or two quarter’s ended July 1, 2005 as the Company continued to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations, as all options granted by the Company had an exercise price that was equal to or greater than the underlying common stock at the date of grant.

Results of Operations

The table below sets forth data as contained on the condensed consolidated statements of operations, with the percentage information calculated as a percentage of consolidated revenues.

Quarter ended:	June 30, 2006		July 1, 2005
Revenue	100.0%	$85,765	100.0%	$72,910
Direct costs	78.2%	67,058	77.5%	56,505
Selling, general, and administrative expenses	20.0%	17,164	20.9%	15,247

Operating income	1.8%	1,543	1.6%	1,158
Interest and other expense, net	(0.2)%	(149)	(0.5)%	(372)

Income before income taxes	1.6%	1,394	1.1%	786
Provision for income taxes	0.7%	586	0.2%	163

Net income	0.9%	$808	0.9%	$623

Two Quarters ended:	June 30, 2006		July 1, 2005
Revenue	100.0%	$169,408	100.0%	$141,593
Direct costs	78.3%	132,583	76.8%	108,675
Selling, general, and administrative expenses	19.9%	33,721	21.7%	30,832

Operating income	1.8%	3,104	1.5%	2,086
Interest and other expense, net	(0.3)%	(471)	(0.4)%	(594)

Income before income taxes	1.5%	2,633	1.1%	1,492
Provision for income taxes	0.6%	1,038	0.3%	385

Net income	0.9%	$1,595	0.8%	$1,107

In the second quarter of 2006, the Company recorded revenue of $85.8 million, an increase of 17.6% compared to revenue of $72.9 million recorded in the comparable 2005 quarter. Revenue from the Company’s North American operations totaled $71.4 million in 2006, an increase of 16.9% when compared to revenue in the comparable 2005 quarter of $61.1 million. Revenue from the Company’s European operations in the second quarter of 2006 totaled $14.4 million, an increase of 22.0% when compared to revenue in the comparable 2005 quarter of $11.8 million. The European revenue represented 16.8% and 16.2% of second quarter 2006 and 2005 consolidated revenue, respectively. The Company’s revenue includes reimbursable expenses billed to customers. These expenses totaled $2.5 million and $2.2 million in the second quarter of 2006 and 2005, respectively.

For the first two quarter’s of 2006, the Company recorded revenue of $169.4 million, an increase of 19.6% compared to revenue of $141.6 recorded in the first two quarter’s of 2005. Revenues from the Company’s North American operations totaled $140.8 million in the 2006 year-to-date period, as compared to $116.9 million in the comparable 2005 period. The Company’s European operations accounted for $28.6 million or 16.9% of year-to-date 2006 consolidated revenue, as compared to $24.7 million or 17.4% in the comparable 2005 period. Reimbursable expenses billed to customers totaled $4.9 million and $4.6 million in the year-to-date periods in 2006 and 2005, respectively.

In North America, the significant revenue increase in both the first and second quarter’s of 2006 over the comparable 2005 quarter’s is primarily the result of adding in excess of 1,100 billable staff from the end of 2004 to the end of the second quarter of 2006, primarily in the Company’s staffing business. In 2006, the revenue increase in North America from the addition of billable staff was partially offset as the Company entered an advance payment program with a significant customer which reduced revenue by approximately $0.9 million.

On July 24, 2006, the Company was informed by a significant customer of a reduction in their need for approximately 350 of CTG’s staff. The reduction is not a result of CTG’s performance, but rather a change in our client’s business needs. The reduction will occur in the Company’s lower margin staffing business, partially offsetting the headcount additions in this area over the past 18 months. This staff reduction equates to approximately $25 to $30 million of annual revenue, which will unfavorably impact the Company’s revenue and may unfavorably import the Company’s profits beginning in the third quarter of 2006.

The significant increase in revenue in the Company’s European operations was also primarily due to the addition of billable staff as compared to the prior year as demand for the Company’s offerings, primarily in the testing area, remains strong. Offsetting the increase in year-over-year revenue was the weakness of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the function currency is the British pound. Had there been no change in these exchange rates from the 2005 to 2006, total European revenue would have been approximately $1.3 million greater, or $29.9 million as compared to the $28.6 million reported.

In the second quarter of 2006, IBM was the Company’s largest customer, accounting for $33.2 million or 38.7% of consolidated revenue as compared to $26.9 million or 36.8% of second quarter 2005 revenue. In the two quarters ended June 30, 2006, revenue from IBM totaled $64.8 million, compared to $48.7 in the corresponding 2005 period. A significant portion of the staff added in North America during the past 18 months was with IBM. During 2005, the Company signed an addendum to the Technical Services Agreement it has with IBM making it a predominant supplier to IBM’s Systems and Technology Group which has driven a large portion of the increase in the demand for the Company’s staffing services. This addendum has an expiration date of December 31, 2007. We expect to continue to derive a significant portion of our revenue from IBM in the remainder of 2006 and in future years. However, a significant decline or the loss of the revenue from IBM would have a significant negative effect on our operating results. The Company’s accounts receivable from IBM at June 30, 2006 and July 1, 2005 amounted to $14.9 million and $31.1 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in either the first or second quarter of 2006 or 2005.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 78.2% of revenue in the second quarter of 2006 as compared to 77.5% of revenue in the second quarter of 2005, and 78.3% of revenue in the 2006 year-to-date period as compared to 76.8% of revenue in the 2005 year-to-date period. The increase in direct costs as a percentage of revenue in 2006 as compared to 2005 is primarily due to a significant increase in the Company’s staffing business, which generally yields lower direct profit margins than the remainder of the Company’s business.

Selling, general and administrative (SG&A) expenses were 20.0% of revenue in the second quarter of 2006 as compared to 20.9% of revenue in the second quarter of 2005, and 19.9% in the 2006 year-to-date period as compared to 21.7% in the 2005 year-to-date period. The decrease in SG&A expense as a percentage of revenue reflects a higher concentration of staffing business in the Company’s revenue mix in 2006, which requires a lower level of support from the Company’s SG&A staff than the remainder of the Company’s business. Additionally, the Company is continually focused on reducing its SG&A costs as a percentage of revenue. On January 1, 2006, the Company adopted the provisions of FAS 123R, “Share-Based Payment.” With the adoption of the standard, the calculated cost of its stock-based compensation awards is recognized in the Company’s income statement over the period in which an employee or director is required to provide the services for the award. The Company recognized compensation expense of $203,000 in the second quarter of 2006 and $323,000 in the 2006 year-to-date period.

Operating income was 1.8% of revenue in the second quarter of 2006 as compared to 1.6% of revenue in the second quarter of 2005 and 1.8% in the 2006 year-to-date period as compared to 1.5% in the 2005 year-to-date period. Operating income from North American operations was $1.0 million and $1.6 million in the second quarter of 2006 and year-to-date period, respectively, while European operations recorded operating income of $0.5 million and $1.5 million, respectively, in such periods.

Interest and other expense, net was 0.3% of revenue in the 2006 year-to-date period and 0.4% in the corresponding 2005 period. The decrease as a percentage of revenue from 2005 to 2006 is primarily due to lower average outstanding balances on the Company’s revolving line of credit, partially offset by higher rates in 2006. The Company entered an advance payment program with a significant customer at the end of the 2006 first quarter which allowed the Company to accelerate its collection of outstanding receivable balances and in turn reduce its outstanding debt to just under $3.2 million from slightly over $23.0 million at December 31, 2005.

The effective tax rate (ETR) used to calculate the provision for income taxes was 39.4% in 2006 as compared to 25.8% in 2005. The ETR is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The ETR in 2006 was primarily affected by a reversal of a valuation allowance previously offsetting state deferred tax net operating loss carryforwards, offset by additions to the tax reserve. Without these items netting to approximately $20,000, the ETR in 2006 would have been approximately 40.2%. The ETR in 2005 of 25.8% was primarily affected by several items that created tax benefits in 2005 totaling approximately $234,000. Without these items, the Company’s ETR in 2005 would have been approximately 41.5%.

During the quarter ended July 1, 2005, the Company changed its method of accounting for reporting changes in liabilities in interim periods resulting from changes in judgments or settlements of tax exposure items. The Company had previously accounted for such changes in judgments or settlements as adjustments to the estimated annual ETR. However, effective for the second quarter of 2005 the Company has now changed its method of accounting for such changes in judgments or settlements so that they are recorded as discrete items in the interim period in which the change occurs. This newly adopted accounting method is preferable as it more appropriately reflected the impact of the change on the Company’s consolidated operations and financial position at the time of the change. As a result of the change in method of accounting, income tax expense was reduced in total by $114,000, or less than $0.01 per diluted share in both the second quarter of 2005 and the year-to-date period ended July 1, 2005.

Net income for the second quarter of 2006 was 0.9% of revenue or $0.05 per diluted share, compared to net income of 0.9% of revenue or $0.04 per diluted share in the second quarter of 2005, and 0.9% of revenue or $0.09 per diluted share in all of 2006 as compared to net income of 0.8% of revenue or $0.06 per diluted share in the comparable 2005 period. Diluted earnings per share were calculated using 16.8 million and 17.1 million equivalent shares outstanding for the two quarters ended June 30, 2006 and July 1, 2005, respectively. The reduction in equivalent shares outstanding is due to the purchase of treasury shares by the Company during 2006 which has reduced the overall number of shares outstanding.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s significant accounting policies, along with the underlying assumptions and judgments made by the Company’s management in their application, have a significant impact on the Company’s consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s most critical accounting policies are those related to goodwill valuation, income taxes, specifically relating to deferred taxes and valuation allowances, and the discount rates and expected return on plan assets, as applicable, used to calculate the Company’s pension obligations.

Goodwill Valuation – The goodwill balance of $35.7 million relates to the Company’s North American operations and is evaluated annually or more frequently if facts and circumstances indicate impairment may exist. This evaluation, as applicable, is based on estimates and assumptions that may analyze the appraised value of similar transactions from which the goodwill arose, the appraised value of similar companies, or estimates of future discounted cash flows. The estimates and assumptions on which the Company’s evaluations are based necessarily involve judgments and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events.

As of January 1, 2006 and 2005, with the assistance of an outside third party valuation expert, the Company completed its annual valuation of the business unit to which the Company’s goodwill relates. These valuations indicated that the estimated fair value of the business unit exceeded the carrying value of this unit in each period. Additionally, there are no facts or circumstances that arose during either the first or second quarter of 2005 or 2006 that led management to believe the goodwill was impaired. Accordingly, the Company believes no impairment was required to be recorded in its condensed consolidated financial results. Changes in business conditions which could impact future valuations however, could lead to impairment charges.

Income Taxes – Deferred Taxes and Valuation Allowances – At June 30, 2006, the Company had a total of approximately $6.4 million of current and non-current net deferred tax assets recorded on its condensed consolidated balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At June 30, 2006, the Company has deferred tax assets recorded resulting from net operating losses. This includes assets resulting from net operating losses in various states totaling approximately $0.5 million, in The Netherlands of approximately $2.3 million, and approximately $0.3 million in various other countries. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at June 30, 2006, the Company has offset a portion of these assets with a valuation allowance totaling $2.5 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.6 million.

During the second quarter of 2006, the Company’s valuation allowance increased by a net amount of approximately $0.1 million as a result of the strengthening of the Euro which caused the valuation allowance which fully offsets the net operating loss carryforward in the Netherlands to increase.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% decrease or increase in the ETR would have equaled approximately $26,000 of an increase or decrease to net income in the second quarter of 2006.

Defined Benefit Pension Plans – Discount Rates and Expected Return on Plan Assets -The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (ESBP) that provides a current and certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The plan was amended as of November 30, 1994, to freeze benefits for participants at that time. The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V., in the first quarter of 2004. Benefits paid under the NDBP are a function of a percentage of career average pay. The NDBP was curtailed for additional contributions in January 2003.

For the ESBP, the discount rate used in 2005 to calculate the benefit obligation was 5.6%, which is reflective of a series of bonds that are included in the Moody’s Aa long-term corporate bond yield. The Company selected this rate as it anticipates making payments to participants under the ESBP for 20-30 years in the future, and this rate is reflective of specific bonds within the Moody’s Aa index that cover that time period. For 2006, the Company anticipates using the same methodology to determine the value for the discount rate to calculate the plan’s benefit obligation. For the second quarter of 2006, the Company made payments totaling approximately $0.2 million to participants. There is no salary increase rate assumption for the plan as it is frozen for additional benefits, and the plan is deemed to be unfunded as the Company has not specifically set aside assets to be used to discharge the deferred compensation benefit liability. Payments to participants under the ESBP are funded by the Company as needed.

For the NDBP, the discount rate used in 2005 to calculate the benefit obligation was 4.1%, which is reflective of the current return on long-term corporate bonds that have a remaining life of greater than 10 years which corresponds to the remaining average life of the plan. For 2006, the Company anticipates using the same methodology to determine the value for the discount rate to calculate the plan’s benefit obligation. There is no salary increase rate assumption for the plan as it is frozen for additional benefits. The expected return on plan assets for 2005 was approximately $0.3 million. The assets in the NDBP are 20% invested in the Aegon World Equity Fund. This fund invests in global equities, with a small portion of the fund in new or emerging economies. The remaining 80% of the assets are invested as determined by Aegon with no direction from the Company, with a guaranteed minimum return to the Company of 4%. The Company does not anticipate changing these allocation percentages going forward. The expected return on plan assets for 2005 was a function of the average historical return of 4.5% on the 80% of the funds invested by Aegon, and an estimated return of 9% on the 20% of the funds invested in the Aegon Equity Fund. The three year return to the Company on the Aegon Equity Fund was approximately 15%.

The Company has also made a number of estimates and assumptions relating to the reporting of other assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Such estimates primarily relate to the valuation of stock options for recording equity-based compensation expense, allowances for doubtful accounts receivable, investment valuation, legal matters, and estimates of progress toward completion and direct profit or loss on fixed-price contracts, as applicable. Actual results could differ from these estimates.

Financial Condition and Liquidity

Cash provided by operating activities was $25.2 million in the first two quarter’s of 2006. Net income totaled $1.6 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation expense, and deferred compensation totaled $1.9 million. The accounts receivable balance decreased $20.0 million as compared to December 31, 2005 primarily due to the Company entering into an advance payment program with a significant customer. Accordingly, the decrease in the timing of the collection of outstanding invoices resulted in a decrease in days sales outstanding to 56 days at June 30, 2006 from 85 days at December 31, 2005. Prepaid and other assets increased due to the payment of certain amounts for insurance early in 2006 that will be amortized over the terms of the policies. Accrued compensation increased $1.9 million in 2006 due to a higher number of employees in the Company’s North American operations in 2006 as compared to 2005. Advance billings on contracts increased $0.3 million due to the timing of billings on customer accounts near quarter-end. Income taxes payable primarily increased $0.3 million due to additional income in 2006 as compared to the prior period.

Investing activities used $1.0 million for the first two quarter’s of 2006, which primarily represented the additions to property and equipment. The Company has no significant commitments for the purchase of property or equipment at June 30, 2006.

Financing activities used $22.5 million of cash in the first two quarter’s of 2006. Net payments under the Company’s revolving credit lines totaled $20.0 million. The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions. The Company was in compliance with these covenants at June 30, 2006. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. Daily average borrowings for the second quarter of 2006 were $5.0 million and $9.4 million in the year-to-date period.

During the first two quarters of 2006, the Company used approximately $1.1 million to purchase 232,000 shares of its stock for treasury. At June 30, 2006, approximately 0.6 million shares remain in the existing authorization for future purchases.

At June 30, 2006, consolidated shareholders’ equity totaled $59.0 million, an increase of $1.5 million from the December 31, 2005 total of $57.5 million. The increase is primarily due to net income of $1.6 million, the favorable effect of foreign currency translation of $0.5 million, $0.5 million of value for shares released from the stock trusts related to equity-based compensation and issuances of shares for exercised options, offset by the $1.1 million spent to purchase 232,000 shares of the Company’s stock for treasury.

During the first quarter of 2006, the Company determined that it owned but had previously not recorded marketable securities that were issued to the Company in 2001 resulting from the demutualization of an insurance company. During the late 1990’s and early 2000’s, CTG purchased medical benefits for its employees from this company through a broker. The company converted from a mutual to a public company in late 2001, and CTG was issued shares in the new, publicly traded entity. However, due to an error on the part of the issuing company, CTG did not receive notification of the ownership of such shares until late March 2006.

CTG has determined that an asset of approximately $0.2 million, and an increase to retained earnings of $0.1 million, net of tax, related to these marketable securities should have been recorded at December 31, 2001. The Company has recorded this asset and adjustment to increase its retained earnings balance as of December 31, 2001, and has subsequently accounted for this investment as an available for sale security in succeeding years. The investment, retained earnings, and accumulated other comprehensive income - unrealized gain on investment, net of tax account balances as displayed on the Company’s condensed consolidated balance sheets in this quarterly report for the periods ended June 30, 2006 and December 31, 2005 reflect the accounting for this investment as if it had been recorded in 2001, as well as the current valuation of the investment on those dates (see note 4 in Item 1. Financial Statements). Additionally, in the first quarter of 2006, the Company recorded a minor adjustment to retained earnings related to the lease liability previously recorded in the fourth quarter of 2005 for the straight-line recognition of operating lease expense.

The Company believes existing internally available funds, cash potentially generated from operations, and available borrowings under the Company’s revolving line of credit totaling approximately $31.4 million at June 30, 2006, will be sufficient to meet foreseeable working capital, capital expenditure, and stock repurchase requirements, and to allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in either the first or second quarter’s of 2006 or 2005.

Contractual Obligations

There have been no significant additional contractual obligations entered into by the Company during the second quarter of 2006. The Company reduced its obligation under its revolving credit agreement during the first half of 2006 by approximately $20.0 million primarily by utilizing the cash provided from operations from reduced accounts receivable balances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings, foreign currency exchange risk associated with the Company’s European operations, and investment valuation.

At June 30, 2006, there was a total of $3.2 million outstanding under the Company’s revolving credit agreement. Daily average borrowings for the second quarter of 2006 were $5.0 million. Accordingly, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $50,000.

For the first two quarters of 2006 as compared to the first two quarters of 2005, there was a weakening of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. Had there been no change in these exchange rates for the year-to-date 2005 period compared to the year-to-date 2006 period, total European revenue would have been approximately $1.3 million greater, or $29.9 million as compared to the $28.6 million reported. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

The value of the Company’s investment in a publicly traded company (see note 4 in Item 1. Financial Statements) of $0.7 million is subject to market price volatility. This security is held for purposes other than trading. There was no impairment of this security in the first or second quarter of 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this periodic report. Based on that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this periodic report.

Changes in Internal Control over Financial Reporting

The Company continues to review, revise and improve the effectiveness of the Company’s internal controls on a continuous basis. There have been no significant changes in the Company’s internal controls over financial reporting in connection with the Company’s second quarter of 2006 evaluation that would materially affect, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There were no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuers Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Agreements
April 1 - April 30	4,200	$4.33	4,200	747,182
May 1 - May 31	97,000	$4.76	97,000	650,182
June 1 - June 30	49,200	$4.83	49,200	600,982

Total	150,400	$4.77	150,400	600,982

During May 2005, the Company announced a 1.0 million share repurchase authorization. This authorization added to an existing approximately 0.2 million share repurchase authorization that remained from an initial authorization of 1.4 million shares in 1995. Neither share repurchase program has an expiration date, nor were there any share repurchase programs terminated during the second quarter of 2006. However, during the fourth quarter of 2005 the Company purchased the remaining shares from the 1995 authorization, leaving only the remaining shares under the May 2005 authorization available for repurchase at December 31, 2005.

* Includes commissions paid

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 3, 2006, at the Company’s Headquarters, 800 Delaware Avenue, Buffalo, New York at 10:00 a.m.

The Company submitted for shareholder approval the election of two Class III directors and one Class I director.

Election of Directors

•	Two Class III directors (John M. Palms and Daniel J Sullivan) were elected to hold office until the 2009 annual meeting of shareholders and until their successors are elected and qualified. One Class I director (George B. Beitzel) was elected to hold office until the 2007 annual meeting of shareholders and until successors are elected and qualified. The results of the voting are as follows:

Director	Total Vote For	Total Vote Withheld
John M. Palms (Class III)	18,367,460	663,583
Daniel J. Sullivan (Class III)	18,369,514	661,529
George B. Beitzel (Class I)	18,364,122	666,921

•	The other Class I directors of the Company whose term of office extends until the 2007 annual meeting of shareholders and until their successors are elected and qualified are Randolph A. Marks and Randall L. Clark.

•	The Class II directors of the Company whose term of office extends until the 2008 annual meeting of shareholders and until their successors are elected and qualified are James R. Boldt and Thomas E. Baker.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Description	Page
31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	23

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	24

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	25

*  *  *  *  *  *  *

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By:	/s/ Brendan M. Harrington
Brendan M. Harrington
Title:	Interim Chief Financial Officer

Date: August 7, 2006