Form 10-Q
period 2006-09-29
COMPUTER TASK GROUP INC
filed 2006-11-08
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of each class	Shares outstanding at November 1, 2006
Common stock, par value $.01 per share	20,144,666

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 29, 2006	Sept. 30, 2005	Sept. 29, 2006	Sept. 30, 2005
Revenue	$79,830	$74,805	$249,238	$216,398
Direct costs	61,595	57,920	194,178	166,595
Selling, general and administrative expenses	16,493	15,452	50,214	46,284

Operating income	1,742	1,433	4,846	3,519
Interest and other income	27	12	122	36
Interest and other expense	(170)	(374)	(736)	(992)

Income before income taxes	1,599	1,071	4,232	2,563
Provision for income taxes	767	431	1,805	816

Net income	$832	$640	$2,427	$1,747

Net income per share:
Basic	$0.05	$0.04	$0.15	$0.10

Diluted	$0.05	$0.04	$0.14	$0.10

Weighted average shares outstanding:
Basic	16,349	16,721	16,448	16,778
Diluted	16,653	17,050	16,775	17,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(Unaudited)

	September 29, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$3,363	$2,556
Accounts receivable, net of allowances of $786 and $1,087 in 2006 and 2005, respectively	53,315	71,940
Prepaids and other	3,454	1,978
Deferred income taxes	1,651	1,767

Total current assets	61,783	78,241
Property and equipment, net of accumulated depreciation of $26,865 and $25,377 in 2006 and 2005, respectively	6,134	6,616
Goodwill	35,678	35,678
Deferred income taxes	4,614	4,685
Other assets	3,228	2,273
Investment	779	807

Total assets	$112,216	$128,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,402	$9,277
Accrued compensation	28,138	22,153
Advance billings on contracts	1,819	1,312
Other current liabilities	5,571	4,773
Income taxes payable	505	70

Total current liabilities	42,435	37,585

Long-term debt	—	23,150
Deferred compensation benefits	9,130	8,842
Other long-term liabilities	722	1,232

Total liabilities	52,287	70,809

Shareholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	111,424	111,172
Retained earnings	44,167	41,740
Less: Treasury stock of 6,866,043 and 6,525,890 shares at cost, respectively	(34,328)	(32,811)
Stock Trusts of 3,798,110 and 3,939,664 shares at cost, respectively	(56,938)	(57,542)
Accumulated other comprehensive income (loss):
Unrealized gain on investment, net of tax	366	382
Foreign currency adjustment	(3,533)	(4,221)
Minimum pension liability adjustment, net of tax	(1,499)	(1,499)

Accumulated other comprehensive loss	(4,666)	(5,338)

Total shareholders’ equity	59,929	57,491

Total liabilities and shareholders’ equity	$112,216	$128,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Quarters Ended
	Sept. 29, 2006	Sept. 30, 2005
Cash flows from operating activities:
Net income	$2,427	$1,747
Adjustments:
Depreciation expense	1,927	2,025
Equity-based compensation expense	564	—
Deferred income taxes	236	347
Tax benefit on stock option exercises	—	2
Excess tax benefits from equity-based compensation	(19)	—
Loss on sales of property and equipment	—	18
Deferred compensation	288	37
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	19,661	(21,643)
Increase in prepaids and other	(1,422)	(358)
Increase in other assets	(909)	(302)
Decrease in accounts payable	(947)	(1,538)
Increase in accrued compensation	5,632	9,432
Increase (decrease) in advance billings on contracts	497	(581)
Increase in other current liabilities	698	748
Increase in income taxes	403	511
Decrease in other long-term liabilities	(510)	(264)

Net cash provided by (used in) operating activities	28,526	(9,819)

Cash flows from investing activities:
Additions to property and equipment	(1,400)	(2,702)
Proceeds from sales of property and equipment	6	85

Net cash used in investing activities	(1,394)	(2,617)

Cash flows from financing activities:
Proceeds from (payments on) long-term revolving debt, net	(23,150)	13,270
Change in cash overdraft, net	(2,172)	373
Proceeds from Employee Stock Purchase Plan	112	106
Purchase of stock for treasury	(1,517)	(661)
Debt issuance costs	—	(505)
Excess tax benefits from equity-based compensation	19	—
Proceeds from other stock plans	161	37

Net cash provided by (used in) financing activities	(26,547)	12,620

Effect of exchange rate changes on cash and cash equivalents	222	(539)

Net increase (decrease) in cash and cash equivalents	807	(355)
Cash and cash equivalents at beginning of year	2,556	4,488

Cash and cash equivalents at end of quarter	$3,363	$4,133

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectibility of the amounts due is reasonably assured. For time-and-material contracts and monthly fee contracts, which are essentially time-and-material contracts where customers are billed a specific agreed upon amount each month, revenue is recognized as hours are incurred and costs are expended. Revenue for fixed price contracts is recognized as per the proportional method of accounting using an input-based approach whereby salary and indirect labor costs incurred are measured and compared to the total estimate of costs at completion for a project. Revenue is recognized based upon the percent complete calculation of total incurred costs to total estimated costs.

For the year-to-date period ended September 29, 2006 and September 30, 2005, revenue from time-and-material, monthly fee, and fixed price contracts accounted for using the percentage of completion method of accounting, totaled approximately 91% and 92%, 6% and 5%, and 3% and 3% of total consolidated revenue, respectively.

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

CTG has determined that an asset of approximately $0.2 million, and an increase to retained earnings of $0.1 million, net of tax, should have been recorded at December 31, 2001. The Company has recorded this asset and adjustment to increase its retained earnings balance as of December 31, 2001, and has subsequently accounted for this investment as an available for sale security in succeeding years. The investment, retained earnings, and accumulated other comprehensive income—unrealized gain on investment, net of tax account balances as displayed on the Company’s condensed consolidated balance sheets in this quarterly report for the periods ended September 29, 2006 and December 31, 2005 reflect the accounting for this investment as if it had been recorded in 2001, as well as the current valuation of the investment on those dates (see note 4). Additionally, in the first quarter of 2006, the Company recorded a minor adjustment to retained earnings related to the lease liability previously recorded in the fourth quarter of 2005 for the straight-line recognition of operating lease expense.

4. Investment

The Company accounts for its investment balance as an “available for sale” security as defined under Financial Accounting Standard (FAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The carrying amount of this security was approximately $0.8 million at both September 29, 2006 and December 31, 2005, while the amount of unrealized gain, net of tax, on this security was approximately $0.4 million on both of these dates. The unrealized gain, net of tax, is presented as a separate component of shareholders’ equity. The Company did not sell any portion of this security during either 2005 or 2006, nor were any dividends received. Accordingly, the Company did not realize any gain, loss or income on this investment in its condensed consolidated income statements for these periods. The amount of unrealized gain (loss), net of tax, included in comprehensive income in the third quarter of 2006 and 2005 was $27,000 and $37,000, respectively, and $(16,000) and $113,000 in the year-to-date periods in 2006 and 2005, respectively.

5. Net Income Per Share

Basic and diluted net income per share information is as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 29, 2006	Sept. 30, 2005	Sept. 29, 2006	Sept 30, 2005
	(amounts in thousands, except per share data)
Weighted-average number of shares outstanding during period	16,349	16,721	16,448	16,778
Common Stock equivalents - Incremental shares under stock option plans	304	329	327	329

Number of shares on which diluted earnings per share is based	16,653	17,050	16,775	17,107

Net income	$832	$640	$2,427	$1,747

Net income per share:
Basic	$0.05	$0.04	$0.15	$0.10

Diluted	$0.05	$0.04	$0.14	$0.10

Certain options and unvested restricted stock representing 2.0 million and 2.3 million shares of common stock were outstanding at September 29, 2006 and September 30, 2005, respectively, but were not included in the computation of diluted earnings per share as the options exercise price and the price of the unvested restricted stock were greater than the average market price of the common shares for the respective periods.

6. Comprehensive Income (Loss)

Accumulated other comprehensive loss totaled $(4,666,000) and $(5,338,000) at September 29, 2006 and December 31, 2005, respectively. Total comprehensive income (loss) information is as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 29, 2006	Sept. 30, 2005	Sept. 29, 2006	Sept. 30, 2005
	(amounts in thousands)
Net income	$832	$640	$2,427	$1,747
Unrealized gain (loss) on investment, net of tax	27	37	(16)	113
Foreign currency	197	(42)	688	(917)
Minimum pension liability	—	(6)	—	(29)

Comprehensive income	$1,056	$629	$3,099	$914

7. Income Taxes

The effective tax rate (ETR) resulting from the provision for income taxes in the third quarter of 2006 was 48% as compared to 40.2% in the third quarter of 2005. The ETR is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results, and various tax related items which are considered discrete to the quarter. In the 2006 third quarter, the ETR was primarily affected by an addition to the valuation allowance offsetting state deferred tax net operating loss carryforwards. Without this item totaling approximately $73,000, the ETR in the quarter would have been 43.4%.

The ETR in the year-to-date period in 2006 through September 29, 2006 was 42.7% as compared to 31.8% in the comparable 2005 period. The ETR in 2006 was primarily affected by additional tax reserves and the addition to the valuation allowance offsetting state deferred tax net operating loss carryforwards. Without these items totaling approximately $61,000, the ETR in 2006 would have been approximately 41.2%. The ETR in 2005 of 31.8% was primarily affected by several items that created net tax benefits in 2005 totaling approximately $235,000. Without these items, the Company’s ETR in 2005 would have been approximately 41.0%.

During the quarter ended July 1, 2005, the Company changed its method of accounting for reporting changes in liabilities in interim periods resulting from changes in judgments or settlements of tax exposure items. The Company had previously accounted for such changes in judgments or settlements as adjustments to the estimated annual ETR. However, effective for the second quarter of 2005 the Company changed its method of accounting for such changes in judgments or settlements so that they are recorded as discrete items in the interim period in which the change occurs. This newly adopted accounting method is preferable as it more appropriately reflected the impact of the change on the Company’s consolidated operations and financial position at the time of the change. As a result of the change in method of accounting, income tax expense was reduced by $54,000, or less than $0.01 per diluted share in the year-to-date period ended September 30, 2005.

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

Net periodic pension cost for the ESBP is as follows:

Net Periodic Pension Cost – ESBP (amounts in thousands)	For the Quarter Ended		For the Three Quarters Ended
	Sept. 29, 2006	Sept. 30, 2005	Sept. 29, 2006	Sept. 30, 2005
Interest cost	$123	$128	$369	$384
Amortization of unrecognized net loss	29	27	87	81

Net periodic pension cost	$152	$155	$456	$465

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

Net periodic pension benefit for the NDBP is as follows:

Net Periodic Pension Cost (Benefit) – NDBP (amounts in thousands)	For the Quarter Ended		For the Three Quarters Ended
	Sept. 29, 2006	Sept. 30, 2005	Sept. 29, 2006	Sept. 30, 2005
Interest cost	$61	$60	$180	$186
Expected return on plan assets	(74)	(74)	(218)	(231)

Net periodic pension benefit	$(13)	$(14)	$(38)	$(45)

The Company made a contribution of approximately $0.2 million to the plan in the second quarter of 2006. No contributions were made to the plan in 2005. At this time, the Company does not anticipate making additional contributions to the plan for the remainder of 2006.

401(k) Profit-Sharing Retirement Plan

The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. Company contributions, which are discretionary, consist of cash and may include the Company’s stock, were funded and charged to operations in the amount of $0.6 million in both the quarters ended September 29, 2006 and September 30, 2005. The Company’s contributions for the three quarters ended September 29, 2006 and September 30, 2005 were $2.0 million and $1.6 million, respectively.

Other Retirement Plans

The Company maintains various other defined contribution retirement plans in addition to the NDBP discussed above covering substantially all of the Company’s European employees. Company contributions charged to operations were less than $0.1 million in each of the quarters ended September 29, 2006 and September 30, 2005, and $0.1 million in each of the three quarters ended September 29, 2006 and September 30, 2005.

Other Postretirement Benefits

The Company provides limited healthcare and life insurance benefits to one current and certain retired employees and their spouses pursuant to contractual agreements.

Net periodic postretirement benefit cost is as follows:

Net Periodic Postretirement Benefit Cost (amounts in thousands)	For the Quarter Ended		For the Three Quarters Ended
	Sept. 29, 2006	Sept. 30, 2005	Sept. 29, 2006	Sept. 30, 2005
Interest cost	$10	$9	$30	$27
Amortization of transition amount	7	7	21	21

Net periodic postretirement benefit cost	$17	$16	$51	$48

No adjustments were made to the net periodic postretirement benefit cost indicated above due to Medicare reform as the amounts were deemed to be insignificant. Payments for benefits are funded by the Company as needed. The Company does not anticipate making contributions to fund the plan in 2006 or future years.

9. Stock-Based Employee Compensation

On January 1, 2006, the Company adopted the provisions of FAS No. 123R, “Share-Based Payment” on a modified prospective basis, which requires the Company to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. This FAS establishes standards for the accounting for transactions in which the Company exchanges its equity instruments for goods or services. The standard requires the Company to measure the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of the award. Currently, the Company issues stock options and restricted stock in exchange for employee and director services. With the adoption of the standard, the calculated cost of its equity-based compensation awards will be recognized in the Company’s income statement over the period in which an employee or director is required to provide the services for the award. Compensation cost will not be recognized for employees or directors that do not render the requisite services. The Company recognizes the expense for equity-based compensation in its income statements on a straight-line basis based upon awards that are ultimately expected to vest. As part of the adoption of the standard, the Company is required to estimate forfeitures. These estimates will be revised, as applicable, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information related to stock-based compensation for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

For the quarter ended September 29, 2006, the Company recognized compensation expense of $241,000 in its statement of income as selling, general and administrative expenses. The tax benefit recorded for this compensation expense was $74,000, resulting in a net after tax cost to the Company of $167,000 in the quarter. For the three quarters ended September 29, 2006, the Company recorded $564,000 of compensation expense and a tax benefit of $163,000, resulting in a net after tax cost to the Company of $401,000. No compensation cost was recognized in the statement of income for either the quarter or three quarter’s ended September 30, 2005 as the Company continued to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations, as all options granted by the Company had an exercise price that was equal to or greater than the underlying common stock at the date of grant.

As of September 29, 2006, the Company has two stock-based incentive plans. On April 26, 2000, the shareholders approved the Company’s Equity Award Plan (Equity Plan). Under the provisions of the plan, stock options, restricted stock, stock appreciation rights, and other awards may be granted or awarded to employees and directors of the Company. The compensation committee of the Board of Directors determines the nature, amount, pricing, and vesting of the grant or award. All options and awards remain in effect until the earlier of the expiration, exercise, or surrender date. For the most part, options generally become exercisable in three or four equal annual installments, beginning one year from the date of grant. In certain limited instances, options granted with market price conditions are expected to vest nine and one-half years from the date of grant. As of September 29, 2006, a total of 3,500,000 shares may be awarded under this plan, and 796,875 shares are available for grant as of that date.

On April 24, 1991, the shareholders approved the Company’s 1991 Employee Stock Option Plan (1991 Plan). Under the provisions of the plan, options may be granted to employees and directors of the Company. The option price for options granted under this plan is equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Incentive stock options generally become exercisable in four annual installments of 25% of the shares covered by the grant, beginning one year from the date of grant, and expire six years after becoming exercisable. Nonqualified stock options generally become exercisable in either four or five annual installments of 20 or 25% of the shares covered by the grant, beginning one year from the date of grant, and expire up to 15 years from the date of grant. All options remain in effect until the earlier of the expiration, exercise, or surrender date. There are no options available for grant under this plan as of September 29, 2006.

The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. There were no grants of stock options in the third quarter of 2006. For the third quarter of 2005, the per-option weighted-average fair value of options granted on the date of grant was $1.73. The fair value of the options granted in the third quarter of 2005 at the date of grant was estimated using the following assumptions:

Three Months Ended September 30, 2005
Expected volatility	59.1%
Risk-free interest rate	4.2%
Expected term (years)	3.3
Expected dividend yield	0.0%

The per-option weighted-average fair value of options granted on the date of grant was $2.24 and $2.39 for the year-to-date periods ended September 29, 2006 and September 30, 2005, respectively. The fair value of the options granted in 2005 and 2006 at the date of grant were estimated using the following assumptions:

	Three Quarters Ended September 29, 2006	Three Quarters Ended September 30, 2005
Expected volatility	55.5% – 56.0%	59.1% - 78.2%
Risk-free interest rate	5.05% – 5.08	3.40% - 4.48%
Expected term (years)	4.0 – 4.3	3.3 – 10.6
Expected dividend yield	0.0%	0.0%

The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the option granted to estimate the expected volatility for the grants made in 2005 and 2006. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of paying dividends, and the expectation of paying dividends in the foreseeable future.

During the third quarter of 2006, the Company issued restricted stock to its independent directors on September 13, 2006 with a value of $4.12 per share. The issued stock vests at retirement. As the directors are eligible for retirement from the Company’s board at any point, the Company recognized the expense associated with these shares on the date of grant. The restricted shares issued are considered outstanding, and are eligible to receive dividends, if any are paid, and can be voted. However, only vested shares of outstanding restricted stock are included in the basic earnings per share calculation.

The following table details the effect on net income and basic and diluted net income per share as if the Company had adopted the fair value recognition provision of FAS No. 123 as they apply to stock-based employee compensation:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 29, 2006	Sept. 30, 2005	Sept. 29, 2006	Sept. 30, 2005
	(amounts in thousands, except per share data)
Net income, as reported for the prior period (a)	N/A	$640	N/A	$1,747

Stock-based compensation expense	$241	334	564	1,053
Tax benefit	(74)	(60)	(163)	(190)

Stock-based compensation, net of tax (b)	$167	274	$401	863

Net income, including stock-based compensation (a)	$832	$366	$2,427	$884

Basic net income per share, as reported for the prior period (a)	N/A	$0.04	N/A	$0.10

Basic net income per share, including the effect of stock-based compensation expense (b)	$0.05	$0.02	$0.15	$0.05

Diluted net income per share, as reported for the prior period (a)	N/A	$0.04	N/A	$0.10

Diluted net income per share, including the effect of stock-based compensation expense (b)	$0.05	$0.02	$0.14	$0.05

(a)	Net income, net income including stock-based compensation, and basic and diluted net income per share prior to January 1, 2006 did not include stock-based compensation expense as the Company continued to apply the recognition and expensing provisions of APB No. 25.
(b)	Prior to January 1, 2006, stock-based compensation was only reported on a pro forma basis in the Company’s footnotes.

As of September 29, 2006, total remaining stock-based compensation expense for non-vested equity-based compensation is approximately $1.4 million, which is expected to be recognized on a weighted-average basis over the next 21 months. Historically, the Company has issued shares out of its Stock Employee Compensation Trust to fulfill the share requirements from stock option exercises and restricted stock grants.

Stock-based compensation expense decreased significantly from the third quarter and year-to-date period in 2005 to the third quarter and year-to-date period in 2006 as the Board of Directors of the Company approved the acceleration in the fourth quarter of 2005 of the vesting of all unvested out-of-the money stock options previously awarded to its employees, including its executive officers and its directors under the Company’s equity compensation plans having an exercise price greater than $3.48, which was the closing price of the Company’s common stock on the date of acceleration. In total, options to purchase approximately 1.1 million shares of the Company’s common stock became exercisable immediately. The weighted-average exercise price of the options subject to the acceleration was $4.69.

The purpose of the acceleration was to enable the Company to eliminate future compensation expense the Company would otherwise recognize in its statements of income with respect to these accelerated options upon the adoption of FAS No. 123R “Share-Based Payment.” The Board of Directors took the action in the belief that it was in the best interest of the shareholders to minimize future compensation expense associated with stock options upon adoption of FAS No.123R. It is estimated that the maximum future compensation expense that would have been recorded in the Company’s statements of income had the vesting of these options not been accelerated into the fourth quarter of 2005 was approximately $1.4 million.

A summary of stock option activity for the year-to-date period ended September 29, 2006 under these plans is as follows:

	Equity Plan Options	Weighted-Average Exercise Price	1991 Plan Options	Weighted-Average Exercise Price
Outstanding at December 31, 2005	3,224,750	$3.76	868,964	$13.43
Granted	378,000	$4.65	—	—
Exercised	(43,971)	$3.43	(3,500)	$2.88
Canceled and forfeited	(79,875)	$4.13	(4,125)	$13.57
Expired	—	—	(151,563)	$15.18

Outstanding at September 29, 2006	3,478,904	$3.85	709,776	$13.11

Options exercisable at September 29, 2006	2,622,904	$3.89	709,776	$13.11

For the quarter ended September 29, 2006, the intrinsic value of the options exercised under the Equity Plan was approximately $4,000. There were no options exercised under the 1991 Plan in the 2006 third quarter. For the year-to-date period ended September 29, 2006, the intrinsic value of the options exercised under the Equity Plan was approximately $49,000, while the intrinsic value of the options exercised under the 1991 Plan was $5,000.

A summary of restricted stock activity for the year-to-date period ended September 29, 2006 under the Equity Plan is as follows:

	Equity Plan Restricted Stock	Weighted-Average Market Value
Outstanding at December 31, 2005	—	—
Granted	67,500	$4.53
Canceled and forfeited	—	—

Outstanding at September 29, 2006	67,500	$4.53

As of September 29, 2006, 30,000 shares of the outstanding restricted stock are vested.

A summary of options outstanding as of September 29, 2006 for the Equity and 1991 Plans is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Equity Plan
$1.40 - $1.96	278,929	$1.60	9.2	$664,237
$2.24 - $3.26	1,284,125	$3.08	9.0	$1,162,000
$3.48 - $4.90	1,455,850	$4.42	7.8	$55,000
$5.30 - $5.94	460,000	$5.56	8.3	—

	3,478,904			$1,881,237

1991 Plan
$2.88	105,250	$2.88	2.6	$116,301
$5.13 - $6.13	260,000	$5.93	6.3	—
$16.19 - $21.94	283,500	$19.58	2.2	—
$26.06 - $37.19	61,026	$31.31	2.7	—

	709,776			$116,301

A summary of options exercisable at September 29. 2006 for the Equity and 1991 Plans is as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Equity Plan
$1.40 - $1.96	248,929	$1.56	9.7	$603,637
$2.24 - $3.26	819,625	$3.06	8.9	$750,375
$3.48 - $4.90	1,094,350	$4.35	7.2	$55,000
$5.30 - $5.94	460,000	$5.56	8.3	—

	2,622,904			$1,409,012
1991 Plan
$2.88	105,250	$2.88	2.6	$116,301
$5.13 - $6.13	260,000	$5.93	6.3	—
$16.19 - $21.94	283,500	$19.58	2.2	—
$26.06 - $37.19	61,026	$31.31	2.7	—

	709,776			$116,301

The aggregate intrinsic values as calculated in the above charts are based upon the Company’s closing stock price on September 29, 2006 of $3.98 per share.

10. Treasury Stock

During the third quarter of 2006, the Company used approximately $0.5 million to purchase 0.1 million shares of its stock for treasury, while during the three quarters ended September 29, 2006, the Company used approximately $1.5 million to purchase approximately 0.34 million shares of stock for treasury. At September 29, 2006, approximately 0.5 million shares remain in the existing authorization for future purchases.

11. Significant Customer

In the third quarter of 2006, IBM was the Company’s largest customer, accounting for $26.9 million or 33.7% of consolidated revenue as compared to $27.8 million or 37.2% of third quarter 2005 consolidated revenue. In the three quarters ended September 29, 2006, revenue from IBM totaled $91.7 million or 36.8% of consolidated revenue, compared to $76.5 million or 35.4% of consolidated revenue in the corresponding 2005 period. No other customer accounted for more than 10% of the Company’s revenue in either the third quarter of 2006 or 2005. The Company’s accounts receivable from IBM at September 29, 2006 and September 30, 2005 amounted to $11.1 million and $32.6 million, respectively.

12. Accounting Standards Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” The Interpretation documents recognition and measurement attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken on a company’s tax return. This new Interpretation is effective for the Company for the fiscal year beginning January 1, 2007. Although the Company is currently evaluating the effect that the adoption of this Interpretation will have on the Company’s financial condition or results of operations, it does not believe the impact, if any, will be material.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements, and also requires companies to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. This SAB does not change the SEC staff’s previous guidance on evaluating the materiality of errors. The guidance in this SAB is effective for the Company for the year ended December 31, 2006. Although the Company is currently evaluating the effect that the adoption of this SAB will have on the Company’s financial condition or results of operations, it does not believe the impact, if any, will be material.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” This FAS defines fair value, provides guidance for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This FAS will be effective for the Company for the fiscal year beginning January 1, 2008. Although the Company is currently evaluating the effect that the adoption of this FAS will have on the Company’s financial condition or results of operations, it does not believe the impact, if any, will be material.

In September 2006, The FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This FAS requires companies to fully recognize an asset or liability for the overfunded or underfunded status of their defined benefit plans in their financial statements for the year ended December 31, 2006. The pension asset or liability equals the difference between the fair value of the plan’s assets and its benefit obligation. Any adjustment that is required to fully recognize the plan’s funded status on the Company’s balance sheet will be recorded to other comprehensive income, a component of shareholders’ equity. This FAS does not affect how a company computes the pension benefit expense recognized in its financial statements. The Company is currently in the process of evaluating the effect that the adoption of this FAS will have on the Company’s financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Three Quarters Ended September 29, 2006

Forward-Looking Statements

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectibility of the amounts due is reasonably assured. For time-and-material contracts and monthly fee contracts, which are essentially time-and-material contracts where customers are billed a specific agreed upon amount each month, revenue is recognized as hours are incurred and costs are expended. Revenue for fixed price contracts is recognized as per the proportional method of accounting using an input-based approach whereby salary and indirect labor costs incurred are measured and compared to the total estimate of costs at completion for a project. Revenue is recognized based upon the percent complete calculation of total incurred costs to total estimated costs.

For the year-to-date period ended September 29, 2006 and September 30, 2005, revenue from time-and-material, monthly fee, and fixed price contracts accounted for using the percentage of completion method of accounting, totaled approximately 91% and 92%, 6% and 5%, and 3% and 3% of total consolidated revenue, respectively.

Stock-Based Employee Compensation

On January 1, 2006, the Company adopted the provisions of FAS No. 123R, “Share-Based Payment” on a modified prospective basis, which requires the Company to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. This FAS establishes standards for the accounting for transactions in which the Company exchanges its equity instruments for goods or services. The standard requires the Company to measure the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of the award. Currently, the Company issues stock options and restricted stock in exchange for employee and director services. With the adoption of the standard, the calculated cost of its equity-based compensation awards will be recognized in the Company’s income statement over the period in which an employee or director is required to provide the services for the award. Compensation cost will not be recognized for employees or directors that do not render the requisite services. The Company recognizes the expense for equity-based compensation in its income statements on a straight-line basis based upon awards that are ultimately expected to vest. As part of the adoption of the standard, the Company was required to estimate forfeitures. These estimates will be revised, as applicable, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information related to stock-based compensation for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

For the quarter ended September 29, 2006, the Company recognized compensation expense of $241,000 in its statement of income as selling, general and administrative expenses. The tax benefit recorded for this compensation expense was $74,000, resulting in a net after tax cost to the Company of $167,000 in the quarter. For the three quarters ended September 29, 2006, the Company recorded $564,000 of compensation expense and a tax benefit of $163,000, resulting in a net after tax cost to the Company of $401,000. No compensation cost was recognized in the condensed consolidated statement of income for either the quarter or three quarter’s ended September 30, 2005 as the Company continued to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations, as all options granted by the Company had an exercise price that was equal to or greater than the underlying common stock at the date of grant.

Results of Operations

The table below sets forth data as contained on the condensed consolidated statements of income, with the percentage information calculated as a percentage of consolidated revenues.

Quarter ended:	September 29, 2006		September 30, 2005
Revenue	100.0%	$79,830	100.0%	$74,805
Direct costs	77.1%	61,595	77.4%	57,920
Selling, general, and administrative expenses	20.7%	16,493	20.7%	15,452

Operating income	2.2%	1,742	1.9%	1,433
Interest and other expense, net	(0.2)%	(143)	(0.5)%	(362)

Income before income taxes	2.0%	1,599	1.4%	1,071
Provision for income taxes	1.0%	767	0.5%	431

Net income	1.0%	$832	0.9%	$640

Three Quarters ended:	September 29, 2006		September 30, 2005
Revenue	100.0%	$249,238	100.0%	$216,398
Direct costs	77.9%	194,178	77.0%	166,595
Selling, general, and administrative expenses	20.2%	50,214	21.4%	46,284

Operating income	1.9%	4,846	1.6%	3,519
Interest and other expense, net	(0.2)%	(614)	(0.4)%	(956)

Income before income taxes	1.7%	4,232	1.2%	2,563
Provision for income taxes	0.7%	1,805	0.4%	816

Net income	1.0%	$2,427	0.8%	$1,747

In the third quarter of 2006, the Company recorded revenue of $79.8 million, an increase of 6.7% compared to revenue of $74.8 million recorded in the comparable 2005 quarter. Revenue from the Company’s North American operations totaled $65.5 million in 2006, an increase of 3.1% when compared to revenue in the comparable 2005 quarter of $63.5 million. Revenue from the Company’s European operations in the third quarter of 2006 totaled $14.3 million, an increase of 26.5% when compared to revenue in the comparable 2005 quarter of $11.3 million. Excluding consideration of changes in foreign currency exchange rates, the revenue increase year over year would have been approximately 21%. The European revenue represented 17.9% and 15.2% of third quarter 2006 and 2005 consolidated revenue, respectively. The Company’s revenue includes reimbursable expenses billed to customers. These expenses totaled $2.3 million and $2.4 million in the third quarter of 2006 and 2005, respectively.

For the first three quarter’s of 2006, the Company recorded revenue of $249.2 million, an increase of 15.2% compared to revenue of $216.4 recorded in the first three quarter’s of 2005. Revenues from the Company’s North American operations totaled $206.3 million in the 2006 year-to-date period, as compared to $180.4 million in the comparable 2005 period. The Company’s European operations accounted for $42.9 million or 17.2% of year-to-date 2006 consolidated revenue, as compared to $36.0 million or 16.6% in the comparable 2005 period. Reimbursable expenses billed to customers totaled $7.2 million and $7.0 million in the year-to-date periods in 2006 and 2005, respectively.

In North America, the significant revenue increase in the first three quarters of 2006 over the comparable 2005 quarters is primarily the result of adding approximately 1,200 billable staff from January 1, 2005 to the end of the second quarter of 2006, primarily in the Company’s staffing business. In 2006, the revenue increase in North America from the addition of billable staff was partially offset as the Company entered a cash discount advance payment program with a significant customer which reduced revenue and operating income by approximately $1.3 million.

On July 24, 2006, the Company was informed by a significant customer of a reduction in their need for approximately 350 of CTG’s staff. The reduction was not a result of CTG’s performance, but rather a change in our client’s business needs. The reduction, which ultimately totaled approximately 450 of the 1,200 staff added between January 2005 and June 2006, occurred in the Company’s lower margin staffing business, partially offsetting the headcount additions in this area over the past 18 months. This staff reduction equates to approximately $35 million of annual revenue. The loss of staff negatively affected the Company’s revenue in the third quarter of 2006 by approximately $5 million, and will negatively affect the Company’s revenue in the 2006 fourth quarter by approximately $3.4 million.

During 2006, the Company has experienced an increase in demand for the high-growth IT solutions business in which it is focused. The areas of greatest demand in the solutions practice have been testing, clinical transformation projects, and transitional outsourcing. As a result of this increase in demand, coupled with the loss in the 2006 third quarter of the staffing headcount previously discussed, the mix of the Company’s staffing/solutions revenue improved to 70%/30% in the 2006 third quarter from 73%/27% in the Company’s 2006 second quarter. At September 30, 2005, the Company’s mix of staffing/solutions revenue was 71%/29%.

The significant increase in revenue in the Company’s European operations was also primarily due to the addition of billable staff as compared to the prior year as demand for the Company’s solution offerings, primarily in the testing area, remains strong. The staffing business in Europe has remained relatively consistent year-over-year. Offsetting the increase in year-over-year revenue was the weakness of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. Had there been no change in these exchange rates from the 2005 to 2006, total European revenue would have been approximately $0.7 million higher, or $43.6 million as compared to the $42.9 million reported.

In the third quarter of 2006, IBM was the Company’s largest customer, accounting for $26.9 million or 33.7% of consolidated revenue as compared to $27.8 million or 37.2% of third quarter 2005 consolidated revenue. In the three quarters ended September 29, 2006, revenue from IBM totaled $91.7 million or 36.8% of consolidated revenue, compared to $76.5 million or 35.4% of consolidated revenue in the corresponding 2005 period. A significant portion of the staff added in North America during the past 18 months was with IBM. During 2005, the Company signed an addendum to the Technical Services Agreement it has with IBM making it a predominant supplier to IBM’s Systems and Technology Group which has driven a large portion of the increase in the demand for the Company’s staffing services. Recently, the Company signed an addendum to this agreement which extends its expiration date to December 31, 2008. We expect to continue to derive a significant portion of our revenue from IBM in the remainder of 2006 and in future years. However, a significant decline or the loss of the revenue from IBM, as occurred in the 2006 third quarter, would have a significant negative effect on our operating results. The Company’s accounts receivable from IBM at September 29, 2006 and September 30, 2005 amounted to $11.1 million and $32.6 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in either the first three quarters of 2006 or 2005.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 77.1% of revenue in the third quarter of 2006 as compared to 77.4% of revenue in the third quarter of 2005, and 77.9% of revenue in the 2006 year-to-date period as compared to 77.0% of revenue in the 2005 year-to-date period. The increase in direct costs as a percentage of revenue in 2006 as compared to 2005 is primarily due to a significant increase in the Company’s staffing business, which generally yields lower direct profit margins than the remainder of the Company’s business.

Selling, general and administrative (SG&A) expenses were 20.7% of revenue in the third quarter of both 2006 and 2005, and 20.2% in the 2006 year-to-date period as compared to 21.4% in the 2005 year-to-date period. The decrease in SG&A expense as a percentage of revenue reflects a higher concentration of staffing business in the Company’s revenue mix in 2006, which requires a lower level of support from the Company’s SG&A staff than the remainder of the Company’s business. Additionally, the Company is continually focused on reducing its SG&A costs as a percentage of revenue. On January 1, 2006, the Company adopted the provisions of FAS 123R, “Share-Based Payment.” With the adoption of the standard, the calculated cost of its stock-based compensation awards is recognized in the Company’s income statement over the period in which an employee or director is required to provide the services for the award. The Company recognized compensation expense of $241,000 in the third quarter of 2006 and $564,000 in the 2006 year-to-date period.

Operating income was 2.2% of revenue in the third quarter of 2006 as compared to 1.9% of revenue in the third quarter of 2005 and 1.9% in the 2006 year-to-date period as compared to 1.6% in the 2005 year-to-date period. Operating income from North American operations was $1.3 million and $2.9 million in the third quarter of 2006 and 2006 year-to-date period, respectively, while European operations recorded operating income of $0.4 million and $1.9 million, respectively, in such periods. Operating income from North American operations was $1.4 million and $2.3 million in the third quarter of 2005 and 2005 year-to-date period, respectively, while European operations recorded operating income of less than $0.1 million and $1.2 million, respectively, in such periods.

Interest and other expense, net was 0.2% of revenue in the 2006 year-to-date period and 0.4% in the corresponding 2005 period. The decrease as a percentage of revenue from 2005 to 2006 is primarily due to lower average outstanding balances on the Company’s revolving line of credit, partially offset by higher rates in 2006. The Company entered a cash discount advance payment program with a significant customer at the end of the 2006 first quarter which allowed the Company to accelerate its collection of outstanding receivable balances and in turn reduce its outstanding debt to zero at September 29, 2006 from $23.2 million at December 31, 2005.

The effective tax rate (ETR) resulting from the provision for income taxes in the third quarter of 2006 was 48% as compared to 40.2% in the third quarter of 2005. The ETR is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results, and various tax related items which are considered discrete to the quarter. In the 2006 third quarter, the ETR was primarily affected by an addition to the valuation allowance offsetting state deferred tax net operating loss carryforwards. Without this item totaling approximately $73,000, the ETR in the quarter would have been 43.4%.

The ETR in the year-to-date period in 2006 through September 29, 2006 was 42.7% as compared to 31.8% in the comparable 2005 period. The ETR in 2006 was primarily affected by additional tax reserves and the addition to the valuation allowance offsetting state deferred tax net operating loss carryforwards. Without these items totaling approximately $61,000, the ETR in 2006 would have been approximately 41.2%. The ETR in 2005 of 31.8% was primarily affected by several items that created net tax benefits in 2005 totaling approximately $235,000. Without these items, the Company’s ETR in 2005 would have been approximately 41.0%.

During the quarter ended July 1, 2005, the Company changed its method of accounting for reporting changes in liabilities in interim periods resulting from changes in judgments or settlements of tax exposure items. The Company had previously accounted for such changes in judgments or settlements as adjustments to the estimated annual ETR. However, effective for the second quarter of 2005 the Company changed its method of accounting for such changes in judgments or settlements so that they are recorded as discrete items in the interim period in which the change occurs. This newly adopted accounting method is preferable as it more appropriately reflected the impact of the change on the Company’s consolidated operations and financial position at the time of the change. As a result of the change in method of accounting, income tax expense was reduced by $54,000, or less than $0.01 per diluted share in the year-to-date period ended September 30, 2005.

Net income for the third quarter of 2006 was 1.0% of revenue or $0.05 per diluted share, compared to net income of 0.9% of revenue or $0.04 per diluted share in the third quarter of 2005, and 1.0% of revenue or $0.14 per diluted share in all of 2006 as compared to net income of 0.8% of revenue or $0.10 per diluted share in the comparable 2005 period. Diluted earnings per share were calculated using 16.8 million and 17.1 million equivalent shares outstanding for the three quarters ended September 29, 2006 and September 30, 2005, respectively. The reduction in equivalent shares outstanding is due to the purchase of treasury shares by the Company during 2006 which has reduced the overall number of shares outstanding.

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

Goodwill Valuation – The goodwill balance of $35.7 million is evaluated annually or more frequently if facts and circumstances indicate impairment may exist. This evaluation, as applicable, is based on estimates and assumptions that may analyze the appraised value of similar transactions from which the goodwill arose, the appraised value of similar companies, or estimates of future discounted cash flows. The estimates and assumptions on which the Company’s evaluations are based necessarily involve judgments and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events.

As of January 1, 2006 and 2005, with the assistance of an outside third party valuation expert, the Company completed its annual valuation of the business unit to which the Company’s goodwill relates. These valuations indicated that the estimated fair value of the business unit exceeded the carrying value of this unit in each period. Additionally, there are no facts or circumstances that arose during either the first three quarters of 2005 or 2006 that led management to believe the goodwill was impaired. Accordingly, the Company believes no impairment was required to be recorded in its condensed consolidated financial results. Changes in business conditions which could impact future valuations however, could lead to impairment charges.

Income Taxes – Deferred Taxes and Valuation Allowances – At September 29, 2006, the Company had a total of approximately $6.3 million of current and non-current net deferred tax assets recorded on its condensed consolidated balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At September 29, 2006, the Company has deferred tax assets recorded resulting from net operating losses. This includes assets resulting from net operating losses in various states totaling approximately $0.5 million, in The Netherlands of approximately $2.3 million, and approximately $0.3 million in various other countries. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at September 29, 2006, the Company has offset a portion of these assets with a valuation allowance totaling $2.6 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.5 million.

During the third quarter of 2006, the Company’s valuation allowance increased by a net amount of approximately $0.1 million. The increase was primarily due to an increase in the valuation allowance offsetting the deferred tax assets resulting from net operating losses in various states.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% decrease or increase in the ETR would have equaled approximately $16,000 of an increase or decrease to net income in the third quarter of 2006.

Defined Benefit Pension Plans – Discount Rates and Expected Return on Plan Assets - The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (ESBP) that provides a current and certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The plan was amended as of November 30, 1994, to freeze benefits for participants at that time. The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V., in the first quarter of 2004. Benefits paid under the NDBP are a function of a percentage of career average pay. The NDBP was curtailed for additional contributions in January 2003.

For the ESBP, the discount rate used in 2005 to calculate the benefit obligation was 5.6%, which is reflective of a series of bonds that are included in the Moody’s Aa long-term corporate bond yield. The Company selected this rate as it anticipates making payments to participants under the ESBP for 20-30 years in the future, and this rate is reflective of specific bonds within the Moody’s Aa index that cover that time period. For 2006, the Company anticipates using the same methodology to determine the value for the discount rate to calculate the plan’s benefit obligation. For the third quarter of 2006, the Company made payments totaling approximately $0.2 million to participants. There is no salary increase rate assumption for the plan as it is frozen for additional benefits, and the plan is deemed to be unfunded as the Company has not specifically set aside assets to be used to discharge the deferred compensation benefit liability. Payments to participants under the ESBP are funded by the Company as needed.

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

Other Estimates and Assumptions - The Company has also made a number of estimates and assumptions relating to the reporting of other assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Such estimates primarily relate to the valuation of stock options for recording equity-based compensation expense, allowances for doubtful accounts receivable, investment valuation, legal matters, and estimates of progress toward completion and direct profit or loss on fixed-price contracts, as applicable. Actual results could differ from these estimates.

Financial Condition and Liquidity

Cash provided by operating activities was $28.5 million in the first three quarters of 2006. Net income totaled $2.4 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation expense, deferred taxes, and deferred compensation totaled $3.0 million. The accounts receivable balance decreased $19.7 million as compared to December 31, 2005 primarily due to the Company entering into a cash discount advance payment program with a significant customer. Accordingly, the decrease in the timing of the collection of outstanding invoices resulted in a decrease in days sales outstanding to 61 days at September 29, 2006 from 85 days at December 31, 2005. Prepaid and other assets increased due to the payment of certain amounts for insurance early in 2006 that will be amortized over the terms of the policies. Accrued compensation increased $5.6 million in 2006 due to a higher number of employees in the Company’s North American operations in 2006 as compared to 2005.

Investing activities used $1.4 million for the first three quarter’s of 2006, which primarily represented the additions to property and equipment. The Company has no significant commitments for the purchase of property or equipment at September 29, 2006.

Financing activities used $26.5 million of cash in the first three quarters of 2006. Net payments under the Company’s revolving credit lines totaled $23.2 million. The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions. The Company was in compliance with these covenants at September 29, 2006. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. Daily average borrowings were $4.1 million and $7.6 million for the third quarter of 2006 and 2006 year-to-date period, respectively.

During the first three quarters of 2006, the Company used approximately $1.5 million to purchase approximately 0.34 million shares of its stock for treasury. At September 29, 2006, approximately 0.5 million shares remain in the existing authorization for future purchases.

At September 29, 2006, consolidated shareholders’ equity totaled $59.9 million, an increase of $2.4 million from the December 31, 2005 total of $57.5 million. The increase is primarily due to net income of $2.4 million, the favorable effect of foreign currency translation of $0.7 million, and $0.6 million of value for shares released from the stock trusts related to equity-based compensation and issuances of shares for exercised options, offset by the $1.5 million spent to purchase shares of the Company’s stock for treasury.

The Company believes existing internally available funds, cash potentially generated from operations, and available borrowings under the Company’s revolving line of credit totaling approximately $34.6 million at September 29, 2006, will be sufficient to meet foreseeable working capital, capital expenditure, and stock repurchase requirements, and to allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in either the first three quarters of 2006 or 2005.

Contractual Obligations

There have been no significant additional contractual obligations entered into by the Company during the third quarter of 2006. The Company reduced its obligation under its revolving credit agreement during the first three quarters of 2006 by approximately $23.2 million primarily by utilizing the cash provided from operations from reduced accounts receivable balances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings, foreign currency exchange risk associated with the Company’s European operations, and investment valuation.

At September 29, 2006, the Company did not have a balance outstanding under its revolving credit agreement. Daily average borrowings for the third quarter of 2006 were $4.1 million. Accordingly, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $41,000.

For the first three quarters of 2006 as compared to the first three quarters of 2005, there was a weakening of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. Had there been no change in these exchange rates for the year-to-date 2005 period compared to the year-to-date 2006 period, total European revenue would have been approximately $0.7 million greater, or $43.6 million as compared to the $42.9 million reported. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

The value of the Company’s investment in a publicly traded company (see note 4 in Item 1. Financial Statements) of $0.8 million is subject to market price volatility. This security is held for purposes other than trading. There was no impairment of this security in the first three quarters of 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this periodic report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this periodic report.

Changes in Internal Control over Financial Reporting

The Company continues to review, revise and improve the effectiveness of the Company’s internal controls on a continuous basis. There have been no significant changes in the Company’s internal controls over financial reporting in connection with the Company’s third quarter of 2006 evaluation that would materially affect, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There were no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuers Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1 - July 31	6,700	$4.50	6,700	594,282
Aug. 1 - Aug. 31	76,900	$4.28	76,900	517,382
Sept. 1 - Sept. 29	24,553	$4.00	24,553	492,829

Total	108,153	$4.23	108,153	492,829

During May 2005, the Company announced a 1.0 million share repurchase authorization. This authorization added to an existing approximately 0.2 million share repurchase authorization that remained from an initial authorization of 1.4 million shares in 1995. Neither share repurchase program has an expiration date, nor were there any share repurchase programs terminated during the third quarter of 2006. However, during the fourth quarter of 2005 the Company purchased the remaining shares from the 1995 authorization, leaving only the remaining shares under the May 2005 authorization available for repurchase at December 31, 2005.

*	Includes commissions paid

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Description	Page
31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	25

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	26

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	27

* * * * * * *

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By:	/s/ Brendan M. Harrington
Brendan M. Harrington
Title:	Senior Vice President and Chief Financial Officer

Date: November 7, 2006