Form 10-K
period 2006-12-31
COMPUTER TASK GROUP INC
filed 2007-03-07
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from              to

Commission File No. 1-9410

COMPUTER TASK GROUP, INCORPORATED

(Exact name of Registrant as specified in its charter)

State of New York	16-0912632
(State of incorporation)	(I.R.S. Employer Identification No.)

800 Delaware Avenue, Buffalo, New York	14209
(Address of principal executive offices)	(Zip Code)

(716) 882-8000
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Rights to Purchase Series A Participating Preferred Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the Registrant’s voting and non-voting common equity, computed by reference to the price at which the common equity was last sold on the last business day of the Registrant’s most recently completed second quarter was $79.4 million. Solely for the purposes of this calculation, all persons who are or may be executive officers or directors of the Registrant have been deemed to be affiliates.

The total number of shares of Common Stock of the Registrant outstanding at February 26, 2007 was 19,985,008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2006, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

PART I

Forward-Looking Statements

This report contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. The forward-looking statements contained in the report are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry conditions, including fluctuations in demand for IT services, (ii) the availability to us of qualified professional staff, (iii) domestic and foreign industry competition, (iv) rate and wage inflation or deflation, (v) risks associated with operating in foreign jurisdictions, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the IT solutions and staffing industry, taxes and the Company’s operations in particular, (vii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (viii) consolidation among the Company’s competitors or customers, (ix) the partial or complete loss of the revenue the Company generates from IBM, and (x) the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Item 1. Business

Overview

Computer Task Group, Incorporated (the Company, CTG, or the Registrant) was incorporated in Buffalo, New York on March 11, 1966, and its corporate headquarters are located at 800 Delaware Avenue, Buffalo, New York 14209 (716-882-8000). CTG is an international information technology (IT) solutions and staffing company. CTG employs approximately 3,300 people worldwide and serves customers through an international network of offices in North America and Europe. During 2006, the Company had five operating subsidiaries: Computer Task Group of Canada, Inc., providing services in Canada; and Computer Task Group Belgium N.V., Computer Task Group IT Solutions, S.A., Computer Task Group Luxembourg PSF, and Computer Task Group (U.K.) Ltd., each primarily providing services in Europe. During December 2006, CTG incorporated a new subsidiary in Germany, CTG Deutschland GmbH, which had no 2006 operations. During 2005, the Company merged its subsidiary CTG Healthcare Solutions (Kansas), Inc., and during 2004, the Company merged its subsidiary CTG Services, Inc. into the Company.

Services

The Company operates in one industry segment, providing IT services to its clients. These services include IT Staffing and IT Solutions. CTG provides these primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT application. A typical customer is an organization with large, complex information and data processing requirements. Approximately 82% of consolidated 2006 revenue of $327.3 million was generated in North America and 18% in Europe. The Company promotes a majority of its services through three vertical market focus areas: Technology Service Providers, Healthcare (which includes services provided to health care providers, health insurers, and life sciences companies), and Financial Services. Revenue through these three vertical areas totaled 41%, 24%, and 10% of total consolidated revenue in 2006, 41%, 24%, and 8% of total consolidated revenue in 2005, and 28%, 28%, and 13% of total consolidated revenue in 2004, respectively. A brief discussion of the Company’s IT Staffing and IT Solutions services is as follows:

•

IT Staffing: CTG recruits, retains, and manages IT talent for its clients. The Company services both large organizations with multiple locations and high-volume IT requirements, and companies that need to augment their own staff on a flexible basis. Our recruiting organization works with customers to define their staffing requirements and develop competitive pricing to meet those requirements.

•

IT Solutions: CTG’s services in this area range from helping clients assess their business needs and identifying the right IT solutions to meet these needs, to the delivery of services that include the selection and implementation of packaged software and the design, construction, testing, and integration of new systems. Also included in IT Solutions is Application Management Outsourcing (AMO). In an AMO project, a client outsources the management of some or all of its applications so that their internal management and staff can focus on projects that will help them in creating and fostering initiatives that will aid in delivering a competitive advantage to the company. CTG’s services in this area include support of single or multiple applications, help desk, and facilities management through a full suite of cost-effective maintenance, enhancement, and systems development and integrated solutions.

International Business Machines Corporation (IBM) is CTG’s largest customer. CTG provides services to various IBM divisions in many locations. During 2004, the Company signed an addendum to the Technical Services Agreement it has with IBM making it a predominant supplier to IBM’s Systems and Technology Group. This addendum has an expiration date which was extended during 2006 to December 31, 2008. The agreement and the addendum accounted for approximately 94.8% of all of the services provided to IBM by the Company in 2006. In 2006, 2005, and 2004, IBM accounted for $115.4 million or 35.3%, $105.5 million or 35.8%, and $52.6 million or 22.2% of consolidated revenue, respectively. The Company expects to continue to derive a significant portion of its revenue from IBM in 2007 and in future years. However, a significant decline or the loss of the revenue from IBM would have a significant negative effect on the Company’s revenue and profits. No other customer accounted for more than 10% of the Company’s revenue in 2006, 2005 or 2004.

Pricing and Backlog

The majority of CTG’s services are performed on a time-and-materials basis. Rates vary based on the type and level of skill required by the customer, as well as geographic location. Agreements for work performed on a time-and-materials basis generally do not specify any dollar amount as services are rendered on an “as required” basis. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended.

A portion of the Company’s business is performed pursuant to contracts with periodic billing schedules, primarily monthly, as well as a small portion performed on a fixed-price basis. These contracts generally have different terms and conditions regarding cancellation and warranties, and are usually negotiated based on the unique aspects of the project. Contract value for fixed-price contracts is generally a function of the type and level of skills required to complete the related project and the risk associated with the project. Risk is a function of the project deliverable, completion date and CTG’s management and staff performance. Revenue from contracts with periodic billing schedules totaled approximately 6%, 5%, and 7% of 2006, 2005, and 2004 consolidated revenue, respectively. Fixed-price contracts accounted for under the percentage of completion method represented approximately 4%, 3%, and 4% of 2006, 2005, and 2004 consolidated revenue, respectively. As of December 31, 2006 and 2005, the backlog for fixed-price and all managed-support contracts was approximately $34.3 million and $19.7 million, respectively. Approximately 76% of the December 31, 2006 backlog or $26.1 million is expected to be earned in 2007. Of the $19.7 million of backlog at December 31, 2005, approximately 92%, or $18.0 million was earned in 2006. Revenue is subject to seasonal variations, with a minor downturn in months of high vacation and legal holidays (July, August, and December). Backlog does not tend to be seasonal; however, it does fluctuate based upon the timing of long-term contracts.

Competition

The IT services market is highly competitive. The market is also highly fragmented with many providers with no single competitor maintaining a clear market leadership. The Company’s competition varies by location, the type of service provided, and the customer to whom services are provided. Competition comes from four major channels: large national or international vendors, including major accounting and consulting firms; hardware vendors and suppliers of packaged software systems; small local firms or individuals specializing in specific programming services or applications; and a customer’s internal data processing staff. CTG competes against all four of these channels for its share of the market. The Company believes that to compete successfully it is necessary to have a local geographic presence, offer appropriate IT solutions, provide skilled professional resources, and price its services competitively.

CTG has implemented a Global Management System, with the goal to achieve continuous, measured improvements in services and deliverables. As part of this program, CTG has developed specific methodologies for providing high value services that result in unique solutions and specified deliverables for its clients. The Company believes these methodologies will enhance its ability to compete. CTG initially achieved worldwide ISO 9001:1994 certification in June 2000. CTG received its worldwide ISO 9001:2000 certification in January 2003. The Company believes it is the only IT services company of its size to achieve worldwide certification.

Intellectual Property

The Company has registered its symbol and logo with the U.S. Patent and Trademark Office and has taken steps to preserve its rights in other countries where it operates. It has entered into agreements with various software and hardware vendors from time to time in the normal course of business, none of which are material to the business.

Employees

Our business depends on our ability to attract and retain qualified professional staff to provide services to our customers. The Company has a structured recruiting organization that works with our clients to meet their requirements by recruiting and providing high quality, motivated staff. We have approximately 3,300 employees worldwide, with 2,750 in the United States and Canada and 550 in Europe. Of these, approximately 2,870 are IT professionals and 430 are individuals who work in sales, recruiting, delivery, administrative and support positions. We believe that our relationship with our employees is good. No employees are covered by a collective bargaining agreement or are represented by a labor union. CTG is an equal opportunity employer.

Financial Information Relating to Foreign and Domestic Operations

	2006	2005	2004
	(amounts in thousands)
Revenue from External Customers:
United States	$265,386	$243,223	$191,648
Belgium	41,500	32,940	28,694
Other European countries	17,447	15,384	14,724
Other countries	2,920	2,918	2,056

Total revenue	$327,253	$294,465	$237,122

Operating Income (Loss):
United States	$18,957	$16,627	$16,207
Europe	2,801	1,884	849
Other countries	(194)	(11)	(87)
Corporate and other	(14,710)	(13,575)	(13,871)

Total operating income	$6,854	$4,925	$3,098

Identifiable Assets:
United States	$76,689	$100,620	$76,765
Europe	18,849	13,817	13,202
Other countries	838	834	586
Corporate and other (1)	15,341	13,029	13,290

Total identifiable assets	$111,717	$128,300	$103,843

(1)	Corporate and other identifiable assets consist principally of cash and cash equivalents, investments, deferred income taxes, and other assets

Disposition of Operations

During the first quarter of 2004, the Company disposed of its Dutch operating subsidiary, CTG Nederland B.V. The effective date of the disposition was January 1, 2004, and the transaction has been treated as discontinued operations in the Company’s consolidated financial statements contained in this report. As part of the transaction, the Company retained the assets and liabilities related to the defined-benefit plan for its previous employees in The Netherlands (NDBP). At the time of the disposition, the net assets of the plan totaled approximately $0.5 million. The activities of the NDBP are discussed in note 9, “Deferred Compensation Benefits,” included in the Company’s consolidated financial statements in this Form 10-K under Item 8, “Financial Statements and Supplementary Data.” This unit had previously been included in the financial results of the Company’s European operations.

The loss from discontinued operations resulting from this divestiture totaled approximately $4.4 million in 2004, with approximately $4.3 million of that loss incurred in the first quarter of 2004. The loss includes a cumulative loss on disposal of approximately $3.9 million, and approximately $0.5 million from a foreign currency adjustment which had previously been reported as a direct charge to shareholders’ equity. All activities related to this subsidiary have been removed from the Company’s individual accounts and subsequently combined and included on the line entitled “Loss from discontinued operations” on the Company’s Consolidated Statements of Operations.

Executive Officers of the Company

As of December 31, 2006, the following individuals were executive officers of the Company:

Name	Age	Office	Period During Which Served as Executive Officer	Other Positions and Offices with Registrant

James R. Boldt	55	Chairman, President and Chief Executive Officer	June 21, 2001 for President, July 16, 2001 for Chief Executive Officer, May 2002 for Chairman, all to date	Director

		Executive Vice President	February 2001 to June 2001

		Vice President, Strategic Staffing	December 2000 to September 2001

		Acting Chief Executive Officer	June 2000 to November 2000

		Vice President and Chief Financial Officer	February 12, 1996 to October 1, 2001

Michael J. Colson	44	Senior Vice President	January 3, 2005 to date	None

Arthur W. Crumlish	52	Senior Vice President	September 24, 2001 to date	None

Paul F. Dimouro	64	Senior Vice President	May 5, 2004 to date	None

Filip J.L. Gyde	46	Senior Vice President	October 1, 2000 to date	None

Brendan M. Harrington	40	Senior Vice President, Chief Financial Officer	September 13, 2006 to date	None

		Interim Chief Financial Officer	October 17, 2005 to September 12, 2006	None

Thomas J. Niehaus	45	Senior Vice President	July 22, 1999 to date	None

Peter P. Radetich	53	Senior Vice President, General Counsel	April 28, 1999 to date	Secretary

Mr. Boldt was appointed President and joined CTG’s Board of Directors on June 21, 2001, and was appointed Chief Executive officer on July 16, 2001. Mr. Boldt became the Company’s Chairman in May 2002. Mr. Boldt joined the Company as a Vice President and its Chief Financial Officer and Treasurer in February 1996.

Mr. Colson joined the Company as Senior Vice President of Solutions Development in January 2005. Prior to that, Mr. Colson was Chief Executive Officer of Manning and Napier Information Services, a software and venture capital firm from September 1998 until the time he joined CTG.

Mr. Crumlish was promoted to Senior Vice President in September 2001, and is currently responsible for the Company’s Strategic Staffing Services organization. Prior to that, Mr. Crumlish was Controller of the Strategic Staffing Services organization. Mr. Crumlish joined the Company in 1990.

Mr. Dimouro serves as Senior Vice President responsible for the Company’s logistics solutions practice and the commercial accounts other than IBM in the Company’s Strategic Staffing Services organization. Mr. Dimouro joined the Company in June 2001.

Mr. Gyde was promoted to Senior Vice President in October 2000, and is currently responsible for all of the Company’s European operations. Prior to that, Mr. Gyde was Managing Director of the Company’s Belgium operation. Mr. Gyde has been with the Company since May 1987.

Mr. Harrington was promoted to Senior Vice President and Chief Financial Officer on September 13, 2006. Previously he was Interim Chief Financial Officer and Treasurer from October 17, 2005 to September 12, 2006. Prior to that he held the position of Corporate Controller for the Company since May 2005. Mr. Harrington joined the Company in February 1994 and served in a number of managerial financial positions in the Company’s corporate and European operations before being appointed Corporate Controller.

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

Mr. Radetich joined the Company in June 1988 as Associate General Counsel, and was promoted to General Counsel and Secretary in April 1999.

Available Company Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and reports pertaining to the Company filed under Section 16 of the Exchange Act are available without charge on the Company’s website at www.ctg.com as soon as reasonably practicable after the Company electronically files the information with, or furnishes it to, the Securities and Exchange Commission. The Company’s code of ethics, committee charters and governance policies are also available without charge on the Company’s website at www.ctg.com/investors/corporategov.htm.

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

The recent increase in demand for information technology (IT) services and staffing may only be temporary and another significant decline in demand similar to that experienced from 1999 through 2003 would cause an adverse effect on our revenue and operating results.

There was a steady decline in demand in the technology services sector from the second half of 1999 through 2003 as a recession in the technology industry negatively affected spending for IT services. We believe that staffing demand began to increase in 2004, and returned to more normalized levels in 2005 for the first time in five years. Overall, staffing demand was positive in 2006. However, the Company experienced a significant decline in headcount requirements from its significant customer during 2006. Declines in spending for IT services in 2007 or future years may again adversely affect our operating results in the future as it has in the past.

Our business depends on a large number of highly qualified professionals and, if we are not able to recruit and retain a sufficient number of these professionals, we would not be able to provide high quality services to our current and future customers, which would have an adverse effect on our revenue and operating results.

We actively compete with other IT service providers for qualified professional staff. The availability or lack thereof of qualified professional staff may affect our ability to provide services and meet the needs of our customers in the future. An inability to fulfill customer requirements due to a lack of available qualified staff at agreed upon compensation rates may adversely impact our operating results in the future.

Increased competition and the bargaining power of a significant customer may cause our billing rates to decline, which would have an adverse effect on our revenue and, if we are unable to control our personnel costs accordingly, our operating results.

While the rates at which we billed our customers for services stabilized somewhat from 2004 to 2006, there had been a general decline in these rates as a result of the technology recession from the second half of 1999 through 2003. We have experienced several significant reductions in the rates for which we bill for services for our significant customer in the past several years. Additionally, we actively compete against many other companies for business with new and existing clients. Competitive pressures may lead to a further decline in the rates that we bill our customers for services, which may adversely affect our operating results in the future.

The currency, legislative, tax, regulatory and economic risks associated with international operations could have an adverse effect on our operating results if we are unable to mitigate or hedge these risks.

We have operations in the United States and Canada in North America, and in Belgium, the United Kingdom and Luxembourg in Europe. Although our foreign operations conduct their business in their local currencies, they are subject to currency fluctuations. Each of our operations is subject to legislation, employment and tax law changes, and economic climates. These factors related to our foreign operations are different than those of the United States. Although we actively manage these foreign operations with local management teams, economic conditions or other changes beyond our control may negatively affect our overall operating results.

We derive a significant portion of our revenue from a single customer and a significant reduction in the amount of IT services requested by this customer would have an adverse effect on our revenue and operating results.

In 2006, International Business Machines (IBM) was our largest customer, accounting for $115.4 million or 35.3% of consolidated revenue. The Company’s accounts receivable balance from IBM at December 31, 2006 totaled $10.9 million. During 2005, we signed an addendum to the Technical Services Agreement we have with IBM making us a predominant supplier to IBM’s Systems and Technology Group. This addendum has an expiration date which was extended during 2006 to December 31, 2008. We expect to continue to derive a significant portion of our revenue from IBM in 2007 and in future years. However, a significant decline or the loss of the revenue from IBM would have a significant negative effect on our operating results. No other customer accounted for more than 10% of our revenue in 2006, 2005 or 2004.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations which, in many instances, is due to their lack of specificity. As a result, the application of these new standards and regulations in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent auditors’ audit of that assessment has required the commitment of significant internal, financial and managerial resources.

The Financial Accounting Standards Board, SEC or other accounting rulemaking authorities may issue new accounting rules or standards that are different than those that we presently apply to our financial results. Such new accounting rules or standards could require significant changes from the way we currently report our financial condition, results of operations or cash flows.

U.S. generally accepted accounting principles have been the subject of frequent interpretations. As a result of the enactment of the Sarbanes-Oxley Act of 2002 and the review of accounting policies by the SEC as well as by national and international accounting standards bodies, the frequency of future accounting policy changes may accelerate. Such future changes in financial accounting standards may have a significant effect on our reported results of operations, including results of transactions entered into before the effective date of the changes.

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

Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. We perform approximately 90% of our services on a time and materials basis. As such, our customers generally have the right to terminate a contract with us upon written notice without the payment of any financial penalty. Client projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages of a project or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors that are beyond our control and are unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client, changes in client strategies or the economy in general. When contracts are terminated, we lose the associated revenue and we may not be able to eliminate the associated costs in a timely manner. Consequently, our operating results in subsequent periods may be lower than expected. Our clients can cancel or reduce the scope of their engagements with us on short notice. If they do so, we may be unable to reassign our professionals to new engagements without delay. The cancellation or reduction in scope of an engagement could, therefore, reduce the utilization rate of our professionals, which would have a negative impact on our business, financial condition, and results of operations. As a result of these and other factors, our past financial performance should not be relied on as a guarantee of similar or better future performance. Due to these factors, we believe that our results of operations may fluctuate from period-to-period in the future.

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

We have goodwill totaling approximately $35.7 million at December 31, 2006 resulting from our acquisition of Elumen Solutions, Inc. (Elumen) in early 1999. Elumen provided IT services into healthcare and related companies, and was merged with the Company’s existing staff which also served the healthcare industry. At least annually, we evaluate this goodwill for impairment based on the fair value of the business operations to which this goodwill relates. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of such companies decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by this business unit. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns and occupies a headquarters building at 800 Delaware Avenue, and an office building at 700 Delaware Avenue, both located in Buffalo, New York, operated by CTG of Buffalo, and part of the Company’s North American operations. The corporate headquarters consists of approximately 40,000 square feet and is occupied by corporate administrative operations. The office building consists of approximately 39,000 square feet and is also occupied by corporate administrative operations. At December 31, 2006, these properties were not mortgaged or pledged as collateral against the Company’s existing revolving credit agreement.

The remainder of the Company’s locations are leased facilities. Most of these facilities serve as sales and support offices and their size varies, generally in the range of approximately 250 to 11,000 square feet, with the number of people employed at each office. The Company’s lease terms generally vary from periods of less than a year to five years and generally have flexible renewal options. The Company believes that its present owned and leased facilities are adequate to support its current and anticipated future needs.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

The Company’s stock is traded on The NASDAQ stock market under the symbol CTGX. Prior to June 6, 2006, the Company’s stock was traded on the New York Stock Exchange under the symbol CTG. The following table sets forth the high and low sales prices for the Company’s common stock for the previous two years.

Stock Price	High	Low
Year ended December 31, 2006
Fourth Quarter	$4.90	$3.57
Third Quarter	$5.00	$3.40
Second Quarter	$6.00	$3.91
First Quarter	$4.60	$3.80

Year ended December 31, 2005
Fourth Quarter	$4.20	$3.40
Third Quarter	$4.00	$3.50
Second Quarter	$3.90	$2.83
First Quarter	$5.71	$3.50

On February 26, 2007, there were 2,727 record holders of the Company’s common shares. The Company has not paid a dividend since 2000. The Company paid an annual cash dividend of $.05 per share from 1993 to 2000 and, prior to that, paid $.025 per share annually since 1976 plus a 10% share dividend in 1980. The Company is required to meet certain financial covenants under its current revolving credit agreement in order to pay dividends. The Company was in compliance with these financial covenants at December 31, 2006. The determination of the timing, amount and payment of dividends on the Company’s common stock in the future is at the discretion of the Board of Directors and will depend upon, among other things, the Company’s profitability, liquidity, financial condition, capital requirements and compliance with the aforementioned financial covenants.

For information concerning common stock issued in connection with the Company’s equity compensation plans, see “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities

The chart below reflects purchases by the Company of its common stock during its fourth quarter ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share *	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 1 - October 31	5,894	$4.14	5,894	486,935
November 1 - November 30	37,862	$4.18	37,862	449,073
December 1 - December 31	107,844	$4.50	107,844	341,229

Total	151,600	$4.40	151,600	341,229

During May 2005, the Company announced a 1.0 million share repurchase authorization. The share repurchase program does not have an expiration date, nor was it terminated during the fourth quarter of 2006. A prior share repurchase authorization with approximately 0.2 million shares was fully utilized during 2005. During the February 2007, the Company’s Board of Director’s authorized an additional 1.0 million shares for future stock repurchases.

*	Includes commissions paid

Company Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder returns for the Company’s common stock, the S&P 500 Index, and a Peer Group, assuming a base index of $100 at the end of 2001. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the period, assuming dividend reimbursement, and (B) the difference between the Company’s share price at the end and the beginning of the period by (2) the share price at the beginning of the period. The calculations were made excluding trading commissions and taxes.

	Base Period	INDEXED RETURNS Years Ending
	Dec 01	Dec 02	Dec 03	Dec 04	Dec 05	Dec 06
Computer Task Group, Inc.	100	88.58	98.73	142.13	100.25	120.56
S&P 500 Index	100	77.90	100.25	111.15	116.61	135.03
Peer Group	100	44.86	62.29	65.58	73.61	70.62

Item 6. Selected Financial Data

Consolidated Summary – Five-Year Selected Financial Information

The selected operating data and financial position information set forth below for each of the years in the five-year period ended December 31, 2006 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8. “Financial Statements and Supplementary Data” included in this report. Information reported for the years 2002 and 2003 has been revised, as applicable, to reflect the disposition of CTG Nederland, B.V. effective January 1, 2004.

(amounts in millions, except per-share data)	2006		2005	2004		2003	2002
Operating Data
Revenue	$327.3		$294.5	$237.1		$245.5	$256.1
Operating income	$6.9	*	$4.9	$3.1		$5.5	$6.0
Income from continuing operations before cumulative effect of change in accounting principle	$3.5	*	$2.4	$3.0		$2.7	$2.8
Net income (loss)	$3.5	*	$2.4	$(1.4	)**	$2.7	$(35.7	)***
Basic net income per share from continuing operations before cumulative effect of change in accounting principle	$0.21		$0.14	$0.18		$0.16	$0.17
Basic net income (loss) per share	$0.21		$0.14	$(0.09	)**	$0.16	$(2.15	)***
Diluted net income per share from continuing operations before cumulative effect of change in accounting principle	$0.21		$0.14	$0.17		$0.16	$0.16
Diluted net income (loss) per share	$0.21		$0.14	$(0.08	)**	$0.16	$(2.11	)***
Cash dividend per share	$–		$–	$–		$–	$–

Financial Position
Working capital	$21.7		$40.3	$17.2		$16.5	$16.5
Total assets	$111.7		$128.3	$103.8		$101.4	$105.3
Long-term debt	$–		$23.2	$–		$–	$8.5
Shareholders’ equity	$61.6		$57.5	$57.0		$56.6	$52.8	****

*	During 2006, the Company adopted the provisions of FAS 123R, “Share-Based Payment” and related interpretations. The Company recognized compensation expense of $856,000 in its consolidated statement of operations as selling, general and administrative expenses. The tax benefit recorded for this compensation expense was $260,000, resulting in a net after tax cost to the Company of $596,000 for 2006.

**	Includes a loss from discontinued operations of approximately $4.4 million, or $0.27 per basic share and $0.25 per diluted share from the disposition of CTG Nederland, B.V. effective January 1, 2004.

***	Includes a charge for the cumulative effect of a change in accounting principle related to the adoption of Financial Accounting Standard (FAS) No. 142, “Goodwill and Other Intangible Assets,” which reduced net income by $37.0 million, basic net income per share by $2.23, and diluted net income per share by $2.19.

****	During 2005 and 2006, the Company identified certain errors that affected the Company’s retained earnings and accumulated other comprehensive loss balances as of December 31, 2002. These balances have been revised to include the net impact of those adjustments which totaled an increase of approximately $0.3 million to the Company’s shareholders’ equity balance. See note 2, “Adjustment to Shareholders’ Equity as of December 31, 2003” included in this Form 10-K under Item 8, “Financial Statements and Supplementary Data.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry conditions, including fluctuations in demand for IT services, (ii) the availability to us of qualified professional staff, (iii) domestic and foreign industry competition, (iv) rate and wage inflation or deflation, (v) risks associated with operating in foreign jurisdictions, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the IT solutions and staffing industry, taxes and the Company’s operations in particular, (vii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (viii) consolidation among the Company’s competitors or customers, (ix) the partial or complete loss of the revenue the Company generates from IBM, and (x) the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Industry Trends

The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve. The pace of technology change and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been strong. We have responded to these challenging business conditions by focusing on two main services, which are providing strategic staffing and IT solutions to our clients. We have in turn promoted a majority of our services through three vertical market focus areas, which are technology service providers, healthcare (which includes services provided to health care providers, health insurers, and life sciences companies), and financial services. Revenue from these three vertical areas totaled 41%, 24%, and 10% of total consolidated revenue in 2006, 41%, 24%, and 8% of total consolidated revenue in 2005, and 28%, 28%, and 13% of total consolidated revenue in 2004, respectively. Finally, we have closely monitored and managed the utilization of our billable personnel, and managed our selling, general and administrative costs as a percentage of revenue.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectibility of the amounts due is reasonably assured. For time-and-material contracts revenue is recognized as hours are incurred and costs are expended. For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed price contracts is recognized as per the proportional method of accounting using an input-based approach whereby salary and indirect labor costs incurred are measured and compared to the total estimate of costs at completion for a project. Revenue is recognized based upon the percent complete calculation of total incurred costs to total estimated costs.

Revenue from time-and-material, periodic fee, and fixed price contracts accounted for using the percentage of completion method of accounting, as a percentage of total consolidated revenue, totaled approximately 90%, 6%, and 4% in 2006, 92%, 5%, and 3% in 2005, and 89%, 7%, and 4% in 2004, respectively.

Stock-Based Employee Compensation

On January 1, 2006, the Company adopted the provisions of FAS 123R, “Share-Based Payment” and related interpretations on a modified prospective basis, which required the Company to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. This FAS establishes standards for the accounting for transactions in which the Company exchanges its equity instruments for goods or services. The standard requires the Company to measure the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of the award. Currently, the Company issues stock options and restricted stock in exchange for employee and director services. With the adoption of the standard, the calculated cost of its equity-based compensation awards is recognized in the Company’s statement of operations over the period in which an employee or director is required to provide the services for the award. Compensation cost will not be recognized for employees or directors that do not render the requisite services. The Company recognizes the expense for equity-based compensation in its statements of operations on a straight-line basis based upon awards that are ultimately expected to vest. As part of the adoption of the standard, the Company is required to estimate forfeitures. These estimates will be revised, as applicable, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information related to stock-based compensation for periods prior to January 1, 2006 (see note 1, “Summary of Significant Accounting Policies” for “Stock-Based Employee Compensation” included in the Company’s consolidated financial statements in this Form 10-K under Item 8, “Financial Statements and Supplementary Data”), the Company accounted for forfeitures as they occurred.

For the year ended December 31, 2006, the Company recognized compensation expense of $856,000 in its consolidated statement of operations as selling, general and administrative expenses. The tax benefit recorded for this compensation expense was $260,000, resulting in a net after tax cost to the Company of $596,000 for 2006. No compensation cost was recognized in the statements of operations for either 2005 or 2004 as the Company continued to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations, as all options granted by the Company had an exercise price that was equal to or greater than the underlying common stock at the date of grant.

On November 16, 2005, the Board of Directors of the Company approved the acceleration of the vesting of all unvested out-of-the money stock options previously awarded to its employees, including its executive officers and its directors under the Company’s equity compensation plans having an exercise price greater than $3.48, which was the closing price of the Company’s common stock on that date. Options to purchase approximately 1.1 million shares of the Company’s common stock became exercisable immediately. The weighted-average exercise price of the options subject to the acceleration was $4.69.

The purpose of the acceleration was to enable the Company to eliminate future compensation expense the Company would otherwise recognize in its statements of operations with respect to these accelerated options upon the adoption of FAS 123R. The Board of Directors took the action in the belief that it is in the best interest of the shareholders to minimize future compensation expense associated with stock options upon adoption of FAS 123R. The estimate of the maximum future compensation expense that would have been recorded in the Company’s statements of operations had the vesting of these options not been accelerated was approximately $1.4 million.

Results of Operations

The table below sets forth data as contained on the consolidated statements of operations, with the percentage information calculated as a percentage of consolidated revenue as reported on the Company’s Consolidated Statements of Operations as included in this Form 10-K under Item 8, “Financial Statements and Supplementary Data.”

Year ended December 31,	2006	2005	2004
(percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Direct costs	77.3%	77.0%	73.0%
Selling, general, and administrative expenses	20.6%	21.3%	25.7%
Operating income	2.1%	1.7%	1.3%
Interest and other expense, net	0.2%	0.5%	0.3%
Income from continuing operations before income taxes	1.9%	1.2%	1.0%
Provision (benefit) for income taxes	0.8%	0.4%	(0.3)%
Income from continuing operations	1.1%	0.8%	1.3%
Income (loss) from discontinued operations	0.0%	0.0%	(1.9)%
Net income (loss)	1.1%	0.8%	(0.6)%

2006 as compared to 2005

In 2006, the Company recorded revenue of $327.3 million, an increase of 11.1% compared to revenue of $294.5 million recorded in 2005. Revenue from the Company’s North American operations totaled $268.4 million in 2006, an increase of 9% when compared to 2005 revenue of $246.2 million. Revenue from the Company’s European operations totaled $58.9 million in 2006, an increase of 21.9% when compared to 2005 revenue of $48.3 million. The European revenue represented 18% and 16.4% of 2006 and 2005 consolidated revenue, respectively. The Company’s revenue includes reimbursable expenses billed to customers. These expenses totaled $9.4 million and $9.2 million in 2006 and 2005, respectively.

In North America, the revenue increase in 2006 over 2005 is primarily the result of adding approximately 1,200 billable staff from January 1, 2005 through the end of the second quarter of 2006, largely due to the expansion of the IBM staffing business. During 2005, the Company signed an addendum to the Technical Services Agreement it has with IBM making it a predominant supplier to IBM’s Systems and Technology Group. The revenue increase in North America in 2006 from the addition of billable staff was partially offset as the Company entered a cash discount advance payment program with a significant customer which reduced revenue and operating income by approximately $1.6 million.

On July 24, 2006, the Company was informed by a significant customer of a reduction in their need for approximately 350 of CTG’s staff. The reduction was not a result of CTG’s performance, but rather a change in our client’s business needs. The reduction, which ultimately totaled approximately 450 staff of the 1,200 staff added between January 2005 and June 2006, occurred in the Company’s lower margin staffing business. This staff reduction equates to a reduction of approximately $35 million of annual revenue.

During 2006, the Company has experienced a slight increase in demand for the high-growth IT solutions business in which it is focused. The areas of greatest demand in the solutions practice have been testing, clinical transformation projects, and transitional outsourcing. As a result of this increase in demand, coupled with the reduction in the 2006 third quarter of the staffing headcount previously discussed, the mix of the Company’s staffing/solutions revenue increased to 70%/30% at December 31, 2006 from 71%/29% at December 31, 2005.

The significant increase in revenue in the Company’s European operations was also primarily due to the addition of billable staff as compared to the prior year as demand for the Company’s solution offerings, primarily in the testing area, remains strong. The staffing business in Europe has remained relatively consistent year-over-year. Adding to the increase in year-over-year revenue was the strength of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. Had there been no change in these exchange rates from the 2005 to 2006, total European revenue would have been approximately $0.5 million lower, or $58.4 million as compared to the $58.9 million reported.

In 2006, IBM was the Company’s largest customer, accounting for $115.4 million or 35.3% of consolidated revenue as compared to $105.5 million or 35.8% of 2005 consolidated revenue. A significant portion of the staff added in North America from January 1, 2005 to June 30, 2006 was with IBM. During 2004, the Company signed an addendum to the Technical Services Agreement it has with IBM making it a predominant supplier to IBM’s Systems and Technology Group which has driven a large portion of the increase in the demand for the Company’s staffing services. In 2006, the Company signed an addendum to this agreement which extends its expiration date to December 31, 2008. We expect to continue to derive a significant portion of our revenue from IBM in 2007 and in future years. However, a significant decline or the loss of the revenue from IBM, as occurred in the 2006 third quarter, would have a significant negative effect on our operating results. The Company’s accounts receivable from IBM at December 31, 2006 and December 31, 2005 amounted to $10.9 million and $33.9 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in either 2006 or 2005.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 77.3% of revenue in 2006 as compared to 77% of 2005 revenue. The increase in direct costs as a percentage of revenue in 2006 as compared to 2005 is primarily due to an increase in revenue of approximately $20 million for the Company’s staffing business in 2006 as compared to 2005, which generally yields lower direct profit margins than the remainder of the Company’s business.

Selling, general and administrative (SG&A) expenses were 20.6% of revenue in 2006 as compared to 21.3% of revenue in 2005. The decrease in SG&A expense as a percentage of revenue reflects the Company’s continued efforts to control and reduce its SG&A costs in various areas as a percentage of revenue. On January 1, 2006, the Company adopted the provisions of FAS 123R, “Share-Based Payment” and related interpretations. With the adoption of the standard, the calculated cost of its stock-based compensation awards is recognized in the Company’s statement of operations over the period in which an employee or director is required to provide the services for its award. The Company recognized compensation expense of $856,000 in 2006.

Operating income was 2.1% of revenue in 2006 as compared to 1.7% of revenue in 2005. The Company’s operating income as a percentage of revenue generally increased throughout 2006 primarily due to the reductions, as a percentage of revenue, of SG&A costs. Operating income from North American operations was $4.1 million in 2006 as compared to $3.0 million in 2005, while European operations recorded operating income of $2.8 million in 2006 and $1.9 million in 2005.

Interest and other expense, net was 0.2% of revenue in 2006 and 0.5% in 2005. The decrease as a percentage of revenue from 2005 to 2006 is primarily due to lower average outstanding debt balances in 2006 resulting from a cash discount advance payment program entered into with a significant customer in the first quarter of 2006. During 2006, the average outstanding debt balance was $6.6 million as compared to $17.3 million in 2005.

The effective tax rate (ETR) resulting from the provision for income taxes from continuing operations was 43.2% in 2006. The ETR is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The ETR in 2006 was increased primarily due to several items that increased tax expense by approximately $0.2 million. The Company added approximately $0.1 million to its tax reserves due to a change in estimate of recoverability, and increased the valuation allowance for the net operating loss for Canada by approximately $0.1 million in the fourth quarter of 2006. Without these items the ETR in 2006 would have been approximately 39.5%. The ETR in 2005 was 31.8%. The ETR rate in 2005 was reduced primarily due to several items that created net tax benefits totaling approximately $0.3 million. The Company released a net amount of approximately $0.1 million from its tax reserves primarily due to a change in judgment and settlement of open items, and also reduced a valuation allowance for its net operating loss for Canada by approximately $0.2 million in the fourth quarter of 2005. Without these items the Company’s ETR in 2005 would have been approximately 40.1%.

Net income from continuing operations for 2006 was 1.1% of revenue or $0.21 per diluted share, compared to net income from continuing operations of 0.8% of revenue or $0.14 per diluted share in 2004. Diluted earnings per share were calculated using 16.7 million and 17.1 million weighted-average equivalent shares outstanding in 2006 and 2005, respectively. The year-over-year decrease in shares is primarily due to treasury stock purchases made in 2006.

2005 as compared to 2004

In 2005, the Company recorded revenue of $294.5 million, an increase of 24.2% compared to revenue of $237.1 million recorded in 2004. Revenue from the Company’s North American operations totaled $246.2 million in 2005, an increase of 27.1% when compared to 2004 revenue of $193.7 million. Revenue from the Company’s European operations totaled $48.3 million in 2005, an increase of 11.3% when compared to 2004 revenue of $43.4 million. The European revenue represented 16.4% and 18.3% of 2005 and 2004 consolidated revenue, respectively. The Company’s revenue included reimbursable expenses billed to customers. These expenses totaled $9.2 million and $8.3 million in 2005 and 2004, respectively.

In North America, the revenue increase in 2005 over 2004 was primarily the result of adding approximately 1,000 or 55% additional billable staff in 2005, which was largely due to the expansion of the IBM staffing business. During 2005, the Company signed an addendum to the Technical Services Agreement it has with IBM making it a predominant supplier to IBM’s Systems and Technology Group. This addendum had, at that time, an expiration date of December 31, 2007. Although the North American billable staff increased by approximately 55%, North American revenue only increased 27.1% as a large percentage of the increase was in the Company’s staffing business which generally yields lower bill rates than the remainder of the Company’s business, and the staff were added throughout the year rather than being in place for the entire year.

In 2005, IBM was the Company’s largest customer, accounting for $105.5 million or 35.8% of consolidated revenue as compared to $52.6 million or 22.2% of 2004 revenue. No other customer accounted for more than 10% of the Company’s revenue in either 2005 or 2004.

The increase in revenue in the Company’s European operation in 2005 as compared to 2004 was primarily due to an increase in demand in 2005 for the testing services offered by the Company. There was a nominal effect on revenue for changes in year-over-year foreign currency exchange rates. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. Had there been no change in these exchange rates from 2004 to 2005, total European revenue would have been approximately $0.1 million higher, or $48.4 million in total in Europe as compared to the $48.3 million reported in 2005.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 77.0% of revenue in 2005 as compared to 73.0% of 2004 revenue. The increase in direct costs as a percentage of revenue in 2005 as compared to 2004 was primarily due to the significant increase in the headcount for the Company’s staffing business, which generally yields lower direct profit margins than the remainder of the Company’s business.

Selling, general and administrative (SG&A) expenses were 21.3% of revenue in 2005 as compared to 25.7% of revenue in 2004. The decrease in SG&A expense as a percentage of revenue reflected a higher concentration of staffing business in the Company’s sales mix in 2005, which required a lower level of support from the Company’s SG&A staff than the remainder of the Company’s business. The decrease in the year-over-year percentage of revenue was in contrast to an increase in SG&A expense from 2004 to 2005 totaling approximately $1.9 million. The increase in SG&A in 2005 as compared to 2004 was primarily due to additional recruiting costs incurred of approximately $2.3 million to respond to the increase in demand for the Company’s staffing services, and approximately $0.5 million of additional audit fees offset by approximately $0.1 million for the increase in cash surrender value for company owned life insurance policies that had previously not been recorded, and the Company’s continued efforts to control and reduce its SG&A costs in various areas as a percentage of revenue.

Operating income was 1.7% of revenue in 2005 as compared to 1.3% of revenue in 2004. The Company’s operating income as a percentage of revenue generally increased throughout 2005 primarily as certain transition costs associated with the significant amount of staffing business added during the first quarter of 2005, which totaled approximately 700 of the total 1,000 billable staff added during 2005 ended. Operating income from North American operations was $3.0 million in 2005 as compared to $2.3 million in 2004, while European operations recorded operating income of $1.9 million in 2005 and $0.8 million in 2004.

Interest and other expense, net was 0.5% of revenue in 2005 and 0.3% in 2004. The increase as a percentage of revenue from 2004 to 2005 was primarily due to an increase in the average outstanding debt during 2005 as the Company utilized its revolving line of credit to fund higher accounts receivable during 2005 resulting from the additional billable staff added during the year. Additionally, there were higher interest rates in 2005 on the Company’s revolving debt, and the Company realized a loss of approximately $0.1 million for the settlement of inter-company transactions with the Company’s foreign subsidiaries.

The estimated effective tax rate (ETR) resulted from the provision for income taxes from continuing operations was 31.8% in 2005. The ETR is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The ETR rate in 2005 was reduced primarily due to several items that created net tax benefits totaling approximately $0.3 million. The Company released a net amount of approximately $0.1 million from its tax reserves primarily due to a change in judgment and settlement of open items, and also reduced a valuation allowance for its net operating loss for Canada by approximately $0.2 million. Without the aggregate tax benefit for all of these items totaling approximately $0.3 million, the Company’s ETR in 2005 would be approximately 40.1%. In 2004, the ETR was a benefit of (22.6)%. During 2004, the ETR was reduced by approximately $0.6 million for a release of reserve due to a change in judgment resulting from legislation enacted in The Netherlands, the reversal of approximately $0.5 million of valuation allowances offsetting deferred tax assets related to the Company’s European and Canadian operations, $0.4 million for state tax net operating loss tax benefits that had previously been offset by a valuation allowance, and a net amount of approximately $0.2 million from the release of other deferred tax items. Without these items, the ETR in 2004 would have been approximately 48.0%.

Net income from continuing operations for 2005 was 0.8% of revenue or $0.14 per diluted share, compared to net income from continuing operations of 1.3% of revenue or $0.17 per diluted share in 2004. Diluted earnings per share were calculated using 17.1 million weighted-average equivalent shares outstanding in both 2005 and 2004.

Disposition of Operations

During the first quarter of 2004, the Company disposed of its Dutch operating subsidiary, CTG Nederland B.V. The effective date of the disposition was January 1, 2004, and the transaction has been treated as discontinued operations in the Company’s consolidated financial statements contained in this report. As part of the transaction, the Company retained the assets and liabilities related to the defined-benefit plan for its previous employees in The Netherlands (NDBP). At the time of the disposition, the net assets of the plan totaled approximately $0.5 million. The activities of the NDBP are discussed in note 9, “Deferred Compensation Benefits,” included in the Company’s consolidated financial statements in this Form 10-K under Item 8, “Financial Statements and Supplementary Data.” This unit had previously been included in the financial results of the Company’s European operations.

The loss from discontinued operations resulting from this divestiture totaled approximately $4.4 million in 2004, with approximately $4.3 million of that loss incurred in the first quarter of 2004. The loss includes a cumulative loss on disposal of approximately $3.9 million, and approximately $0.5 million from a foreign currency adjustment which had previously been reported as a direct charge to shareholders’ equity. All activities related to this subsidiary have been removed from the Company’s individual accounts and subsequently combined and included on the line entitled “Loss from discontinued operations” on the Company’s Consolidated Statements of Operations.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.” The Interpretation documents recognition and measurement attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken on a company’s tax return. This new Interpretation is effective for the Company for the fiscal year beginning January 1, 2007. Although the Company is currently in the process of completing its evaluation of the effect that the adoption of this Interpretation will have on its financial condition or results of operations, it does not believe the impact will be material.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” This FAS defines fair value, provides guidance for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This FAS will be effective for the Company for the fiscal year beginning January 1, 2008. Although the Company is currently evaluating the effect that the adoption of this FAS will have on its financial condition or results of operations, it does not believe the impact, if any, will be material.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s significant accounting policies are included in note 1 to the consolidated financial statements contained in this Form 10-K under Item 8, “Financial Statements and Supplementary Data.” These policies, along with the underlying assumptions and judgments made by the Company’s management in their application, have a significant impact on the Company’s consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s most critical accounting policies are those related to goodwill valuation, income taxes, specifically relating to deferred taxes and valuation allowances, and the discount rates and expected return on plan assets, as applicable, used to calculate the Company’s pension obligations.

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

Under FAS 142, “Goodwill and Other Intangible Assets,” the Company is required to test our goodwill for impairment at least annually. During 2006, the Company changed its annual impairment test date from January 1 (effective valuation date of December 31) to the end of its October fiscal month-end. The Company believes its October fiscal month-end is preferable as it provides additional time prior to the Company’s year-end of December 31 to complete the impairment testing and report the results of those tests in its annual filing on Form 10-K. At our respective measurement dates for 2006, 2005 and 2004, with the assistance of an independent appraisal company, the Company completed its annual valuation of the business unit to which the Company’s goodwill relates. These valuations indicated that the estimated fair value of the business unit exceeded the carrying value of this unit in each period. Additionally, there are no facts or circumstances that arose during 2004, 2005 or 2006 that led management to believe the goodwill was impaired. Accordingly, the Company believes no impairment was required to be recorded in its consolidated financial results. Changes in business conditions which could impact future valuations however, could lead to impairment charges.

Income Taxes – Deferred Taxes and Valuation Allowances

At December 31, 2006, the Company had a total of approximately $6.2 million of current and non-current net deferred tax assets recorded on its balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At December 31, 2006, the Company has deferred tax assets recorded resulting from net operating losses. This includes assets resulting from net operating losses in various states totaling approximately $0.4 million, in The Netherlands of approximately $2.4 million, and approximately $0.3 million in various other countries. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at December 31, 2006, the Company has offset a portion of these assets with a valuation allowance totaling $2.8 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.3 million.

During 2006 the valuation allowance was increased by approximately $0.2 million, net primarily due to a variety of factors including foreign currency and tax rate changes in The Netherlands of approximately $0.1 million and $0.1 million related to the establishment of a Canadian valuation allowance due to a change in estimate. In 2005, The Netherlands tax authorities settled an audit of the Company’s Netherlands foreign subsidiary’s 2001 income tax return. A resulting decrease in The Netherlands company’s net operating loss carry forward of $0.9 million, with a corresponding decrease in the valuation allowance for this deferred tax asset, was primarily due to the disallowance of interest expense on an intercompany loan with its U.S. parent under thin capitalization rules recently affirmed by The Netherlands court system.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any additional change in the valuation allowance in the future could result in a change in the Company’s ETR. The increase in the valuation allowance of approximately $0.1 million for the Company’s Canadian operations increased the ETR by approximately 2.2%. An additional 1% increase in the ETR would have reduced net income in 2006 by approximately $61,000.

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

For the ESBP, the discount rate used in 2006 to calculate the benefit obligation was 5.8%, which is reflective of a series of bonds that are included in the Moody’s Aa long-term corporate bond yield. The Company selected this rate as it anticipates making payments to participants under the ESBP for 20-30 years in the future, and this rate is reflective of specific bonds within the Moody’s Aa index that cover that time period. This rate was an increase of 20 basis points from the rate used in the prior year to calculate the benefit obligation. For 2006, the Company made payments totaling approximately $0.7 million to participants. There is no salary increase rate assumption for the plan as it is frozen for additional benefits, and the plan is deemed to be unfunded as the Company has not specifically set aside assets to be used to discharge the deferred compensation benefit liability. Payments to participants under the ESBP are funded by the Company as needed.

For the NDBP, the discount rate used in 2006 to calculate the benefit obligation was 4.6%, which is reflective of the current return on long-term corporate bonds that have a remaining life of greater than 10 years which corresponds to the remaining average life of the plan. This rate was an increase of 50 basis points from the rate used in the prior year to calculate the benefit obligation. There is no salary increase rate assumption for the plan as it is frozen for additional benefits. During 2006, the Company made a contribution of approximately $0.2 million to fund the NDBP. The expected return on plan assets for 2006 was approximately $0.3 million. The assets in the NDBP are 20% invested in the Aegon World Equity Fund. This fund invests in global equities, with a small portion of the fund in new or emerging economies. The remaining 80% of the assets are invested as determined by Aegon with no direction from the Company, with a guaranteed minimum return to the Company of 4%. The Company’s investments were allocated as indicated above in 2004, 2005 and 2006, and the Company does not anticipate changing these allocation percentages going forward. The expected return on plan assets for 2006 was a function of the average historical return of 4.5% on the 80% of the funds invested by Aegon, and an estimated return of 9% on the 20% of the funds invested in the Aegon Equity Fund. The three year return to the Company on the Aegon Equity Fund was approximately 14.8%. In 2006, the actual return on plan assets approximated the expected return on plan assets.

The Company has also made a number of estimates and assumptions relating to the reporting of other assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Such estimates primarily relate to the valuation of stock options for recording equity-based compensation expense, allowances for doubtful accounts receivable, investment valuation, legal matters, and estimates of progress toward completion and direct profit or loss on contracts, as applicable. Actual results could differ from these estimates.

Financial Condition and Liquidity

Cash provided by operating activities was $28.8 million in 2006. Net income from continuing operations was $3.5 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $3.7 million. The accounts receivable balance decreased $21.1 million as compared to December 31, 2005 primarily due to the Company entering into a cash discount advance payment program with a significant customer. Accordingly, the decrease in the timing of the collection of outstanding invoices resulted in a decrease in days sales outstanding to 63 days at December 31, 2006 from 85 days at December 31, 2005. Prepaid and other assets increased $0.6 million due to the purchase of certain items prior to year-end, while other assets increased $0.5 million primarily due to the increase in cash surrender value of Company owned life insurance policies and the additional funding provided for the NDBP. Income taxes payable, net, increased $0.3 million primarily due to the timing and amount of payments in 2006 as compared to 2006 tax expense. Advance billings on contracts increased $0.7 million due to the timing of billings on customer accounts near the end of 2006.

Investing activities used $1.8 million in 2006, which primarily represented the additions to property and equipment. The Company has no significant commitments for the purchase of property or equipment at December 31, 2006.

Financing activities used $24.9 million of cash in 2006. For 2006, payments on the Company’s revolving credit line totaled $23.2 million. The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions. The Company was in compliance with these covenants at December 31, 2006. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. Daily average borrowings for 2006 were $6.6 million.

During 2006, the Company used $2.2 million to purchase approximately 0.5 million shares of its stock for treasury. At December 31, 2006, approximately 0.7 million shares have been repurchased in total under the current authorization, leaving 0.3 million shares authorized for future purchases.

At December 31, 2006, consolidated shareholders’ equity totaled $61.6 million, an increase of $4.1 million from the December 31, 2005 total of $57.5 million. The increase was primarily due to net income in 2006 of $3.5 million, a foreign currency adjustment of $1.2 million, shares released from the stock trusts valued at $1.4 million, offset by the $2.2 million spent to purchase approximately 0.5 million shares of the Company’s stock for treasury.

During the first quarter of 2006, the Company determined that it owned but had previously not recorded marketable securities that were issued to the Company in 2001 resulting from the demutualization of an insurance company. During the late 1990’s and early 2000’s, CTG purchased medical benefits for its employees from this company through a broker. The company converted from a mutual to a public company in late 2001, and CTG was to receive shares in the new, publicly traded entity. However, due to an error on the part of the issuing company, CTG did not receive notification of the ownership of such shares until late March 2006.

CTG has determined that an asset of approximately $0.2 million, an increase to retained earnings of approximately $0.1 million, net of tax, and an increase in accumulated other comprehensive loss of approximately $0.1 million, net of tax should have been recorded at December 31, 2003. The Company has recorded this asset and adjustments as of December 31, 2003, and has subsequently accounted for this investment as an available-for-sale security in succeeding years. The investment, deferred income taxes, retained earnings, and accumulated other comprehensive loss account balances as displayed on the Company’s consolidated balance sheets for the periods ended December 31, 2004, 2005 and 2006 reflect the accounting for this investment as if it had been recorded in 2001, as well as the current valuation of the investment on those dates (see note 4, “Investments” in the Company’s consolidated financial statements in the Form 10-K under Item 8, “Financial Statements and Supplementary Data).

At December 31, 2006, the Company has restricted use to approximately $0.3 million of its cash and cash equivalents as the funds are held as a guarantee by a financial institution for leased office space.

The Company believes existing internally available funds, cash potentially generated from operations, and available borrowings under the Company’s revolving line of credit totaling approximately $34.6 million at December 31, 2006, will be sufficient to meet foreseeable working capital, capital expenditure, and stock repurchase requirements, and to allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in either 2006 or 2005.

Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations. See Item 7A, “Quantitative and Qualitative Disclosure about Market Risk.”

Contractual Obligations

A summary of the Company’s contractual obligations at December 31, 2006 is as follows:

(in millions)		Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-term debt	A	$–	$–	$–	$–	$–
Capital lease obligations	B	0.0	0.0	–	–	–
Operating lease obligations	C	15.2	5.2	6.9	1.7	1.4
Purchase obligations	D	2.0	1.8	0.2	–	–
Deferred compensation benefits (United States)	E	9.2	1.1	1.5	1.5	5.1
Deferred compensation benefits (Europe)	F	–	–	–	–	–
Other long-term liabilities	G	0.6	0.2	0.2	0.1	0.1

Total		$27.0	$8.3	$8.8	$3.3	$6.6

A	On April 20, 2005, the Company entered into a new revolving credit agreement (Agreement) which allows the Company to borrow up to $35 million. This Agreement has a term of three years and expires in April 2008. The Company uses this facility to fund its working capital obligations as needed, primarily including funding the U.S. bi-weekly payroll.

The Company currently has two outstanding letters of credit totaling approximately $0.4 million that collateralize an office lease and an employee benefit program.

B	The Company has one capital lease totaling less than $50,000, and is not committed to enter any other capital lease obligations at this time.

C	Operating lease obligations relate to the rental of office space, office equipment, and automobiles leased in the Company’s European operations. Total rental expense under operating leases in 2006, 2005, and 2004 was approximately $6.3 million, $6.3 million, and $7.4 million, respectively.

D	The Company is currently obligated for purchase obligations in 2007 to spend approximately $1.8 million, including $0.7 million for software maintenance and support fees, $0.2 million for computer-based training courses, $0.8 million for telecommunications, and $0.1 million for equipment. In both 2008 and 2009, the Company’s total purchase obligations for similar services totals $0.1 million in each year.

E	The Company is committed for deferred compensation benefits in the United States under two plans. The Executive Supplemental Benefit Plan (ESBP) provides one current and certain former key executives with deferred compensation benefits. The ESBP was amended as of November 30, 1994 to freeze benefits for participants at that time. Currently, 13 individuals are receiving benefits under this plan. The ESBP is deemed to be unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities.

The Company also has a non-qualified defined-contribution deferred compensation plan for certain key executives. Contributions to this plan in 2006 were $0.2 million The Company anticipates making contributions totaling approximately $0.4 million in 2007 to this plan for amounts earned in 2006.

F	The Company retained a contributory defined-benefit plan for its previous employees located in The Netherlands when the Company disposed of its subsidiary, CTG Nederland B.V., in the first quarter of 2004. This plan was curtailed on January 1, 2003 for additional contributions. As this plan is fully funded at December 31, 2006, the Company does not anticipate making significant additional payments to fund the Plan in future years.

G	The Company has other long-term liabilities including payments for a postretirement benefit plan and payments for taxes.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations.

On April 20, 2005, the Company entered into a new revolving credit agreement which allows the Company to borrow up to $35 million based upon available collateral. At December 31, 2006 and 2005, there were $0 and $23.2 million outstanding, respectively, under this agreement. Additionally, at December 31, 2006 and 2005, there were $0.4 million and $0.3 million, respectively, outstanding under letters of credit under this agreement.

The maximum amounts outstanding under the Company’s revolving credit agreements during 2006, 2005, and 2004 were $23.9 million, $29.4 million, and $14.7 million, respectively. Average bank borrowings outstanding for the years 2006, 2005, and 2004 were $6.6 million, $17.3 million, and $8.6 million, respectively, and carried weighted-average interest rates of 7.8%, 6.0%, and 3.5%, respectively. Accordingly, during 2006 a one percent increase in the weighted-average interest rate would have cost the Company an additional $66,000. The Company incurred commitment fees totaling approximately $0.1 million in each of 2006, 2005 and 2004 relative to the agreements.

During 2006, there was a nominal affect on revenue for year-over-year foreign currency exchange rate changes of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom, the functional currency is the British pound. Had there been no change in these exchange rates from 2005 to 2006, total European revenue would have been approximately $0.5 million lower, or $58.4 million in total in Europe as compared to the $58.9 million reported in 2006. Operating income in Europe was not significantly affected by year-over-year exchange rate changes in these countries. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Computer Task Group, Incorporated:

We have audited the accompanying consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Task Group, Incorporated and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 9 to the consolidated financial statements, during 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Shared-Based Payment and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Computer Task Group, Incorporated’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Buffalo, New York
March 7, 2007

Consolidated Statements of Operations

Year ended December 31, (amounts in thousands, except per - share data)	2006	2005	2004
Revenue	$327,253	$294,465	$237,122
Direct costs	253,101	226,663	173,025
Selling, general, and administrative expenses	67,298	62,877	60,999
Operating income	6,854	4,925	3,098
Interest and other income	204	101	103
Interest and other expense	(909)	(1,472)	(780)
Income from continuing operations before income taxes	6,149	3,554	2,421
Provision (benefit) for income taxes	2,654	1,131	(546)
Income from continuing operations	3,495	2,423	2,967
Loss from discontinued operations (including loss on disposal of $3.9 million)	–	–	(4,411)
Net income (loss)	$3,495	$2,423	$(1,444)

Basic net income (loss) per share:
Continuing operations	$0.21	$0.14	$0.18
Discontinued operations	–	–	(0.27)

Basic net income (loss) per share	$0.21	$0.14	$(0.09)

Diluted net income (loss) per share:
Continuing operations	$0.21	$0.14	$0.17
Discontinued operations	–	–	(0.25)

Diluted net income (loss) per share	$0.21	$0.14	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

December 31, (amounts in thousands, except share balances)	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$4,758	$2,248
Accounts receivable, net of allowances of $866 and $1,087
in 2006 and 2005, respectively	52,544	71,940
Prepaids and other	2,704	1,978
Deferred income taxes	1,185	1,725
Investments	813	–
Total current assets	62,004	77,891

Property and equipment, net of accumulated depreciation of $26,685 and $25,377 in 2006 and 2005, respectively	5,918	6,616
Goodwill	35,678	35,678
Deferred income taxes	4,990	4,727
Other assets	2,679	2,118
Investments	448	1,270
Total assets	$111,717	$128,300

Liabilities And Shareholders’ Equity
Current Liabilities:
Accounts payable	$9,561	$9,277
Accrued compensation	23,162	22,153
Advance billings on contracts	2,047	1,312
Other current liabilities	5,125	4,773
Income taxes payable	455	70
Total current liabilities	40,350	37,585

Long-term debt	–	23,150
Deferred compensation benefits	8,792	8,842
Other long-term liabilities	944	1,232
Total liabilities	50,086	70,809

Shareholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	111,458	111,172
Retained earnings	45,235	41,740
Less: Treasury stock of 7,019,643 and 6,525,890 shares at cost, respectively	(35,005)	(32,811)
Stock Trusts of 3,622,560 and 3,939,664 shares at cost, respectively	(56,189)	(57,542)
Accumulated other comprehensive loss	(4,138)	(5,338)
Total shareholders’ equity	61,631	57,491
Total liabilities and shareholders’ equity	$111,717	$128,300

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

Year ended December 31, (amounts in thousands)	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$3,495	$2,423	$(1,444)
Loss from discontinued operations	–	–	(4,411)

Income from continuing operations	3,495	2,423	2,967
Adjustments:
Depreciation expense	2,596	2,662	2,625
Equity-based compensation expense	856	–	–
Deferred income taxes	316	(521)	(238)
Tax benefit on stock option exercises	–	31	18
Loss on sales of property and equipment	6	23	31
Deferred compensation	(27)	117	(95)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	21,076	(26,555)	(5,613)
(Increase) decrease in prepaids and other	(640)	33	345
(Increase) decrease in other assets	(481)	(7)	75
Increase (decrease) in accounts payable	243	(794)	675
Increase (decrease) in accrued compensation	404	5,917	(2,687)
Increase (decrease) in advance billings on contracts	722	(609)	628
Increase in other current liabilities	196	7	755
Increase in income taxes payable, net	314	374	1,013
Increase (decrease) in other long-term liabilities	(288)	704	(70)
Net cash provided by (used in) operating activities	28,788	(16,195)	429
Cash flows from investing activities:
Additions to property and equipment	(1,830)	(3,422)	(1,841)
Proceeds from sales of property and equipment	6	92	15
Net cash used in investing activities	(1,824)	(3,330)	(1,826)
Cash flows from financing activities:
Proceeds from (payments on) long-term revolving debt, net	(23,150)	18,500	4,650
Change in cash overdraft, net	(387)	1,165	(2,094)
Debt refinancing costs	–	(507)	–
Proceeds from Employee Stock Purchase Plan	147	144	162
Purchase of stock for treasury	(2,185)	(1,395)	–
Proceeds from other stock plans	514	228	160
Excess tax benefits from equity-based compensation	114	–	–
Net cash provided by (used in) financing activities	(24,947)	18,135	2,878
Cash flows from discontinued operations: (revised - See note 1 for “Statement of Cash Flows”)
Cash used in operating activities	–	–	(2,308)
Effect of exchange rate changes on cash and cash equivalents	493	(551)	252
Net increase (decrease) in cash and cash equivalents	2,510	(1,941)	(575)
Cash and cash equivalents at beginning of year	2,248	4,189	4,764
Cash and cash equivalents at end of year	$4,758	$2,248	$4,189

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Capital in Excess of Par Value	Retained Earnings (see note 2)	Treasury Stock		Stock Trusts		Accumulated Other Comprehensive Loss (see note 2)	Total Shareholders Equity
(amounts in thousands)	Shares	Amount			Shares	Amount	Shares	Amount
Balance as of December 31, 2003	27,018	$270	$111,333	$40,761	6,149	$(31,416)	4,152	$(58,446)	$(5,931)	$56,571

Employee Stock Purchase Plan share issuance	–	–	(14)	–	–	–	(41)	176	–	162
Stock Option Plan share issuance	–	–	(47)	–	–	–	(53)	225	–	178
Comprehensive income (loss):
Net loss	–	–	–	(1,444)	–	–	–	–	–	(1,444)
Foreign currency adjustment	–	–	–	–	–	–	–	–	1,635	1,635
Minimum pension liability adjustment, net of tax	–	–	–	–	–	–	–	–	(178)	(178)
Unrealized gain on investments, net of tax	–	–	–	–	–	–	–	–	125	125
Total comprehensive income (loss)	–	–	–	(1,444)	–	–	–	–	1,582	138

Balance as of December 31, 2004	27,018	270	111,272	39,317	6,149	(31,416)	4,058	(58,045)	(4,349)	57,049

Employee Stock Purchase Plan share issuance	–	–	(23)	–	–	–	(39)	167	–	144
Stock Option Plan share issuance	–	–	(77)	–	–	–	(79)	336	–	259
Purchase of stock	–	–	–	–	377	(1,395)	–	–	–	(1,395)
Comprehensive income (loss):
Net income	–	–	–	2,423	–	–	–	–	–	2,423
Foreign currency adjustment	–	–	–	–	–	–	–	–	(1,016)	(1,016)
Minimum pension liability adjustment, net of tax	–	–	–	–	–	–	–	–	(110)	(110)
Unrealized gain on investments, net of tax	–	–	–	–	–	–	–	–	137	137
Total comprehensive income (loss)	–	–	–	2,423	–	–	–	–	(989)	1,434

Balance as of December 31, 2005	27,018	270	111,172	41,740	6,526	(32,811)	3,940	(57,542)	(5,338)	57,491

Employee Stock Purchase Plan share issuance	–	–	(2)	–	–	–	(35)	149	–	147
Stock Option Plan share issuance	–	–	(274)	–	–	–	(185)	788	–	514
Excess tax benefits from equity-based compensation	–	–	113	–	–	–	–	–	–	113
Restricted stock issuance/forfeiture	–	–	(407)	–	2	(9)	(97)	416	–	–
Purchase of stock	–	–	–	–	492	(2,185)	–	–	–	(2,185)
Equity-based compensation	–	–	856	–	–	–	–	–	–	856
Pension loss adjustment, net of tax	–	–	–	–	–	–	–	–	(151)	(151)
Comprehensive income (loss):
Net income	–	–	–	3,495	–	–	–	–	–	3,495
Foreign currency adjustment	–	–	–	–	–	–	–	–	1,183	1,183
Minimum pension liability adjustment, net of tax	–	–	–	–	–	–	–	–	174	174
Unrealized loss on investments, net of tax	–	–	–	–	–	–	–	–	(6)	(6)
Total comprehensive income	–	–	–	3,495	–	–	–	–	1,351	4,846

Balance as of December 31, 2006	27,018	$270	$111,458	$45,235	7,020	$(35,005)	3,623	$(56,189)	$(4,138)	$61,631

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Computer Task Group, Incorporated, and its subsidiaries (the Company or CTG), located primarily in North America and Europe. There are no unconsolidated entities, or off balance sheet arrangements. All inter-company accounts and transactions have been eliminated. Certain amounts in the prior years’ consolidated financial statements and notes have been reclassified to conform to the current year presentation. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Such estimates primarily relate to the valuation of goodwill, valuation allowances for deferred tax assets, actuarial assumptions, discount rates and expected rates of return, as applicable, for the Company’s defined benefit and postretirement benefit plans, the allowance for doubtful accounts receivable, assumptions underlying stock option valuation, investment valuation, legal matters, and estimates of progress toward completion and direct profit or loss on contracts. Actual results could differ from those estimates.

The Company operates in one industry segment, providing IT staffing solutions services to its clients. These services include IT Staffing and IT Solutions. CTG provides these primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. The Company promotes a significant portion of its services through three vertical market focus areas: Technology Service Providers, Healthcare (which includes services provided to health care providers, health insurers, and life sciences companies) and Financial Services. The Company focuses on these three vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The vertical areas of Technology Service Providers, Healthcare, and Financial Services totaled 41%, 24%, and 10% of total consolidated revenue in 2006, 41%, 24%, and 8% of total consolidated revenue in 2005, and 28%, 28%, and 13% of total consolidated revenue in 2004, respectively.

Revenue and Cost Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectibility of the amounts due is reasonably assured. For time-and-material contracts revenue is recognized as hours are incurred and costs are expended. Revenue from time-and-material projects totaled approximately 90%, 92% and 89% of 2006, 2005, and 2004 consolidated revenue, respectively.

For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue from such projects totaled approximately 6%, 5%, and 7% of 2006, 2005, and 2004 consolidated revenue, respectively.

Revenue for fixed price contracts is recognized as per the proportional method of accounting using an input-based approach whereby salary and indirect labor costs incurred are measured and compared to the total estimate of costs at completion for a project. Revenue is recognized based upon the percent complete calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed price projects that include significant amounts of material or other non-labor related costs which could distort the percent complete within a percentage complete calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our past experience on similar projects, and includes management judgments and estimates which affect the amount of revenue recognized on fixed price contracts in any accounting period. Revenue from fixed-price contracts accounted for under the percentage-of-completion method totaled approximately 4%, 3%, and 4% of 2006, 2005 and 2004 consolidated revenue, respectively.

As required, the Company includes billable expenses in its accounts as both revenue and direct costs. These billable expenses totaled $9.4 million, $9.2 million, and $8.3 million in 2006, 2005 and 2004, respectively.

Selling, general, and administrative costs are charged to expense as incurred.

Bad debt expense (benefit) in 2006, 2005 and 2004 was approximately $0, $(0.1) million, and $0.4 million, respectively.

Restricted Cash

At December 31, 2006, the Company has restricted use to approximately $0.3 million of its cash and cash equivalents as the funds are held as a guarantee by a financial institution for leased office space.

Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2006 and 2005, the carrying amounts of the Company’s financial instruments, which include cash and cash equivalents ($4.8 million and $2.2 million, respectively), accounts receivable, net ($52.5 million and $71.9 million, respectively), accounts payable ($9.6 million and $9.3 million, respectively), and the current and non-current portions of long-term debt ($0 and $23.2 million, respectively), approximate fair value. The value of the Company’s investments ($1.3 million in both years) equals fair value (see note 4, “Investments”).

Investments

The Company’s investments consist of publicly traded equity securities (Equity’s) and mutual funds. The Equity’s are classified as available-for-sale securities and are recorded in the Company’s consolidated balance sheets at fair value based upon market quotes. Unrealized gains and losses on these Equity’s are recorded in shareholders’ equity as a separate component of accumulated other comprehensive loss, net of tax. The mutual funds are assets allocated to the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. The mutual funds are classified as trading securities and are recorded in the Company’s consolidated balance sheets at fair value based upon market quotes. Unrealized gains and losses on these securities are recorded in earnings, and were nominal in 2006, 2005 and 2004.

Property and Equipment

Property and equipment are generally stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of one year to 30 years, and begins after an asset has been put into service. The cost of property or equipment sold or otherwise disposed of, along with related accumulated depreciation, is eliminated from the accounts, and the resulting gain or loss, if any, is reflected in current earnings. Maintenance and repairs are charged to expense when incurred, while significant betterments to existing assets are capitalized.

Leases

The Company is obligated under a number of long-term operating leases primarily for the rental of office space, office equipment and automobiles based in Europe. In instances where the Company has negotiated leases that contain rent holidays or escalation clauses, the expense for those leases is recognized monthly on a straight line basis over the term of the lease.

Goodwill

Under FAS 142, “Goodwill and Other Intangible Assets,” the Company is required to test our goodwill for impairment at least annually. During 2006, the Company changed its annual impairment test date from January 1 (effective valuation date of December 31) to the end of its October fiscal month-end. The Company believes its October fiscal month-end is preferable as it provides additional time prior to the Company’s year-end of December 31 to complete the impairment testing and report the results of those tests in its annual filing on Form 10-K.

As of December 31, 2006 or 2005, the Company does not have any intangible assets other than goodwill recorded on its consolidated balance sheets. At our respective measurements dates for 2006, 2005, and 2004, with the assistance of an independent appraisal company, the Company completed its annual valuation of the business unit to which the

Company’s goodwill relates. These valuations, as applicable, are based on estimates and assumptions that may analyze the appraised value of similar transactions from which the goodwill arose, the appraised value of similar companies, or estimates of future discounted cash flows. The valuations indicated that the estimated fair value of the business unit exceeded the carrying value of this unit in each period. Additionally, there are no facts or circumstances that arose during 2006, 2005 or 2004 that led management to believe the goodwill was impaired. Accordingly, the Company believes no goodwill impairment is required to be recorded in its consolidated financial results.

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

Income Taxes

The Company provides for deferred income taxes for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. In assessing the realizability of deferred tax assets, management considers within each tax jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Tax credits, if any, are accounted for as a reduction of the income tax provision in the year in which they are realized.

For the year ended December 31, 2006, the tax expense associated with the pension loss adjustment, net was $0.1 million. For both of the years ended December 31, 2005 and 2004, the tax expense associated with the minimum pension liability adjustment was $0.1 million.

Stock-Based Employee Compensation

On January 1, 2006, the Company adopted the provisions of FAS 123R, “Share-Based Payment” (FAS 123R) and related interpretations on a modified prospective basis, which required the Company to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. With the adoption of the standard, the calculated fair value cost of its equity-based compensation awards are recognized in the Company’s income statement over the period in which an employee or director is required to provide the services for the award. Compensation cost is not recognized for employees or directors that do not render the requisite services. The Company recognized the expense for equity-based compensation in its 2006 statement of operations on a straight-line basis based upon awards that are ultimately expected to vest. See note 12, “Stock Option Plans.”

On November 16, 2005, the Board of Directors of the Company approved the acceleration of the vesting of all unvested out-of-the money stock options previously awarded to its employees, including its executive officers and its directors under the Company’s equity compensation plans having an exercise price greater than $3.48, which was the closing price of the Company’s common stock on that date. Options to purchase approximately 1.1 million shares of the Company’s common stock became exercisable immediately. The weighted-average exercise price of the options subject to the acceleration was $4.69.

The purpose of the acceleration was to enable the Company to eliminate future compensation expense the Company would otherwise recognize in its statements of operations with respect to these accelerated options upon the adoption of FAS 123R. The Board of Directors took the action in the belief that it is in the best interest of the shareholders to minimize future compensation expense associated with stock options upon adoption of FAS 123R. The estimate of the maximum future compensation expense that would have been recorded in the Company’s statements of operations had the vesting of these options not been accelerated was approximately $1.4 million.

The following table details the effect on net income (loss) and basic and diluted net income (loss) per share as if the Company had adopted the fair value recognition provisions of FAS 123R as they apply to stock-based employee compensation for all periods presented:

(amounts in thousands, except per-share data)	2006	2005	2004
Net income (loss), as reported for the prior periods (a)	N/A	$2,423	$(1,444)

Stock-based employee compensation expense	$856	$3,288	$1,280
Tax benefit	(260)	(786)	(198)

Stock based compensation, net of tax (b)	$596	$2,502	$1,082

Net income (loss), including stock-based compensation (a)	$3,495	$(79)	$(2,526)

Basic net income (loss) per share, as reported for the prior periods (a)	N/A	$0.14	$(0.09)

Basic net income (loss) per share, including the effect of stock-based compensation expense (b)	$0.21	$(0.00)	$(0.15)

Diluted net income (loss) per share, as reported for the prior periods (a)	N/A	$0.14	$(0.08)

Diluted net income (loss) per share, including the effect of stock-based compensation expense (b)	$0.21	$(0.00)	$(0.15)

(a)	Net income (loss), net income (loss) including stock-based compensation, and basic and diluted net income (loss) per share prior to January 1, 2006 did not include stock-based compensation expense as the Company continued to apply the recognition and expensing provisions of APB No. 25.

(b)	Prior to January 1, 2006, stock-based compensation was only reported on a pro forma basis in the Company’s footnotes.

Net Income (Loss) Per Share

Basic and diluted earnings (loss) per share (EPS) for the years ended December 31, 2006, 2005, and 2004 are as follows:

For the year ended (amounts in thousands, except per-share data)	Net Income (Loss)	Weighted Average Shares	Earnings (Loss) per Share
December 31, 2006
Basic EPS
Income from continuing operations	$3,495	16,417	$0.21
Loss from discontinued operations	–	16,417	–

Net income	$3,495	16,417	$0.21

Diluted EPS
Income from continuing operations	$3,495	16,745	$0.21
Loss from discontinued operations	–	16,745	–

Net income	$3,495	16,745	$0.21

December 31, 2005
Basic EPS
Income from continuing operations	$2,423	16,735	$0.14
Loss from discontinued operations	–	16,735	–

Net income	$2,423	16,735	$0.14

Diluted EPS
Income from continuing operations	$2,423	17,066	$0.14
Loss from discontinued operations	–	17,066	–

Net income	$2,423	17,066	$0.14

December 31, 2004
Basic EPS
Income from continuing operations	$2,967	16,761	$0.18
Loss from discontinued operations	(4,411)	16,761	(0.27)

Net loss	$(1,444)	16,761	$(0.09)

Diluted EPS
Income from continuing operations	$2,967	17,140	$0.17
Loss from discontinued operations	(4,411)	17,140	(0.25)

Net loss	$(1,444)	17,140	$(0.08)

Weighted-average shares represent the average of issued shares, less treasury shares, shares held in the Stock Trusts, and for the basic EPS calculation, unvested restricted stock. In 2006, 2005 and 2004, the dilutive effect of outstanding stock options was 328,000, 331,000, and 379,000 weighted-average shares, respectively.

Certain options representing 1.8 million, 2.3 million, and 1.8 million shares of common stock were outstanding at December 31, 2006, 2005, and 2004, respectively, but were not included in the computation of diluted earnings per share, as the options’ exercise price was greater than the average market price of the Company’s common shares.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date, for equity accounts using historical exchange rates, and for revenue and expense activity using the applicable month’s average exchange rates. The Company recorded a loss totaling approximately $0, $(0.1) million and $0 in 2006, 2005, and 2004, respectively, from foreign currency transactions for the settlement of intercompany balances.

Statements of Cash Flows

For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand; demand deposits; and short-term, highly liquid investments with a maturity of three months or less. Additionally, as the Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment, the change in cash overdraft, net represents the increase or decrease in outstanding checks.

In 2006 and 2005, the Company has separately disclosed the operating cash flows from discontinued operations in 2004 (there were no cash flows from either investing or financing activities).

Interest paid during 2006, 2005, and 2004 amounted to $0.6 million, $1.1 million, and $0.4 million, respectively, while net income tax payments (receipts) totaled $1.8 million, $0.7 million, and $(1.5) million for the respective years.

Taxes Collected from Customers

In instances where the Company collects taxes from its customers for remittance to government authorities, primarily in its European operations, such taxes are recorded and presented on a net basis.

Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the consolidated balance sheets at December 31, 2006, 2005, and 2004 are as follows:

(amounts in thousands)	2006	2005	2004
Foreign currency adjustment	$(3,038)	$(4,221)	$(3,205)
Pension loss adjustment, net of tax of $950 in 2006	(1,476)	–	–
Unrealized gain on investments, net of tax of $239 in 2006, $243 in 2005, and $154 in 2004	376	382	245
Minimum pension liability adjustment, net of tax of $949 in 2005 and $903 in 2004	–	(1,499)	(1,389)

	$(4,138)	$(5,338)	$(4,349)

2. Adjustment to Shareholders’ Equity as of December 31, 2003

During the first quarter of 2006, the Company determined that it owned but had previously not recorded marketable securities that were issued to the Company in 2001 resulting from the demutualization of an insurance company. During the late 1990’s and early 2000’s, CTG purchased medical benefits for its employees from this company through a broker. The company converted from a mutual to a public company in late 2001, and CTG was to receive shares in the new, publicly traded entity. However, due to an error on the part of the issuing company, CTG did not receive notification of the ownership of such shares until late March 2006.

CTG has determined that an asset of approximately $0.2 million, an increase to retained earnings of approximately $0.1 million, net of tax, and an increase in accumulated other comprehensive loss of approximately $0.1 million, net of tax should have been recorded at December 31, 2003. The Company has recorded this asset and adjustments as of December 31, 2003, and has subsequently accounted for this investment as an available-for-sale security in succeeding years. The investment, deferred income taxes, retained earnings, and accumulated other comprehensive loss account balances as displayed on the Company’s consolidated balance sheets for the periods ended December 31, 2004, 2005 and 2006 reflect the accounting for this investment as if it had been recorded in 2001, as well as the current valuation of the investment on those dates (see note 4, “Investments”).

3. Discontinued Operations

During the first quarter of 2004, the Company disposed of its Dutch operating subsidiary, CTG Nederland B.V. The effective date of the disposition was January 1, 2004, and the transaction has been treated as discontinued operations in these consolidated financial statements. As part of the transaction, the Company retained the assets and liabilities related to the defined-benefit plan for its previous employees in The Netherlands (NDBP). At the time of the disposition, the net assets of the plan totaled approximately $0.5 million. The activities of the NDBP are discussed in note 9, “Deferred Compensation Benefits.” This unit had previously been included in the financial results of the Company’s European operations.

The loss from discontinued operations resulting from this divestiture totaled approximately $4.4 million in 2004, with approximately $4.3 million of that loss incurred in the first quarter of 2004. The loss includes a cumulative loss on disposal of approximately $3.9 million, and approximately $0.5 million from a foreign currency adjustment which had previously been reported as a direct charge to shareholders’ equity. All activities related to this subsidiary have been removed from the Company’s individual accounts and subsequently combined and included on the line entitled “Loss from discontinued operations” on the Company’s Consolidated Statements of Operations.

4. Investments

At December 31, 2006 and 2005, the carrying value of the Company’s investments is as follows:

December 31, (amounts in thousands)	2006	2005
Trading	$448	$447
Available-for-sale	813	823
	$1,261	$1,270

At December 31, 2006 and 2005, the Company’s available-for-sale investments are summarized as follows:

December 31, (amounts in thousands)	2006	2005
Equity securities - cost	$198	$198
Unrealized gains	615	625
Equity securities – fair value	$813	$823

There were no available-for-sale investments owned by the Company at either December 31, 2005 or 2006 that had an unrealized loss. The available-for-sale securities were classed as non-current assets at December 31, 2005 and as current assets at December 31, 2006 as the company sold these assets in the first quarter of 2007. The Company did not sell any available-for-sale assets during 2005 or 2006. At both December 31, 2006 and 2005, unrealized gains on available-for-sale investments, net of tax, was $0.4 million and was included in accumulated other comprehensive loss.

5. Property and Equipment

Property and equipment at December 31, 2006 and 2005 are summarized as follows:

December 31,	Useful Life	2006	2005
	(years)	(amounts in thousands)
Land	–	$378	$378
Buildings	30	4,448	4,448
Equipment	2-5	10,825	10,894
Furniture	5-10	4,738	4,510
Software	1-5	8,974	8,901
Leasehold improvements	3-10	3,240	2,862
		32,603	31,993
Less accumulated depreciation		(26,685)	(25,377)
		$5,918	$6,616

6. Debt

On April 20, 2005, the Company entered into a revolving credit agreement (Agreement) which allows the Company to borrow up to $35 million. This Agreement has a term of three years and expires in April 2008. The Agreement has interest rates ranging from 0 to 75 basis points over the prime rate and 150 to 225 basis points over Libor, and provides certain of the Company’s assets as security for outstanding borrowings. The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions. At December 31, 2006 and 2005, the Company was in compliance with these covenants. At December 31, 2006 and 2005, there were $0 and $23.2 million outstanding, respectively, under this Agreement. Additionally, at December 31, 2006 and 2005, there were $0.4 million and $0.3 million, respectively, outstanding under letters of credit under this Agreement.

The maximum amounts outstanding under the revolving credit agreements during 2006, 2005, and 2004 were $23.9 million, $29.4 million, and $14.7 million, respectively. Average bank borrowings outstanding for the years 2006, 2005, and 2004 were $6.6 million, $17.3 million, and $8.6 million, respectively, and carried weighted-average interest rates of 7.8%, 6.0%, and 3.5%, respectively. The Company incurred commitment fees totaling approximately $0.1 million in each of 2006, 2005 and 2004 relative to its credit agreements.

7. Income Taxes

The provision (benefit) for income taxes for 2006, 2005, and 2004 consists of the following:

(amounts in thousands)	2006	2005	2004
Domestic and foreign components of income (loss) before income taxes are as follows:
Domestic	$4,769	$2,835	$2,552
Foreign	1,380	719	(131)
	$6,149	$3,554	$2,421

The provision (benefit) for income taxes consists of:
Current tax:
U.S. federal	$1,208	$924	$201
Foreign	922	532	(697)
U.S. state and local	208	196	188
	2,338	1,652	(308)
Deferred tax:
U.S. federal	(179)	(613)	12
Foreign	353	172	330
U.S. state and local	142	(80)	(580)
	316	(521)	(238)
	$2,654	$1,131	$(546)

The effective and statutory income tax rate can be reconciled as follows:
Tax at statutory rate of 34%	$2,091	$1,208	$823
State tax, net of federal benefits	180	99	102
Benefit of state net operating losses previously offset by valuation allowances	3	(29)	(356)
Non-taxable income	(687)	(557)	(455)
Non-deductible expenses	934	712	600
Change in beginning of year temporary differences	(15)	–	(151)
Change in estimate primarily related to recent tax legislation enacted in Europe	–	–	(639)
Change in estimate primarily related to foreign taxes	135	(161)	–
Change in estimate primarily related to state taxes and tax reserves	91	(88)	–
Benefit of foreign net operating losses previously offset by valuation allowances	(17)	(66)	(524)
Foreign tax rate change	–	–	47
Other, net	(61)	13	7
Effective income tax rate	$2,654	$1,131	$(546)

	43.2%	31.8%	(22.6)%

The effective tax rate (ETR) resulting from the provision for income taxes from continuing operations was 43.2% in 2006. The ETR is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The ETR in 2006 was increased primarily due to several items that increased tax expense by approximately $0.2 million. The Company added approximately $0.1 million to its tax reserves due to a change in estimate of recoverability, and increased the valuation allowance for the net operating loss for Canada by approximately $0.1 million in the fourth quarter of 2006. Without these items the ETR in 2006 would have been approximately 39.5%. The ETR in 2005 was 31.8%. The ETR rate in 2005 was reduced primarily due to several items that created net tax benefits totaling approximately $0.3 million. The Company released a net amount of approximately $0.1 million from its tax reserves primarily due to a change in judgment and settlement of open items, and also reduced a valuation allowance for its net operating loss for Canada by approximately $0.2 million in the fourth quarter of 2005. Without these items the Company’s ETR in 2005 would have been approximately 40.1%.

The Company’s deferred tax assets and liabilities at December 31, 2006 and 2005 consist of the following:

December 31, (amounts in thousands)	2006	2005
Assets
Deferred compensation	$3,653	$3,351
Loss carryforwards	3,106	3,353
Accruals deductible for tax purposes when paid	601	758
Depreciation	246	30
Allowance for doubtful accounts	248	338
Amortization	679	798
State taxes	705	691
Gross deferred tax assets	9,238	9,319

Deferred tax assets valuation allowance	(2,768)	(2,559)

Liabilities
Unrealized gain on investments	(272)	(275)
Depreciation	(23)	(33)
Gross deferred tax liabilities	(295)	(308)

Net deferred tax assets	$6,175	$6,452

Net deferred assets and liabilities are recorded as follows:
Net current assets	1,185	1,725
Net non-current assets	4,990	4,727
Net deferred tax assets	$6,175	$6,452

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, the availability of qualified professional staff, and a decrease in demand for IT services. Based upon the levels of historical taxable income or loss and projections for future taxable income or loss over the years in which the deferred tax assets are deductible, at December 31, 2006 management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

The Company has various state net operating loss carryforwards totaling approximately $10.1 million. These state net operating losses have a carryforward period of 5 to 20 years and these losses began to expire in 2007. For Canada, the expiration of the net operating loss carryforward totaling $0.4 million is 7 years and begins to expire in 2008. In Europe, the expiration of the net operating loss carryforward for The Netherlands totaling $8.1 million is 9 years and begins to expire in 2009, while in the United Kingdom the net operating loss carryforward is approximately $0.3 million, and has no expiration date.

At December 31, 2006, the Company has a deferred tax asset before the valuation allowance resulting from net operating losses in various states of approximately $0.4 million, in The Netherlands of approximately $2.4 million, and approximately $0.3 million in various other countries where it does business. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future years, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of the deferred tax asset totaling $3.1 million will be realized at any point in the future. Accordingly, at December 31, 2006, the Company has offset a portion of the asset with a valuation allowance totaling $2.8 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.3 million. During 2006 the valuation allowance was increased by approximately $0.2 million net, due to a variety of factors including foreign currency changes in The Netherlands of $0.1 million, and $0.1 million related to the establishment of the Canadian valuation allowance due to a change in estimate of recoverability. In 2005, The Netherlands tax authorities settled an audit of the Company’s Dutch foreign subsidiary’s 2001 income tax return. A resulting decrease in The Netherlands Company’s net operating loss carry forward of $0.9 million was due primarily to the disallowance of interest expense on an intercompany loan with its US parent under thin capitalization rules recently affirmed by The Netherlands court system. This change had no net effect on the net deferred asset after a corresponding adjustment in the valuation allowance which fully offsets the deferred tax asset.

During 2004, the Company adopted a tax planning strategy for state tax purposes whereby it combined its operating subsidiary in the United States into the parent corporation. This combination allows the Company to utilize its net operating loss in many of the various states where a net operating loss carryforward exists. Due to the adoption of this strategy at the end of the fourth quarter of 2004, the Company was able to recognize $0.5 million for state tax net operating loss tax benefits that had previously been fully offset by a valuation allowance. At December 31, 2006, there is approximately $0.2 million of valuation allowance remaining that offsets the state net operating loss deferred tax asset.

Undistributed earnings of the Company’s foreign subsidiaries were minimal at December 31, 2006, and are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. In the event that the foreign entities’ earnings were distributed, it is estimated that U.S. federal and state income taxes, net of foreign credits, would be immaterial.

In 2006, 2005, and 2004, 185,000, 74,000, and 37,000 shares of common stock, respectively, were issued through the exercise of non-qualified stock options or through the disqualifying disposition of incentive stock options. The tax benefit to the Company from these transactions, which is credited to capital in excess of par value rather than recognized as a reduction of income tax expense, was $113,000, $31,000, and $18,000 in 2006, 2005, and 2004, respectively. These tax benefits have also been recognized in the consolidated balance sheets as a reduction of current taxes payable.

The Company has established reserves for tax contingencies based upon the probable outcome of tax positions taken for financial statement purposes compared to positions taken on the Company’s tax returns. The Company reviews its tax-contingency reserves on a quarterly basis to ensure they are appropriately stated. Such reviews include consideration of factors such as the cause of the action, the degree of probability of an unfavorable outcome, the Company’s ability to estimate the liability, and the timing of the liability and how it will impact the Company’s other tax attributes. At December 31, 2006, the Company believes it has adequately provided for its tax-related liabilities.

8. Lease Commitments

At December 31, 2006, the Company was obligated under a number of long-term operating leases. Minimum future obligations under such leases are summarized as follows:

Year ending December 31, (amounts in thousands)
2007	$5,237
2008	4,229
2009	2,701
2010	1,142
2011	489
Later years	1,368
Minimum future obligations	$15,166

The operating lease obligations relate to the rental of office space, office equipment, and automobiles leased in Europe. Total rental expense under such operating leases for 2006, 2005, and 2004 was approximately $6.3 million, $6.3 million, and $7.4 million, respectively.

9. Deferred Compensation Benefits

The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (ESBP) that provides one current and certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The plan was amended as of November 30, 1994, to freeze benefits for participants at that time.

Net periodic pension cost for the years ended December 31, 2006, 2005, and 2004 for the ESBP is as follows:

Net Periodic Pension Cost - ESBP (amounts in thousands)	2006	2005	2004
Interest cost	$493	$513	$532
Amortization of actuarial loss	118	108	87
Net periodic pension cost	$611	$621	$619

The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V., in the first quarter of 2004. Benefits paid are a function of a percentage of career average pay. The Plan was curtailed for additional contributions in January 2003.

Net periodic pension benefit for the twelve month periods ended September 29, 2006, September 30, 2005, and October 1, 2004 for the NDBP is as follows:

Net Periodic Pension Cost (Benefit) – NDBP (amounts in thousands)	2006	2005	2004
Interest cost	$241	$252	$232
Expected return on plan assets	(301)	(281)	(285)
Amortization of actuarial loss	2	1	–
Net periodic pension benefit	$(58)	$(28)	$(53)

The change in benefit obligation and reconciliation of fair value of plan assets for the year ended December 31, 2006 and 2005 for the ESBP, and for the twelve month period ended September 29, 2006 and September 30, 2005 for the NDBP are as follows:

Changes in Benefit Obligation (amounts in thousands)	ESBP		NDBP
	2006	2005	2006	2005
Benefit obligation at beginning of period	$9,159	$9,103	$5,774	$4,869
Interest cost	493	513	241	252
Benefits paid	(703)	(698)	(62)	(23)
Actuarial (gain) loss	(166)	241	(711)	250
Effect of exchange rate changes	–	–	290	426
Benefit obligation at end of period	8,783	9,159	5,532	5,774

Reconciliation of Fair Value of Plan Assets

Fair value of plan assets at beginning of period	–	–	5,734	5,511
Actual return on plan assets	–	–	290	441
Employer contributions	703	698	197	–
Benefits paid	(703)	(698)	(62)	(23)
Effect of exchange rate changes	–	–	319	(195)

Fair value of plan assets at end of period	–	–	6,478	5,734
Unfunded (funded) status	8,783	9,159	(946)	40
Unrecognized net actuarial loss	–	(2,448)	–	(664)
Accrued benefit cost (asset)	$8,783	$6,711	$(946)	$(624)
Discount rate:
Benefit obligation	5.80%	5.60%	4.60%	4.10%
Net periodic pension cost	5.60%	5.85%	4.60%	4.10%
Salary increase rate	–	–	–	–
Expected return on plan assets	–	–	5.00%	5.00%

For the ESBP, the accumulated benefit obligation at December 31, 2006 and 2005 was $8.8 million and $9.2 million, respectively. The amounts included in other comprehensive loss relating to the pension loss adjustment in 2006 and the minimum pension liability adjustment for 2005, net of tax, were approximately $0.2 million and $(0.1) million, respectively. Benefits paid to participants are funded by the Company as needed. The plan is deemed unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts considered sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan in 2007 and future years to fund the plan.

For the NDBP, the accumulated benefit obligation at September 29, 2006 and September 30, 2005 was $5.5 million and $5.8 million, respectively. The assets in the NDBP are 20% invested in the Aegon World Equity Fund. This fund invests in global equities, with a small portion of the fund in new or emerging economies. The remaining 80% of the assets are invested as determined by Aegon with no direction from the Company, with a guaranteed minimum return to the Company of 4%. The historical return to the Company on these investments has been approximately 4.5%. The Company’s investments were allocated as indicated above in both 2005 and 2006, and the Company does not anticipate changing these allocation percentages in 2007. The expected return on plan assets for 2005 and 2006 was a function of the average historical return of 4.5% on the 80% of the funds invested by Aegon, and a historical return of 9% on the 20% of the funds invested in the Aegon Equity Fund. The Company does not anticipate making significant additional contributions to the plan in 2007 and future years, as the plan is currently fully funded.

Anticipated benefit payments for the ESBP and the NDBP are expected to be paid in future years as follows:

Year ending December 31, (amounts in thousands)	ESBP	NDBP
2007	$734	$46
2008	759	58
2009	779	63
2010	761	80
2011	749	84
2012-2016	3,587	683
	$7,369	$1,014

For December 31, 2006, the Company adopted the provisions of FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158). FAS 158 required the Company to recognize the funded status of its plans, measured as the difference between the fair value of the plan assets and the benefit obligation, in its consolidated balance sheet. Additionally, FAS 158 required the Company to recognize as a component of other accumulated comprehensive loss, net of tax, the gains or losses and prior service costs or credits that arose during the period but were not recognized as components of net periodic pension cost. The disclosures below relate to the application of FAS 158 to the ESBP, the NDBP, and the postretirement benefit plan discussed in note 10, “Employee Benefits,” under the caption “Other Postretirement Benefits.”

The incremental effect of applying FAS 158 on individual line items in the Company’s consolidated balance sheet for December 31, 2006 is as follows:

(amounts in thousands)	Prior to FAS 158	Adjustment	After FAS 158
Deferred income taxes	$5,102	$(112)	$4,990
Other assets	$2,653	$26	$2,679
Total assets	$111,803	$(86)	$111,717
Deferred compensation benefits	$8,503	$289	$8,792
Total liabilities	$49,797	$289	$50,086
Accumulated other comprehensive loss	$3,987	$151	$4,138
Total shareholders’ equity	$61,782	$(151)	$61,631

The amounts included in accumulated other comprehensive loss, net of tax, that have not yet been recognized as components of net periodic benefit cost as of December 31, 2006 are as follows:

(amounts in thousands)	ESBP	NDBP	Post- Retirement Plan	Total
Unrecognized actuarial (gain) loss	$1,325	$(26)	$71	$1,370
Unrecognized transition obligation	–	–	107	107
Unrecognized prior service cost	–	–	(1)	(1)
	$1,325	$(26)	$177	$1,476

The amounts included in accumulated other comprehensive loss, net of tax, that had not yet been recognized as a component of net periodic benefit cost as of December 31, 2005 was an unrecognized actuarial loss of $1,499,000 for the ESBP.

The amounts recognized in other comprehensive loss, net of tax, for 2006, 2005, and 2004 consists of a actuarial (gain) loss of $(174,000), $110,000, and $178,000, respectively for the ESBP.

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2007 are as follows:

	ESBP	NDBP	Post- Retirement Plan	Total
(amounts in thousands)
Unrecognized actuarial (gain) loss	$99	$(26)	$4	$77
Unrecognized transition obligation	–	–	29	29
Unrecognized prior service cost	–	–	0	0
	$99	$(26)	$33	$106

The Company also maintains a non-qualified defined-contribution deferred compensation plan for certain key executives. The Company contributions to this plan, if any, are based on annually defined financial performance objectives. There were $0.2 million in contributions to the plan in 2006 for amounts earned in 2005. There were no contributions to the plan in 2005 or 2004. The Company anticipates making contributions totaling approximately $0.4 million to this plan for amounts earned in 2006.

10. Employee Benefits

401(k) Profit-Sharing Retirement Plan

The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. Company contributions consist of cash, and may include the Company’s stock, were funded and charged to operations in the amounts of $2.4 million, $2.1 million, and $1.3 million for 2006, 2005, and 2004, respectively.

Other Retirement Plans

The Company maintains various other defined contribution retirement plans covering substantially all of the remaining European employees. Company contributions charged to operations were $0.2 million, $0.2 million, and $0.1 million in 2006, 2005, and 2004, respectively.

Other Postretirement Benefits

The Company provides limited healthcare and life insurance benefits to one current and nine retired employees and their spouses, totaling 16 participants, pursuant to contractual agreements.

Net periodic postretirement benefit cost for the years ended December 31, 2006, 2005, and 2004 is as follows:

Net Periodic Postretirement Benefit Cost	2006	2005	2004
(amounts in thousands)
Interest cost	$41	$37	$38
Amortization of transition amount	29	29	29
Amortization of actuarial loss	9	–	–
Net periodic postretirement benefit cost	$79	$66	$67

No adjustments were made to the 2005 net periodic postretirement benefit cost due to Medicare reform as the amounts were deemed to be insignificant.

The change in postretirement benefit obligation at December 31, 2006 and 2005 is as follows:

Change’s in Postretirement Benefit Obligation	2006	2005
(amounts in thousands)
Postretirement benefit obligation at beginning of year	$773	$666
Interest cost	41	37
Plan amendment	–	(2)
Benefits paid	(54)	(42)
Actuarial (gain) loss	(54)	114

Postretirement benefit obligation at end of year	706	773

Fair value of plan assets at end of year	–	–
Unfunded status	706	773
Unrecognized transition obligation	–	(205)
Plan amendment	–	2
Unrecognized loss	–	(178)
Accrued postretirement benefit obligation	$706	$392

Discount rate:
Benefit obligation	5.80%	5.60%
Net periodic postretirement benefit cost	5.60%	5.85%
Salary increase rate	–	–

Benefits paid to participants are funded by the Company as needed. Anticipated benefit payments for the postretirement medical plan are expected to be paid in future years as follows:

Year ending December 31,
(amounts in thousands)
2007	$59
2008	64
2009	68
2010	64
2011	56
2012-2016	278
$589

The rate of increase in healthcare costs is assumed to be 11% for medical, 6.5% for dental, and 10% for Medicare Part B in 2006, gradually declining to 5% by the year 2013 and remaining at that level thereafter. Increasing the assumed healthcare cost trend rate by one percentage point would increase the accrued postretirement benefit obligation by $52,300 at December 31, 2006, and the net periodic postretirement benefit cost by $3,000 for the year. A one-percentage-point decrease in the healthcare cost trend would decrease the accrued postretirement benefit obligation by $46,400 at December 31, 2006, and the net periodic postretirement benefit cost by $2,700 for the year.

11. Shareholders’ Equity

Employee Stock Purchase Plan

Under the Company’s First Employee Stock Purchase Plan (Plan), employees may apply up to 10% of their compensation to purchase the Company’s common stock. Shares are purchased at the closing market price on the business day preceding the date of purchase. As of December 31, 2006, approximately 149,000 shares remain unissued under the Plan, of the total of 11.5 million shares that had been authorized under the Plan. During 2006, 2005, and 2004, approximately 35,000, 39,000, and 41,000 shares, respectively, were purchased under the plan at an average price of $4.20, $3.66, and $3.92 per share, respectively.

Shareholder Rights Plan

The Board of Directors adopted a Shareholder Rights Plan in January 1989. Under the plan, one right was distributed for each share of common stock outstanding on January 27, 1989, and on each additional share of common stock issued after that date and prior to the date the rights become exercisable. The rights become exercisable when 20% or more of the Company’s outstanding common stock is acquired by a person or group, other than Company-provided employee benefit plans, and when an offer to acquire is made. Each right entitles the holder to purchase Series A preferred stock (which is essentially equivalent to common stock) at a 50% discount from the then-market price of the common stock or, in the event of a merger, consolidation, or sale of a major part of the Company’s assets, to purchase common stock of the acquiring company at a 50% discount from its then-market price. The Shareholder Rights Plan was amended in 1999 to provide that the rights expire in November 2008. The rights may be redeemed by the Company at a price of $.01 per right.

Stock Trusts

The Company maintains a Stock Employee Compensation Trust (SECT) to provide funding for existing employee stock plans and benefit programs. Shares are purchased by and released from the SECT by the trustee of the SECT at the request of the compensation committee of the Board of Directors. As of December 31, 2006, all shares remaining in the SECT were unallocated and, therefore, are not considered outstanding for purposes of calculating earnings per share.

SECT activity for the year’s ended December 31, 2006, 2005, and 2004 is as follows:

(amounts in thousands)	2006	2005	2004
Share balance at beginning of year	3,881	3,999	4,093
Shares purchased	–	–	–
Shares released:
Stock option plans	(185)	(79)	(53)
Employee Stock Purchase Plan	(35)	(39)	(41)
Restricted stock issuance	(97)	–	–

Share balance at end of year	3,564	3,881	3,999

During 1999, the Company created an Omnibus Stock Trust (OST) to provide funding for various employee benefit programs. During 1999, the OST purchased 59,000 shares for $1 million. Shares are released from the OST by the trustee at the request of the compensation committee of the Board of Directors. During 2006, 2005, and 2004, no shares were purchased or released by the OST.

Restricted Stock Plan

Under the Company’s Restricted Stock Plan, 800,000 shares of restricted stock may be granted to certain key employees. At December 31, 2006, there are no restricted stock grants outstanding under this plan, and there was no restricted stock activity under this plan in 2004, 2005, or 2006.

Preferred Stock

At December 31, 2006 and 2005, the Company has 2,500,000 shares of par value $0.01 preferred stock authorized for issuance, but none outstanding.

12. Stock Option Plans

On January 1, 2006, the Company adopted the provisions of FAS 123R, “Share-Based Payment” and related interpretations on a modified prospective basis, which required the Company to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. This FAS establishes standards for the accounting for transactions in which the Company exchanges its equity instruments for goods or services. The standard requires the Company to measure the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of the award. Currently, the Company issues stock options and restricted stock in exchange for employee and director services. With the adoption of the standard, the calculated cost of its equity-based compensation awards is recognized in the Company’s statement of operations over the period in which an employee or director is required to provide the services for the award. Compensation cost will not be recognized for employees or directors that do not render the requisite services. The Company recognizes the expense for equity-based compensation in its income statements on a straight-line basis based upon awards that are ultimately expected to vest. As part of the adoption of the standard, the Company is required to estimate forfeitures. These estimates will be revised, as applicable, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information related to stock-based compensation for periods prior to January 1, 2006 (see note 1, “Summary of Significant Accounting Policies” for “Stock-Based Employee Compensation”), the Company accounted for forfeitures as they occurred.

For the year ended December 31, 2006, the Company recognized compensation expense of $856,000 in its statement of operations as selling, general and administrative expenses. The tax benefit recorded for this compensation expense was $260,000, resulting in a net after tax cost to the Company of $596,000 for 2006. No compensation cost was recognized in the statement of operations for either 2005 or 2004 as the Company continued to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations, as all options granted by the Company had an exercise price that was equal to or greater than the underlying common stock at the date of grant.

As of December 31, 2006, the Company has two stock-based incentive plans. On April 26, 2000, the shareholders approved the Company’s Equity Award Plan (Equity Plan). Under the provisions of the plan, stock options, restricted stock, stock appreciation rights, and other awards may be granted or awarded to employees and directors of the Company. The compensation committee of the Board of Directors determines the nature, amount, pricing, and vesting of the grant or award. All options and awards remain in effect until the earlier of the expiration, exercise, or surrender date. For the most part, options generally become exercisable in three or four equal annual installments, beginning one year from the date of grant. In certain limited instances, options granted with market price conditions are expected to vest nine and one-half years from the date of grant. As of December 31, 2006, a total of 3,500,000 shares may be awarded under this plan, and 768,125 shares are available for grant as of that date.

On April 24, 1991, the shareholders approved the Company’s 1991 Employee Stock Option Plan (1991 Plan). Under the provisions of the plan, options may be granted to employees and directors of the Company. The option price for options granted under this plan is equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Incentive stock options generally become exercisable in four annual installments of 25% of the shares covered by the grant, beginning one year from the date of grant, and expire six years after becoming exercisable. Nonqualified stock options generally become exercisable in either four or five annual installments of 20 or 25% of the shares covered by the grant, beginning one year from the date of grant, and expire up to 15 years from the date of grant. All options remain in effect until the earlier of the expiration, exercise, or surrender date. There are no options available for grant under this plan as of December 31, 2006.

The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. The per-option weighted-average fair value on the date of grant of stock options granted in 2006, 2005, and 2004 was $2.17, $2.12, and $2.32, respectively. The fair value of the options at the date of grant was estimated using the following weighted-average assumptions:

	2006	2005	2004
Expected life (years)	4.0	3.4	3.8
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	5.0%	3.7%	2.8%
Expected volatility	55.2%	68.0%	78.4%

The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the option granted to estimate the expected volatility for the grants made in 2004, 2005 and 2006. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of paying dividends, and the expectation of paying dividends in the foreseeable future.

During 2006, the Company issued restricted stock to certain employees and its independent directors. For the employees, the stock vests over a period of four years, with 25% of the stock issued vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock is fully vested to the employee. The Company is recognizing compensation expense for these shares ratably over the expected term of the restricted stock, or four years. For the independent directors, the issued stock vests at retirement. As the directors are eligible for retirement from the Company’s board at any point, the Company recognized the expense associated with these shares on the date of grant. The restricted shares issued are considered outstanding, and are eligible to receive dividends, if any are paid, and can be voted. However, only vested shares of outstanding restricted stock are included in the calculation of basic earnings per share.

As of December 31, 2006, total remaining stock-based compensation expense for non-vested equity-based compensation is approximately $1.3 million, which is expected to be recognized on a weighted-average basis over the next 20 months. Historically, the Company has issued shares out of its Stock Employee Compensation Trust to fulfill the share requirements from stock option exercises and restricted stock grants.

A summary of stock option activity under these plans is as follows:

	Equity Plan Options	Weighted- Average Exercise Price	1991 Plan Options	Weighted- Average Exercise Price
Outstanding at December 31, 2003	1,985,250	$3.40	1,201,375	$14.14
Granted	944,500	$4.05	–	–
Exercised	(28,250)	$3.16	(24,750)	$2.87
Canceled and forfeited	(167,500)	$3.54	(190,000)	$16.25
Expired	–	–	(36,587)	$21.30
Outstanding at December 31, 2004	2,734,000	$3.62	950,038	$13.74
Granted	733,500	$4.18	–	–
Exercised	(69,500)	$2.89	(9,375)	$2.87
Canceled and forfeited	(173,250)	$3.71	(18,625)	$12.92
Expired	–	–	(53,074)	$20.94
Outstanding at December 31, 2005	3,224,750	$3.76	868,964	$13.43
Granted	473,000	$4.54	–	–
Exercised	(172,750)	$2.78	(12,000)	$2.88
Canceled and forfeited	(176,125)	$3.94	(27,000)	$17.87
Expired	–	–	(177,138)	$16.75
Outstanding at December 31, 2006	3,348,875	$3.91	652,826	$12.55
Options exercisable at December 31, 2006	2,450,875	$3.95	652,826	$12.55

For 2006, 2005 and 2004, the intrinsic value of the options exercised under the Equity Plan was approximately $279,000, $72,900 and $26,900, respectively, while the intrinsic value of the options exercised under the 1991 Plan for the same year’s was $19,800, $8,900 and $30,800, respectively.

A summary of restricted stock activity for the year-to-date period ended December 31, 2006 under the Equity Plan is as follows:

	Equity Plan Restricted Stock	Weighted-Average Market Value
Outstanding at December 31, 2005	–	–
Granted	97,500	$4.40
Canceled and forfeited	(2,000)	$4.65
Outstanding at December 31, 2006	95,500	$4.39

As of December 31, 2006, 60,000 shares of the outstanding restricted stock are vested.

A summary of options outstanding as of December 31, 2006 for the Equity and 1991 Plans is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Equity Plan
$1.40 - $1.96	180,000	$1.40	11.0	$603,000
$2.24 - $3.26	1,239,625	$3.08	9.0	$2,064,311
$3.48 - $4.90	1,469,250	$4.39	7.8	$573,630
$5.30 - $5.94	460,000	$5.56	8.0	–

	3,348,875			$3,240,941

1991 Plan
$2.88	96,750	$2.88	2.4	$181,406
$5.13 - $6.13	260,000	$5.93	6.1	–
$16.19 - $21.94	248,313	$19.57	2.1	–
$26.06 - $37.19	47,763	$31.58	3.1	–

	652,826			$181,406

A summary of options exercisable at December 31, 2006 for the Equity and 1991 Plans is as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Equity Plan
$1.40 - $1.96	180,000	$1.40	11.0	$603,000
$2.24 - $3.26	780,125	$3.08	8.9	$1,302,872
$3.48 - $4.90	1,030,750	$4.34	7.1	$478,480
$5.30 - $5.94	460,000	$5.56	8.0	–

	2,450,875			$2,384,352

1991 Plan
$2.88	96,750	$2.88	2.4	$181,406
$5.13 - $6.13	260,000	$5.93	6.1	–
$16.19 - $21.94	248,313	$19.57	2.1	–
$26.06 - $37.19	47,763	$31.58	3.1	–

	652,826			$181,406

The aggregate intrinsic values as calculated in the above charts are based upon the Company’s closing stock price on December 31, 2006 of $4.75 per share.

13. Significant Customer

International Business Machines (IBM) is the Company’s largest customer. IBM accounted for $115.4 million or 35.3%, $105.5 million or 35.8%, and $52.6 million or 22.2% of consolidated 2006, 2005, and 2004 revenue, respectively. The Company’s accounts receivable from IBM at December 31, 2006 and 2005 amounted to $10.9 million and $33.9 million, respectively. The Company expects to continue to derive a significant portion of its revenue from IBM in 2007 and in future years. However, a significant decline in revenue from IBM would have a significant negative effect on the Company’s revenue and profits. No other customer accounted for more than 10% of revenue in 2006, 2005, or 2004.

14. Litigation

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

15. Enterprise -Wide Disclosures

The Company operates in one industry segment, providing information technology (IT) professional services to its clients. The services provided include flexible and strategic staffing and the planning, design, implementation, and maintenance of comprehensive IT solutions. All of the Company’s revenue is generated from these services. CTG’s reportable information is based on geographical areas. The accounting policies of the individual geographical areas are the same as those described in note 1, “Summary of Significant Accounting Policies.” All information has been revised as applicable to reflect the results from continuing operations only and therefore exclude the results of CTG Nederland, B.V. which was sold with an effective date of January 1, 2004 (see note 3 – “Discontinued Operations”).

Financial Information About Geographic Areas
(amounts in thousands)	2006	2005	2004
Revenue from External Customers
United States	$265,386	$243,223	$191,648
Belgium	41,500	32,940	28,694
Other European countries	17,447	15,384	14,724
Other countries	2,920	2,918	2,056

Total revenue	$327,253	$294,465	$237,122

Long-lived Assets
United States	$5,102	$5,950	$5,309
Europe	816	666	766

Total long-lived assets	$5,918	$6,616	$6,075

Deferred Tax Assets, Net of Valuation Allowance
United States	$6,260	$6,274	$5,760
Europe	189	325	760
Other countries	21	161	–

Total deferred tax assets, net	$6,470	$6,760	$6,520

16. Quarterly Financial Data (Unaudited)

	Quarters
(amounts in millions, except per-share data)	First	Second	Third	Fourth	Total
2006
Revenue	$83,643	$85,765	$79,830	$78,015	$327,253
Direct costs	65,525	67,058	61,595	58,923	253,101
Gross profit	18,118	18,707	18,235	19,092	74,152
Selling, general, and administrative expenses	16,557	17,164	16,493	17,084	67,298
Operating income	1, 561	1,543	1,742	2,008	6,854
Interest and other expense, net	(322)	(149)	(143)	(91)	(705)
Income before income taxes	1,239	1,394	1,599	1,917	6,149
Provision for income taxes	452	586	767	849	2,654
Net income	$787	$808	$832	$1,068	$3,495

Basic net income per share	$0.05	$0.05	$0.05	$0.07	$0.21
Diluted net income per share	$0.05	$0.05	$0.05	$0.06	$0.21

	Quarters
(amounts in millions, except per-share data)	First	Second	Third	Fourth	Total
2005
Revenue	$68,683	$72,910	$74,805	$78,067	$294,465
Direct costs	52,170	56,505	57,920	60,068	226,663
Gross profit	16,513	16,405	16,885	17,999	67,802
Selling, general, and administrative expenses	15,585	15,247	15,452	16,593	62,877
Operating income	928	1,158	1,433	1,406	4,925
Interest and other expense, net	(222)	(372)	(362)	(415)	(1,371)
Income before income taxes	706	786	1,071	991	3,554
Provision for income taxes	222	163	431	315	1,131
Net income	$484	$623	$640	$676	$2,423

Basic net income per share	$0.03	$0.04	$0.04	$0.04	$0.14
Diluted net income per share	$0.03	$0.04	$0.04	$0.04	$0.14

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

(a) Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management did not identify any control deficiencies it considered to be material weaknesses under the rules specified by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, and therefore concluded that its internal control over financial reporting was effective as of December 31, 2006.

KPMG LLP, an independent registered public accounting firm, has issued a report on management’s assessment of the Company’s internal control over financial reporting, which is included herein.

(b) Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Computer Task Group, Incorporated:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A (a)), that Computer Task Group, Incorporated (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 7, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Buffalo, New York
March 7, 2007

(c) Changes in Internal Control Over Financial Reporting

The Company continues to review, revise and improve the effectiveness of the Company’s internal controls on a continuous basis. There have been no significant changes in the Company’s internal controls over financial reporting in connection with the Company’s fourth quarter evaluation that would materially affect, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in response to this item is incorporated herein by reference to the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors and Committees” in relation to the “Audit Committee” subsection, and “Corporate Governance and Website Information” in the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 9, 2007 (the Proxy Statement) to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year ended December 31, 2006, except insofar as information with respect to executive officers is presented in Part I, Item 1 hereof pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required in response to this item is incorporated herein by reference to the information under the caption “Executive Compensation and Other Information” presented in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required in response to this item is incorporated herein by reference to the information under the caption “Security Ownership of the Company’s Common Shares by Certain Beneficial Owners and by Management” presented in the Proxy Statement.

The following table sets forth, as of December 31, 2006, certain information related to the Company’s compensation plans under which shares of its Common Stock are authorized for issuance:

Equity Compensation Plan Information as of December 31, 2006

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders -
Equity Award Plan	3,348,875	$3.91	768,125
1991 Stock Option Plan	652,826	$12.55	–
Equity compensation plans not approved by security holders -
None	–	–	–

Total	4,001,701	$5.31	768,125

At December 31, 2006, the Company did not have any outstanding rights or warrants. All awards outstanding are options or restricted stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in response to this item is incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions” presented in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required in response to this item is incorporated herein by reference to the information under the caption “Change in Independent Public Accountants and Fees” presented in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(A) Index to Consolidated Financial Statements and Financial Statement Schedule

(B) Exhibits

      The Exhibits to this Form 10-K Annual Report are listed on the attached Exhibit Index appearing on pages 62 to 64.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Computer Task Group, Incorporated:

Under date of March 7, 2007, we reported on the consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Buffalo, New York
March 7, 2007

COMPUTER TASK GROUP, INCORPORATED

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at January 1	Additions		Deductions		Balance at December 31
2006
Accounts deducted from accounts receivable Allowance for doubtful accounts	$1,087	$306	(A)	$(527	) (A)	$866
Accounts deducted from deferred tax assets Deferred tax asset valuation allowance	$2,559	$387	(B)	$(178	) (B)	$2,768
Accounts deducted from other assets Reserves	$575	$–		$–		$575

2005
Accounts deducted from accounts receivable Allowance for doubtful accounts	$1,327	$179	(A)	$(419	) (A)	$1,087
Accounts deducted from deferred tax assets Deferred tax asset valuation allowance	$3,899	$195	(B)	$(1,535	) (B)	$2,559
Accounts deducted from other assets Reserves	$575	$–		$–		$575

2004
Accounts deducted from accounts receivable Allowance for doubtful accounts	$1,174	$374	(A)	$(221	) (A)	$1,327
Reserve for projects	$87	$39	(C)	$(126	) (C)	$–
Accounts deducted from deferred tax assets Deferred tax asset valuation allowance	$4,446	$402	(B)	$(949	) (B)	$3,899
Accounts deducted from other assets Reserves	$450	$125	(C)	$–		$575

(A)	Reflects additions charged principally to costs and expenses, less deductions for accounts written off or collected, and foreign currency translation

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
James R. Boldt,
Chairman and Chief Executive Officer

Dated: March 7, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

(i)	Principal Executive Officer	Chairman and Chief Executive Officer	March 7, 2007

/s/ James R. Boldt
James R. Boldt

(ii)	Principal Accounting and Principal Financial Officer	Chief Financial Officer	March 7, 2007

/s/ Brendan M. Harrington
Brendan M. Harrington

(iii)	Directors

	/s/ Thomas E Baker	Director	March 7, 2007
Thomas E. Baker

	/s/ George B. Beitzel	Director	March 7, 2007
George B. Beitzel

	/s/ James R. Boldt	Director	March 7, 2007
James R. Boldt

	/s/ Randall L. Clark	Director	March 7, 2007
Randall L. Clark

	/s/ Randolph A. Marks	Director	March 7, 2007
Randolph A. Marks

	/s/ John M. Palms	Director	March 7, 2007
John M. Palms

	/s/ Daniel J. Sullivan	Director	March 7, 2007
Daniel J. Sullivan

EXHIBIT INDEX

Exhibit		Description	Page Number or (Reference)

2.		Plan of acquisition, reorganization, arrangement, liquidation or succession	*

3.	(a)	Restated Certificate of Incorporation of Registrant	(1)

	(b)	Restated By-laws of Registrant	65

4	(a)	Specimen Common Stock Certificate	(2)

	(b)	Rights Agreement dated as of January 15, 1989, and amendment dated June 28, 1989, between Registrant and The First National Bank of Boston, as Rights Agent	(1)

	(c)	Form of Rights Certificate	73

9.		Voting Trust Agreement

10.	(a)	Non-Compete Agreement, dated as of March 1, 1984, between Registrant and Randolph A. Marks	77 +

	(b)	Stock Employee Compensation Trust Agreement, dated May 3, 1994, between Registrant and Thomas R. Beecher, Jr., as trustee	80 +

	(c)	Demand Grid Note, dated October 29, 1997, between Registrant and Computer Task Group, Incorporated Stock Employee Compensation Trust	94 +

	(d)	Pledge Agreement, between the Registrant and Thomas R. Beecher, Jr., as Trustee of the Computer Task Group, Incorporated Stock Employee Compensation Trust	96 +

	(e)	Stock Purchase Agreement, dated as of February 25, 1981, between Registrant and Randolph A. Marks	(3) +

*	None or requirement not applicable

+	Management contract or compensatory plan or arrangement

(1)	Filed as an Exhibit to the Registrant’s Form 8-A/A filed on January 13, 1999, and incorporated herein by reference

(2)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference

(3)	Filed as an Exhibit to the Registrant’s Registration Statement No. 2 - 71086 on Form S-7 filed on February 27, 1981, and incorporated herein by reference

EXHIBIT INDEX (Continued)

Exhibit		Description	Page Number or (Reference)

10.	(f)	Description of Disability Insurance and Health Arrangements for Executive Officers	(4) +

	(g)	2006 Key Employee Compensation Plans	(5) +

	(h)	Computer Task Group, Incorporated Non-Qualified Key Employee Deferred Compensation Plan	99 +

	(i)	1991 Restricted Stock Plan	(6) +

	(j)	Computer Task Group, Incorporated 2000 Equity Award Plan	(7) +

	(k)	Executive Supplemental Benefit Plan 1997 Restatement	(6) +

	(l)	First Amendment to the Computer Task Group, Incorporated Executive Supplemental Benefit Plan 1997 Restatement	(6) +

	(m)	Compensation Arrangements for the Named Executive Officers	111 +

	(n)	Change in Control Agreement, dated July 16, 2001, between the Registrant and James R. Boldt	(6) +

	(o)	Employment Agreement, dated July 16, 2001, between the Registrant and James R. Boldt	(6) +

	(p)	First Employee Stock Purchase Plan (Eighth Amendment and Restatement)	(8) +

	(q)	Loan Agreement By and Among Manufacturers and Traders Trust Company and Computer Task Group, Incorporated	(9)

	(4)	Filed as an Exhibit to Amendment No. 1 to Registration Statement No. 2-71086 on Form S-7 filed on March 24, 1981, and incorporated herein by reference

	(5)	Included in the Registrant’s definitive Proxy Statement dated April 2007 under the caption entitled “Annual Cash Incentive Compensation,” and incorporated herein by reference

	(6)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference

	(7)	Included in the Registrant’s definitive Proxy Statement dated April 2004 as Exhibit A, and incorporated herein by reference

	(8)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference

	(9)	Filed as an Exhibit to the Registrants Form 8-K on April 21, 2005, and incorporated herein by reference

EXHIBIT INDEX (Continued)

Exhibit		Description	Page Number or (Reference)

11.		Statement re: computation of per share earnings	*

12.		Statement re: computation of ratios	*

13.		Annual Report to Shareholders	*

14.		Code of Ethics	(10)

16.		Letter re: change in certifying accountant	*

18.		Letter re: change in accounting principles	112

21.		Subsidiaries of the Registrant	113

22.		Published report regarding matters submitted to a vote of security holders	*

23.		Consent of experts and counsel	114

24.		Power of Attorney	*

31.	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	115

	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	116

32.		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	117

33.		Report on assessment of compliance with servicing criteria for asset backed securities	*

34.		Attestation report on assessment of compliance with servicing criteria for asset backed securities	*

35.		Service compliance statement	*

	(10)	Included in the Registrant’s definitive Proxy Statement dated April 2007 under the caption entitled “Corporate Governance and Website Information,” and incorporated herein by reference