Form 10-Q
period 2007-03-30
COMPUTER TASK GROUP INC
filed 2007-05-08
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-9410

COMPUTER TASK GROUP, INCORPORATED

(Exact name of Registrant as specified in its charter)

New York	16-0912632
(State of incorporation)	(IRS Employer Identification No.)

800 Delaware Avenue, Buffalo, New York	14209
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of each class	Shares outstanding at April 27, 2007
Common stock, par value $.01 per share	19,916,494

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
	March 30, 2007	March 31, 2006
	(amounts in thousands, except per share data)
Revenue	$80,016	$83,643
Direct costs	62,586	65,525
Selling, general and administrative expenses	16,150	16,557

Operating income	1,280	1,561
Gain on investments	620	—
Interest and other income	69	50
Interest and other expense	(175)	(372)

Income before income taxes	1,794	1,239
Provision for income taxes	672	452

Net income	$1,122	$787

Net income per share:
Basic	$0.07	$0.05

Diluted	$0.07	$0.05

Weighted average shares outstanding:
Basic	16,368	16,549
Diluted	16,840	16,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(Unaudited)

	March 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$5,004	$4,758
Accounts receivable, net of allowances of $843 and $866 in 2007 and 2006, respectively	55,708	52,544
Prepaid and other	2,861	2,704
Deferred income taxes	1,478	1,185
Investments	—	813

Total current assets	65,051	62,004
Property and equipment, net of accumulated depreciation of $27,289 and $26,685 in 2007 and 2006, respectively	5,809	5,918
Goodwill	35,678	35,678
Deferred income taxes	5,006	4,990
Other assets	2,536	2,679
Investments	755	448

Total assets	$114,835	$111,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,236	$9,561
Accrued compensation	24,513	23,162
Advance billings on contracts	1,707	2,047
Other current liabilities	4,583	5,125
Income taxes payable	920	455

Total current liabilities	39,959	40,350
Long-term debt	2,600	—
Deferred compensation benefits	8,809	8,792
Other long-term liabilities	940	944

Total liabilities	52,308	50,086

Shareholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	111,606	111,458
Retained earnings	46,357	45,235
Less: Treasury stock of 7,069,976 and 7,019,643 shares at cost, respectively	(35,238)	(35,005)
Stock Trusts of 3,596,565 and 3,622,560 shares at cost, respectively	(56,078)	(56,189)
Accumulated other comprehensive loss	(4,390)	(4,138)

Total shareholders’ equity	62,527	61,631

Total liabilities and shareholders’ equity	$114,835	$111,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
	March 30, 2007	March 31, 2006
	(amounts in thousands)
Cash flows from operating activities:
Net income	$1,122	$787
Adjustments:
Depreciation expense	622	647
Equity-based compensation expense	151	120
Deferred income taxes	(85)	(9)
Loss on sales of property and equipment	—	2
Deferred compensation	50	64
Gain on investments	(620)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,030)	19,049
Increase in prepaid and other	(147)	(495)
Decrease in other assets	153	150
Increase in investments	(294)	—
Increase (decrease) in accounts payable	(768)	661
Increase in accrued compensation	1,293	4,373
Increase in income taxes payable	462	217
Increase (decrease) in advance billings on contracts	(341)	348
Increase (decrease) in other current liabilities	(557)	50
Decrease in other long-term liabilities	(4)	(401)

Net cash provided by (used in) operating activities	(1,993)	25,563

Cash flows from investing activities:
Additions to property and equipment	(505)	(539)
Proceeds from sales of investments	809	—
Proceeds from sales of property and equipment	—	4

Net cash provided by (used in) investing activities	304	(535)

Cash flows from financing activities:
Proceeds from (payments on) long-term revolving debt, net	2,600	(22,155)
Change in cash overdraft, net	(588)	(2,180)
Proceeds from Employee Stock Purchase Plan	30	37
Purchase of stock for treasury	(233)	(342)
Excess tax benefits from equity-based compensation	5	1
Proceeds from other stock plans	73	47

Net cash provided by (used in) financing activities	1,887	(24,592)

Effect of exchange rate changes on cash and cash equivalents	48	44

Net increase in cash and cash equivalents	246	480
Cash and cash equivalents at beginning of quarter	4,758	2,248

Cash and cash equivalents at end of quarter	$5,004	$2,728

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

The Company operates in one industry segment, providing Information Technology (IT) services to its clients. These services include IT Staffing and IT Solutions. CTG provides these primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. During the 2007 first quarter, the Company has experienced a slight increase in demand for its strategic staffing business. Accordingly, as a result of this slight increase in demand, offset by the reduction in the 2006 third quarter of the staffing headcount from a significant client, the mix of the Company’s staffing/solutions revenue remained at 69%/31% for both the quarter’s ended March 30, 2007 and December 31, 2006, but decreased from 73%/27% when compared to the 2006 first quarter.

The Company promotes a significant portion of its services through three vertical market focus areas: Technology Service Providers, Healthcare (which includes services provided to health care providers, health insurers, and life sciences companies) and Financial Services. The Company focuses on these three vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The vertical areas of Technology Service Providers, Healthcare, and Financial Services totaled 37%, 26%, and 11% of total consolidated revenue in the 2007 first quarter as compared to 43%, 22%, and 9% of total consolidated revenue in the 2006 first quarter. Outside of these three vertical focus areas, the Company provides its services to customers in general industries, which totaled 26% of total consolidated revenue in both the 2007 and 2006 first quarter.

3. Investments

The Company sold a security during the 2007 first quarter, recording a gain of approximately $0.6 million on the sale in its condensed consolidated statement of income. At March 30, 2007, the Company’s remaining investments consist of assets in the Computer Task Group, Incorporated Non-Qualified Key Employee Deferred Compensation Plan.

4. Net Income Per Share

Basic and diluted earnings per share for the quarters ended March 30, 2007 and March 31, 2006 is as follows:

	Quarter Ended
	March 30, 2007	March 31, 2006
	(amounts in thousands, except per share data)
Weighted-average number of shares outstanding during period	16,368	16,549
Common Stock equivalents—
Incremental shares for stock options and unvested restricted stock	472	282

Number of shares on which diluted earnings per share is based	16,840	16,831

Net income	$1,122	$787

Net income per share:
Basic	$0.07	$0.05

Diluted	$0.07	$0.05

Certain options representing 1.6 million and 2.2 million shares of common stock were outstanding at March 30, 2007 and March 31, 2006, respectively, but were not included in the computation of diluted earnings per share, as the options’ exercise price was greater than the average market price of the Company’s common shares.

5. Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at March 30, 2007 and December 31, 2006 are as follows:

	March 30, 2007	December 31, 2006
	(amounts in thousands)
Foreign currency adjustment	$(2,934)	$(3,038)
Pension loss adjustment, net of tax of $938 in 2007 and $950 in 2006	(1,456)	(1,476)
Unrealized gain on investments, net of tax of $239 in 2006	—	376

	$(4,390)	$(4,138)

Total comprehensive income for the quarters ended March 30, 2007 and March 31, 2006 is as follows:

	Quarter Ended
	March 30, 2007	March 31, 2006
	(amounts in thousands)
Net income	$1,122	$787
Realized gain on investments, net of tax	(376)	—
Unrealized loss on investments, net of tax	—	(14)
Foreign currency	104	121
Pension loss	20	—

Comprehensive income	$870	$894

6. Income Taxes

The effective tax rate (ETR) resulting from the provision for income taxes was 37.5% in the 2007 first quarter as compared to 36.5% in the first quarter of 2006. The ETR is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The ETR in 2007 was primarily affected by a reversal of a valuation allowance of approximately $55,000 previously offsetting state deferred tax net operating loss carryforwards. Without the reversal of this valuation allowance, the ETR in the 2007 first quarter would have been approximately 40.6%. The ETR in 2006 of 36.5% was primarily affected by a reversal of a valuation allowance of approximately $62,000 also previously offsetting state deferred tax net operating loss carryforwards. Without the reversal of this valuation allowance, the ETR in the 2006 first quarter would have been approximately 41.4%.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (Interpretation 48) on January 1, 2007. Upon implementation of Interpretation 48, the Company was not required to recognize any increase in its liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for tax years prior to 2002.

The total amount of unrecognized tax benefits as of the adoption of Interpretation 48 was approximately $274,000. Included in this amount is approximately $218,000 of gross unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate. No significant increase or decrease in the total amount of unrecognized tax benefits is expected within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. As of the date of adoption, the Company had accrued approximately $15,000 in interest and penalties, as applicable. At March 30, 2007, the Company had approximately $19,000 (less the associated tax benefit) accrued for the payment of interest and penalties, as applicable.

7. Deferred Compensation and Other Benefits

Deferred Compensation Benefits

The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (ESBP) that provides one current and certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The plan was amended as of November 30, 1994, to freeze benefits for participants at that time.

Net periodic pension cost for the quarters ended March 30, 2007 and March 31, 2006 for the ESBP is as follows:

Net Periodic Pension Cost – ESBP	March 30, 2007	March 31, 2006
	(amounts in thousands)
Interest cost	$122	$123
Amortization of unrecognized net loss	25	29

Net periodic pension cost	$147	$152

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan in 2007 and future years to fund the ESBP.

The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (NDBP) when the Company disposed of its subsidiary CTG Nederland B.V. Benefits paid are a function of a percentage of career average pay. The Plan was curtailed for additional contributions in January 2003.

Net periodic pension benefit for the quarters ended March 30, 2007 and March 31, 2006 for the NDBP is as follows:

Net Periodic Pension Cost (Benefit) - NDBP	March 30, 2007	March 31, 2006
	(amounts in thousands)
Interest cost	$66	$59
Expected return on plan assets	(84)	(71)
Amortization of actuarial gain	(4)	—

Net periodic pension benefit	$(22)	$(12)

The Company does not anticipate making contributions to fund the NDBP in 2007 or future years as the NDBP is currently over-funded.

401(k) Profit-Sharing Retirement Plan

The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. Company contributions consist of cash and may include the Company’s stock, were funded and charged to operations in the amount of $0.6 million and $ 0.7 million for the quarters ended March 30, 2007 and March 31, 2006, respectively.

Other Retirement Plans

The Company maintains various defined contribution retirement plans covering substantially all of its European employees. Company contributions charged to operations were less than $0.1 million in each of the quarters ended March 30, 2007 and March 31, 2006.

Other Postretirement Benefits

The Company provides limited healthcare and life insurance benefits to one current and ten retired employees and their spouses, totaling 16 participants, pursuant to contractual agreements.

Net periodic postretirement benefit cost for the quarters ended March 30, 2007 and March 31, 2006 is as follows:

Net Periodic Postretirement Benefit Cost	March 30, 2007	March 31, 2006
	(amounts in thousands)
Interest cost	$10	$10
Amortization of transition amount	7	7
Amortization of actuarial loss	1	2

Net periodic postretirement benefit cost	$18	$19

No adjustments were made to the net periodic postretirement benefit cost indicated above due to Medicare reform as the amounts were deemed to be insignificant. The Company does not anticipate making contributions to fund the plan in 2007 or future years.

8. Stock-Based Employee Compensation

For the quarters ended March 30, 2007 and March 31, 2006, the Company recognized stock-based compensation expense of $151,000 and $120,000, respectively, in its statements of income as selling, general and administrative expense. The tax benefit recorded in these quarters was $51,000 and $30,000, respectively, resulting in a net after tax cost to the Company of $100,000 in the 2007 first quarter and $90,000 in the 2006 first quarter. As of March 30, 2007, total remaining stock-based compensation expense for non-vested stock options is approximately $1.0 million, which is expected to be recognized on a weighted-average basis over the next 20 months.

As of March 30, 2007, the Company has two stock-based incentive plans. These are the Equity Award Plan (Equity Plan) and the 1991 Employee Stock Option Plan. As of March 30, 2007, a total of 3,500,000 shares have been authorized for awards under the Equity plan, and 798,875 shares are available for grant as of that date. There are no options available for grant under the 1991 Plan as of March 30, 2007. There were no grants of stock options (or any other equity-based compensation) in the first quarter of 2006 or 2007.

9. Treasury Stock

During the 2007 first quarter, the Company used approximately $0.2 million to purchase approximately 50,000 shares of its stock for treasury. During the 2007 first quarter, the Company’s board of directors authorized an addition of 1 million shares to the existing shares remaining in the Company’s buyback program. At March 30, 2007, a total of approximately 1.3 million shares are authorized for future purchases.

10. Significant Customer

In the 2007 first quarter, IBM was the Company’s largest customer, accounting for $25.0 million or 31.2% of consolidated revenue as compared to $31.6 million or 37.8% of first quarter 2006 revenue. No other customer accounted for more than 10% of the Company’s revenue in either the first quarter of 2006 or 2007. The Company’s accounts receivable from IBM at March 30, 2007 and March 31, 2006 amounted to $12.7 million and $14.9 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended March 30, 2007

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry conditions, including fluctuations in demand for IT services, (ii) the availability to us of qualified professional staff, (iii) domestic and foreign industry competition, (iv) rate and wage inflation or deflation, (v) risks associated with operating in foreign jurisdictions, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the IT solutions and staffing industry, taxes and the Company’s operations in particular, (vii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (viii) consolidation among the Company’s competitors or customers, (ix) the partial or complete loss of the revenue the Company generates from IBM, and (x) the risks described in Item 1A of the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) and from time to time in the Company’s other reports filed with the SEC.

Industry Trends

The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve. The pace of technology change and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been strong. We have responded to these challenging business conditions by focusing on two main services, which are providing strategic staffing and IT solutions to our clients. During the 2007 first quarter, the Company has experienced a slight increase in demand for its strategic staffing business. Accordingly, as a result of this slight increase in demand, offset by the reduction in the 2006 third quarter of the staffing headcount from a significant client, the mix of the Company’s staffing/solutions revenue remained at 69%/31% for both the quarter’s ended March 30, 2007 and December 31, 2006, but decreased from 73%/27% when compared to the 2006 first quarter.

We have in turn promoted a majority of our services through three vertical market focus areas, which are technology service providers, healthcare (which includes services provided to health care providers, health insurers, and life sciences companies), and financial services. Revenues from these three vertical areas totaled approximately 37%, 26%, and 11% of total consolidated revenue in the 2007 first quarter as compared to 43%, 22%, and 9% of total consolidated revenue in the 2006 first quarter. Outside of these three vertical market focus areas, the Company provides its services to customers in general industries, which totaled 26% of total consolidated revenue in both the 2007 and 2006 first quarter. We have also closely monitored and managed the utilization of our billable personnel, and actively managed our selling, general and administrative costs as a percentage of revenue.

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

Revenue and Cost Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectibility of the amounts due is reasonably assured. For time-and-material contracts revenue is recognized as hours are incurred and costs are expended. Revenue from time-and-material projects totaled approximately 88% and 91% of first quarter 2007 and 2006 consolidated revenue, respectively.

For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue from such projects totaled approximately 8% and 6% of first quarter 2007 and 2006 consolidated revenue, respectively.

Revenue for fixed price contracts is recognized as per the proportional method of accounting using an input-based approach whereby salary and indirect labor costs incurred are measured and compared to the total estimate of costs at completion for a project. Revenue is recognized based upon the percent complete calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed price projects that include significant amounts of material or other non-labor related costs which could distort the percent complete within a percentage complete calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our past experience on similar projects, and includes management judgments and estimates which affect the amount of revenue recognized on fixed price contracts in any accounting period. Revenue from fixed-price contracts accounted for under the percentage-of-completion method totaled approximately 4% and 3% of first quarter 2007 and 2006 consolidated revenue, respectively.

Results of Operations

The table below sets forth data as contained on the condensed consolidated statements of income, with the percentage information calculated as a percentage of consolidated revenues.

Quarter ended: (amounts in thousands)	March 30, 2007		March 31, 2006
Revenue	100.0%	$80,016	100.0%	$83,643
Direct costs	78.2%	62,586	78.3%	65,525
Selling, general, and administrative expenses	20.2%	16,150	19.8%	16,557

Operating income	1.6%	1,280	1.9%	1,561
Interest and other income (expense), net	0.6%	514	(0.4)%	(322)

Income before income taxes	2.2%	1,794	1.5%	1,239
Provision for income taxes	0.8%	672	0.6%	452

Net income	1.4%	$1,122	0.9%	$787

In the 2007 first quarter, the Company recorded revenue of $80.0 million, a decrease of 4.3% compared to revenue of $83.6 million recorded in the 2006 first quarter. Revenue from the Company’s North American operations totaled $62.7 million in the 2007 first quarter, a decrease of 9.7% when compared to revenue in the 2006 first quarter of $69.4 million. Revenue from the Company’s European operations in the 2007 first quarter totaled $17.3 million, an increase of 21.8% when compared to revenue in the 2006 first quarter of $14.2 million. The European revenue represented 21.6% and 17.0% of 2007 and 2006 consolidated revenue, respectively. The Company’s revenue includes reimbursable expenses billed to customers. These expenses totaled $2.1 million and $2.4 million in the 2007 and 2006 first quarters, respectively.

In North America, the revenue decrease in 2007 from 2006 is primarily the result of the reduction in demand from IBM that occured in the 2006 third quarter. This headcount decrease resulted in a decrease in year-over-year revenue for the 2007 first quarter as compared to the 2006 first quarter for this significant customer of approximately $6.7 million.

The significant increase in revenue in the Company’s European operations was primarily due to the addition of billable staff in 2007 as compared to 2006 as demand for the Company’s offerings remains strong. Adding to the increase in year-over-year revenue was the strength of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. Had there been no change in these exchange rates from the 2006 first quarter to the 2007 first quarter, total European revenue would have been approximately $1.5 million lower, or $15.8 million as compared to the $17.3 million reported.

In the 2007 first quarter, IBM was the Company’s largest customer, accounting for $25.0 million or 31.2% of consolidated revenue as compared to $31.6 million or 37.8% of 2006 first quarter revenue. During 2004, the Company signed an addendum to the Technical Services Agreement it has with IBM making it a predominant supplier to IBM’s Systems and Technology Group which drove a large portion of the increase in the demand for the Company’s staffing services during the first half of 2006. This addendum has an expiration date of December 31, 2008. We expect to continue to derive a significant portion of our revenue from IBM throughout the remainder of 2007 and in future years. However, a significant decline or the loss of the revenue from IBM, as occurred in the 2006 third quarter, would have a significant negative effect on our operating results. No other customer accounted for more than 10% of the Company’s revenue in either the 2006 or 2007 first quarter.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 78.2% of revenue in the 2007 first quarter as compared to 78.3% of revenue in the 2006 first quarter. The slight decrease in direct costs as a percentage of revenue in 2007 as compared to 2006 is primarily due to an increase in the amount of solutions business in the Company’s sales mix in the 2007 first quarter, offset by a higher amount of non-billable time for technical consultants in 2007.

Selling, general and administrative (SG&A) expenses were 20.2% of revenue in the 2007 first quarter as compared to 19.8% of revenue in the 2006 first quarter. The increase in SG&A expense as a percentage of revenue reflects the Company making investments in 2007, primarily in its healthcare business, to invest in new offerings, sales territories, and additional sales staff.

Operating income was 1.6% of revenue in the 2007 first quarter as compared to 1.9% of revenue in the 2006 first quarter. Operating income from North American operations was $0.5 million and $0.6 million in the 2007 and 2006 first quarter, respectively, while European operations recorded operating income of $0.8 million and $1.0, respectively, in such periods.

Interest and other income (expense), net was 0.6% of revenue in the 2007 first quarter and (0.4) % in the 2006 first quarter. During the 2007 first quarter, the Company sold an investment it owned resulting in a gain of approximately $0.6 million. Also, there was less interest expense as a percentage of revenue in 2007 as compared to 2006 as the Company entered into an advance payment program with a significant customer in 2006 that affected only a portion of the 2006 first quarter. As a result of entering the program, the Company’s average outstanding debt in the 2007 first quarter was $4.4 million as compared to $13.8 million during the 2006 first quarter.

The effective tax rate (ETR) resulting from the provision for income taxes was 37.5% in the 2007 first quarter as compared to 36.5% in the 2006 first quarter. The ETR is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The ETR in 2007 was primarily affected by a reversal of a valuation allowance of approximately $55,000 previously offsetting state deferred tax net operating loss carryforwards. Without the reversal of this valuation allowance, the ETR in the 2007 first quarter would have been approximately 40.6%. The ETR in 2006 of 36.5% was primarily affected by a reversal of a valuation allowance of approximately $62,000 also previously offsetting state deferred tax net operating loss carryforwards. Without the reversal of this valuation allowance, the ETR in the 2006 first quarter would have been approximately 41.4%.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (Interpretation 48) on January 1, 2007. Upon implementation of Interpretation 48, the Company was not required to recognize any increase in its liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for tax years prior to 2002.

The total amount of unrecognized tax benefits as of the adoption of Interpretation 48 was approximately $274,000. Included in this amount is approximately $218,000 of gross unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate. No significant increase or decrease in the total amount of unrecognized tax benefits is expected within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. As of the date of adoption, the Company had accrued approximately $15,000 in interest and penalties, as applicable. At March 30, 2007, the Company had approximately $19,000 (less the associated tax benefit) accrued for the payment of interest and penalties, as applicable.

Net income for the 2007 first quarter was 1.4% of revenue or $0.07 per diluted share, compared to net income of 0.9% of revenue or $0.05 per diluted share in the 2006 first quarter. Diluted earnings per share were calculated using 16.8 million weighted-average equivalent shares outstanding in both the 2007 and 2006 first quarters. Weighted-average equivalent shares outstanding did not change from 2006 to 2007 as the affect of the Company purchasing stock over the past year was offset by a larger dilutive effect of outstanding, in-the-money stock options.

Accounting Standards Pronouncements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” This FAS defines fair value, provides guidance for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This FAS will be effective for the Company for the fiscal year beginning January 1, 2008. Although the Company is currently evaluating the effect that the adoption this FAS will have on its financial condition or results of operations, it does not believe the impact, if any, will be material.

In February 2007, the FASB issues FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This FAS allows an entity to elect to measure financial instruments and certain other items at fair value that are currently not being measure at fair value. This FAS will be effective for the Company for the fiscal year beginning January 1, 2008. Although the Company is currently evaluating the effect that the adoption this FAS will have on its financial condition or results of operations, it does not believe the impact, if any, will be material.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company’s significant accounting policies, along with the underlying assumptions and judgments made by the Company’s management in their application, have a significant impact on the Company’s condensed consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s most critical accounting policies are those related to goodwill valuation, income taxes, specifically relating to deferred taxes and valuation allowances, and the discount rates and expected return on plan assets, as applicable, used to calculate the Company’s pension obligations.

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

As of October 27, 2006 and January 1, 2006 (effective valuation date of December 31), with the assistance of an outside third party valuation expert, the Company completed its annual valuation of the business unit to which the Company’s goodwill relates. These valuations indicated that the estimated fair value of the business unit exceeded the carrying value of this unit in each period. Additionally, there are no facts or circumstances that arose during the 2007 or 2006 first quarter that led management to believe the goodwill was impaired. Accordingly, the Company believes no impairment was required to be recorded in its condensed consolidated financial results. Changes in business conditions which could impact future valuations however, could lead to impairment charges.

Income Taxes – Deferred Taxes and Valuation Allowances – At March 30, 2007, the Company had a total of approximately $6.5 million of current and non-current net deferred tax assets recorded on its balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At March 30, 2007, the Company has deferred tax assets recorded resulting from net operating losses. This includes assets resulting from net operating losses in various states totaling approximately $0.4 million, in The Netherlands of approximately $2.4 million, and approximately $0.2 million in various other countries. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at March 30, 2007, the Company has offset a portion of these assets with a valuation allowance totaling $2.7 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.3 million.

During the 2007 first quarter, the valuation allowance was reduced due to the anticipated additional utilization of approximately $55,000 of the net operating losses in various states due to a change in estimate.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any additional change in the valuation allowance in the future could result in a change in the Company’s ETR. The total reduction in the valuation allowance of approximately $55,000 for the net operating losses in various states reduced the ETR by approximately 3%. An additional 1% decrease in the ETR would have equaled approximately $18,000 of additional net income in the 2007 first quarter.

Defined Benefit Pension Plans – Discount Rates and Expected Return on Plan Assets – The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (ESBP) that provides one current and certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The plan was amended as of November 30, 1994, to freeze benefits for participants at that time. The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V., in the first quarter of 2004. Benefits paid under the NDBP are a function of a percentage of career average pay. The NDBP was curtailed for additional contributions in January 2003.

For the ESBP, the discount rate used in 2006 to calculate the benefit obligation was 5.8%, which is reflective of a series of bonds that are included in the Moody’s Aa long-term corporate bond yield. The Company selected this rate as it anticipates making payments to participants under the ESBP for 20-30 years in the future, and this rate is reflective of specific bonds within the Moody’s Aa index that cover that time period. For 2007, the Company anticipates using the same methodology to determine the value for the discount rate to calculate the plan’s benefit obligation. For the 2007 first quarter, the Company made payments totaling approximately $0.2 million to participants. There is no salary increase rate assumption for the plan as it is frozen for additional benefits, and the plan is deemed to be unfunded as the Company has not specifically set aside assets to be used to discharge the deferred compensation benefit liability. Payments to participants under the ESBP are funded by the Company as needed.

For the NDBP, the discount rate used in 2006 to calculate the benefit obligation was 4.6%, which is reflective of the current return on long-term corporate bonds that have a remaining life of greater than 10 years which corresponds to the remaining average life of the plan. For 2007, the Company anticipates using the same methodology to determine the value for the discount rate to calculate the plan’s benefit obligation. There is no salary increase rate assumption for the plan as it is frozen for additional benefits. The expected return on plan assets for 2006 was approximately $0.3 million. The assets in the NDBP are 20% invested in the Aegon World Equity Fund. This fund invests in global equities, with a small portion of the fund in new or emerging economies. The remaining 80% of the assets are invested as determined by Aegon with no direction from the Company, with a guaranteed minimum return to the Company of 4%. The Company does not anticipate changing these allocation percentages going forward. The expected return on plan assets for 2006 was a function of the average historical return of 4.5% on the 80% of the funds invested by Aegon, and an estimated return of 9% on the 20% of the funds invested in the Aegon Equity Fund. The three year return to the Company on the Aegon Equity Fund was approximately 14.8%.

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

Financial Condition and Liquidity

Cash used in operating activities was $2.0 million in the 2007 first quarter. Net income totaled $1.1 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation expense, deferred compensation and a gain on investments totaled $0.1 million. During the quarter, the Company used $0.3 million for the purchase of investments for the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. Accounts receivable balances increased $3.0 million as compared to December 31, 2006. Day’s sales outstanding were 62 days at March 30, 2007 as compared to 63 days at December 31, 2006. Accounts payable decreased $0.8 million primarily due to the timing of certain payments near quarter-end. Accrued compensation increased $1.3 million in 2007 due to the timing of the U.S. bi-weekly payroll. Income taxes payable primarily increased $0.5 million due to a higher level of income in 2007 as compared to the prior period. Other current liabilities decreased $0.6 million due to the timing of certain payments during the 2007 first quarter.

Investing activities provided $0.3 million in the 2007 first quarter, which primarily represented the additions to property and equipment of $0.5 million offset by the proceeds from the sales of investments of $0.8 million. The Company has no significant commitments for the purchase of property or equipment at March 30, 2007.

Financing activities provided $1.9 million of cash in the 2007 first quarter. During 2007, net proceeds under the Company’s revolving credit lines totaled $2.6 million. The Company is required to meet certain financial covenants in order to maintain borrowings under the agreement, pay dividends, and make acquisitions. The Company was in compliance with these covenants at March 30, 2007. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. Daily average borrowings for the 2007 first quarter were $4.4 million.

During the 2007 first quarter, the Company used approximately $0.2 million to purchase approximately 50,000 shares of its stock for treasury. During the 2007 first quarter, the Company’s board of directors authorized an addition of 1 million shares to the existing shares remaining in the Company’s buyback program. At March 30, 2007, a total of approximately 1.3 million shares are authorized for future purchases.

At March 30, 2007, consolidated shareholders’ equity totaled $62.5 million, an increase of $0.9 million from the December 31, 2006 total of $61.6 million. The increase is primarily due to net income of $1.1 million offset by the $0.2 spent to purchase approximately 50,000 shares of the Company’s stock for treasury.

The Company believes existing internally available funds, cash potentially generated from operations, and available borrowings under the Company’s revolving line of credit totaling approximately $32.0 million at March 30, 2007, will be sufficient to meet foreseeable working capital, capital expenditure, and stock repurchase requirements, and to allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in either the 2006 or 2007 first quarter.

Contractual Obligations

There have been no significant additional contractual obligations entered into by the Company during the 2007 first quarter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations.

At March 30, 2007, there was a total of $2.6 million outstanding under the Company’s revolving credit agreement. Daily average borrowings for the 2007 first quarter were $4.4 million. Accordingly, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $44,000.

For the 2007 first quarter as compared to the 2006 first quarter, there was a strengthening of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. Had there been no change in these exchange rates from the 2006 first quarter to the 2007 first quarter, total European revenue would have been approximately $1.5 million lower, or $15.8 million as compared to the $17.3 million reported. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

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

Changes in Internal Control over Financial Reporting

The Company continues to review, revise and improve the effectiveness of the Company’s internal controls on a continuous basis. There have been no significant changes in the Company’s internal controls over financial reporting in connection with the Company’s 2007 first quarter evaluation that would materially affect, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuers Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1 - January 31	13,173	$4.81	13,173	328,056
February 1 - February 28	3,100	$4.63	3,100	1,324,956	*
March 1 - March 30	34,060	$4.55	34,060	1,290,896

Total	50,333	$4.62	50,333

*	During February 2007, the Company announced an addition of 1.0 million shares to the Company’s existing repurchase authorization that was remaining from May 2005. The Company’s share repurchase programs do not have an expiration date, nor were there any share repurchase programs terminated during the 2007 first quarter.

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Page
31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	20

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	22

* * * * * * *

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By:	/s/ Brendan M. Harrington
Brendan M. Harrington
Title:	Chief Financial Officer

Date: May 8, 2007