Form 10-Q
period 2007-06-29
COMPUTER TASK GROUP INC
filed 2007-08-07
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of each class	Shares outstanding at August 1, 2007
Common stock, par value $.01 per share	19,739,501

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(amounts in thousands, except per share data)
Revenue	$80,140	$85,765	$160,156	$169,408
Direct costs	62,173	67,058	124,759	132,583
Selling, general and administrative expenses	16,206	17,164	32,356	33,721

Operating income	1,761	1,543	3,041	3,104
Gain on investments	24	—	644	—
Interest and other income	59	45	128	95
Interest and other expense	(210)	(194)	(385)	(566)

Income before income taxes	1,634	1,394	3,428	2,633
Provision for income taxes	635	586	1,307	1,038
Net income	$999	$808	$2,121	$1,595

Net income per share:
Basic	$0.06	$0.05	$0.13	$0.10

Diluted	$0.06	$0.05	$0.13	$0.09

Weighted average shares outstanding:
Basic	16,309	16,446	16,338	16,497
Diluted	16,758	16,843	16,798	16,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(Unaudited)

	June 29, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$3,260	$4,758
Accounts receivable, net of allowances of $718 and $866 in 2007 and 2006, respectively	56,541	52,544
Prepaids and other	2,718	2,704
Deferred income taxes	1,406	1,185
Investments	—	813

Total current assets	63,925	62,004
Property and equipment, net of accumulated depreciation of $27,899 and $26,685 in 2007 and 2006, respectively	5,622	5,918
Goodwill	35,678	35,678
Deferred income taxes	5,131	4,990
Other assets	2,556	2,679
Investments	779	448

Total assets	$113,691	$111,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,542	$9,561
Accrued compensation	20,475	23,162
Current portion of revolving debt	5,030	—
Advance billings on contracts	1,057	2,047
Other current liabilities	4,015	5,125
Income taxes payable	1,421	455

Total current liabilities	40,540	40,350

Deferred compensation benefits	8,845	8,792
Other long-term liabilities	909	944

Total liabilities	50,294	50,086

Shareholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	111,579	111,458
Retained earnings	47,356	45,235
Less: Treasury stock of 7,211,040 and 7,019,643 shares at cost, respectively	(35,881)	(35,005)
Stock Trusts of 3,519,073 and 3,622,560 shares at cost, respectively	(55,747)	(56,189)
Accumulated other comprehensive loss	(4,180)	(4,138)

Total shareholders’ equity	63,397	61,631

Total liabilities and shareholders’ equity	$113,691	$111,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Two Quarters Ended
	June 29, 2007	June 30, 2006
	(amounts in thousands)
Cash flows from operating activities:
Net income	$2,121	$1,595
Adjustments:
Depreciation expense	1,254	1,285
Equity-based compensation expense	374	323
Deferred income taxes	(147)	98
Deferred compensation	107	191
Gain on investments	(644)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,645)	19,997
(Increase) decrease in prepaids and other	17	(761)
(Increase) decrease in other assets	143	(131)
Increase in investments	(294)	—
Increase (decrease) in accounts payable	(228)	523
Increase (decrease) in accrued compensation	(2,834)	1,851
Increase (decrease) in advance billings on contracts	(994)	307
Increase (decrease) in other current liabilities	(1,148)	211
Increase in income taxes	974	294
Decrease in other long-term liabilities	(35)	(374)

Net cash provided by (used in) operating activities	(4,979)	25,409

Cash flows from investing activities:
Additions to property and equipment	(943)	(1,015)
Proceeds from sales of investments	809	—
Proceeds from sales of property and equipment	2	6

Net cash used in investing activities	(132)	(1,009)

Cash flows from financing activities:
Proceeds from (payments on) revolving debt, net	5,030	(20,000)
Change in cash overdraft, net	(852)	(1,671)
Proceeds from Employee Stock Purchase Plan	64	79
Purchase of stock for treasury	(876)	(1,059)
Excess tax benefits from equity-based compensation	8	18
Proceeds from other stock plans	117	149

Net cash provided by (used in) financing activities	3,491	(22,484)

Effect of exchange rate changes on cash and cash equivalents	122	146

Net increase (decrease) in cash and cash equivalents	(1,498)	2,062
Cash and cash equivalents at beginning of year	4,758	2,248

Cash and cash equivalents at end of quarter	$3,260	$4,310

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

The Company operates in one industry segment, providing Information Technology (IT) services to its clients. These services include IT Staffing and IT Solutions. CTG provides these primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. The reduction in the 2006 third quarter staffing headcount from a significant client resulted in the mix of the Company’s solutions / staffing revenue increasing to 31% / 69% for the quarter ended June 29, 2007 as compared to 27% / 73% for the 2006 second quarter, while remaining unchanged from the 2007 first quarter.

The Company promotes a significant portion of its services through three vertical market focus areas: Technology Service Providers, Healthcare (which includes services provided to health care providers, health insurers, and life sciences companies) and Financial Services. The Company focuses on these three vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The vertical areas of Technology Service Providers, Healthcare, and Financial Services totaled 37%, 25%, and 11% of total consolidated revenue in the 2007 second quarter as compared to 45%, 25%, and 9% of total consolidated revenue in the 2006 second quarter. Outside of these three vertical market focus areas, the Company provides its services to customers in general industries, which totaled 27% of total consolidated revenue in the 2007 second quarter and 21% in the 2006 second quarter.

3.	Investments

The Company sold a security during the 2007 first quarter, recording a gain of approximately $0.6 million on the sale in its condensed consolidated statement of income. At June 29, 2007, the Company’s remaining investments consist of assets in the Computer Task Group, Incorporated Non-Qualified Key Employee Deferred Compensation Plan.

4.	Net Income Per Share

The basic and diluted earnings per share calculation for the quarters and two quarters ended June 29, 2007 and June 30, 2006 is as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(amounts in thousands, except per share data)
Weighted-average number of shares outstanding during period	16,309	16,446	16,338	16,497
Common Stock equivalents – incremental shares primarily under stock option plans	449	397	460	340

Number of shares on which diluted earnings per share is based	16,758	16,843	16,798	16,837

Net income	$999	$808	$2,121	$1,595

Net income per share:
Basic	$0.06	$0.05	$0.13	$0.10
Diluted	$0.06	$0.05	$0.13	$0.09

Certain options representing approximately 2.0 million and 1.5 million shares of common stock were outstanding at June 29, 2007 and June 30, 2006, respectively, but were not included in the computation of diluted earnings per share as their affect on the computation would have been anti-dilutive.

5.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at June 29, 2007 and December 31, 2006 are as follows:

	June 29, 2007	December 31, 2006
	(amounts in thousands)
Foreign currency adjustment	$(2,731)	$(3,038)
Pension loss adjustment, net of tax of $925 in 2007 and $950 in 2006	(1,449)	(1,476)
Unrealized gain on investments, net of tax of $239 in 2006	—	376

Accumulated other comprehensive loss	$(4,180)	$(4,138)

Total comprehensive income for the quarters and two quarters ended June 29, 2007 and June 30, 2006 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(amounts in thousands)
Net income	$999	$808	$2,121	$1,595
Realized gain on investments, net of tax	—	—	(376)	—
Unrealized loss on investment, net of tax	—	(29)	—	(43)
Foreign currency	203	370	307	491
Pension loss	7	—	27	—

Comprehensive income	$1,209	$1,149	$2,079	$2,043

6.	Income Taxes

The effective tax rate (ETR) resulting from the provision for income taxes was 38.9% in the 2007 second quarter as compared to 42.0% in the 2006 second quarter, and 38.1% in the 2007 year-to-date period as compared to 39.4% in the corresponding 2006 period. The ETR is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The ETR in 2007 was primarily affected by a reversal of a valuation allowance of approximately $83,000 previously offsetting state deferred tax net operating loss carryforwards. Without the reversal of this valuation allowance, the ETR in 2007 would have been approximately 40.5%. The ETR in 2006 was primarily affected by a reversal of a valuation allowance of approximately $52,000 also previously offsetting state deferred tax net operating loss carryforwards. Without the reversal of this valuation allowance, the ETR in 2006 would have been approximately 41.3%.

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

The total amount of unrecognized tax benefits as of June 29, 2007 was approximately $298,000. Included in this amount is approximately $242,000 of gross unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate. No significant increase or decrease in the total amount of unrecognized tax benefits is expected within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. As of the date of adoption, the Company had accrued approximately $15,000 in interest and penalties, as applicable. At June 29, 2007, the Company had approximately $27,000 (less the associated tax benefit) accrued for the payment of interest and penalties, as applicable.

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

Net periodic pension cost for the quarters and two quarters ended June 29, 2007 and June 30, 2006 for the ESBP is as follows:

	For the Quarter Ended		For the Two Quarters Ended
Net Periodic Pension Cost – ESBP	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
(amounts in thousands)
Interest cost	$122	$123	$244	$246
Amortization of unrecognized net loss	25	29	50	58

Net periodic pension cost	$147	$152	$294	$304

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

The Company retained a contributory defined-benefit plan for its previous employees located in The Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland B.V. Benefits paid are a function of a percentage of career average pay. The Plan was curtailed for additional contributions in January 2003.

Net periodic pension benefit for the quarters and two quarters ended June 29, 2007 and June 30, 2006 for the NDBP is as follows:

	For the Quarter Ended		For the Two Quarters Ended
Net Periodic Pension Cost (Benefit) – NDBP	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
(amounts in thousands)
Interest cost	$67	$60	$133	$119
Expected return on plan assets	(85)	(73)	(169)	(144)
Amortization of actuarial (gain) loss	(5)	1	(9)	1

Net periodic pension benefit	$(23)	$(12)	$(45)	$(24)

The Company does not anticipate making contributions to fund the NDBP in 2007 or future years as it is currently over-funded.

401(k) Profit-Sharing Retirement Plan

The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. Company contributions consist of cash and may include the Company’s stock, were funded and charged to operations in the amount of $0.6 million in both the quarters ended June 29, 2007 and June 30, 2006. The Company’s contributions for the two quarters ended June 29, 2007 and June 30, 2006 were $1.2 million and $1.4 million, respectively.

Other Retirement Plans

The Company maintains various defined contribution retirement plans covering substantially all of its European employees. Company contributions charged to operations were less than $0.1 million in each of the quarters ended June 29, 2007 and June 30, 2006, and $0.1 million in each of the two quarters ended June 29, 2007 and June 30, 2006.

Other Postretirement Benefits

The Company provides limited healthcare and life insurance benefits to one current and ten retired employees and their spouses, totaling 16 participants, pursuant to contractual agreements.

Net periodic postretirement benefit cost for the quarters and two quarters ended June 29, 2007 and June 30, 2006 is as follows:

	For the Quarter Ended		For the Two Quarters Ended
Net Periodic Postretirement Benefit Cost	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
(amounts in thousands)
Interest cost	$10	$10	$20	$20
Amortization of transition amount	7	7	14	14
Amortization of actuarial loss	1	2	2	4

Net periodic postretirement benefit cost	$18	$19	$36	$38

No adjustments were made to the net periodic postretirement benefit cost indicated above due to Medicare reform as the amounts were deemed to be insignificant. Payments for benefits are funded by the Company as needed. The Company does not anticipate making contributions to fund the plan in 2007 or future years.

8.	Stock-Based Employee Compensation

For the quarters ended June 29, 2007 and June 30, 2006, the Company recognized stock-based compensation expense of $223,000 and $203,000, respectively, in its statements of income as selling, general and administrative expense. The tax benefit recorded in these quarters was $68,000 and $59,000, respectively, resulting in a net after tax cost to the Company of $155,000 in the 2007 second quarter and $144,000 in the 2006 second quarter. The net after tax cost to the Company for the two quarters ended June 29, 2007 was $255,000 as compared to $234,000 in the corresponding 2006 period. As of June 29, 2007, total remaining stock-based compensation expense for non-vested stock options is approximately $1.9 million, which is expected to be recognized on a weighted-average basis over the next 21 months.

As of June 29, 2007, the Company has granted stock-based incentives under three plans. These are the Equity Award Plan (Equity Plan), the 1991 Employee Stock Option Plan and the Restricted Stock Plan (Restricted Plan). As of June 29, 2007, a total of 3,500,000 shares have been authorized for awards under the Equity plan, and 350,250 shares are available for grant as of that date. There are no options available for grant under the 1991 Plan as of June 29, 2007. Under the Restricted Plan, there are 800,000 shares authorized for awards and 758,500 shares available for grant at June 29, 2007.

During the 2007 second quarter, the Company granted options representing 465,500 shares. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. For the 2007 second quarter, the per-option weighted-average fair value of options granted on the date of grant was $1.72. The fair value of the options granted in the 2007 second quarter at the date of grant was estimated using the following assumptions:

Three Months Ended June 29, 2007
Expected volatility	47.5%
Risk-free interest rate	4.7%
Expected term (years)	3.4
Expected dividend yield	0.0%

The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the option granted to estimate the expected volatility for the grants made in the 2007 second quarter. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of paying dividends, and the expectation of paying dividends in the foreseeable future.

Also during the 2007 second quarter, the Company issued restricted stock representing 56,500 shares to several of its employees and its directors on May 9, 2007 with a value of $4.52 per share. For the employees, the stock vests over a period of four years, with 25% of the stock issued vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock is fully vested to the employee. The Company is recognizing compensation expense for these shares over the expected term of the restricted stock, or four years. For the directors, the issued stock vests at retirement. As the directors are eligible for retirement from the Company’s board at any point, the Company recognized the expense associated with these shares on the date of grant. The restricted shares issued are considered outstanding, and are eligible to receive dividends, if any are paid, and can be voted. However, only vested shares of outstanding restricted stock are included in the basic earnings per share calculation. The shares were issued both out of the Equity Plan and the Restricted Plan. Historically, the Company has issued shares out of its Stock Employee Compensation Trust to fulfill the share requirements from stock option exercises and restricted stock grants.

9.	Treasury Stock

During the second quarter of 2007, the Company used approximately $0.6 million to purchase approximately 140,000 shares of its stock for treasury, while during the two quarters ended June 29, 2007, the Company used approximately $0.9 million to purchase approximately 190,000 shares of stock for treasury. At June 29, 2007, approximately 1.1 million shares remain in existing authorizations for future purchases.

10.	Significant Customer

In the 2007 second quarter, IBM was the Company’s largest customer, accounting for $25.6 million or 31.9% of consolidated revenue as compared to $33.2 million or 38.7% of 2006 second quarter revenue. In the two quarters ended June 29, 2007, revenue from IBM totaled $50.5 million, compared to $64.8 million in the corresponding 2006 period. No other customer accounted for more than 10% of the Company’s revenue in either the 2007 or 2006 second quarter or the respective year-to-date periods. The Company’s accounts receivable from IBM at June 29, 2007 and June 30, 2006 totaled $11.0 million and $14.9 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Two Quarter’s Ended June 29, 2007

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "might," "should," "will" and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry conditions, including fluctuations in demand for IT services, (ii) the availability to us of qualified professional staff, (iii) domestic and foreign industry competition, (iv) rate and wage inflation or deflation, (v) risks associated with operating in foreign jurisdictions, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the IT solutions and staffing industry, taxes and the Company's operations in particular, (vii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (viii) consolidation among the Company's competitors or customers, (ix) the partial or complete loss of the revenue the Company generates from IBM, and (x) the risks described in Item 1A of the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) and from time to time in the Company's other reports filed with the SEC.

Industry Trends

The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve. The pace of technology change and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been strong. We have responded to these challenging business conditions by focusing on two main services, which are providing strategic staffing and IT solutions to our clients. The reduction in the 2006 third quarter staffing headcount from a significant client resulted in the mix of the Company’s solutions / staffing revenue increasing to 31% / 69% for the quarter ended June 29, 2007 as compared to 27% / 73% for the 2006 second quarter, while remaining unchanged from the 2007 first quarter.

The Company has in turn promoted a majority of our services through three vertical market focus areas, which are technology service providers, healthcare (which includes services provided to health care providers, health insurers, and life sciences companies), and financial services. Revenues from these three vertical areas totaled approximately 37%, 25%, and 11% of total consolidated revenue in the 2007 second quarter as compared to 45%, 25%, and 9% of total consolidated revenue in the 2006 second quarter. Outside of these three vertical market focus areas, the Company provides its services to customers in general industries, which totaled 27% of total consolidated revenue in the 2007 second quarter and 21% in the 2006 second quarter. We have also closely monitored and managed the utilization of our billable personnel, and have actively managed our selling, general and administrative costs as a percentage of revenue.

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. Our competition varies significantly by geographic region, as well as by the type of service provided. Many of our competitors are larger than then CTG, and have greater financial, technical, sales and marketing resources. In addition, the Company frequently competes with a client’s own internal IT staff. Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India). There can be no assurance that we will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.

Revenue and Cost Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectibility of the amounts due is reasonably assured. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. Revenue from time-and-material projects totaled approximately 88% and 92% of consolidated revenue for the two quarters ended June 29, 2007 and June 30, 2006, respectively.

For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue from such projects totaled approximately 8% and 5% of consolidated revenue for the two quarters ended June 29, 2007 and June 30, 2006, respectively.

Revenue for fixed price contracts is recognized as per the proportional method of accounting using an input-based approach whereby salary and indirect labor costs incurred are measured and compared to the total estimate of costs at completion for a project. Revenue is recognized based upon the percent complete calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed price projects that include significant amounts of material or other non-labor related costs which could distort the percent complete within a percentage complete calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our past experience on similar projects, and includes management judgments and estimates which affect the amount of revenue recognized on fixed price contracts in any accounting period. Revenue from fixed-price contracts accounted for under the percentage-of-completion method totaled approximately 4% and 3% of consolidated revenue for the two quarters ended June 29, 2007 and June 30, 2006, respectively.

Results of Operations

The table below sets forth data as contained on the condensed consolidated statements of income, with the percentage information calculated as a percentage of consolidated revenues.

Quarter ended:	June 29, 2007		June 30, 2006
Revenue	100.0%	$80,140	100.0%	$85,765
Direct costs	77.6%	62,173	78.2%	67,058
Selling, general, and administrative expenses	20.2%	16,206	20.0%	17,164

Operating income	2.2%	1,761	1.8%	1,543
Interest and other expense, net	(0.2)%	(127)	(0.2)%	(149)

Income before income taxes	2.0%	1,634	1.6%	1,394
Provision for income taxes	0.8%	635	0.7%	586

Net income	1.2%	$999	0.9%	$808

Two Quarters ended:	June 29, 2007		June 30, 2006
Revenue	100.0%	$160,156	100.0%	$169,408
Direct costs	77.9%	124,759	78.3%	132,583
Selling, general, and administrative expenses	20.2%	32,356	19.9%	33,721

Operating income	1.9%	3,041	1.8%	3,104
Interest and other income (expense), net	0.2%	387	(0.3)%	(471)

Income before income taxes	2.1%	3,428	1.5%	2,633
Provision for income taxes	0.8%	1,307	0.6%	1,038

Net income	1.3%	$2,121	0.9%	$1,595

In the 2007 second quarter, the Company recorded revenue of $80.1 million, a decrease of 6.6% compared to revenue of $85.8 million recorded in the 2006 second quarter. Revenue from the Company’s North American operations totaled $62.7 million in 2007, a decrease of 12.2% when compared to revenue of $71.4 million in the comparable 2006 quarter. Revenue from the Company’s European operations in the 2007 second quarter totaled $17.4 million, an increase of 20.8% when compared to revenue of $14.4 million in the 2006 second quarter. The European revenue represented 21.7% and 16.8% of second quarter 2007 and 2006 consolidated revenue, respectively. The Company’s revenue includes reimbursable expenses billed to customers. These expenses totaled $2.0 million and $2.5 million in the second quarter of 2007 and 2006, respectively.

For the first half of 2007, the Company recorded revenue of $160.2 million, a decrease of 5.5% compared to revenue of $169.4 million recorded in the first two quarters of 2006. Revenues from the Company’s North American operations totaled $125.5 million in the 2007 year-to-date period, as compared to $140.8 million in the comparable 2006 period. The Company’s European operations accounted for $34.7 million or 21.7% of year-to-date 2007 consolidated revenue, as compared to $28.6 million or 16.9% in the comparable 2006 period. Reimbursable expenses billed to customers totaled $4.1 million and $4.9 million in the year-to-date periods in 2007 and 2006, respectively.

In North America, the revenue decrease in both the 2007 second quarter and the year-to-date period in 2007 as compared to the corresponding 2006 periods is primarily the result of the reduction in demand that occurred from IBM in the 2006 third quarter. This 2006 headcount decrease resulted in a reduction in year-over-year revenue of approximately $7.6 million for the 2007 second quarter as compared to the 2006 second quarter, as well as a reduction of $14.3 million in the year-to-date period in 2007 as compared to the corresponding 2006 period.

The significant increase in revenue in the Company’s European operations in both the 2007 second quarter and year-to-date period as compared to the corresponding periods in 2006 was also primarily due to the addition of billable staff as compared to the prior year as demand for the Company’s offerings, primarily in the testing area, remains strong. Adding to the increase in year-over-year revenue was the strength of the currencies of Belgium, the United Kingdom, Luxembourg and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. Had there been no change in these exchange rates from the 2006 to 2007, total European revenue would have been approximately $2.7 million lower, or $32.0 million as compared to the $34.7 million reported.

In the 2007 second quarter, IBM was the Company’s largest customer, accounting for $25.6 million or 31.9% of consolidated revenue as compared to $33.2 million or 38.7% of 2006 second quarter revenue. In the two quarters ended June 29, 2007, revenue from IBM totaled $50.5 million, compared to $64.8 million in the corresponding 2006 period. During 2004, the Company signed an addendum to the Technical Services Agreement it has with IBM making it a predominant supplier to IBM’s Systems and Technology Group which drove a large portion of the increase in the demand for the Company’s staffing services during the first half of 2006. This addendum has an expiration date of December 31, 2008. We expect to continue to derive a significant portion of our revenue from IBM in the remainder of 2007 and in future years. However, a significant decline or the loss of the revenue from IBM, as occurred in the 2006 third quarter, would have a significant negative effect on our operating results. The Company’s accounts receivable from IBM at June 29, 2007 and June 30, 2006 totaled $11.0 million and $14.9 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in either the 2007 or 2006 second quarter or year-to-date periods.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 77.6% of revenue in the 2007 second quarter as compared to 78.2% of revenue in the 2006 second quarter, and 77.9% of revenue in the 2007 year-to-date period as compared to 78.3% of revenue in the 2006 year-to-date period. The decrease in direct costs as a percentage of revenue throughout 2007 as compared to 2006 is primarily due to an increase in the amount of solutions business in the Company’s sales mix during 2007, which generally yields higher margins than the Company’s staffing business.

Selling, general and administrative (SG&A) expenses were 20.2% of revenue in the 2007 second quarter as compared to 20.0% of revenue in the 2006 second quarter, and 20.2% in the 2007 year-to-date period as compared to 19.9% in the 2006 year-to-date period. The slight increase in 2007 of SG&A expense as a percentage of revenue reflects the Company making investments in 2007, primarily in its healthcare business, to invest in new offerings, sales territories, and additional sales staff.

Operating income was 2.2% of revenue in the 2007 second quarter as compared to 1.8% of revenue in the 2006 second quarter and 1.9% in the 2007 year-to-date period as compared to 1.8% in the 2006 year-to-date period. Operating income from North American operations was $1.5 million and $1.9 million in the 2007 second quarter and year-to-date period, respectively, while European operations recorded operating income of $0.3 million and $1.1 million, respectively, in such periods.

Interest and other income (expense), net was 0.2% of revenue in the 2007 year-to-date period and (0.3) % in the corresponding 2006 period. During the 2007 first quarter, the Company sold an investment it owned resulting in a gain of approximately $0.6 million. Additionally, there was less interest expense as a percentage of revenue in 2007 as compared to 2006 as the Company entered into an advance payment program with a significant customer in 2006 that affected only a portion of the first quarter of 2006. As a result of entering into the program, the Company’s average outstanding debt for the first two quarters of 2007 was $5.3 million as compared to $9.4 million in the corresponding 2006 period.

The effective tax rate (ETR) resulting from the provision for income taxes was 38.9% in the 2007 second quarter as compared to 42.0% in the 2006 second quarter, and 38.1% in the 2007 year-to-date period as compared to 39.4% in the corresponding 2006 period. The ETR is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The ETR in 2007 was primarily affected by a reversal of a valuation allowance of approximately $83,000 previously offsetting state deferred tax net operating loss carryforwards. Without the reversal of this valuation allowance, the ETR in 2007 would have been approximately 40.5%. The ETR in 2006 was primarily affected by a reversal of a valuation allowance of approximately $52,000 also previously offsetting state deferred tax net operating loss carryforwards. Without the reversal of this valuation allowance, the ETR in 2006 would have been approximately 41.3%.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (Interpretation 48) on January 1, 2007. Upon implementation of Interpretation 48, the Company was not required to recognize any increase in its liability for unrecognized tax benefits.

Net income for the 2007 second quarter was 1.2% of revenue or $0.06 per diluted share, compared to net income of 0.9% of revenue or $0.05 per diluted share in the 2006 second quarter, and 1.3% of revenue or $0.13 per diluted share in all of 2007 as compared to net income of 0.9% of revenue or $0.09 per diluted share in the comparable 2006 period. Diluted earnings per share were calculated using 16.8 million equivalent shares outstanding for both the two quarters ended June 29, 2007 and June 30, 2006, respectively. The dilutive effect of incremental shares outstanding under the Company’s equity-based compensation plans in 2007 was offset by purchases of shares for treasury by the Company during 2006 and 2007.

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

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This FAS allows an entity to elect to measure financial instruments and certain other items at fair value that are currently not being measured at fair value. This FAS will be effective for the Company for the fiscal year beginning January 1, 2008. Although the Company is currently evaluating the effect that the adoption this FAS will have on its financial condition or results of operations, it does not believe the impact, if any, will be material.

In 2006, the Emerging Issues Task Force issued EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This EITF requires an entity to account for both assets and liabilities associated with the purchase of endorsement split-dollar life insurance arrangements for employees where the policy continues to be in place after the employee’s retirement. This EITF will be effective for the Company for the fiscal year beginning January 1, 2008. Although the Company is currently evaluating the effect that the adoption this EITF will have on its financial condition or results of operations, it does not believe the impact, if any, will be material.

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

As of October 27, 2006 and January 1, 2006 (effective valuation date of December 31), with the assistance of an outside third party valuation expert, the Company completed its annual valuation of the business unit to which the Company’s goodwill relates. These valuations indicated that the estimated fair value of the business unit exceeded the carrying value of this unit in each period. Additionally, there are no facts or circumstances that arose during the year-to-date 2007 or 2006 period that led management to believe the goodwill was impaired. Accordingly, the Company believes no impairment was required to be recorded in its condensed consolidated financial results. Changes in business conditions which could impact future valuations however, could lead to impairment charges.

Income Taxes – Deferred Taxes and Valuation Allowances – At June 29, 2007, the Company had a total of approximately $6.5 million of current and non-current net deferred tax assets recorded on its balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At June 29, 2007, the Company has deferred tax assets recorded resulting from net operating losses. This includes assets resulting from net operating losses in various states totaling approximately $0.3 million, in The Netherlands of approximately $2.4 million, and approximately $0.2 million in various other countries. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at June 29, 2007, the Company has offset a portion of these assets with a valuation allowance totaling $2.7 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.2 million.

During 2007, the valuation allowance was reduced due to the anticipated additional utilization of approximately $83,000 of the net operating losses in various states due to a change in estimate.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any additional change in the valuation allowance in the future could result in a change in the Company’s ETR. The total reduction in the valuation allowance of approximately $83,000 for the net operating losses in various states reduced the ETR by approximately 2.4%. An additional 1% decrease in the ETR would have equaled approximately $34,000 of additional net income in 2007.

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

For the ESBP, the discount rate used in 2006 to calculate the benefit obligation was 5.8%, which is reflective of a series of bonds that are included in the Moody’s Aa long-term corporate bond yield. The Company selected this rate as it anticipates making payments to participants under the ESBP for 20-30 years in the future, and this rate is reflective of specific bonds within the Moody’s Aa index that cover that time period. For 2007, the Company anticipates using the same methodology to determine the value for the discount rate to calculate the plan’s benefit obligation. For the 2007 second quarter, the Company made payments totaling approximately $0.2 million to participants, while payments during the first two quarter’s of 2007 totaled $0.4 million. There is no salary increase rate assumption for the plan as it is frozen for additional benefits, and the plan is deemed to be unfunded as the Company has not specifically set aside assets to be used to discharge the deferred compensation benefit liability. Payments to participants under the ESBP are funded by the Company as needed.

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

Financial Condition and Liquidity

Cash used in operating activities was $5.0 million in the first half of 2007. Net income totaled $2.1 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation expense, deferred compensation and a gain on investments totaled $1.1 million. The accounts receivable balance increased $3.6 million as compared to December 31, 2006 primarily due a change in the sale’s mix for the Company in 2007 to a higher percentage of solutions business which generally has longer payment terms than the Company’s staffing business. Accordingly, days sales outstanding increased to 64 days at June 29, 2007 from 63 days at December 31, 2006. During 2007, the Company used $0.3 million for the purchase of investments for the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. Accrued compensation decreased $2.8 million in 2007 due to the timing of the U.S. bi-weekly payroll. Advance billings on contracts decreased $1.0 million due to the timing of billings on customer accounts near quarter-end. Other Current liabilities decreased $1.1 million due to due to the timing of certain payments during 2007 as compared to 2006. Income taxes payable primarily increased $0.9 million due to additional income in 2007 as compared to the prior period.

Investing activities used $0.1 million for the first half of 2007, which primarily represents the additions to property and equipment of $0.9 million offset by proceeds from the sales of investments of $0.8 million. The Company has no significant commitments for the purchase of property or equipment at June 29, 2007.

Financing activities provided $3.5 million of cash in the first half of 2007. Net proceeds under the Company’s revolving credit line totaled $5.0 million. The Company is required to meet certain financial covenants in order to maintain borrowings under the agreement, pay dividends, and make acquisitions. The Company was in compliance with these covenants at June 29, 2007. As the agreement expires in May 2008, the Company recorded its borrowings under the line at June 29, 2007 as a current liability, where previously the amounts had been recorded as non-current liabilities. The Company is currently in the process of negotiating with a number of financial institutions for a new, long-term agreement. Upon signing a new agreement, the Company expects to again record the outstanding amount under the new agreement as a non-current liability.

The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. Daily average borrowings for the 2007 second quarter were $6.1 million and $5.3 million in the 2007 year-to-date period.

During the first two quarters of 2007, the Company used approximately $0.9 million to purchase approximately 190,000 shares of its stock for treasury. At June 29, 2007, approximately 1.1 million shares remain in the existing authorization for future purchases.

At June 29, 2007, consolidated shareholders’ equity totaled $63.4 million, an increase of $1.8 million from the December 31, 2006 total of $61.6 million. The increase is primarily due to net income of $2.1 million, the favorable effect of foreign currency translation of $0.3 million, $0.4 million of value for shares released from the stock trusts related to equity-based compensation and issuances of shares for exercised options, offset by the $0.9 million spent to purchase approximately 190,000 shares of the Company’s stock for treasury.

The Company believes existing internally available funds, cash potentially generated from operations, and available borrowings under the Company’s revolving line of credit totaling approximately $29.6 million at June 29, 2007, will be sufficient to meet foreseeable working capital, capital expenditure, and stock repurchase requirements, and to allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in either the first or second quarters of 2006 or 2007.

Contractual Obligations

There have been no significant additional contractual obligations entered into by the Company during the 2007 second quarter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings, foreign currency exchange risk associated with the Company’s European operations, and investment valuation.

At June 29, 2007, there was a total of $5.0 million outstanding under the Company’s revolving credit agreement. Daily average borrowings for the 2007 second quarter were $6.1 million. Accordingly, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $61,000.

For the first half of 2007 as compared to the first half of 2006, there was a strengthening of the currencies of Belgium, the United Kingdom, Luxembourg and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. Had there been no change in these exchange rates from the 2006 to 2007, total European revenue would have been approximately $2.7 million lower, or $32.0 million as compared to the $34.7 million reported. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

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

Changes in Internal Control over Financial Reporting

The Company continues to review, revise and improve the effectiveness of the Company’s internal controls on a continuous basis. There have been no significant changes in the Company’s internal controls over financial reporting in connection with the Company’s 2007 second quarter evaluation that would materially affect, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuers Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Agreements
April 1 - April 30	31,354	$4.58	31,354	1,259,542
May 1 - May 31	57,554	$4.56	57,554	1,201,988
June 1 - June 29	52,156	$4.55	52,156	1,149,832

Total	141,064	$4.56	141,064

During February 2007, the Company announced an addition of 1.0 million shares to the Company’s existing repurchase authorization that was remaining from May 2005. The Company’s share repurchase programs do not have an expiration date, nor were there any share repurchase programs terminated during the 2007 second quarter.

*	Includes commissions paid

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 9, 2007, at the Company’s Headquarters, 800 Delaware Avenue, Buffalo, New York at 10:00 a.m.

The Company submitted for shareholder approval the election of two Class I directors and one Class II director and the approval and ratification of an amendment to the Computer Task Group, Incorporated Nonqualified Key Employee Deferred Compensation Plan.

Election of Directors

•

Two Class I directors (Randolph A. Marks and Randall L. Clark) were elected to hold office until the 2010 annual meeting of shareholders and until their successors are elected and qualified. One Class II director (George B. Beitzel) was elected to hold office until the 2008 annual meeting of shareholders and until his successor is elected and qualified. The results of the voting are as follows:

Director	Total Vote For	Total Vote Withheld
Randolph A. Marks (Class I)	14,835,938	3,697,848
Randall L. Clark (Class I)	18,150,101	383,685
George B. Beitzel (Class II)	18,040,494	493,292

•

The other Class II directors of the Company whose term of office extends until the 2008 annual meeting of shareholders and until their successors are elected and qualified are James R. Boldt and Thomas E. Baker.

•

The Class III directors of the Company whose term of office extends until the 2009 annual meeting of shareholders and until their successors are elected and qualified are John M. Palms and Daniel J. Sullivan.

Computer Task Group, Incorporated Nonqualified Key Employee Deferred Compensation Plan

The shareholders approved and ratified an amendment to the Computer Task Group, Incorporated Nonqualified Key Employee Deferred Compensation Plan which allowed participants in the plan to have Company contributions to their accounts invested in stock units. In total, stock units issued under the plan may not be redeemed for more than an aggregate of 500,000 shares of common stock. The results of the voting are as follows:

For:	13,503,052
Against:	1,170,939
Abstain:	28,384
Non votes:	3,831,411

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Page
31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	22

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23

* * * * * * *

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By:	/s/ Brendan M. Harrington
Brendan M. Harrington
Title:	Chief Financial Officer

Date: August 7, 2007