Form 10-Q
period 2007-09-28
COMPUTER TASK GROUP INC
filed 2007-11-07
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of each class	Shares outstanding at November 1, 2007
Common stock, par value $.01 per share	19,470,511

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 28, 2007	Sept. 29, 2006
Revenue	$80,625	$79,830	$240,781	$249,238
Direct costs	62,347	61,595	187,106	194,178
Selling, general and administrative expenses	16,644	16,493	49,000	50,214

Operating income	1,634	1,742	4,675	4,846
Gain on investments	5	—	649	—
Interest and other income	41	27	169	122
Interest and other expense	(207)	(170)	(592)	(736)

Income before income taxes	1,473	1,599	4,901	4,232
Provision for income taxes	559	767	1,866	1,805

Net income	$914	$832	$3,035	$2,427

Net income per share:
Basic	$0.06	$0.05	$0.19	$0.15

Diluted	$0.06	$0.05	$0.18	$0.14

Weighted average shares outstanding:
Basic	16,176	16,349	16,283	16,448
Diluted	16,598	16,653	16,731	16,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(Unaudited)

	Sept. 28, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$6,037	$4,758
Accounts receivable, net of allowances of $700 and $866 in 2007 and 2006, respectively	53,187	52,544
Prepaids and other	3,385	2,704
Deferred income taxes	1,290	1,185
Investments	—	813

Total current assets	63,899	62,004
Property and equipment, net of accumulated depreciation of $28,522 and $26,685 in 2007 and 2006, respectively	5,494	5,918
Goodwill	35,678	35,678
Deferred income taxes	5,255	4,990
Other assets	3,149	2,679
Investments	603	448

Total assets	$114,078	$111,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,220	$9,561
Accrued compensation	26,525	23,162
Advance billings on contracts	908	2,047
Other current liabilities	4,256	5,125
Income taxes payable	1,035	455

Total current liabilities	39,944	40,350

Deferred compensation benefits	8,707	8,792
Other long-term liabilities	930	944

Total liabilities	49,581	50,086

Shareholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	111,715	111,458
Retained earnings	48,270	45,235
Less: Treasury stock of 7,404,173 and 7,019,643 shares at cost, respectively	(36,728)	(35,005)
Stock Trusts of 3,473,782 and 3,622,560 shares at cost, respectively	(55,554)	(56,189)
Accumulated other comprehensive loss	(3,476)	(4,138)

Total shareholders’ equity	64,497	61,631

Total liabilities and shareholders’ equity	$114,078	$111,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Quarters Ended
	Sept. 28, 2007	Sept. 29, 2006
Cash flows from operating activities:
Net income	$3,035	$2,427
Adjustments:
Depreciation expense	1,858	1,927
Equity-based compensation expense	621	564
Deferred income taxes	(161)	213
Deferred compensation	3	288
Gain on investments	(649)	—
Changes in assets and liabilities:
Decrease in accounts receivable	539	19,661
Increase in prepaids and other	(616)	(1,422)
Increase in other assets	(399)	(666)
Increase in investments	(113)	—
Decrease in accounts payable	(846)	(947)
Increase in accrued compensation	2,873	5,632
Increase (decrease) in advance billings on contracts	(1,149)	497
Increase (decrease) in other current liabilities	(974)	698
Increase in income taxes	565	384
Decrease in other long-term liabilities	(14)	(510)

Net cash provided by operating activities	4,573	28,746

Cash flows from investing activities:
Additions to property and equipment	(1,370)	(1,400)
Proceeds from sales of investments	809	—
Proceeds from insurance claim	177	—
Proceeds from sales of property and equipment	1	6

Net cash used in investing activities	(383)	(1,394)

Cash flows from financing activities:
Proceeds from (payments on) revolving debt, net	—	(23,150)
Change in cash overdraft, net	(1,794)	(2,172)
Proceeds from Employee Stock Purchase Plan	94	112
Purchase of stock for treasury	(1,929)	(1,517)
Excess tax benefits from equity-based compensation	11	19
Proceeds from other plans	372	161

Net cash used in financing activities	(3,246)	(26,547)

Effect of exchange rate changes on cash and cash equivalents	335	222

Net increase in cash and cash equivalents	1,279	1,027
Cash and cash equivalents at beginning of year	4,758	2,248

Cash and cash equivalents at end of quarter	$6,037	$3,275

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

The Company operates in one industry segment, providing Information Technology (IT) services to its clients. These services include IT Staffing and IT Solutions. CTG provides these primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. The reduction in the 2006 third quarter staffing headcount from a significant client resulted in the mix of the Company’s solutions / staffing revenue increasing to 32% / 68% for the quarter ended September 28, 2007 as compared to 31% / 69% for both the 2007 second quarter and the 2006 third quarter.

The Company promotes a significant portion of its services through three vertical market focus areas: Technology Service Providers, Healthcare (which includes services provided to health care providers, health insurers, and life sciences companies) and Financial Services. The Company focuses on these three vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The vertical areas of Technology Service Providers, Healthcare, and Financial Services totaled 38%, 25%, and 10% of total consolidated revenue in the 2007 third quarter as compared to 39%, 25%, and 11% of total consolidated revenue in the 2006 third quarter. Outside of these three vertical market focus areas, the Company provides its services to customers in general industries, which totaled 27% of total consolidated revenue in the 2007 third quarter and 25% in the 2006 third quarter.

3.	Investments

The Company sold a security during the 2007 first quarter, recording a gain of approximately $0.6 million on the sale in its condensed consolidated statement of income. At September 28, 2007, the Company’s remaining investments consist of assets in the Computer Task Group, Incorporated Non-Qualified Key Employee Deferred Compensation Plan.

4.	Net Income Per Share

The basic and diluted earnings per share calculation for the quarter and three quarters ended September 28, 2007 and September 29, 2006 is as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 28, 2007	Sept. 29, 2006
	(amounts in thousands, except per share data)
Weighted-average number of shares outstanding during period	16,176	16,349	16,283	16,448
Common Stock equivalents – incremental shares primarily under stock option plans	422	304	448	327

Number of shares on which diluted earnings per share is based	16,598	16,653	16,731	16,775

Net income	$914	$832	$3,035	$2,427

Net income per share:
Basic	$0.06	0.05	$0.19	$0.15
Diluted	$0.06	0.05	$0.18	$0.14

Certain options representing approximately 2.1 million and 1.8 million shares of common stock were outstanding at September 28, 2007 and September 29, 2006, respectively, but were not included in the computation of diluted earnings per share as their affect on the computation would have been anti-dilutive.

5.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at September 28, 2007 and December 31, 2006 are as follows:

	Sept. 28, 2007	December 31, 2006
	(amounts in thousands)
Foreign currency adjustment	$(2,047)	$(3,038)
Pension loss adjustment, net of tax of $903 in 2007 and $950 in 2006	(1,429)	(1,476)
Unrealized gain on investments, net of tax of $239 in 2006	—	376

Accumulated other comprehensive loss	$(3,476)	$(4,138)

Total comprehensive income for the quarter and three quarters ended September 28, 2007 and September 29, 2006 are as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 28, 2007	Sept. 29, 2006
	(amounts in thousands)
Net income	$914	$832	$3,035	$2,427
Realized gain on investments, net of tax	—	—	(376)	—
Unrealized loss on investment, net of tax	—	27	—	(16)
Foreign currency	684	197	991	688
Pension loss	20	—	47	—

Comprehensive income	$1,618	$1,056	$3,697	$3,099

6.	Income Taxes

The effective tax rate (ETR) resulting from the provision for income taxes was 37.9% in the 2007 third quarter as compared to 48.0% in the 2006 third quarter, and 38.1% in the 2007 year-to-date period as compared to 42.7% in the corresponding 2006 period. The ETR is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The ETR in the 2007 year-to-date period was primarily affected by a reversal of a valuation allowance of approximately $185,000 previously offsetting state deferred tax net operating loss carryforwards, offset by tax reserve adjustments of $87,000 and a state tax rate adjustment of $49,000. Without these adjustments netting to approximately $49,000, the ETR in the 2007 year-to-date period would have been 39.1%. The ETR in the 2006 year-to-date period was primarily affected by additional tax reserves and an addition to the valuation allowance offsetting state deferred tax net operating loss carryforwards. Without these items totaling approximately $61,000, the ETR in the 2006 year-to-date period would have been 41.2%.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (Interpretation 48) on January 1, 2007. Upon implementation of Interpretation 48, the Company was not required to recognize any increase in its liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for tax years prior to 2003.

The total amount of unrecognized tax benefits as of September 28, 2007 was approximately $289,000. Included in this amount is approximately $261,000 of gross unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate. No significant increase or decrease in the total amount of unrecognized tax benefits is expected within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. As of the date of adoption, the Company had accrued approximately $15,000 in interest and penalties, as applicable. At September 28, 2007, the Company had approximately $28,000 (less the associated tax benefit) accrued for the payment of interest and penalties, as applicable.

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

Net periodic pension cost for the quarter and three quarters ended September 28, 2007 and September 29, 2006 for the ESBP is as follows:

	For the Quarter Ended		For the Three Quarters Ended
Net Periodic Pension Cost – ESBP	Sept. 28, 2007	Sept. 29, 2006	Sept. 28, 2007	Sept. 29, 2006
(amounts in thousands)

Interest cost	$122	$123	$366	$369
Amortization of unrecognized net loss	25	29	75	87

Net periodic pension cost	$147	$152	$441	$456

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

Net periodic pension benefit for the quarter and three quarters ended September 28, 2007 and September 29, 2006 for the NDBP is as follows:

	For the Quarter Ended		For the Three Quarters Ended
Net Periodic Pension Cost (Benefit) – NDBP	Sept. 28, 2007	Sept. 29, 2006	Sept. 28, 2007	Sept. 29, 2006
(amounts in thousands)

Interest cost	$67	$61	$200	$180
Expected return on plan assets	(86)	(74)	(255)	(218)
Amortization of actuarial (gain) loss	(5)	1	(14)	2

Net periodic pension benefit	$(24)	$(12)	$(69)	$(36)

The Company does not anticipate making contributions to fund the NDBP in 2007 or future years as it is currently over-funded.

401(k) Profit-Sharing Retirement Plan

The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. Company contributions consist of cash and may include the Company’s stock, were funded and charged to operations in the amount of $0.5 million in the quarter ended September 28, 2007 and $0.6 million in the quarter ended September 29, 2006. The Company’s contributions for the three quarters ended September 28, 2007 and September 29, 2006 were $1.7 million and $2.0 million, respectively.

Other Retirement Plans

The Company maintains various defined contribution retirement plans covering substantially all of its European employees. Company contributions charged to operations were less than $0.1 million in each of the quarters ended September 28, 2007 and September 29, 2006, and $0.1 million in each of the three quarters ended September 28, 2007 and September 29, 2006.

Other Postretirement Benefits

The Company provides limited healthcare and life insurance benefits to one current and ten retired employees and their spouses, totaling 16 participants, pursuant to contractual agreements.

Net periodic postretirement benefit cost for the quarter and three quarters ended September 28, 2007 and September 29, 2006 is as follows:

	For the Quarter Ended		For the Three Quarters Ended
Net Periodic Postretirement Benefit Cost	Sept. 28, 2007	Sept. 29, 2006	Sept. 28, 2007	Sept. 29, 2006
(amounts in thousands)

Interest cost	$10	$10	$30	$30
Amortization of transition amount	7	7	21	21
Amortization of actuarial loss	1	2	3	6

Net periodic postretirement benefit cost	$18	$19	$54	$57

No adjustments were made to the net periodic postretirement benefit cost indicated above due to Medicare reform as the amounts were deemed to be insignificant. Payments for benefits are funded by the Company as needed. The Company does not anticipate making contributions to fund the plan in 2007 or future years.

8.	Stock-Based Employee Compensation

For the quarters ended September 28, 2007 and September 29, 2006, the Company recognized stock-based compensation expense of $247,000 and $241,000, respectively, in its statements of income as selling, general and administrative expense. The tax benefit recorded in these quarters was $89,000 and $74,000, respectively, resulting in a net after tax cost to the Company of $158,000 in the 2007 third quarter and $167,000 in the 2006 third quarter. The net after tax cost to the Company for the three quarters ended September 28, 2007 was $414,000 as compared to $401,000 in the corresponding 2006 period. As of September 28, 2007, total remaining stock-based compensation expense for non-vested stock options is approximately $1.8 million, which is expected to be recognized on a weighted-average basis over the next 19 months.

As of September 28, 2007, the Company has granted stock-based incentives under three plans. These are the Equity Award Plan (Equity Plan), the 1991 Employee Stock Option Plan and the Restricted Stock Plan (Restricted Plan). As of September 28, 2007, a total of 3,500,000 shares have been authorized for awards under the Equity plan, and 331,000 shares are available for grant as of that date. There are no options available for grant under the 1991 Plan as of September 28, 2007. Under the Restricted Plan, there are 800,000 shares authorized for awards and 758,500 shares available for grant at September 28, 2007.

During the 2007 third quarter, the Company granted options representing 10,000 shares. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. For the 2007 third quarter, the per-option weighted-average fair value of options granted on the date of grant was $1.77. The fair value of the options granted in the 2007 third quarter at the date of grant was estimated using the following assumptions:

Three Months Ended September 28, 2007
Expected volatility	45.6%
Risk-free interest rate	4.1%
Expected term (years)	4.0
Expected dividend yield	0%

The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the option granted to estimate the expected volatility for the grants made in the 2007 third quarter. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of paying dividends, and the expectation of paying dividends in the foreseeable future.

Also during the 2007 third quarter, the Company issued restricted stock representing 15,000 shares to its directors on September 20, 2007 with a value of $4.47 per share. The stock vests at retirement, and as the directors are eligible for retirement from the Company’s board at any point, the Company recognized the expense associated with these shares on the date of grant. The restricted shares issued are considered outstanding, and are eligible to receive dividends, if any are paid, and can be voted. However, only vested shares of outstanding restricted stock are included in the basic earnings per share calculation. The shares were issued out of the Equity Plan. Historically, the Company has issued shares out of its Stock Employee Compensation Trust to fulfill the share requirements from stock option exercises and restricted stock grants.

9.	Treasury Stock

During the third quarter of 2007, the Company used approximately $1.1 million to purchase approximately 234,000 shares of its stock for treasury, while during the three quarters ended September 28, 2007, the Company used approximately $1.9 million to purchase approximately 426,000 shares of stock for treasury. At September 28, 2007, the Company was authorized to acquire approximately 0.9 million additional shares under its current repurchase program.

10.	Significant Customer

In the 2007 third quarter, IBM was the Company’s largest customer, accounting for $26.3 million or 32.6% of consolidated revenue as compared to $26.9 million or 33.7% of 2006 third quarter revenue. In the three quarters ended September 28, 2007, revenue from IBM totaled $76.8 million or 31.9% of 2007 year-to-date revenue, compared to $91.7 million or 36.8% of year-to-date revenue in the corresponding 2006 period. No other customer accounted for more than 10% of the Company’s revenue in either the 2007 or 2006 third quarter or the respective year-to-date periods. The Company’s accounts receivable from IBM at September 28, 2007 and September 29, 2006 totaled $11.2 million and $11.1 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Three Quarter’s Ended September 28, 2007

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

Industry Trends

The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve. The pace of technology change and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been strong. We have responded to these challenging business conditions by focusing on two main services, which are providing strategic staffing and IT solutions to our clients. The reduction in the 2006 third quarter staffing headcount from a significant client resulted in the mix of the Company’s solutions / staffing revenue increasing to 32% / 68% for the quarter ended September 28, 2007 as compared to 31% / 69% for both the 2007 second quarter and the 2006 third quarter.

The Company has in turn promoted a majority of our services through three vertical market focus areas, which are technology service providers, healthcare (which includes services provided to health care providers, health insurers, and life sciences companies), and financial services. Revenues from these three vertical areas totaled approximately 38%, 25%, and 10% of total consolidated revenue in the 2007 third quarter as compared to 39%, 25%, and 11% of total consolidated revenue in the 2006 third quarter. Outside of these three vertical market focus areas, the Company provides its services to customers in general industries, which totaled 27% of total consolidated revenue in the 2007 third quarter and 25% in the 2006 third quarter. We have also closely monitored and managed the utilization of our billable personnel, and have actively managed our selling, general and administrative costs as a percentage of revenue.

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. Our competition varies significantly by geographic region, as well as by the type of service provided. Many of our competitors are larger than CTG, and have greater financial, technical, sales and marketing resources. In addition, the Company frequently competes with a client’s own internal IT staff. Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India). There can be no assurance that we will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.

Revenue and Cost Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectibility of the amounts due is reasonably assured. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. Revenue from time-and-material projects totaled approximately 88% and 91% of consolidated revenue for the three quarters ended September 28, 2007 and September 29, 2006, respectively.

For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue from such projects totaled approximately 8% and 6% of consolidated revenue for the three quarters ended September 28, 2007 and September 29, 2006, respectively.

Revenue for fixed price contracts is recognized as per the proportional method of accounting using an input-based approach whereby salary and indirect labor costs incurred are measured and compared to the total estimate of costs at completion for a project. Revenue is recognized based upon the percent complete calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed price projects that include significant amounts of material or other non-labor related costs which could distort the percent complete within a percentage complete calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our past experience on similar projects, and includes management judgments and estimates which affect the amount of revenue recognized on fixed price contracts in any accounting period. Revenue from fixed-price contracts accounted for under the percentage-of-completion method totaled approximately 4% and 3% of consolidated revenue for the three quarters ended September 28, 2007 and September 29, 2006, respectively.

Results of Operations

The table below sets forth data as contained on the condensed consolidated statements of income, with the percentage information calculated as a percentage of consolidated revenues.

Quarter ended:	September 28, 2007		September 29, 2006
Revenue	100.0%	$80,625	100.0%	$79,830
Direct costs	77.3%	62,347	77.1%	61,595
Selling, general, and administrative expenses	20.7%	16,644	20.7%	16,493

Operating income	2.0%	1,634	2.2%	1,742
Interest and other expense, net	(0.2)%	(161)	(0.2)%	(143)

Income before income taxes	1.8%	1,473	2.0%	1,599
Provision for income taxes	0.7%	559	1.0%	767

Net income	1.1%	$914	1.0%	$832

Three Quarters ended:	September 28, 2007		September 29, 2006
Revenue	100.0%	$240,781	100.0%	$249,238
Direct costs	77.7%	187,106	77.9%	194,178
Selling, general, and administrative expenses	20.4%	49,000	20.2%	50,214

Operating income	1.9%	4,675	1.9%	4,846
Interest and other income (expense), net	0.1%	226	(0.2)%	(614)

Income before income taxes	2.0%	4,901	1.7%	4,232
Provision for income taxes	0.7%	1,866	0.7%	1,805

Net income	1.3%	$3,035	1.0%	$2,427

In the 2007 third quarter, the Company recorded revenue of $80.6 million, an increase of 1.0% compared to revenue of $79.8 million recorded in the 2006 third quarter. Revenue from the Company’s North American operations totaled $63.1 million in 2007, a decrease of 3.7% when compared to revenue of $65.5 million in the comparable 2006 quarter. In North America, the revenue decrease in the 2007 third quarter as compared to the corresponding 2006 period is primarily the result of the reduction in demand that occurred from IBM in the 2006 third quarter, partially offset by increases in the Company’s solutions business. Revenue from the Company’s European operations in the 2007 third quarter totaled $17.5 million, an increase of 22.7% when compared to revenue of $14.3 million in the 2006 third quarter. The European revenue represented 21.8% and 17.9% of third quarter 2007 and 2006 consolidated revenue, respectively. The Company’s revenue includes reimbursable expenses billed to customers. These expenses totaled $1.9 million and $2.3 million in the third quarter of 2007 and 2006, respectively.

For the three quarters of 2007, the Company recorded revenue of $240.8 million, a decrease of 3.4% compared to revenue of $249.2 million recorded in the first three quarters of 2006. Revenues from the Company’s North American operations totaled $188.5 million in the 2007 year-to-date period, as compared to $206.3 million in the comparable 2006 period. The third quarter 2006 staffing decrease at IBM resulted in a reduction in year-over-year revenue of $14.9 million in the year-to-date period in 2007 as compared to the corresponding 2006 period. The Company’s European operations accounted for $52.3 million or 21.7% of year-to-date 2007 consolidated revenue, as compared to $42.9 million or 17.2% in the comparable 2006 period. Reimbursable expenses billed to customers totaled $6.0 million and $7.2 million in the year-to-date periods in 2007 and 2006, respectively.

The significant increase in revenue in the Company’s European operations in both the 2007 third quarter and year-to-date period as compared to the corresponding periods in 2006 was primarily due to the addition of billable staff as compared to the prior year as demand for the Company’s offerings, primarily in the testing area, remains strong. Adding to the increase in year-over-year revenue was the strength of the currencies of Belgium, the United Kingdom, Luxembourg and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. Had there been no change in these exchange rates from 2006 to 2007, total European revenue would have been approximately $4.0 million lower in the year-to-date period ended September 28, 2007, or $48.3 million as compared to the $52.3 million reported.

In the 2007 third quarter, IBM was the Company’s largest customer, accounting for $26.3 million or 32.6% of consolidated revenue as compared to $26.9 million or 33.7% of 2006 third quarter revenue. In the three quarters ended September 28, 2007, revenue from IBM totaled $76.8 million, compared to $91.7 million in the corresponding 2006 period. During 2004, the Company signed an addendum to the Technical Services Agreement it has with IBM making it a predominant supplier to IBM’s Systems and Technology Group which drove a large portion of the increase in the demand for the Company’s staffing services during the first half of 2006. This addendum has an expiration date of December 31, 2008. We expect to continue to derive a significant portion of our revenue from IBM in the remainder of 2007 and in future years. However, a significant decline or the loss of the revenue from IBM, as occurred in the 2006 third quarter, would have a significant negative effect on our operating results. The Company’s accounts receivable from IBM at September 28, 2007 and September 29, 2006 totaled $11.2 million and $11.1 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in either the 2007 or 2006 third quarter or year-to-date periods.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 77.3% of revenue in the 2007 third quarter as compared to 77.1% of revenue in the 2006 third quarter, and 77.7% of revenue in the 2007 year-to-date period as compared to 77.9% of revenue in the 2006 year-to-date period. The decrease in direct costs as a percentage of revenue for the year-to-date 2007 period as compared to corresponding 2006 period is primarily due to an increase in the amount of solutions business in the Company’s sales mix during 2007, which generally yields higher margins than the Company’s staffing business.

Selling, general and administrative (SG&A) expenses were 20.7% of revenue in both the 2007 and 2006 third quarter’s, and 20.4% in the 2007 year-to-date period as compared to 20.2% in the 2006 year-to-date period. The slight increase in 2007 of SG&A expense as a percentage of revenue primarily reflects the Company making investments in 2007, primarily in its healthcare business, to invest in new offerings, sales territories, and additional sales staff. During the second and third quarter of 2007, the Company received two unsolicited merger proposals from RCM Technologies, Inc. After consideration of the proposals, the Company’s Board unanimously determined that the proposals were inadequate and did not reflect the value inherent in CTG’s business and the Company’s potential growth opportunities. The Company recorded $0.3 million primarily related to advisory fees incurred in conjunction with its consideration of the two unsolicited merger proposals. Excluding these fees, SG&A expense in both the 2007 third quarter and in the 2007 year-to-date period would have been 20.2% of consolidated revenue.

Operating income was 2.0% of revenue in the 2007 third quarter as compared to 2.2% of revenue in the 2006 third quarter and 1.9% in both the 2007 and 2006 year-to-date periods. Without the advisory fees mentioned above, operating income in the 2007 third quarter would have been 2.4% of consolidated revenue, and 2.1% in the 2007 year-to-date period. Operating income from North American operations was $1.3 million and $3.3 million in the 2007 third quarter and year-to-date period, respectively, while European operations recorded operating income of $0.3 million and $1.4 million, respectively, in such periods.

Interest and other income (expense), net was 0.1% of revenue in the 2007 year-to-date period and (0.2) % in the corresponding 2006 period. During the 2007 first quarter, the Company sold an investment resulting in a gain of approximately $0.6 million. Additionally, there was less interest expense as a percentage of revenue in 2007 as compared to 2006 as the Company entered into an advance payment program with a significant customer in 2006 that affected only a portion of the first quarter of 2006. The Company’s average outstanding debt for the first three quarters of 2007 was $5.1 million as compared to $7.6 million in the corresponding 2006 period.

The effective tax rate (ETR) resulting from the provision for income taxes was 37.9% in the 2007 third quarter as compared to 48.0% in the 2006 third quarter, and 38.1% in the 2007 year-to-date period as compared to 42.7% in the corresponding 2006 period. The ETR is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The ETR in the 2007 year-to-date period was primarily affected by a reversal of a valuation allowance of approximately $185,000 previously offsetting state deferred tax net operating loss carryforwards, offset by tax reserve adjustments of $87,000 and a state tax rate adjustment of $49,000. Without these adjustments netting to approximately $49,000, the ETR in the 2007 year-to-date period would have been 39.1%. The ETR in the 2006 year-to-date period was primarily affected by additional tax reserves and an addition to the valuation allowance offsetting state deferred tax net operating loss carryforwards. Without these items totaling approximately $61,000, the ETR in the 2006 year-to-date period would have been 41.2%.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (Interpretation 48) on January 1, 2007. Upon implementation of Interpretation 48, the Company was not required to recognize any increase in its liability for unrecognized tax benefits.

Net income for the 2007 third quarter was 1.1% of revenue or $0.06 per diluted share, compared to net income of 1.0% of revenue or $0.05 per diluted share in the 2006 third quarter, and 1.3% of revenue or $0.18 per diluted share in the 2007 year-to-date period as compared to net income of 1.0% of revenue or $0.14 per diluted share in the comparable 2006 period. Diluted earnings per share were calculated using 16.7 million equivalent shares outstanding for the three quarters ended September 28, 2007 and 16.8 million for the three quarters ended September 29, 2006, respectively. The dilutive effect of incremental shares outstanding under the Company’s equity-based compensation plans in 2007 was offset by purchases of shares for treasury by the Company during 2007.

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

Income Taxes – Deferred Taxes and Valuation Allowances – At September 28, 2007, the Company had a total of approximately $6.5 million of current and non-current net deferred tax assets recorded on its balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At September 28, 2007, the Company has deferred tax assets recorded resulting from net operating losses. This includes assets resulting from net operating losses in various states totaling approximately $0.4 million, in The Netherlands of approximately $2.9 million, and approximately $0.2 million in various other countries. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at September 28, 2007, the Company has offset a portion of these assets with a valuation allowance totaling $3.0 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.5 million.

During 2007, the valuation allowance was reduced due to the anticipated additional utilization of approximately $185,000 of the net operating losses in various states due to a change in estimated future taxable income.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any additional change in the valuation allowance in the future could result in a change in the Company’s ETR. The total reduction in the valuation allowance of approximately $185,000 for the net operating losses in various states reduced the ETR by approximately 3.8%. An additional 1% decrease in the ETR would have equaled approximately $49,000 of additional net income in 2007.

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

Financial Condition and Liquidity

Cash provided by operating activities was $4.6 million in the first three quarters of 2007. Net income totaled $3.0 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation expense, deferred income taxes, deferred compensation, and a gain on investments totaled $1.7 million. The accounts receivable balance decreased $0.5 million as compared to December 31, 2006 primarily due to a decrease in days sales outstanding to 60 days at September 28, 2007 from 63 days at December 31, 2006. Prepaid and other assets increased $0.6 million, accounts payable decreased $0.8 million, and other current liabilities decreased $1.0 million due to the timing of certain payments. During 2007, the Company used $0.1 million, net of investment sales, for the purchase of investments for the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. Accrued compensation increased $2.9 million in 2007 due to the timing of the U.S. bi-weekly payroll. Advance billings on contracts decreased $1.1 million due to the timing of billings on customer accounts near quarter-end. Income taxes payable primarily increased $0.6 million due to additional income in 2007 as compared to the prior period.

Investing activities used $0.4 million for the first three quarters of 2007, which primarily represents the additions to property and equipment of $1.4 million, offset by proceeds from the sales of investments of $0.8 million and $0.2 million proceeds from an insurance claim. The Company has no significant commitments for the purchase of property or equipment at September 28, 2007.

Financing activities used $3.2 million of cash in the first three quarters of 2007. The Company is required to meet certain financial covenants in order to maintain borrowings under the agreement, pay dividends, and make acquisitions. The Company was in compliance with these covenants at September 28, 2007. As the agreement expires in May 2008, the Company is currently in the process of negotiating with a number of financial institutions for a new, long-term agreement. Upon signing a new agreement, the Company expects to record outstanding amounts, if any, under the new agreement as a non-current liability.

The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. Daily average borrowings for the 2007 third quarter were $4.8 million and $5.1 million in the 2007 year-to-date period.

During the first three quarters of 2007, the Company used approximately $1.9 million to purchase approximately 426,000 shares of its stock for treasury. At September 28, 2007, the Company was authorized to acquire approximately 0.9 million additional shares under its current repurchase program.

At September 28, 2007, consolidated shareholders’ equity totaled $64.5 million, an increase of $2.9 million from the December 31, 2006 total of $61.6 million. The increase is primarily due to net income of $3.0 million, the favorable effect of foreign currency translation of $1.0 million, $0.6 million of value for shares released from the stock trusts related to equity-based compensation and issuances of shares for exercised options, offset by the $1.9 million spent to purchase shares of the Company’s stock for treasury.

The Company believes existing internally available funds, cash potentially generated from operations, and available borrowings under the Company’s revolving line of credit totaling approximately $34.6 million at September 28, 2007, will be sufficient to meet foreseeable working capital, capital expenditure, and stock repurchase requirements, and to allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in either the first three quarters of 2006 or 2007.

Contractual Obligations

There have been no significant additional contractual obligations entered into by the Company during the 2007 third quarter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings, foreign currency exchange risk associated with the Company’s European operations, and investment valuation.

At September 28, 2007, the Company did not have an outstanding balance under its revolving credit agreement. Daily average borrowings for the 2007 third quarter were $4.8 million. Accordingly, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $48,000.

For the first three quarters of 2007 as compared to the first three quarters of 2006, there was a strengthening of the currencies of Belgium, the United Kingdom, Luxembourg and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. Had there been no change in these exchange rates from the year-to-date period in 2006 to the corresponding period in 2007, total European revenue would have been approximately $4.0 million lower, or $48.3 million as compared to the $52.3 million reported. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

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

Changes in Internal Control over Financial Reporting

The Company continues to review, revise and improve the effectiveness of the Company’s internal controls on a continuous basis. There have been no significant changes in the Company’s internal controls over financial reporting in connection with the Company’s 2007 third quarter evaluation that would materially affect, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There are no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuers Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Agreements
July 1 – July 31	63,445	$4.42	63,445	1,086,387
August 1 – August 31	87,669	$4.45	87,669	998,718
Sept. 1 – Sept. 28	83,225	$4.57	83,225	915,493

Total	234,339	$4.49	234,339

During February 2007, the Company announced an addition of 1.0 million shares to the Company’s existing repurchase authorization that remained from May 2005. The Company’s share repurchase programs do not have an expiration date, nor were there any share repurchase programs terminated during the 2007 third quarter.

*	Includes commissions paid

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Page
3(ii)	By-laws	21

31.(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	28

31.(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	29

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	30

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By:	/s/ Brendan M. Harrington
Brendan M. Harrington
Title:	Chief Financial Officer

Date: November 6, 2007