Form 10-K
period 2007-12-31
COMPUTER TASK GROUP INC
filed 2008-03-10
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Small reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO   ☒

The aggregate market value of the Registrant’s voting and non-voting common equity, computed by reference to the price at which the common equity was last sold on the last business day of the Registrant’s most recently completed second quarter was $69.4 million. Solely for the purposes of this calculation, all persons who are or may be executive officers or directors of the Registrant have been deemed to be affiliates.

The total number of shares of Common Stock of the Registrant outstanding at February 28, 2008 was 18,833,514

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) within 120 days of the end of the Company’s fiscal year ended December 31, 2007, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the SEC as part of this annual report on Form 10-K.

PART I

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry and economic conditions, including fluctuations in demand for IT services, (ii) the availability to us of qualified professional staff, (iii) domestic and foreign industry competition, (iv) rate and wage inflation or deflation, (v) risks associated with operating in foreign jurisdictions, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the IT solutions and staffing industry, taxes and the Company’s operations in particular, (vii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (viii) consolidation among the Company’s competitors or customers, (ix) the partial or complete loss of the revenue the Company generates from IBM, and (x) the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Item 1. Business

Overview

Computer Task Group, Incorporated (the Company, CTG, or the Registrant) was incorporated in Buffalo, New York on March 11, 1966, and its corporate headquarters are located at 800 Delaware Avenue, Buffalo, New York 14209 (716-882-8000). CTG is an international information technology (IT) solutions and staffing company. CTG employs approximately 3,400 people worldwide and serves customers through an international network of offices in North America and Europe. During 2007, the Company had six operating subsidiaries: Computer Task Group of Canada, Inc., providing services in Canada; and Computer Task Group Belgium N.V., Computer Task Group IT Solutions, S.A., Computer Task Group Luxembourg PSF, Computer Task Group (U.K.) Ltd., and CTG Deutschland GmbH, each primarily providing services in Europe.

Services

The Company operates in one industry segment, providing Information Technology (IT) services to its clients. These services include IT Staffing and IT Solutions. CTG provides these primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. Approximately 78% of consolidated 2007 revenue of $325.3 million was generated in North America and 22% in Europe. The Company’s IT Staffing and IT Solutions services are as follows:

•

IT Staffing: CTG recruits, retains, and manages IT talent for its clients. The Company services both large organizations with multiple locations and high-volume IT requirements, and companies that need to augment their own staff on a flexible basis. Our clients may require the services of our IT talent on a temporary or long-term basis. Our IT professionals generally work with the client’s in-house staff at our client’s place of business. Our recruiting organization works with customers to define their staffing requirements and develop competitive pricing to meet those requirements.

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

The Company’s solutions / staffing revenue was 32% / 68% for the year ended December 31, 2007 as compared to 30% / 70% for the year ended December 31, 2006, and 29% / 71% for the year ended December 31, 2005.

The Company promotes a majority of its services through three vertical market focus areas: Technology Service Providers, Healthcare (which includes services provided to health care providers, health insurers, and life sciences companies), and Financial Services. The vertical areas of Technology Service Providers, Healthcare, and Financial Services totaled 38%, 25%, and 11% of total consolidated revenue in 2007, 41%, 24%, and 10% of total consolidated revenue in 2006, and 41%, 24%, and 8% of total consolidated revenue in 2005, respectively. Outside of these three vertical market focus areas, the Company provides its services to customers in general industries, which totaled 26% of total consolidated revenue in 2007, 25% in 2006, and 27% in 2005, respectively.

International Business Machines Corporation (IBM) is CTG’s largest customer. CTG provides services to various IBM divisions in many locations. During 2004, the Company signed an addendum to the Technical Services Agreement it has with IBM making it a predominant supplier to IBM’s Systems and Technology Group. In 2006, the Company signed an addendum to this agreement which extends its expiration date to December 31, 2008. The agreement and the addendum accounted for approximately 90% of all of the services provided to IBM by the Company in 2007. In 2007, 2006, and 2005, IBM accounted for $104.6 million or 32.2%, $115.4 million or 35.3%, and $105.5 million or 35.8% of the Company’s consolidated revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue in 2007, 2006 or 2005.

Pricing and Backlog

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectibility of the amounts due is reasonably assured. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. Revenue from time-and-material projects totaled approximately 88%, 90% and 92% of consolidated revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue from such projects totaled approximately 8%, 6% and 5% of consolidated revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

Revenue for fixed price contracts is recognized as per the proportional method of accounting using an input-based approach whereby salary and indirect labor costs incurred are measured and compared to the total estimate of costs at completion for a project. Revenue is recognized based upon the percent complete calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed price projects that include significant amounts of material or other non-labor related costs which could distort the percent complete within a percentage complete calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our past experience on similar projects, and includes management judgments and estimates which affect the amount of revenue recognized on fixed price contracts in any accounting period. Revenue from fixed-price contracts accounted for under the percentage-of-completion method totaled approximately 4%, 4% and 3% of consolidated revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007 and 2006, the backlog for fixed-price and all managed-support contracts was approximately $38 million and $34.3 million, respectively. Approximately 77% or $29.3 million of the December 31, 2007 backlog is expected to be earned in 2008. Of the $34.3 million of backlog at December 31, 2006, approximately 73%, or $25.1 million was earned in 2007. Revenue is subject to seasonal variations, with a minor slowdown in months of high vacation and legal holidays (July, August, and December). Backlog does not tend to be seasonal; however, it does fluctuate based upon the timing of entry into long-term contracts.

Competition

The IT services market is highly competitive. The market is also highly fragmented with many providers with no single competitor maintaining a clear market leadership. Competition varies by location, the type of service provided, and the customer to whom services are provided. The Company’s competition comes from four major channels: large national or international vendors, including major accounting and consulting firms; hardware vendors and suppliers of packaged software systems; small local firms or individuals specializing in specific programming services or applications; and a customer’s internal data processing staff. CTG competes against all four of these channels for its share of the market. The Company believes that to compete successfully it is necessary to have a local geographic presence, offer appropriate IT solutions, provide skilled professional resources, and price its services competitively.

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

Intellectual Property

The Company has registered its symbol and logo with the U.S. Patent and Trademark Office and has taken steps to preserve its rights in other countries where it operates. CTG has entered into agreements with various software and hardware vendors from time to time in the normal course of business, and has capitalized certain costs under software development projects, none of which are significant to the business.

Employees

Our business depends on our ability to attract and retain qualified professional staff to provide services to our customers. The Company has a structured recruiting organization that works with our clients to meet their requirements by recruiting and providing high quality, motivated staff. We employ approximately 3,400 employees worldwide, with approximately 2,800 in the United States and Canada and 600 in Europe. Of these, approximately 3,000 are IT professionals and 400 are individuals who work in sales, recruiting, delivery, administrative and support positions. We believe that our relationship with our employees is good. No employees are covered by a collective bargaining agreement or are represented by a labor union. CTG is an equal opportunity employer.

Financial Information Relating to Foreign and Domestic Operations

The following table sets forth certain financial information relating to the performance of the Company in the United States, Belgium, other European countries, and other countries for the years ended December 31, 2007, 2006, and 2005. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” included in this report.

	2007	2006	2005
	(amounts in thousands)
Revenue from External Customers:
United States	$250,097	$265,386	$243,223
Belgium	50,786	41,500	32,940
Other European countries	21,311	17,447	15,384
Other countries	3,091	2,920	2,918

Total revenue	$325,285	$327,253	$294,465

Operating Income (Loss):
United States	$20,062	$18,957	$16,627
Europe	1,896	2,801	1,884
Other countries	(187)	(194)	(11)
Corporate and other	(15,247)	(14,710)	(13,575)

Total operating income	$6,524	$6,854	$4,925

Identifiable Assets:
United States	$70,590	$76,689	$100,620
Europe	26,662	18,849	13,817
Other countries	649	838	834
Corporate and other (1)	14,560	15,341	13,029

Total identifiable assets	$112,461	$111,717	$128,300

(1)	Corporate and other identifiable assets consist principally of cash and cash equivalents, investments, deferred income taxes, and other assets

Executive Officers of the Company

As of December 31, 2007, the following individuals were executive officers of the Company:

Name	Age	Office	Period During Which Served as Executive Officer	Other Positions and Offices with Registrant
James R. Boldt	56	Chairman, President and Chief Executive Officer	June 21, 2001 for President, July 16, 2001 for Chief Executive Officer, May 2002 for Chairman, all to date	Director

		Executive Vice President	February 2001 to June 2001

		Vice President, Strategic Staffing	December 2000 to September 2001

		Acting Chief Executive Officer	June 2000 to November 2000

		Vice President and Chief Financial Officer	February 12, 1996 to October 1, 2001

Michael J. Colson	45	Senior Vice President	January 3, 2005 to date	None

Arthur W. Crumlish	53	Senior Vice President	September 24, 2001 to date	None

Filip J.L. Gyde	47	Senior Vice President	October 1, 2000 to date	None

Brendan M. Harrington	41	Senior Vice President, Chief Financial Officer	September 13, 2006 to date	None

		Interim Chief Financial Officer	October 17, 2005 to September 12, 2006	None

Thomas J. Niehaus	46	Senior Vice President	July 22, 1999 to date	None

Peter P. Radetich	54	Senior Vice President, General Counsel	April 28, 1999 to date	Secretary

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

Mr. Crumlish was promoted to Senior Vice President in September 2001, and is currently responsible for the Company’s Strategic Staffing Services organization. Prior to that, Mr. Crumlish was Controller of the Company’s Strategic Staffing Services organization. Mr. Crumlish joined the Company in 1990.

Mr. Gyde was promoted to Senior Vice President in October 2000, at which time he assumed responsibility for all of the Company’s European operations. Prior to that, Mr. Gyde was Managing Director of the Company’s Belgium operation. Mr. Gyde has been with the Company since May 1987.

Mr. Harrington was promoted to Senior Vice President and Chief Financial Officer on September 13, 2006. Previously he was Interim Chief Financial Officer and Treasurer from October 17, 2005 to September 12, 2006. Prior to that, he held the position of Corporate Controller for the Company since May 2005. Mr. Harrington joined the Company in February 1994 and served in a number of managerial financial positions in the Company’s corporate and European operations before being appointed Corporate Controller.

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

Mr. Radetich joined the Company in June 1988 as Associate General Counsel, and was promoted to General Counsel and Secretary in April 1999.

Available Company Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act), and reports pertaining to the Company filed under Section 16 of the Exchange Act are available without charge on the Company’s website at www.ctg.com as soon as reasonably practicable after the Company electronically files the information with, or furnishes it to, the SEC. The Company’s code of ethics, committee charters and governance policies are also available without charge on the Company’s website at www.ctg.com/investors/corporategov.htm.

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

Decreases in demand for information technology (IT) solutions and staffing services in the future would cause an adverse effect on our revenue and operating results.

There was a steady decline in demand in the technology services sector from the second half of 1999 through 2003 as a recession in the technology industry negatively affected spending for IT services. We believe that staffing demand began to increase in 2004, and returned to more normalized levels in 2005 for the first time in five years. Overall, staffing demand was positive in 2006 and 2007. However, the U.S. economy, where the Company performed greater than 75% of its business in 2007, has significantly deteriorated in the second half of 2007 and early 2008 primarily due to subprime mortgage issues, the high cost of oil, and other economic concerns. These negative pressures on the economy have led to a contraction of the credit markets, and many believe may lead to a recession in 2008. Declines in spending for IT services in 2008 or future years may adversely affect our operating results in the future as they have in the past.

Our business depends on a large number of highly qualified professionals and if we are not able to recruit and retain a sufficient number of these professionals, we would not be able to provide high quality services to our current and future customers, which would have an adverse effect on our revenue and operating results.

We actively compete with many other IT service providers for qualified professional staff. The availability or lack thereof of qualified professional staff may affect our ability to provide services and meet the needs of our customers in the future. An inability to fulfill customer requirements due to a lack of available qualified staff at agreed upon rates may adversely impact our operating results in the future.

Increased competition and the bargaining power of our large customers may cause our billing rates to decline, which would have an adverse effect on our revenue and, if we are unable to control our personnel costs accordingly, our operating results.

We have experienced several reductions in the rates for which we bill for services from some of our larger customers during highly competitive periods in the past. Additionally, we actively compete against many other companies for business with new and existing clients. Competitive pressures may lead to a further decline in the rates that we bill our customers for services, which may adversely affect our operating results in the future.

The currency, legislative, tax, regulatory and economic risks associated with international operations could have an adverse effect on our operating results if we are unable to mitigate or hedge these risks.

We have operations in the United States and Canada in North America, and in Belgium, the United Kingdom, Luxembourg and Germany in Europe. Although our foreign operations conduct their business in their local currencies, they are subject to currency fluctuations. Each of our operations is subject to legislation, employment and tax law changes, and economic climates. These factors related to our foreign operations are different than those of the United States. Although we actively manage these foreign operations with local management teams, economic conditions or other changes beyond our control may negatively affect our overall operating results.

We derive a significant portion of our revenue from a single customer and a significant reduction in the amount of IT services requested by this customer would have an adverse effect on our revenue and operating results.

In 2007, International Business Machines (IBM) was our largest customer, accounting for $104.6 million or 32.2% of consolidated revenue. The Company’s accounts receivable balance from IBM at December 31, 2007 totaled $10.3 million. During 2004, we signed an addendum to the Technical Services Agreement with IBM making us a predominant supplier to IBM’s Systems and Technology Group. In 2006, the Company signed an addendum to this agreement which extends its expiration date to December 31, 2008. We expect to continue to derive a significant portion of our revenue from IBM in 2008 and in future years. However, a significant decline or the loss of the revenue from IBM would have a significant negative effect on our operating results. No other customer accounted for more than 10% of our revenue in 2007, 2006 or 2005.

The IT services industry is highly competitive and fragmented, which means that our customers have a number of choices for providers of IT services and we may not be able to compete effectively.

The market for our services is highly competitive. The market is fragmented, and no company holds a dominant position. Consequently, our competition for client requirements and experienced personnel varies significantly by geographic area and by the type of service provided. Some of our competitors are larger and have greater technical, financial, and marketing resources and greater name recognition than we have in the markets we collectively serve. In addition, clients may elect to increase their internal IT systems resources to satisfy their custom software development and integration needs. Finally, our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India). There can be no assurance that we will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.

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

The Financial Accounting Standards Board (FASB), the SEC, and the Public Company Accounting Oversight Board (PCAOB) or other accounting rulemaking authorities may issue new accounting rules or standards that are different than those that we presently apply to our financial results. Such new accounting rules or standards could require significant changes from the way we currently report our financial condition, results of operations or cash flows.

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

Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. We perform approximately 88% of our services on a time and materials basis. As such, our customers generally have the right to terminate a contract with us upon written notice without the payment of any financial penalty. Client projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages of a project or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors that are beyond our control and are unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client, changes in client strategies or the economy in general. When contracts are terminated, we lose the associated revenue and we may not be able to eliminate the associated costs in a timely manner. Consequently, our operating results in subsequent periods may be lower than expected. Our clients can cancel or reduce the scope of their engagements with us on short notice. If they do so, we may be unable to reassign our professionals to new engagements without delay. The cancellation or reduction in scope of an engagement could, therefore, reduce the utilization rate of our professionals, which would have a negative impact on our business, financial condition, and results of operations. As a result of these and other factors, our past financial performance should not be relied on as a guarantee of similar or better future performance. Due to these factors, we believe that our results of operations may fluctuate from period-to-period in the future.

The introduction of new IT products or services may render our existing IT Staffing, IT Solutions, or outsourcing service offerings to be obsolete, which, if we are unable to keep pace with these corresponding changes, could have an adverse effect on our business.

Our success depends, in part, on our ability to implement and deliver strategic IT Staffing, IT Solutions, and outsourcing services that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace. Also, services, solutions and technologies developed by our competitors may make our staffing, solution or outsourcing offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our ability to obtain and successfully complete client engagements.

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

We have goodwill totaling approximately $35.7 million at December 31, 2007 resulting from our acquisition of Elumen Solutions, Inc. (Elumen) in early 1999. Elumen provided IT services into healthcare and related companies, and was merged with the Company’s existing staff which also served the healthcare industry. At least annually, we evaluate this goodwill for impairment based on the fair value of the business operations to which this goodwill relates. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of such companies decreases based on transactions involving similar companies which could occur given the recent economic downturn in the countries in which the Company operates, or there is a permanent, negative change in the market demand for the services offered by this business unit. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns and occupies a headquarters building at 800 Delaware Avenue, and an office building at 700 Delaware Avenue, both located in Buffalo, New York, operated by CTG of Buffalo, and part of the Company’s North American operations. The corporate headquarters consists of approximately 40,000 square feet and is occupied by corporate administrative operations. The office building consists of approximately 39,000 square feet and is also occupied by corporate administrative operations. At December 31, 2007, these properties were not mortgaged or pledged as collateral against the Company’s existing revolving credit agreement.

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

Item 3. Legal Proceedings

The Company and its subsidiaries are involved from time to time in various legal proceedings arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving the Company and its subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters, if any, to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

The Company’s common stock is traded on The NASDAQ Stock Market LLC under the symbol CTGX. Prior to June 6, 2006, the Company’s common stock was traded on the New York Stock Exchange under the symbol CTG. The following table sets forth the high and low sales prices for the Company’s common stock for each quarter of the previous two years.

Stock Price	High	Low
Year ended December 31, 2007
Fourth Quarter	$6.05	$4.02
Third Quarter	$5.12	$4.14
Second Quarter	$4.98	$4.15
First Quarter	$4.80	$4.10

Year ended December 31, 2006
Fourth Quarter	$4.90	$3.57
Third Quarter	$5.00	$3.40
Second Quarter	$6.00	$3.91
First Quarter	$4.60	$3.80

On February 26, 2008, there were 2,346 record holders of the Company’s common shares. The Company has not paid a dividend since 2000. The Company paid an annual cash dividend of $.05 per share from 1993 to 2000 and, prior to that, paid $.025 per share annually since 1976 plus a 10% share dividend in 1980. The Company is required to meet certain financial covenants under its current revolving credit agreement in order to pay dividends. The Company was in compliance with these financial covenants at December 31, 2007. The determination of the timing, amount and payment of dividends on the Company’s common stock in the future is at the discretion of the Board of Directors and will depend upon, among other things, the Company’s profitability, liquidity, financial condition, capital requirements and compliance with the aforementioned financial covenants.

For information concerning common stock issued in connection with the Company’s equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities

The chart below reflects purchases by the Company of its common stock during the fourth quarter ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share *	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
September 29 - October 31	130,482	$4.51	130,482	785,011
November 1 - November 30	249,900	$5.06	249,900	535,111
December 1 - December 31	118,882	$5.34	118,882	416,229

Total	499,264	$4.98	499,264	416,229

During February 2007, the Company’s Board of Director’s authorized a total of 1.0 million shares for future stock repurchases. In February 2008, the Board of Directors authorized the repurchase of an additional 1.0 million shares. The share repurchase program does not have an expiration date, nor was it terminated during the fourth quarter of 2007.

*	Includes commissions paid

Company Performance Graph

The following graph displays a five-year comparison of cumulative total shareholder returns for the Company’s common stock, the S&P 500 Index, the Dow Jones U.S. Computer Services Index, and a peer group (Peer Group), assuming a base index of $100 at the end of 2002. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the period, assuming dividend reinvestment, and (B) the difference between the Company’s share price at the end and the beginning of the period by (2) the share price at the beginning of the period. The calculations were made excluding trading commissions and taxes.

	Base Period	INDEXED RETURNS Years Ending
	Dec 02	Dec 03	Dec 04	Dec 05	Dec 06	Dec 07
Computer Task Group, Inc.	100	111.46	160.46	113.18	136.10	158.45
S&P 500 Index	100	128.68	142.69	149.70	173.34	182.86
Dow Jones U.S. Computer Services Index	100	134.18	146.28	129.26	153.87	166.82
Peer Group	100	138.85	146.20	164.08	157.42	168.19

For 2007, the Company has added the Dow Jones U.S. Computer Services Index to its company performance graph. The Company’s Peer Group consists of Analysts International Corp., Ciber, Inc., Computer Horizons Corp., Compuware Corporation, and Technology Solutions Corp. In the past, there were additional companies in CTG’s peer group, but several were acquired or sold in recent years including one in 2007, and CTG can no longer compare its shareholder return results to those companies. These changes leave the Peer Group index with only five remaining companies at December 31, 2007, which CTG does not consider to be adequate to make a proper comparison of shareholder returns. Accordingly, the Dow Jones U.S. Computer Services Index has been added to the shareholder return chart in 2007 and will replace the Peer Group index beginning in 2008.

Item 6. Selected Financial Data

Consolidated Summary – Five-Year Selected Financial Information

The selected operating data and financial position information set forth below for each of the years in the five-year period ended December 31, 2007 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” included in this report. Information reported for 2003 has been revised, as applicable, to reflect the disposition of CTG Nederland, B.V. effective January 1, 2004.

(amounts in millions, except per-share data)	2007	2006	2005	2004		2003
	(1, 2)	(2)
Operating Data
Revenue	$325.3	$327.3	$294.5	$237.1		$245.5
Operating income	$6.5	$6.9	$4.9	$3.1		$5.5
Income from continuing operations	$4.2	$3.5	$2.4	$3.0		$2.7
Net income (loss)	$4.2	$3.5	$2.4	$(1.4	) (3)	$2.7
Basic net income per share from continuing operations	$0.26	$0.21	$0.14	$0.18		$0.16
Basic net income (loss) per share	$0.26	$0.21	$0.14	$(0.09	) (3)	$0.16
Diluted net income per share from continuing operations	$0.25	$0.21	$0.14	$0.17		$0.16
Diluted net income (loss) per share	$0.25	$0.21	$0.14	$(0.08	) (3)	$0.16
Cash dividend per share	$–	$–	$–	$–		$–

Financial Position
Working capital	$23.2	$21.7	$40.3	$17.2		$16.5
Total assets	$112.5	$111.7	$128.3	$103.8		$101.4
Long-term debt	$–	$–	$23.2	$–		$–
Shareholders’ equity	$65.1	$61.6	$57.5	$57.0		$56.6

(1)	During 2007, the Company received two unsolicited merger proposals from RCM Technologies, Inc. After consideration of the proposals, the Company’s Board of Directors unanimously determined that the proposals were inadequate and did not reflect the value inherent in CTG’s business and the Company’s potential growth opportunities. In 2007, included in operating income, the Company recorded $0.7 million related to advisory fees incurred in conjunction with its consideration of the two unsolicited merger proposals.

(2)	During 2006, the Company adopted the provisions of FAS 123R, “Share-Based Payment” (FAS 123R) and related interpretations. The Company recognized compensation expense of $863,000 and $856,000 in 2007 and 2006, respectively, in its consolidated statements of operations as selling, general and administrative expenses. The tax benefit recorded for this compensation expense was $294,000 and $260,000 in 2007 and 2006, respectively, resulting in a net after tax cost to the Company of $569,000 in 2007 and $596,000 in 2006. For additional information regarding the adoption and use of FAS 123R, see note 1 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” included in this report.

(3)	Includes a loss from discontinued operations of approximately $4.4 million, or $0.27 per basic share and $0.25 per diluted share from the disposition of CTG Nederland, B.V. effective January 1, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry and economic conditions, including fluctuations in demand for IT services, (ii) the availability to us of qualified professional staff, (iii) domestic and foreign industry competition, (iv) rate and wage inflation or deflation, (v) risks associated with operating in foreign jurisdictions, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the IT solutions and staffing industry, taxes and the Company’s operations in particular, (vii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (viii) consolidation among the Company’s competitors or customers, (ix) the partial or complete loss of the revenue the Company generates from IBM, and (x) the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company’s reports filed with the SEC.

Industry Trends

The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve. The pace of technology change and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been strong. We have responded to these challenging business conditions by focusing on two main services, which are providing IT solutions and strategic staffing to our clients. The Company’s solutions / staffing revenue was 32% / 68% for the year ended December 31, 2007, 30% / 70% for the year ended December 31, 2006, and 29% / 71% for the year ended December 31, 2005.

The Company has promoted a majority of our services through three vertical market focus areas, which are technology service providers, healthcare (which includes services provided to health care providers, health insurers, and life sciences companies), and financial services. The vertical areas of technology service providers, healthcare, and financial services totaled 38%, 25%, and 11% of total consolidated revenue in 2007, 41%, 24%, and 10% of total consolidated revenue in 2006 and 41%, 24%, and 8% of total consolidated revenue in 2005, respectively. Outside of these three vertical market focus areas, the Company provides its services to customers in general industries, which totaled 26% of total consolidated revenue in 2007, 25% in 2006, and 27% in 2005, respectively. We have also closely monitored and managed the utilization of our billable personnel, and have actively managed our selling, general and administrative costs as a percentage of revenue.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectibility of the amounts due is reasonably assured. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. Revenue from time-and-material projects totaled approximately 88%, 90% and 92% of consolidated revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue from such projects totaled approximately 8%, 6% and 5% of consolidated revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

Revenue for fixed price contracts is recognized as per the proportional method of accounting using an input-based approach whereby salary and indirect labor costs incurred are measured and compared to the total estimate of costs at completion for a project. Revenue is recognized based upon the percent complete calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed price projects that include significant amounts of material or other non-labor related costs which could distort the percent complete within a percentage complete calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our past experience on similar projects, and includes management judgments and estimates which affect the amount of revenue recognized on fixed price contracts in any accounting period. Revenue from fixed-price contracts accounted for under the percentage-of-completion method totaled approximately 4%, 4% and 3% of consolidated revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

Results of Operations

The table below sets forth data as contained on the consolidated statements of income, with the percentage information calculated as a percentage of consolidated revenue as reported on the Company’s consolidated statements of income as included in Item 8, “Financial Statements and Supplementary Data” in this report.

Year ended December 31,	2007	2006	2005
(percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Direct costs	77.7%	77.3%	77.0%
Selling, general, and administrative expenses	20.3%	20.6%	21.3%
Operating income	2.0%	2.1%	1.7%
Interest and other income (expense), net	0.1%	(0.2)%	(0.5)%
Income before income taxes	2.1%	1.9%	1.2%
Provision for income taxes	0.8%	0.8%	0.4%
Net income	1.3%	1.1%	0.8%

2007 as compared to 2006

In 2007, the Company recorded revenue of $325.3 million, a decrease of 0.6% as compared to revenue of $327.3 million recorded in 2006. Revenue from the Company’s North American operations totaled $253.2 million in 2007, a decrease of 5.7% when compared to revenue of $268.4 million in 2006. Revenue from the Company’s European operations totaled $72.1 million in 2007, an increase of 22.4% when compared to 2006 revenue from European operations of $58.9 million. The European revenue represented 22.2% and 18.0% of 2007 and 2006 consolidated revenue, respectively. The Company’s revenue includes reimbursable expenses billed to customers. These expenses totaled $7.9 million and $9.4 million in 2007 and 2006, respectively.

In North America, the revenue decrease in 2007 as compared to 2006 is primarily the result of the reduction in demand that occurred from IBM in the 2006 third quarter, partially offset by increases in the Company’s solutions business. The 2006 customer headcount reduction resulted in an estimated annual loss of approximately $35 million in revenue. The areas of greatest demand in the solutions practice have been testing, clinical transformation projects, and transitional outsourcing. As a result of this increase in demand for the Company’s solutions services, coupled with the reduction in the 2006 third quarter of the staffing headcount, the mix of the Company’s solutions / staffing revenue increased to 32% / 68% at December 31, 2007 from 30% / 70% at December 31, 2006.

The significant increase in revenue in the Company’s European operations was in part due to the addition of billable staff as compared to the prior year as demand for the Company’s solution offerings, primarily in the testing area, was strong for most of 2007. The staffing business in Europe remained relatively consistent year-over-year. Significantly adding to the increase in year-over-year revenue was the strength of the currencies of Belgium, the United Kingdom, Luxembourg, and Germany the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. Had there been no change in these exchange rates from the 2006 to 2007, total European revenue would have been approximately $6.1 million lower, or $66.0 million as compared to the $72.1 million reported.

In 2007, IBM was the Company’s largest customer, accounting for $104.6 million or 32.2% of consolidated revenue as compared to $115.4 million or 35.3% of 2006 consolidated revenue. During 2004, the Company signed an addendum to the Technical Services Agreement it has with IBM making it a predominant supplier to IBM’s Systems and Technology Group which has driven a large portion of the increase in the demand for the Company’s staffing services. In 2006, the Company signed an addendum to this agreement which extends its expiration date to December 31, 2008. We expect to continue to derive a significant portion of our revenue from IBM in 2008 and in future years. However, a significant decline or the loss of the revenue from IBM, as occurred in the 2006 third quarter, would have a significant negative effect on our operating results. The Company’s accounts receivable from IBM at December 31, 2007 and December 31, 2006 totaled $10.3 million and $10.9 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in either 2007 or 2006.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 77.7% of 2007 revenue as compared to 77.3% of 2006 revenue. The slight increase in direct costs as a percentage of revenue in 2007 as compared to 2006 is primarily due to a decrease in utilization of billable personnel late in 2007 as compared to 2006, primarily in our European operations. This decrease in utilization was partially offset by an increase in the amount of solutions business in the Company’s sales mix during 2007, which generally yields higher margins than the Company’s staffing business.

Selling, general and administrative (SG&A) expenses were 20.3% of revenue in 2007 as compared to 20.6% of revenue in 2006. Overall, the decrease in SG&A expense as a percentage of revenue reflects the Company’s continued efforts to control and reduce its SG&A costs throughout the Company as a percentage of revenue. Additionally, during the second and third quarters of 2007, the Company received two unsolicited merger proposals from RCM Technologies, Inc. After consideration of the proposals, the Company’s Board of Directors unanimously determined that the proposals were inadequate and did not reflect the value inherent in CTG’s business and the Company’s potential growth opportunities. In 2007, included in SG&A expenses, the Company recorded $0.7 million related to advisory fees incurred in conjunction with its consideration of the two unsolicited merger proposals. Additionally, in the 2007 fourth quarter, the Company reserved for approximately $0.2 million of its accounts receivable balances related to a customer that declared bankruptcy.

Operating income was 2.0% of revenue in 2007 as compared to 2.1% of revenue in 2006. The Company’s operating income as a percentage of revenue generally increased throughout 2007 primarily due to a shift in the Company’s business mix to a higher percentage of solutions business as compared to staffing. However, operating income in 2007 was reduced due to the advisory fees and accounts receivable reserve described above. Operating income from North American operations was $4.6 million in 2007 as compared to $4.1 million in 2006, while European operations recorded operating income of $1.9 million in 2007 and $2.8 million in 2006. European operating income decreased year-over-year due to less utilization of its billable personnel in 2007 and higher administrative costs to support the revenue growth in Europe.

Interest and other income (expense), net was 0.1% of revenue in 2007 and (0.2) % in 2006. During the 2007 first quarter, the Company sold an investment resulting in a gain of approximately $0.6 million. Additionally, there was less interest expense as a percentage of revenue in 2007 as compared to 2006 as the Company entered into an advance payment program with a significant customer in 2006 that affected only a portion of the first quarter of 2006. During 2007, the average outstanding debt balance was $5.0 million as compared to $6.6 million in 2006.

The Company’s effective tax rate (ETR) is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The Company’s normal ETR is approximately 37-41%. The 2007 ETR was 37.6%. The 2007 ETR was at the low end of the range primarily due to several items that decreased tax expense by approximately $0.1 million, net. The Company decreased the valuation allowance for the net operating loss for U.S. state jurisdictions by approximately $0.2 million, which was offset by adding approximately $0.1 million to its tax reserves due to changes in estimate of recoverability. Without these items the 2007 ETR would have been approximately 39.1%. The 2006 ETR was 43.2%. The 2006 ETR was higher than normal primarily due to several items that increased tax expense by approximately $0.2 million, including adding approximately $0.1 million to its tax reserves due to a change in estimate of recoverability, and an increase in the valuation allowance for net operating losses for Canada by approximately $0.1 million in the 2006 fourth quarter. Without these items, the 2006 ETR would have been approximately 39.5%.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (Interpretation 48) on January 1, 2007. Upon implementation of Interpretation 48, the Company was not required to recognize any increase in its liability for unrecognized tax benefits.

Net income for 2007 was 1.3% of revenue or $0.25 per diluted share, compared to net income of 1.1% of revenue or $0.21 per diluted share in 2006. Diluted earnings per share were calculated using 16.7 million weighted-average equivalent shares outstanding in both 2007 and 2006. The dilutive effect of incremental shares outstanding under the Company’s equity-based compensation plans in 2007 was offset by purchases of shares for treasury by the Company during 2007.

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

During 2006, the Company has experienced a slight increase in demand for the high-growth IT solutions business in which it is focused. The areas of greatest demand in the solutions practice have been testing, clinical transformation projects, and transitional outsourcing. As a result of this increase in demand, coupled with the reduction in the 2006 third quarter of the staffing headcount previously discussed, the mix of the Company’s solutions / staffing revenue increased to 30% / 70% at December 31, 2006 from 29% / 71% at December 31, 2005.

The significant increase in revenue in the Company’s European operations was also primarily due to the addition of billable staff as compared to the prior year as demand for the Company’s solution offerings, primarily in the testing area, remained strong. The staffing business in Europe has remained relatively consistent year-over-year. Adding to the increase in year-over-year revenue was the strength of the currencies of Belgium, the United Kingdom, and Luxembourg, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. If there had been no change in these exchange rates from 2005 to 2006, total European revenue would have been approximately $0.5 million lower, or $58.4 million, as compared to the $58.9 million reported.

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

SG&A expenses were 20.6% of revenue in 2006 as compared to 21.3% of revenue in 2005. The decrease in SG&A expense as a percentage of revenue reflects the Company’s continued efforts to control and reduce its SG&A costs in various areas as a percentage of revenue. On January 1, 2006, the Company adopted the provisions of FAS 123R, “Share-Based Payment” and related interpretations. With the adoption of the standard, the calculated cost of its stock-based compensation awards is recognized in the Company’s statement of income over the period in which an employee or director is required to provide the services for its award. The Company recognized compensation expense of $856,000 in 2006.

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

The ETR is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The Company’s normal ETR is approximately 37-41%. The 2006 ETR was 43.2%. The 2006 ETR was higher than normal primarily due to several items that increased tax expense by approximately $0.2 million. The Company added approximately $0.1 million to its tax reserves due to a change in estimate of recoverability, and increased the valuation allowance for the net operating loss for Canada by approximately $0.1 million in the fourth quarter of 2006. Without these items the 2006 ETR would have been approximately 39.5%. The 2005 ETR was 31.8%. The 2005 ETR was lower than normal primarily due to several items that created net tax benefits totaling approximately $0.3 million. The Company released a net amount of approximately $0.1 million from its tax reserves primarily due to a change in judgment and settlement of open items, and also reduced a valuation allowance for its net operating loss for Canada by approximately $0.2 million in the fourth quarter of 2005. Without these items the Company’s 2005 ETR would have been approximately 40.1%.

Net income for 2006 was 1.1% of revenue or $0.21 per diluted share, compared to net income of 0.8% of revenue or $0.14 per diluted share in 2005. Diluted earnings per share were calculated using 16.7 million and 17.1 million weighted-average equivalent shares outstanding in 2006 and 2005, respectively. The year-over-year decrease in shares is primarily due to treasury stock purchases made in 2006.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This FAS required the Company to recognize the overfunded or underfunded status of its defined benefit plans as either assets or liabilities, as applicable, in its consolidated balance sheets. The Company adopted these provisions of this FAS for the year ended December 31, 2006. Beginning for the year ended December 31, 2008, the FAS also requires the Company to measure the funded status of its plans as of the date of its year-end. Previously, the Company has measured the funded status of its pension plan in The Netherlands as of the end of is fiscal month of September. However, in 2008, that plan will be measured as of December 31, 2008. Although the Company is currently evaluating the effect that the adoption this FAS will have on its financial condition or results of operations, it does not believe the impact will be material.

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

Goodwill Valuation

The goodwill balance of $35.7 million is evaluated annually or more frequently if facts and circumstances indicate impairment may exist. This evaluation, as applicable, is based on estimates and assumptions that may be used to analyze the appraised value of similar transactions from which the goodwill arose, the appraised value of similar companies, or estimates of future discounted cash flows. The estimates and assumptions on which the Company’s evaluations are based necessarily involve judgments and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events.

At our respective measurement dates for 2007, 2006 and 2005, with the assistance of an independent appraisal company, the Company completed its annual valuation of the business unit to which the Company’s goodwill relates. These valuations indicated that the estimated fair value of the business unit exceeded the carrying value of this unit in each period. Additionally, there are no facts or circumstances that arose during 2005, 2006 or 2007 that led management to believe the goodwill was impaired. Accordingly, the Company believes no impairment was required to be recorded in its consolidated financial results. Changes in business conditions which could impact future valuations however, could lead to impairment charges.

Income Taxes – Deferred Taxes and Valuation Allowances

At December 31, 2007, the Company had a total of approximately $6.2 million of current and non-current net deferred tax assets recorded on its consolidated balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At December 31, 2007, the Company had deferred tax assets recorded resulting from net operating losses totaling approximately $2.9 million. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at December 31, 2007, the Company had offset a portion of these assets with a valuation allowance totaling $2.5 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.4 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. An additional 1% increase in the ETR in 2007 would have reduced net income by approximately $68,000.

Defined-Benefit Pension Plans – Discount Rates and Expected Return on Plan Assets

The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (ESBP) that provides certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The plan was amended as of November 30, 1994, to freeze benefits for participants at that time. The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V., in the first quarter of 2004. Benefits paid under the NDBP are a function of a percentage of career average pay. The NDBP was curtailed for additional contributions in January 2003.

For the ESBP, the discount rate used in 2007 to calculate the benefit obligation was 6.57%, which is reflective of a series of bonds that are included in the Moody’s Aa long-term corporate bond yield whose cash flow approximates the payments to participants under the ESBP for the remainder of the plan. This rate was an increase of 77 basis points from the rate used in the prior year to calculate the benefit obligation and resulted in a decrease in the plan’s liabilities of approximately $0.5 million.

For the NDBP, the discount rate used in 2007 to calculate the benefit obligation was 5.3%, which is reflective of the current return on long-term corporate bonds that have a remaining life of greater than 10 years which corresponds to the remaining average life of the plan. This rate was an increase of 70 basis points from the rate used in the prior year and resulted in a decrease in the plan’s liabilities of approximately $0.9 million. The expected return on plan assets for 2007 was 5% or approximately $0.3 million. The assets in the NDBP are 20% invested in the Aegon World Equity Fund. This fund invests in global equities, with a small portion of the fund in new or emerging economies. The remaining 80% of the assets are invested as determined by Aegon with no direction from the Company, with a guaranteed minimum return to the Company of 4%. The Company’s investments were allocated as indicated above in 2005, 2006 and 2007, and the Company does not anticipate changing these allocation percentages going forward. The expected return on plan assets for 2007 was a function of the average historical return of 4.5% on the 80% of the funds invested by Aegon, and an estimated return of 9% on the 20% of the funds invested in the Aegon Equity Fund. The three year return to the Company on the Aegon Equity Fund was approximately 16%. In 2007, the actual return on plan assets approximated the expected return on plan assets.

Other Estimates

The Company has also made a number of estimates and assumptions relating to the reporting of other assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements pursuant to the rules and regulations of the SEC. Such estimates primarily relate to the valuation of stock options for recording equity-based compensation expense, allowances for doubtful accounts receivable, investment valuation, legal matters, and estimates of progress toward completion and direct profit or loss on contracts, as applicable. Actual results could differ from these estimates.

Financial Condition and Liquidity

Cash provided by operating activities in 2007 was $5.2 million. Net income was $4.2 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, deferred compensation, and a gain on investments totaled $3.7 million. The accounts receivable balance decreased $2.2 million primarily due to the decrease in the timing of the collection of outstanding invoices resulting in a decrease in days sales outstanding to 58 days at December 31, 2007 from 63 days at December 31, 2006. Prepaid and other assets increased $0.5 million due to the purchase of certain items prior to year-end, while other assets increased $1.3 million primarily due to the increase in cash surrender value of Company owned life insurance policies and the change in the discount rate for the NDBP which increased the net asset of the plan by approximately $1.2 million. Accounts payable increased $1.0 million due to the timing of certain payments at year-end. Accrued compensation decreased $2.7 million primarily due to the timing of payments to subcontractors near year-end 2007, which resulted in a year-over-year decrease of $2.3 million in the amount owed to subcontractors. Advance billings on contracts decreased $1.1 million due to the timing of billings on customer accounts near the end of 2007.

Investing activities used $1.1 million in 2007, including $2.1 million spent for additions to property and equipment, offset by $0.8 million received from the sales of investments and $0.2 million received from an insurance claim. The Company has no significant commitments for the purchase of property or equipment at December 31, 2007.

Financing activities used $4.9 million of cash in 2007. For December 31, 2007, there were no net borrowings on the Company’s revolving credit line. The Company is required to meet certain financial covenants in order to maintain borrowings under its revolving line of credit agreement, which allows the Company to borrow up to $35 million, pay dividends, and make acquisitions. The Company was in compliance with these covenants at December 31, 2007. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. Daily average borrowings for 2007 were approximately $5.0 million.

During 2007, the Company used $4.4 million to purchase approximately 0.9 million shares of its stock for treasury. At December 31, 2007, approximately 0.4 million shares remain authorized for future purchases. During February 2008, the Company’s Board of Director’s authorized an additional 1.0 million shares be added to the remaining shares in the current buyback authorization.

At December 31, 2007, the Company has restricted use to approximately $0.4 million of its cash and cash equivalents as the funds are held as a guarantee by a financial institution for leased office space.

The Company believes existing internally available funds, cash potentially generated from operations, and available borrowings under the Company’s revolving line of credit totaling approximately $34.6 million at December 31, 2007, will be sufficient to meet foreseeable working capital, capital expenditure, and stock repurchase requirements, and to allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in either 2007, 2006 or 2005.

Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations. See Item 7A, “Quantitative and Qualitative Disclosure about Market Risk” in this report.

Contractual Obligations

A summary of the Company’s contractual obligations at December 31, 2007 is as follows:

(in millions)		Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-term debt	A	$–	$–	$–	$–	$–
Capital lease obligations	B	0.0	0.0	–	–	–
Operating lease obligations	C	20.5	6.7	8.0	2.2	3.6
Purchase obligations	D	1.8	1.6	0.2	–	–
Deferred compensation benefits (U.S.)	E	8.6	1.2	1.5	1.5	4.4
Deferred compensation benefits (Europe)	F	–	–	–	–	–
Other long-term liabilities	G	0.5	0.2	0.1	0.1	0.1
Unrecognized tax benefits	H	0.3	0.1	0.2	–	–

Total		$31.7	$9.8	$10.0	$3.8	$8.1

A	In February 2008, the Company entered into an amendment to its revolving credit agreement (Agreement) which allows the Company to borrow up to $35 million. This Agreement has a term of three years and expires in April 2011. The Company uses this facility to fund its working capital obligations as needed, primarily including funding the U.S. bi-weekly payroll. The Company currently has two outstanding letters of credit totaling approximately $0.4 million that collateralize an office lease and an employee benefit program.

B	The Company has one capital lease totaling less than $50,000, and is not committed to enter any other capital lease obligations at this time.

C	Operating lease obligations relate to the rental of office space, office equipment, and automobiles leased in the Company’s European operations. Total rental expense under operating leases in 2007, 2006, and 2005 was approximately $7.4 million, $6.3 million, and $6.3 million, respectively.

D	The Company is currently obligated for purchase obligations in 2008, 2009 and 2010 to spend approximately $1.8 million, including $0.5 million for software maintenance and support fees, $0.3 million for computer-based training courses, $0.2 million for advisory fees related to the consideration of the unsolicited merger proposal from RCM Technologies, Inc., $0.1 million for professional organization memberships, $0.1 million for recruiting services, $0.4 million for telecommunications, and $0.2 million for equipment.

E	The Company is committed for deferred compensation benefits in the U.S. under two plans. The Executive Supplemental Benefit Plan (ESBP) provides certain former key executives with deferred compensation benefits. The ESBP was amended as of November 30, 1994 to freeze benefits for participants at that time. Currently, 13 individuals are receiving benefits under this plan. The ESBP is deemed to be unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities.

The Company also has a non-qualified defined-contribution deferred compensation plan for certain key executives. Contributions to this plan in 2007 were $0.4 million. The Company anticipates making contributions totaling approximately $0.4 million in 2008 to this plan for amounts earned in 2007.

F	The Company retained a contributory defined-benefit plan for its previous employees located in The Netherlands when the Company disposed of its subsidiary, CTG Nederland B.V. This plan was curtailed on January 1, 2003 for additional contributions. As this plan is fully funded at December 31, 2007, the Company does not anticipate making additional payments to fund the plan in future years.

G	The Company has other long-term liabilities including payments for a postretirement benefit plan and payments for taxes.

H	The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (Interpretation 48) on January 1, 2007. The Company’s unrecognized tax benefits relate to positions taken on its tax returns which may be adjusted upon audit and for which the Company has reserved.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations.

In February 2008, the Company entered into an amendment of its revolving credit agreement which allows the Company to borrow up to $35 million based upon available collateral. At both December 31, 2007 and 2006, there were no amounts outstanding under this agreement. Additionally, at both December 31, 2007 and 2006, there were $0.4 million outstanding under letters of credit under this Agreement.

The maximum amounts outstanding under the Company’s revolving credit agreements during 2007, 2006, and 2005 were $13.7 million, $23.9 million, and $29.4 million, respectively. Average bank borrowings outstanding for the years 2007, 2006, and 2005 were $5.0 million, $6.6 million, and $17.3 million, respectively, and carried weighted-average interest rates of 7.0%, 7.8%, and 6.0%, respectively. Accordingly, during 2007 a one percent increase in the weighted-average interest rate would have cost the Company an additional $50,000. The Company incurred commitment fees totaling approximately $0.1 million in each of 2007, 2006 and 2005 relative to the agreements.

During 2007, revenue was affected by the year-over-year foreign currency exchange rate changes of Belgium, the United Kingdom, Luxembourg and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom, the functional currency is the British pound. Had there been no change in these exchange rates from the 2006 to 2007, total European revenue would have been approximately $6.1 million lower, or $66.0 million as compared to the $72.1 million reported. Operating income in Europe was not significantly affected by year-over-year exchange rate changes in these countries. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Computer Task Group, Incorporated:

We have audited the accompanying consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Task Group, Incorporated and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 7 to the consolidated financial statements, during 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Computer Task Group, Incorporated’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Buffalo, New York
March 7, 2008

Consolidated Statements of Income

Year ended December 31, (amounts in thousands, except per-share data)	2007	2006	2005
Revenue	$325,285	$327,253	$294,465
Direct costs	252,889	253,101	226,663
Selling, general, and administrative expenses	65,872	67,298	62,877
Operating income	6,524	6,854	4,925
Gain on investments	650	–	–
Interest and other income	298	204	101
Interest and other expense	(663)	(909)	(1,472)
Income before income taxes	6,809	6,149	3,554
Provision for income taxes	2,563	2,654	1,131
Net income	$4,246	$3,495	$2,423

Net income per share
Basic	$0.26	$0.21	$0.14

Diluted	$0.25	$0.21	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

December 31, (amounts in thousands, except share balances)	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$4,290	$4,758
Accounts receivable, net of allowances of $955 and $866	52,314	52,544
in 2007 and 2006, respectively
Prepaid and other current assets	3,278	2,704
Deferred income taxes	1,350	1,185
Investments	–	813
Total current assets	61,232	62,004

Property and equipment, net of accumulated depreciation of $28,899 and $26,685 in 2007 and 2006, respectively	5,741	5,918
Goodwill	35,678	35,678
Deferred income taxes	5,108	4,990
Other assets	4,098	2,679
Investments	604	448
Total assets	$112,461	$111,717

Liabilities And Shareholders’ Equity
Current Liabilities:
Accounts payable	$10,109	$9,561
Accrued compensation	21,299	23,162
Advance billings on contracts	908	2,047
Other current liabilities	4,988	5,125
Income taxes payable	717	455
Total current liabilities	38,021	40,350
Deferred compensation benefits	8,396	8,792
Other long-term liabilities	965	944
Total liabilities	47,382	50,086
Shareholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	111,911	111,458
Retained earnings	49,481	45,235
Less: Treasury stock of 7,912,736 and 7,019,643 shares at cost, respectively	(39,257)	(35,005)
Stock Trusts of 3,377,217 and 3,622,560 shares at cost, respectively	(55,142)	(56,189)
Accumulated other comprehensive loss	(2,184)	(4,138)
Total shareholders’ equity	65,079	61,631
Total liabilities and shareholders’ equity	$112,461	$111,717

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

Year ended December 31, (amounts in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$4,246	$3,495	$2,423
Adjustments:
Depreciation expense	2,425	2,596	2,662
Equity-based compensation expense	863	856	–
Deferred income taxes	(261)	316	(521)
Deferred compensation	1,340	(27)	117
Gain on investments	(650)	–	–
Tax benefit on stock option exercises	–	–	31
Loss on sales of property and equipment	–	6	23
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	2,165	21,076	(26,555)
(Increase) decrease in prepaid and other current assets	(454)	(640)	33
Increase in other assets	(1,295)	(481)	(7)
Increase in investments	(113)	–	–
Increase (decrease) in accounts payable	1,029	243	(794)
Increase (decrease) in accrued compensation	(2,655)	404	5,917
Increase (decrease) in advance billings on contracts	(1,149)	722	(609)
Increase (decrease) in other current liabilities	(289)	196	7
Increase in income taxes payable	225	314	374
Increase (decrease) in other long-term liabilities	(232)	(288)	704
Net cash provided by (used in) operating activities	5,195	28,788	(16,195)
Cash flows from investing activities:
Additions to property and equipment	(2,142)	(1,830)	(3,422)
Proceeds from sales of investments	809	–	–
Proceeds from insurance claim	187	–	–
Proceeds from sales of property and equipment	6	6	92
Net cash used in investing activities	(1,140)	(1,824)	(3,330)
Cash flows from financing activities:
Proceeds from (payments on) long-term revolving debt, net	–	(23,150)	18,500
Change in cash overdraft, net	(1,110)	(387)	1,165
Debt refinancing costs	–	–	(507)
Proceeds from Employee Stock Purchase Plan	129	147	144
Purchase of stock for treasury	(4,415)	(2,185)	(1,395)
Proceeds from other stock plans	445	514	228
Excess tax benefits from equity-based compensation	45	114	–
Net cash provided by (used in) financing activities	(4,906)	(24,947)	18,135
Effect of exchange rate changes on cash and cash equivalents	383	493	(551)
Net increase (decrease) in cash and cash equivalents	(468)	2,510	(1,941)
Cash and cash equivalents at beginning of year	4,758	2,248	4,189
Cash and cash equivalents at end of year	$4,290	$4,758	$2,248

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Stock Trusts		Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
(amounts in thousands)	Shares	Amount			Shares	Amount	Shares	Amount
Balance as of December 31, 2004	27,018	$270	$111,272	$39,317	6,149	$(31,416)	4,058	$(58,045)	$(4,349)	$57,049

Employee Stock Purchase Plan share issuance	–	–	(23)	–	–	–	(39)	167	–	144
Stock Option Plan share issuance	–	–	(77)	–	–	–	(79)	336	–	259
Purchase of stock	–	–	–	–	377	(1,395)	–	–	–	(1,395)
Comprehensive income (loss):
Net income	–	–	–	2,423	–	–	–	–	–	2,423
Foreign currency adjustment	–	–	–	–	–	–	–	–	(1,016)	(1,016)
Minimum pension liability adjustment, net of tax	–	–	–	–	–	–	–	–	(110)	(110)
Unrealized gain on investments, net of tax	–	–	–	–	–	–	–	–	137	137
Total comprehensive income (loss)	–	–	–	2,423	–	–	–	–	(989)	1,434

Balance as of December 31, 2005	27,018	270	111,172	41,740	6,526	(32,811)	3,940	(57,542)	(5,338)	57,491

Employee Stock Purchase Plan share issuance	–	–	(2)	–	–	–	(35)	149	–	147
Stock Option Plan share issuance	–	–	(274)	–	–	–	(185)	788	–	514
Excess tax benefits from equity-based compensation	–	–	113	–	–	–	–	–	–	113
Restricted stock issuance/forfeiture	–	–	(407)	–	2	(9)	(97)	416	–	–
Purchase of stock	–	–	–	–	492	(2,185)	–	–	–	(2,185)
Equity-based compensation	–	–	856	–	–	–	–	–	–	856
Pension loss adjustment, net of tax	–	–	–	–	–	–	–	–	(151)	(151)
Comprehensive income (loss):
Net income	–	–	–	3,495	–	–	–	–	–	3,495
Foreign currency adjustment	–	–	–	–	–	–	–	–	1,183	1,183
Minimum pension liability adjustment, net of tax	–	–	–	–	–	–	–	–	174	174
Unrealized loss on investments, net of tax	–	–	–	–	–	–	–	–	(6)	(6)
Total comprehensive income	–	–	–	3,495	–	–	–	–	1,351	4,846

Balance as of December 31, 2006	27,018	270	111,458	45,235	7,020	(35,005)	3,623	(56,189)	(4,138)	61,631

Employee Stock Purchase Plan share issuance	–	–	10	–	–	–	(28)	119	–	129
Stock Option Plan share issuance	–	–	(100)	–	3	(14)	(131)	559	–	445
Excess tax benefits from equity-based compensation	–	–	45	–	–	–	–	–	–	45
Restricted stock plan share issuance/forfeiture	–	–	(339)	–	7	(30)	(87)	369	–	–
Deferred compensation plan share issuance	–	–	(26)	–	(42)	207	–	–	–	181
Purchase of stock	–	–	–	–	925	(4,415)	–	–	–	(4,415)
Equity-based compensation	–	–	863	–	–	–	–	–	–	863
Comprehensive income (loss):
Net income	–	–	–	4,246	–	–	–	–	–	4,246
Foreign currency adjustment	–	–	–	–	–	–	–	–	1,258	1,258
Pension loss adjustment, net of tax	–	–	–	–	–	–	–	–	1,072	1,072
Unrealized gain on investments, net of tax	–	–	–	–	–	–	–	–	(376)	(376)
Total comprehensive income	–	–	–	4,246	–	–	–	–	1,954	6,200

Balance as of December 31, 2007	27,018	$270	$111,911	$49,481	7,913	$(39,257)	3,377	$(55,142)	$(2,184)	$65,079

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Computer Task Group, Incorporated, and its subsidiaries (the Company or CTG), located primarily in North America and Europe. There are no unconsolidated entities, or off balance sheet arrangements. All inter-company accounts and transactions have been eliminated. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Such estimates primarily relate to the valuation of goodwill, valuation allowances for deferred tax assets, actuarial assumptions including discount rates and expected rates of return, as applicable, for the Company’s defined benefit and postretirement benefit plans, the allowance for doubtful accounts receivable, assumptions underlying stock option valuation, investment valuation, legal matters, and estimates of progress toward completion and direct profit or loss on contracts. Actual results could differ from those estimates.

The Company operates in one industry segment, providing IT services to its clients. These services include IT Staffing and IT Solutions. CTG provides these primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. The Company promotes a significant portion of its services through three vertical market focus areas: Technology Service Providers, Healthcare (which includes services provided to health care providers, health insurers, and life sciences companies) and Financial Services. The Company focuses on these three vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The vertical areas of Technology Service Providers, Healthcare, and Financial Services totaled 38%, 25%, and 11% of total consolidated revenue in 2007, 41%, 24%, and 10% of total consolidated revenue in 2006 and 41%, 24%, and 8% of total consolidated revenue in 2005, respectively. Outside of these three vertical market focus areas, the Company provides its services to customers in general industries, which totaled 26% of total consolidated revenue in 2007, 25% in 2006, and 27% in 2005, respectively.

Revenue and Cost Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectibility of the amounts due is reasonably assured. For time-and-material contracts revenue is recognized as hours are incurred and costs are expended. Revenue from time-and-material projects totaled approximately 88%, 90% and 92% of 2007, 2006, and 2005 consolidated revenue, respectively.

For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue from such projects totaled approximately 8%, 6%, and 5% of 2007, 2006, and 2005 consolidated revenue, respectively.

Revenue for fixed price contracts is recognized as per the proportional method of accounting using an input-based approach whereby salary and indirect labor costs incurred are measured and compared to the total estimate of costs at completion for a project. Revenue is recognized based upon the percent complete calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed price projects that include significant amounts of material or other non-labor related costs which could distort the percent complete within a percentage complete calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our past experience on similar projects, and includes management judgments and estimates which affect the amount of revenue recognized on fixed price contracts in any accounting period. Revenue from fixed-price contracts accounted for under the percentage-of-completion method totaled approximately 4%, 4%, and 3% of 2007, 2006 and 2005 consolidated revenue, respectively.

As required, the Company includes billable expenses in its accounts as both revenue and direct costs. These billable expenses totaled $7.9 million, $9.4 million, and $9.2 million in 2007, 2006 and 2005, respectively.

Selling, general, and administrative costs are charged to expense as incurred.

Bad debt expense (benefit), net was approximately $0.2 million, $0, and $(0.1) million in 2007, 2006 and 2005, respectively.

Restricted Cash

At December 31, 2007, the Company has restricted use to approximately $0.4 million of its cash and cash equivalents as the funds are held as a guarantee by a financial institution for leased office space.

Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2007 and 2006, the carrying amounts of the Company’s financial instruments, which include cash and cash equivalents ($4.3 million and $4.8 million, respectively), accounts receivable, net ($52.3 million and $52.5 million, respectively), and accounts payable ($10.1 million and $9.6 million, respectively), approximate fair value. The Company’s investments ($0.6 million and $1.3 million, respectively) are recorded at fair value (see note 2, “Investments”).

Investments

The Company’s investments at December 31, 2007 consist of mutual funds which are allocated to the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. The mutual funds are classified as trading securities and are recorded in the Company’s consolidated balance sheets at fair value based upon market quotes. Unrealized gains and losses on these securities are recorded in earnings, and were nominal in 2007, 2006 and 2005. All other investments consisting of equity securities were sold during 2007.

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

The Company accounts for capitalized software costs under either Statement of Position (SOP) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” or FAS 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” according to the intended use of the software. At December 31, 2007, the Company has capitalized a total of approximately $0.2 million for two projects under SOP 98-1 and $0.1 million for one project under FAS 86, and has not yet begun to amortize these projects as they are not yet complete.

Leases

The Company is obligated under a number of long-term operating leases primarily for the rental of office space, office equipment and automobiles based in Europe. In instances where the Company has negotiated leases that contain rent holidays or escalation clauses, the expense for those leases is recognized monthly on a straight line basis over the term of the lease.

Goodwill

The Company tests its goodwill for impairment at least annually. During 2006, the Company changed its annual impairment test date from January 1 (effective valuation date of December 31) to the end of its October fiscal month-end. The Company believes its October fiscal month-end is preferable as it provides additional time prior to the Company’s year-end of December 31 to complete the impairment testing and report the results of those tests in its annual report on Form 10-K.

At the respective measurement dates for 2007, 2006, and 2005, with the assistance of an independent appraisal company, the Company completed its annual valuation of the business to which the Company’s goodwill relates. These valuations, as applicable, are based on estimates and assumptions that may analyze the appraised value of similar transactions from which the goodwill arose, the appraised value of similar companies, or estimates of future discounted cash flows. The valuations indicated that the estimated fair value of the business exceeded the carrying value of the business in each period. Additionally, there are no facts or circumstances that arose during 2007, 2006 or 2005 that led management to believe the goodwill was impaired. Accordingly, the Company believes no goodwill impairment is required to be recorded in its consolidated financial results.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell. The Company does not have any long-lived assets that are impaired or that it intends to dispose of at December 31, 2007.

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

Equity-Based Compensation

On January 1, 2006, the Company adopted the provisions of FAS 123R, “Share-Based Payment” (FAS 123R) and related interpretations on a modified prospective basis, which required the Company to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. With the adoption of the standard, the calculated fair value cost of its equity-based compensation awards are recognized in the Company’s income statement over the period in which an employee or director is required to provide the services for the award. Compensation cost is not recognized for employees or directors that do not render the requisite services. The Company recognized the expense for equity-based compensation in its 2007 and 2006 statements of income on a straight-line basis based upon awards that are ultimately expected to vest. See note 10, “Equity-Based Compensation.”

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

The purpose of the acceleration was to enable the Company to eliminate future compensation expense the Company would otherwise recognize in its statements of income with respect to these accelerated options upon the adoption of FAS 123R. The Board of Directors took the action in the belief that it is in the best interest of the shareholders to minimize future compensation expense associated with stock options upon adoption of FAS 123R. The estimate of the maximum future compensation expense that would have been recorded in the Company’s statements of income had the vesting of these options not been accelerated was approximately $1.4 million.

The following table details the effect on net income (loss) and basic and diluted net income (loss) per share for the years ended December 31, 2007, 2006, and 2005 as if the Company had adopted the fair value recognition provisions of FAS 123R as they apply to stock-based employee compensation for all periods presented:

(amounts in thousands, except per-share data)	2007	2006	2005 (a)
Net income, as reported for the prior periods	N/A	N/A	$2,423

Stock-based employee compensation expense	$863	$856	$3,288
Tax benefit	(294)	(260)	(786)

Stock based compensation, net of tax	$569	$596	$2,502

Net income (loss), including stock-based compensation	$4,246	$3,495	$(79)

Basic net income per share, as reported for the prior periods	N/A	N/A	$0.14

Basic net income (loss) per share, including the effect of stock-based compensation expense	$0.26	$0.21	$(0.00)

Diluted net income per share, as reported for the prior periods	N/A	N/A	$0.14

Diluted net income (loss) per share, including the effect of stock-based compensation expense	$0.25	$0.21	$(0.00)

(a)	Net income, net loss including stock-based compensation, and basic and diluted net income (loss) per share prior to January 1, 2006 did not include stock-based compensation expense as the Company continued to apply the recognition and expensing provisions of APB No. 25.

Net Income Per Share

Basic and diluted earnings per share (EPS) for the years ended December 31, 2007, 2006, and 2005 are as follows:

For the year ended (amounts in thousands, except per-share data)	Net Income	Weighted Average Shares	Earnings per Share
December 31, 2007
Basic EPS	$4,246	16,181	$0.26
Dilutive effect of outstanding equity instruments	–	473	–

Diluted EPS	$4,246	16,654	$0.25

December 31, 2006
Basic EPS	$3,495	16,417	$0.21
Dilutive effect of outstanding equity instruments	–	328	–

Diluted EPS	$3,495	16,745	$0.21

December 31, 2005
Basic EPS	$2,423	16,735	$0.14
Dilutive effect of outstanding equity instruments	–	331	–

Diluted EPS	$2,423	17,066	$0.14

Weighted-average shares represent the average number of issued shares less treasury shares and shares held in the Stock Trusts, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 1.7 million, 1.8 million, and 2.3 million shares of common stock were outstanding at December 31, 2007, 2006, and 2005, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date, for equity accounts using historical exchange rates, and for revenue and expense activity using the applicable month’s average exchange rates. The Company recorded gains (losses) totaling approximately $0 in 2007 and 2006, and $(0.1) million in 2005 from foreign currency transactions for the settlement of intercompany balances.

Cash and Cash Equivalents, and Cash Overdrafts

For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand; demand deposits; and short-term, highly liquid investments with a maturity of three months or less. Total cash equivalents at December 31, 2007 and 2006 totaled $0.6 million and $0, respectively and consisted of overnight interest bearing deposits. Additionally, as the Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment, the change in cash overdraft, net represents the increase or decrease in outstanding checks year-over-year.

Taxes Collected from Customers

In instances where the Company collects taxes from its customers for remittance to governmental authorities, primarily in its European operations, such taxes are recorded and presented on a net basis.

Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the consolidated balance sheets at December 31, 2007, 2006, and 2005 are as follows:

(amounts in thousands)	2007	2006	2005
Foreign currency adjustment	$(1,780)	$(3,038)	$(4,221)
Pension loss adjustment, net of tax of $458 in 2007 and $950 in 2006	(404)	(1,476)	–
Unrealized gain on investments, net of tax of $239 in 2006 and $243 in 2005	–	376	382
Minimum pension liability adjustment, net of tax of $949 in 2005	–	–	(1,499)

	$(2,184)	$(4,138)	$(5,338)

For the years ended December 31, 2007 and 2006, the net tax expense associated with the pension loss adjustment, net was $0.5 million and $0.1 million, respectively. For the year ended December 31, 2005, the tax expense associated with the minimum pension liability adjustment was $0.1 million.

Recent Accounting Pronouncements

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

2. Investments

At December 31, 2007 and 2006, the carrying value of the Company’s investments is as follows:

December 31, (amounts in thousands)	2007	2006
Trading	$604	$448
Available-for-sale	–	813
	$604	$1,261

The Company’s investments at December 31, 2007 consist of mutual funds which are allocated to the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan.

At December 31, 2006, the Company’s available-for-sale investments are summarized as follows:

December 31, (amounts in thousands)	2006
Equity securities - cost	$198
Unrealized gains	615
Equity securities – fair value	$813

There were no available-for-sale investments owned by the Company at December 31, 2006 that had an unrealized loss. The available-for-sale securities were classified as current assets at December 31, 2006 as the Company sold these assets in the first quarter of 2007. The Company did not sell any available-for-sale assets during 2006. At December 31, 2006, unrealized gains on available-for-sale investments, net of tax, was $0.4 million and were included in accumulated other comprehensive loss.

3. Property and Equipment

Property and equipment at December 31, 2007 and 2006 are summarized as follows:

December 31,	Useful Life	2007	2006
	(years)	(amounts in thousands)
Land	–	$378	$378
Buildings	30	4,423	4,448
Equipment	2-5	12,221	10,825
Furniture	5-10	4,926	4,738
Software	1-5	8,751	8,974
Leasehold improvements	3-10	3,941	3,240
		34,640	32,603
Less accumulated depreciation		(28,899)	(26,685)
		$5,741	$5,918

During 2007, the Company received approximately $0.2 million in insurance proceeds related to damage to its corporate headquarters.

4. Debt

During February 2008, the Company entered into an amendment of its existing revolving credit agreement (Agreement) which extended the term by three years. The Agreement allows the Company to borrow up to $35 million, has a term of three years, and expires in April 2011. The Agreement has interest rates ranging from 0 to 75 basis points over the prime rate and 150 to 225 basis points over LIBOR, and provides certain of the Company’s assets as security for outstanding borrowings. The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions. At December 31, 2007 and 2006, the Company was in compliance with these covenants. There were no amounts outstanding, and there was $0.4 million assigned to letters of credit under this Agreement at both December 31, 2007 and 2006.

The maximum amounts outstanding under the Agreement during 2007, 2006, and 2005 were $13.7 million, $23.9 million, and $29.4 million, respectively. Average bank borrowings outstanding for the years 2007, 2006, and 2005 were $5.0 million, $6.6 million, and $17.3 million, respectively, and carried weighted-average interest rates of 7.0%, 7.8%, and 6.0%, respectively. The Company incurred commitment fees totaling approximately $0.1 million in each of 2007, 2006 and 2005 relative to the Agreement.

Interest paid during 2007, 2006, and 2005 totaled $0.4 million, $0.6 million, and $1.1 million, respectively.

5. Income Taxes

The provision for income taxes for 2007, 2006, and 2005 consists of the following:

(amounts in thousands)	2007	2006	2005
Domestic and foreign components of income before income taxes are as follows:
Domestic	$6,438	$4,769	$2,835
Foreign	371	1,380	719
	$6,809	$6,149	$3,554

The provision (benefit) for income taxes consists of:
Current tax:
U.S. federal	$1,753	$1,208	$924
Foreign	792	922	532
U.S. state and local	279	208	196
	2,824	2,338	1,652
Deferred tax:
U.S. federal	(132)	(179)	(613)
Foreign	(8)	353	172
U.S. state and local	(121)	142	(80)
	(261)	316	(521)
	$2,563	$2,654	$1,131

The effective and statutory income tax rate can be reconciled as follows:
Tax at statutory rate of 34%	$2,315	$2,091	$1,208
State tax, net of federal benefits	289	180	99
Benefit of state net operating losses previously offset by valuation allowances	(185)	3	(29)
Non-taxable income	(783)	(687)	(557)
Non-deductible expenses	982	934	712
Change in beginning of year temporary differences	(12)	(15)	–
Change in estimate primarily related to foreign taxes	–	135	(161)
Change in estimate primarily related to state taxes and tax reserves	65	91	(88)
Benefit of foreign net operating losses previously offset by valuation allowances	(60)	(17)	(66)
Other, net	(48)	(61)	13
	$2,563	$2,654	$1,131

Effective income tax rate	37.6%	43.2%	31.8%

The Company’s effective tax rate (ETR) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results, and various tax related items. The Company’s normal ETR is approximately 37-41%. The 2007 ETR was 37.6%. The 2007 ETR was at the low end of the range primarily due to several items that decreased tax expense by approximately $0.1 million, net. The Company decreased the valuation allowance for the net operating loss for U.S. state jurisdictions by approximately $0.2 million, which was offset by adding approximately $0.1 million to its tax reserves due to changes in estimates of recoverability. Without these items the 2007 ETR would have been approximately 39.1%. The 2006 ETR was 43.2%. The 2006 ETR was higher than normal primarily due to several items that increased tax expense by approximately $0.2 million, including adding approximately $0.1 million to its tax reserves due to a change in estimate of recoverability, and an increase to the valuation allowance for net operating losses for Canada by approximately $0.1 million in the 2006 fourth quarter. Without these items, the 2006 ETR would have been approximately 39.5%.

The Company’s deferred tax assets and liabilities at December 31, 2007 and 2006 consist of the following:

December 31, (amounts in thousands)	2007	2006
Assets
Deferred compensation	$3,709	$3,653
Loss carryforwards	2,954	3,106
Accruals deductible for tax purposes when paid	512	601
Depreciation	300	246
Allowance for doubtful accounts	329	248
Amortization	560	679
State taxes	669	705
Gross deferred tax assets	9,033	9,238

Deferred tax asset valuation allowance	(2,492)	(2,768)

Liabilities
Unrealized gain on investments	–	(272)
Accrued income not recognized for tax	(336)	–
Depreciation	–	(23)
Gross deferred tax liabilities	(336)	(295)
Net deferred tax assets	$6,205	$6,175

Net deferred assets and liabilities are recorded as follows:
Net current assets	1,350	1,185
Net non-current assets	5,108	4,990
Net non-current liabilities	(253)	–
Net deferred tax assets	$6,205	$6,175

At December 31, 2007, the net non-current liability is recorded on the consolidated balance sheet in other long-term liabilities. In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, the availability of qualified professional staff, and a decrease in demand for IT services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at December 31, 2007 management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

The Company has various state net operating loss carryforwards totaling approximately $8.2 million. These state net operating losses have a carryforward period of 5 to 20 years and begin to expire in 2008. The Company also has a Canadian net operating loss carryforward of $0.5 million which begins to expire in 2008. The Netherlands net operating loss carryforward of $9.2 million begins to expire in 2009, while in the United Kingdom the net operating loss carryforward is approximately $0.2 million, and has no expiration date.

At December 31, 2007, the Company has a deferred tax asset before the valuation allowance resulting from net operating losses in various states of approximately $0.4 million, in The Netherlands of approximately $2.3 million, and approximately $0.2 million in various other countries where it does business. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future years, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of the deferred tax asset totaling $2.9 million will be realized at any point in the future. Accordingly, at December 31, 2007, the Company has offset a portion of the asset with a valuation allowance totaling $2.5 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.4 million. During 2007, the valuation allowance decreased by approximately $0.3 million net, due to a variety of factors including foreign currency changes in The Netherlands of $0.1 million (which offset the reduction in the deferred tax asset), and $0.2 million related to the adjustment of the U.S. state net operating loss valuation allowance due to a change in estimate of recoverability.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (Interpretation 48) on January 1, 2007. Upon implementation of Interpretation 48, the Company was not required to recognize any increase in its liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2003.

A reconciliation of unrecognized tax benefits from January 1, 2007 to December 31, 2007 is as follows:

(amounts in thousands)
Balance at January 1, 2007	$247
Additions based on tax positions related to the current year	96
Additions for tax positions of prior years	–
Reductions for tax positions of prior years	–
Reductions for lapse of statute of limitations	(29)
Settlements	(25)

Balance at December 31, 2007	$289

Included in the balance at December 31, 2007 is approximately $280,000 of gross unrecognized tax benefits that if recognized would impact the Company’s effective tax rate. No significant increase or decrease in the total amount of unrecognized tax benefits is expected within the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. As of the date of adoption, the Company had accrued approximately $15,000 in interest and penalties, as applicable. At December 31, 2007, the Company had approximately $35,000 (less the associated tax benefit) accrued for the payment of interest and penalties, as applicable.

The Company has established reserves for tax contingencies based upon the probable outcome of tax positions taken for financial statement purposes compared to positions taken on the Company’s tax returns. The Company reviews its tax-contingency reserves on a quarterly basis to ensure they are appropriately stated. Such reviews include consideration of factors such as the cause of the action, the degree of probability of an unfavorable outcome, the Company’s ability to estimate the liability, and the timing of the liability and how it will impact the Company’s other tax attributes. At December 31, 2007, the Company believes it has adequately provided for its tax-related liabilities.

Undistributed earnings of the Company’s foreign subsidiaries were minimal at December 31, 2007, and are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. In the event that the foreign entities’ earnings were distributed, it is estimated that U.S. federal and state income taxes, net of foreign credits, would be immaterial.

In 2007, 2006, and 2005, 131,000, 185,000, and 74,000 shares of common stock, respectively, were issued through the exercise of non-qualified stock options or through the disqualifying disposition of incentive stock options. The tax benefit to the Company from these transactions, which is credited to capital in excess of par value rather than recognized as a reduction of income tax expense, was $45,000, $113,000, and $31,000 in 2007, 2006, and 2005, respectively. These tax benefits have also been recognized in the consolidated balance sheets as a reduction of income taxes payable.

Net income tax payments during 2007, 2006, and 2005 totaled $1.7 million, $1.8 million, and $0.7 million, respectively.

6. Lease Commitments

At December 31, 2007, the Company was obligated under a number of long-term operating leases. Minimum future obligations under such leases are summarized as follows:

Year ending December 31, (amounts in thousands)
2008	$6,719
2009	4,936
2010	3,020
2011	1,412
2012	761
Later years	3,654
Minimum future obligations	$20,502

The operating lease obligations relate to the rental of office space, office equipment, and automobiles leased in Europe. Total rental expense under such operating leases for 2007, 2006, and 2005 was approximately $7.4 million, $6.3 million, and $6.3 million, respectively.

7. Deferred Compensation Benefits

The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (ESBP) that provides certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The plan was amended as of November 30, 1994, to freeze benefits for participants at that time.

Net periodic pension cost for the years ended December 31, 2007, 2006, and 2005 for the ESBP is as follows:

Net Periodic Pension Cost – ESBP (amounts in thousands)	2007	2006	2005
Interest cost	$488	$493	$513
Amortization of actuarial loss	99	118	108
Net periodic pension cost	$587	$611	$621

The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. The Plan was curtailed for additional contributions in January 2003.

Net periodic pension benefit for the twelve month periods ended September 28, 2007, September 29, 2006, and September 30, 2005 for the NDBP is as follows:

Net Periodic Pension Cost (Benefit) – NDBP (amounts in thousands)	2007	2006	2005
Interest cost	$265	$241	$252
Expected return on plan assets	(338)	(301)	(281)
Amortization of actuarial loss	(18)	2	1
Net periodic pension benefit	$(91)	$(58)	$(28)

The change in benefit obligation and reconciliation of fair value of plan assets for the year ended December 31, 2007 and 2006 for the ESBP, and for the twelve month period ended September 28, 2007 and September 29, 2006 for the NDBP are as follows:

Changes in Benefit Obligation (amounts in thousands)	ESBP		NDBP
	2007	2006	2007	2006
Benefit obligation at beginning of period	$8,783	$9,159	$5,532	$5,774
Interest cost	488	493	265	241
Benefits paid	(703)	(703)	(67)	(62)
Actuarial gain	(421)	(166)	(850)	(711)
Effect of exchange rate changes	–	–	594	290
Benefit obligation at end of period	8,147	8,783	5,474	5,532

Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of period	–	–	6,478	5,734
Actual return on plan assets	–	–	376	290
Employer contributions	703	703	–	197
Benefits paid	(703)	(703)	(67)	(62)
Effect of exchange rate changes	–	–	763	319

Fair value of plan assets at end of period	–	–	7,550	6,478
Accrued benefit cost (asset)	$8,147	$8,783	$(2,076)	$(946)

Accrued benefit cost (asset) is included in the consolidated balance sheet as follows:
Non-current assets	–	–	$(2,076)	$(946)
Current liabilities	$774	$734	–	–
Non-current liabilities	$7,373	$8,049	–	–
Discount rate:
Benefit obligation	6.57%	5.80%	5.30%	4.60%
Net periodic pension cost	5.80%	5.60%	5.30%	4.60%
Salary increase rate	–	–	–	–
Expected return on plan assets	–	–	5.00%	5.00%

For the ESBP, the accumulated benefit obligation at December 31, 2007 and 2006 was $8.1 million and $8.8 million, respectively. The amounts included in other comprehensive loss relating to the pension loss adjustment in 2007 and 2006, net of tax, were approximately $0.3 million and $0.2 million, respectively. Benefits paid to participants are funded by the Company as needed. The plan is deemed unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts considered sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan in 2008 and future years to fund the plan.

For the NDBP, the accumulated benefit obligation at both September 28, 2007 and September 29, 2006 was $5.5 million. The assets in the NDBP are 20% invested in the Aegon World Equity Fund. This fund invests in global equities, with a small portion of the fund in new or emerging economies. The remaining 80% of the assets are invested as determined by Aegon with no direction from the Company, with a guaranteed minimum return to the Company of 4%. The historical return to the Company on these investments has been approximately 4.5%. The Company’s investments were allocated as indicated above in both 2006 and 2007, and the Company does not anticipate changing these allocation percentages in 2008. The expected return on plan assets for 2006 and 2007 was a function of the average historical return of 4.5% on the 80% of the funds invested by Aegon, and a historical return of 9% on the 20% of the funds invested in the Aegon Equity Fund. The Company does not anticipate making additional contributions to the plan in 2008 and future years, as the plan is currently fully funded.

Anticipated benefit payments for the ESBP and the NDBP expected to be paid in future years are as follows:

Year ending December 31, (amounts in thousands)	ESBP	NDBP
2008	$774	$63
2009	759	70
2010	771	88
2011	749	93
2012	730	105
2013-2017	3,533	878
	$7,316	$1,297

For December 31, 2006, the Company adopted the provisions of FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158). FAS 158 required the Company to recognize the funded status of its plans, measured as the difference between the fair value of the plan assets and the benefit obligation, in its consolidated balance sheet. Additionally, FAS 158 required the Company to recognize as a component of other accumulated comprehensive loss, net of tax, the gains or losses and prior service costs or credits that arose during the period but were not recognized as components of net periodic pension cost. The disclosures below include the ESBP, the NDBP, and the postretirement benefit plan discussed in note 8, “Employee Benefits,” under the caption “Other Postretirement Benefits.”

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

The amounts included in accumulated other comprehensive loss, net of tax, that have not yet been recognized as components of net periodic benefit cost as of December 31, 2007 are as follows:

(amounts in thousands)	ESBP	NDBP	Post- Retirement Plan	Total
Unrecognized actuarial (gain) loss	$1,013	$(739)	$41	$315
Unrecognized transition obligation	–	–	90	90
Unrecognized prior service cost	–	–	(1)	(1)
	$1,013	$(739)	$130	$404

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

The amounts recognized in other comprehensive loss, net of tax, for 2007, 2006, and 2005 primarily consists of an actuarial (gain) loss and a transition obligation totaled $1,072,000, $(174,000), and $110,000, respectively. Net periodic pension cost (benefit) for the ESBP and the NDBP, net periodic postretirement benefit cost, and the amounts recognized in other comprehensive loss, net of tax, for 2007, 2006, and 2005 totaled $1,640,000, $458,000, and $769,000, respectively.

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2008 are as follows:

(amounts in thousands)	ESBP	NDBP	Post- Retirement Plan	Total
Unrecognized actuarial (gain) loss	$66	$(47)	$0	$19
Unrecognized transition obligation	–	–	29	29
Unrecognized prior service cost	–	–	0	0
	$66	$(47)	$29	$48

The Company also maintains a non-qualified defined-contribution deferred compensation plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. There were $0.4 million in contributions to the plan in 2007 for amounts earned in 2006, and $0.2 million in contributions to the plan in 2006 for amounts earned in 2005. There were no contributions to the plan in 2005. The Company anticipates making contributions in 2008 totaling approximately $0.4 million to this plan for amounts earned in 2007. The investments in the plan are included in the total assets of the Company, and are discussed in Note 2, “Investments.” During 2007, several participants in the plan exchanged a portion of their investments for stock units which represent shares of the Company’s common stock. In exchange for the funds received, the Company issued shares out of treasury stock equivalent to the number of share units received by the participants. These shares of common stock are not entitled to any voting rights and the holders will not receive dividends, if any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

8. Employee Benefits

401(k) Profit-Sharing Retirement Plan

The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. The Company matches up to 50% of the first 6% of eligible wages contributed by the participants. Company contributions consist of cash, and may include the Company’s stock, were funded and charged to operations in the amounts of $2.3 million, $2.4 million, and $2.1 million for 2007, 2006, and 2005, respectively.

Other Retirement Plans

The Company maintains various other defined contribution retirement plans covering substantially all of the remaining European employees. Company contributions charged to operations were $0.2 million in each of 2007, 2006, and 2005, respectively.

Other Postretirement Benefits

The Company provides limited healthcare and life insurance benefits to ten retired employees and their spouses, totaling 14 participants, pursuant to contractual agreements.

Net periodic postretirement benefit cost for the years ended December 31, 2007, 2006, and 2005 is as follows:

Net Periodic Postretirement Benefit Cost	2007	2006	2005
(amounts in thousands)
Interest cost	$39	$41	$37
Amortization of transition amount	29	29	29
Amortization of actuarial loss	4	9	–
Net periodic postretirement benefit cost	$72	$79	$66

No adjustments were made to the 2005, 2006 and 2007 net periodic postretirement benefit cost due to Medicare reform as the amounts were deemed to be insignificant.

The change in postretirement benefit obligation at December 31, 2007 and 2006 is as follows:

Changes in Postretirement Benefit Obligation	2007	2006
(amounts in thousands)
Postretirement benefit obligation at beginning of year	$706	$773
Interest cost	39	41
Benefits paid	(43)	(54)
Actuarial gain	(47)	(54)
Postretirement benefit obligation at end of year	655	706
Fair value of plan assets at end of year	–	–
Accrued postretirement benefit obligation	$655	$706

Accrued postretirement benefit obligation is included in the consolidated balance sheet as follows:
Current liabilities	$67	$59
Non-current liabilities	$588	$647
Discount rate:
Benefit obligation	6.51%	5.80%
Net periodic postretirement benefit cost	5.80%	5.60%
Salary increase rate	–	–

The discount rate used in 2007 to calculate the benefit obligation was 6.51%, which is reflective of a series of bonds that are included in the Moody’s Aa long-term corporate bond yield whose cash flow approximates the payments to participants for the remainder of the plan. Benefits paid to participants are funded by the Company as needed. Anticipated benefit payments for the postretirement medical plan are expected to be paid in future years as follows:

Year ending December 31,
(amounts in thousands)
2008	$67
2009	68
2010	68
2011	61
2012	52
2013-2017	273
$589

The rate of increase in healthcare costs is assumed to be 10% for medical, 6% for dental, and 8% for Medicare Part B in 2007, gradually declining to 5% by the year 2013 and remaining at that level thereafter. Increasing the assumed healthcare cost trend rate by one percentage point would increase the accrued postretirement benefit obligation by $44,800 at December 31, 2007, and the net periodic postretirement benefit cost by $2,700 for the year. A one-percentage-point decrease in the healthcare cost trend would decrease the accrued postretirement benefit obligation by $40,000 at December 31, 2007, and the net periodic postretirement benefit cost by $2,400 for the year.

Employee Health Insurance

The Company provides various health insurance plans for its employees, including a self-insured plan for its employees in the U.S.

9. Shareholders’ Equity

Employee Stock Purchase Plan

Under the Company’s First Employee Stock Purchase Plan (Plan), employees may apply up to 10% of their compensation to purchase the Company’s common stock. Shares are purchased at the closing market price on the business day preceding the date of purchase. As of December 31, 2007, approximately 121,000 shares remain unissued under the Plan, of the total of 11.5 million shares that had been authorized under the Plan. During 2007, 2006, and 2005, approximately 28,000, 35,000, and 39,000 shares, respectively, were purchased under the plan at an average price of $4.63, $4.20, and $3.66 per share, respectively.

Shareholder Rights Plan

The Board of Directors adopted a Shareholder Rights Plan in January 1989. Under the plan, one right was distributed for each share of common stock outstanding on January 27, 1989, and on each additional share of common stock issued after that date and prior to the date the rights become exercisable if they do so. The rights become exercisable if and when 20% or more of the Company’s outstanding common stock is acquired by a person or group, other than Company-provided employee benefit plans, and when an offer to acquire the Company is made. Each right entitles the holder to purchase Series A preferred stock (which is essentially equivalent to common stock) at a 50% discount from the then-market price of the common stock or, in the event of a merger, consolidation, or sale of a major part of the Company’s assets, to purchase common stock of the acquiring company at a 50% discount from its then-market price. The Shareholder Rights Plan was amended in 1999 to provide that the rights expire in November 2008. The rights may be redeemed by the Company at a price of $.01 per right.

Stock Trusts

The Company maintains a Stock Employee Compensation Trust (SECT) to provide funding for existing employee stock plans and benefit programs. Shares of the Company’s common stock are purchased by and released from the SECT by the trustee of the SECT at the request of the compensation committee of the Board of Directors. As of December 31, 2007, all shares remaining in the SECT were unallocated and, therefore, are not considered outstanding for purposes of calculating earnings per share.

SECT activity for the years ended December 31, 2007, 2006, and 2005 is as follows:

(amounts in thousands)	2007	2006	2005
Share balance at beginning of year	3,564	3,881	3,999
Shares released:
Stock option plans	(131)	(185)	(79)
Employee Stock Purchase Plan	(28)	(35)	(39)
Restricted stock issuance	(87)	(97)	–

Share balance at end of year	3,318	3,564	3,881

During 1999, the Company created an Omnibus Stock Trust (OST) to provide funding for various employee benefit programs. During 1999, the OST purchased 59,000 shares for $1.0 million. Shares of the Company’s common stock are released from the OST by the trustee at the request of the compensation committee of the Board of Directors. During 2007, 2006, and 2005, no shares were purchased or released by the OST.

Preferred Stock

At December 31, 2007 and 2006, the Company has 2,500,000 shares of par value $0.01 preferred stock authorized for issuance, but none outstanding.

10. Equity-Based Compensation

On January 1, 2006, the Company adopted the provisions of FAS 123R, “Share-Based Payment” and related interpretations on a modified prospective basis, which required the Company to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The FAS established standards for the accounting for transactions in which the Company exchanges its equity instruments for goods or services. The standard requires the Company to measure the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of the award. Currently, the Company issues stock options and restricted stock in exchange for employee and director services. With the adoption of the standard, the calculated cost of its equity-based compensation awards is recognized in the Company’s consolidated statements of income over the period in which an employee or director is required to provide the services for the award. Compensation cost will not be recognized for employees or directors that do not render the requisite services. The Company recognizes the expense for equity-based compensation in its consolidated income statements on a straight-line basis based upon awards that are ultimately expected to vest. As part of the adoption of the standard, the Company is required to estimate forfeitures. These estimates will be revised, as applicable, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma financial information related to stock-based compensation for periods prior to January 1, 2006 (see note 1, “Summary of Significant Accounting Policies” for “Equity-Based Compensation”), the Company accounted for forfeitures as they occurred.

For the years ended December 31, 2007 and 2006, the Company recognized compensation expense of $863,000 and $856,000, respectively, in its consolidated statements of income as selling, general and administrative expenses. The tax benefit recorded for this compensation expense was $294,000 and $260,000, respectively, resulting in a net after tax cost to the Company of $569,000 in 2007 and $596,000 in 2006. No compensation cost was recognized in the consolidated statements of income for 2005 as the Company continued to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations, as all options granted by the Company had an exercise price that was equal to or greater than the underlying common stock at the date of grant.

On April 26, 2000, the shareholders approved the Company’s Equity Award Plan (Equity Plan). Under the provisions of the plan, stock options, restricted stock, stock appreciation rights, and other awards may be granted or awarded to employees and directors of the Company. The compensation committee of the Board of Directors determines the nature, amount, pricing, and vesting of the grant or award. All options and awards remain in effect until the earlier of the expiration, exercise, or surrender date. For the most part, options generally become exercisable in three or four equal annual installments, beginning one year from the date of grant. In certain limited instances, options granted with market price conditions are expected to vest nine and one-half years from the date of grant. As of December 31, 2007, a total of 3,500,000 shares may be awarded under this plan, and 370,375 shares are available for grant as of that date.

On April 24, 1991, the shareholders approved the Company’s 1991 Employee Stock Option Plan (1991 Plan). Under the provisions of the plan, options may be granted to employees and directors of the Company. The option price for options granted under this plan is equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Incentive stock options generally become exercisable in four annual installments of 25% of the shares covered by the grant, beginning one year from the date of grant, and expire six years after becoming exercisable. Nonqualified stock options generally become exercisable in either four or five annual installments of 20 or 25% of the shares covered by the grant, beginning one year from the date of grant, and expire up to 15 years from the date of grant. All options remain in effect until the earlier of the expiration, exercise, or surrender date. There are no options available for grant under this plan as of December 31, 2007.

Under the Company’s 1991 Restricted Stock Plan, 800,000 shares of restricted stock may be granted to certain key employees.

The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. The per-option weighted-average fair value on the date of grant of stock options granted in 2007, 2006, and 2005 was $1.72, $2.17, and $2.12, respectively. The fair value of the options at the date of grant was estimated using the following weighted-average assumptions for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Expected life (years)	3.4	4.0	3.4
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.7%	5.0%	3.7%
Expected volatility	47.4%	55.2%	68.0%

The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the option granted to estimate the expected volatility for the grants made in 2005, 2006 and 2007. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of paying dividends, and the expectation of paying dividends in the foreseeable future.

During 2007, the Company issued restricted stock to certain employees and its independent directors. For the employees, the stock vests over a period of four years, with 25% of the stock issued vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock is fully vested to the employee. The Company is recognizing compensation expense for these shares ratably over the expected term of the restricted stock, or four years. For the independent directors, the issued stock vests at retirement. As the directors are eligible for retirement from the Company’s Board of Directors at any point, the Company recognized the expense associated with these shares on the date of grant. The shares of restricted stock issued are considered outstanding, and are eligible to receive dividends, if any are paid, and can be voted. However, only vested shares of outstanding restricted stock are included in the calculation of basic earnings per share.

As of December 31, 2007, total remaining stock-based compensation expense for non-vested equity-based compensation is approximately $1.5 million, which is expected to be recognized on a weighted-average basis over the next 18 months. Historically, the Company has issued shares out of its Stock Employee Compensation Trust to fulfill the share requirements from stock option exercises and restricted stock grants.

A summary of stock option activity under these plans is as follows:

	Equity Plan Options	Weighted- Average Exercise Price	1991 Plan Options	Weighted- Average Exercise Price
Outstanding at December 31, 2004	2,734,000	$3.62	950,038	$13.74
Granted	733,500	$4.18	–	–
Exercised	(69,500)	$2.89	(9,375)	$2.87
Canceled and forfeited	(173,250)	$3.71	(18,625)	$12.92
Expired	–	–	(53,074)	$20.94
Outstanding at December 31, 2005	3,224,750	$3.76	868,964	$13.43
Granted	473,000	$4.54	–	–
Exercised	(172,750)	$2.78	(12,000)	$2.88
Canceled and forfeited	(176,125)	$3.94	(27,000)	$17.87
Expired	–	–	(177,138)	$16.75
Outstanding at December 31, 2006	3,348,875	$3.91	652,826	$12.55
Granted	475,500	$4.52	–	–
Exercised	(87,750)	$3.83	(42,750)	$2.87
Canceled and forfeited	(122,750)	$4.58	(60,875)	$21.74
Expired	–	–	(65,654)	$20.18
Outstanding at December 31, 2007	3,613,875	$3.97	483,547	$11.21
Options exercisable at December 31, 2007	2,739,500	$3.92	483,547	$11.21

For 2007, 2006 and 2005, the intrinsic value of the options exercised under the Equity Plan was approximately $101,300, $279,000 and $72,900, respectively, while the intrinsic value of the options exercised under the 1991 Plan for the same years was $72,100, $19,800 and $8,900, respectively.

A summary of restricted stock activity for the year-to-date period ended December 31, 2007 under the Equity Plan and the 1991 Restricted Stock Plan is as follows:

	Equity Plan Restricted Stock	Weighted- Average Fair Value	1991 Restricted Stock Plan	Weighted- Average Fair Value
Outstanding at December 31, 2005	–	–	–	–
Granted	97,500	$4.40	–	–
Canceled and forfeited	(2,000)	$4.65	–	–
Outstanding at December 31, 2006	95,500	$4.39	–	–
Granted	45,000	$4.70	41,500	$4.52
Canceled and forfeited	(1,500)	$4.65	(4,500)	$4.52
Outstanding at December 31, 2007	139,000	$4.49	37,000	$4.52

At December 31, 2007, there are 763,000 shares available for grant under the 1991 Restricted Stock Plan. At December 31, 2007, 112,875 and 0 shares of outstanding restricted stock are vested under the Equity Plan and the 1991 Restricted Stock Plan, respectively.

A summary of options outstanding as of December 31, 2007 for the Equity and 1991 Plans is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Equity Plan
$1.40	180,000	$1.40	10.0	$743,400
$2.24 - $3.26	1,198,500	$3.09	8.1	$2,928,125
$3.48 - $4.90	1,776,375	$4.41	7.8	$1,987,045
$5.30 - $5.94	459,000	$5.56	9.8	$61,400

	3,613,875			$5,719,970

1991 Plan
$2.88	49,875	$2.88	1.9	$132,418
$5.13 - $6.13	245,500	$5.94	5.3	$3,038
$16.19 - $21.94	167,172	$19.27	1.7	$–
$26.06 - $30.31	21,000	$28.29	4.7	$–

	483,547			$135,456

A summary of options exercisable at December 31, 2007 for the Equity Plan and the 1991 Plan is as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Equity Plan
$1.40	180,000	$1.40	10.0	$743,400
$2.24 - $3.26	968,500	$3.11	8.2	$2,342,725
$3.48 - $4.90	1,132,000	$4.35	6.8	$1,335,170
$5.30 - $5.94	459,000	$5.56	7.0	$61,400

	2,739,500			$4,482,695

1991 Plan
$2.88	49,875	$2.88	1.9	$132,418
$5.13 - $6.13	245,500	$5.94	5.3	$3,038
$16.19 - $21.94	167,172	$19.27	1.7	$–
$26.06 - $30.31	21,000	$28.29	4.7	$–

	483,547			$135,456

The aggregate intrinsic values as calculated in the above charts are based upon the Company’s closing stock price on December 31, 2007 of $5.53 per share.

11. Significant Customer

International Business Machines (IBM) is the Company’s largest customer. IBM accounted for $104.6 million or 32.2%, $115.4 million or 35.3%, and $105.5 million or 35.8% of consolidated 2007, 2006, and 2005 revenue, respectively. The Company’s accounts receivable from IBM at December 31, 2007 and 2006 amounted to $10.3 million and $10.9 million, respectively. The Company expects to continue to derive a significant portion of its revenue from IBM in 2008 and in future years. However, a significant decline in revenue from IBM would have a significant negative effect on the Company’s revenue and profits. No other customer accounted for more than 10% of revenue in 2007, 2006, or 2005.

12. Litigation

The Company and its subsidiaries are involved from time to time in various legal proceedings arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving the Company and its subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters, if any, to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

13. Enterprise -Wide Disclosures

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

Financial Information About Geographic Areas
(amounts in thousands)	2007	2006	2005
Revenue from External Customers
United States	$250,097	$265,386	$243,223
Belgium	50,786	41,500	32,940
Other European countries	21,311	17,447	15,384
Other countries	3,091	2,920	2,918

Total revenue	$325,285	$327,253	$294,465

Long-lived Assets
United States	$4,513	$5,102	$5,950
Belgium	921	519	452
Other European countries	307	297	214

Total long-lived assets	$5,741	$5,918	$6,616

Deferred Tax Assets, Net of Valuation Allowance
United States	$6,297	$6,260	$6,274
Europe	146	189	325
Other countries	98	21	161

Total deferred tax assets, net	$6,541	$6,470	$6,760

14. Quarterly Financial Data (Unaudited)

	Quarters
(amounts in thousands, except per-share data)	First	Second	Third	Fourth	Total
2007
Revenue	$80,016	$80,140	$80,625	$84,504	$325,285
Direct costs	62,586	62,173	62,347	65,783	252,889
Gross profit	17,430	17,967	18,278	18,721	72,396
Selling, general, and administrative expenses	16,150	16,206	16,644	16,872	65,872
Operating income	1,280	1,761	1,634	1,849	6,524
Interest and other expense, net	514	(127)	(161)	59	285
Income before income taxes	1,794	1,634	1,473	1,908	6,809
Provision for income taxes	672	635	559	697	2,563
Net income	$1,122	$999	$914	$1,211	$4,246

Basic net income per share	$0.07	$0.06	$0.06	$0.08	$0.26
Diluted net income per share	$0.07	$0.06	$0.06	$0.07	$0.25

	Quarters
(amounts in thousands, except per-share data)	First	Second	Third	Fourth	Total
2006
Revenue	$83,643	$85,765	$79,830	$78,015	$327,253
Direct costs	65,525	67,058	61,595	58,923	253,101
Gross profit	18,118	18,707	18,235	19,092	74,152
Selling, general, and administrative expenses	16,557	17,164	16,493	17,084	67,298
Operating income	1,561	1,543	1,742	2,008	6,854
Interest and other expense, net	(322)	(149)	(143)	(91)	(705)
Income before income taxes	1,239	1,394	1,599	1,917	6,149
Provision for income taxes	452	586	767	849	2,654
Net income	$787	$808	$832	$1,068	$3,495

Basic net income per share	$0.05	$0.05	$0.05	$0.07	$0.21
Diluted net income per share	$0.05	$0.05	$0.05	$0.06	$0.21

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) as of the end of the period covered by this annual report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management did not identify any control deficiencies it considered to be material weaknesses under the rules specified by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, and therefore concluded that its internal control over financial reporting was effective as of December 31, 2007.

Our independent registered public accounting firm has issued an audit report on our effectiveness of internal control over financial reporting. Their report appears in Item 9A (b), Attestation Report of the Registered Public Accounting Firm.

(b) Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Computer Task Group, Incorporated:

We have audited Computer Task Group, Incorporated’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Computer Task Group, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(a)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Computer Task Group, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Computer Task Group, Incorporated as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 7, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Buffalo, New York
March 7, 2008

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in response to this item is incorporated herein by reference to the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors and Committees” in relation to the “Audit Committee” subsection, and “Corporate Governance and Website Information” in the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 14, 2008 (the Proxy Statement) to be filed with the SEC not later than 120 days after the end of the year ended December 31, 2007, except insofar as information with respect to executive officers is presented in Part I, Item 1 of this report hereof pursuant to General Instruction G(3) of Form 10-K.

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

The following table sets forth, as of December 31, 2007, certain information related to the Company’s compensation plans under which shares of its common stock are authorized for issuance:

Equity Compensation Plan Information as of December 31, 2007

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders-
Equity Award Plan	3,613,875	$3.97	370,375
1991 Stock Option Plan	483,547	$11.21	–
Equity compensation plans not approved by security holders -
None	–	–	–

Total	4,097,422	$4.82	370,375

At December 31, 2007, the Company did not have any outstanding rights or warrants. All awards outstanding are either stock options or restricted stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in response to this item is incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions, and Director Independence” presented in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required in response to this item is incorporated herein by reference to the information under the caption “Independent Public Accountants and Fees” presented in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(A) Index to Consolidated Financial Statements and Financial Statement Schedule

(B) Exhibits

      The Exhibits to this annual report on Form 10-K are listed on the attached Exhibit Index appearing on pages 63 to 65.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Computer Task Group, Incorporated:

Under date of March 7, 2008, we reported on the consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Buffalo, New York
March 7, 2008

COMPUTER TASK GROUP, INCORPORATED

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at January 1	Additions		Deductions		Balance at December 31
2007
Accounts deducted from accounts receivable Allowance for doubtful accounts	$866	$303	(A)	$(214	) (A)	$955
Accounts deducted from deferred tax assets Deferred tax asset valuation allowance	$2,768	$619	(B)	$(895	) (B)	$2,492
Accounts deducted from other assets Reserves	$575	$–		$–		$575

2006
Accounts deducted from accounts receivable Allowance for doubtful accounts	$1,087	$306	(A)	$(527	) (A)	$866
Accounts deducted from deferred tax assets Deferred tax asset valuation allowance	$2,559	$387	(B)	$(178	) (B)	$2,768
Accounts deducted from other assets Reserves	$575	$–		$–		$575

2005
Accounts deducted from accounts receivable Allowance for doubtful accounts	$1,327	$179	(A)	$(419	) (A)	$1,087
Accounts deducted from deferred tax assets Deferred tax asset valuation allowance	$3,899	$195	(B)	$(1,535	) (B)	$2,559
Accounts deducted from other assets Reserves	$575	$–		$–		$575

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

Dated: March 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

(i)	Principal Executive Officer	Chairman and Chief Executive Officer	March 7, 2008

/s/ James R. Boldt
James R. Boldt

(ii)	Principal Accounting and Principal Financial Officer	Chief Financial Officer	March 7, 2008

/s/ Brendan M. Harrington
Brendan M. Harrington

(iii)	Directors

	/s/ Thomas E Baker	Director	March 7, 2008
Thomas E. Baker

	/s/ George B. Beitzel	Director	March 7, 2008
George B. Beitzel

	/s/ James R. Boldt	Director	March 7, 2008
James R. Boldt

	/s/ Randall L. Clark	Director	March 7, 2008
Randall L. Clark

	/s/ Randolph A. Marks	Director	March 7, 2008
Randolph A. Marks

	/s/ William D. McGuire	Director	March 7, 2008
William D. McGuire

	/s/ John M. Palms	Director	March 7, 2008
John M. Palms

	/s/ Daniel J. Sullivan	Director	March 7, 2008
Daniel J. Sullivan

EXHIBIT INDEX

Exhibit		Description	Page Number or (Reference)

2.		Plan of acquisition, reorganization, arrangement, liquidation or succession	*

3.	(a)	Restated Certificate of Incorporation of Registrant	66

	(b)	Restated By-laws of Registrant	(1)

4.	(a)	Specimen Common Stock Certificate	74

	(b)	Rights Agreement dated as of January 15, 1989, and amendment dated June 28, 1989, between Registrant and The First National Bank of Boston, as Rights Agent	(2)

	(c)	Form of Rights Certificate	(1)

9.		Voting Trust Agreement	*

10.	(a)	Non-Compete Agreement, dated as of March 1, 1984, between Registrant and Randolph A. Marks	(1) +

	(b)	Stock Employee Compensation Trust Agreement, dated May 3, 1994, between Registrant and Thomas R. Beecher, Jr., as trustee	(1) +

	(c)	Demand Grid Note, dated October 29, 1997, between Registrant and Computer Task Group, Incorporated Stock Employee Compensation Trust	(1) +

	(d)	Pledge Agreement, between the Registrant and Thomas R. Beecher, Jr., as Trustee of the Computer Task Group, Incorporated Stock Employee Compensation Trust	(1) +

	(e)	Stock Purchase Agreement, dated as of February 25, 1981, between Registrant and Randolph A. Marks	(3) +

*	None or requirement not applicable

+	Management contract or compensatory plan or arrangement

(1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference

(2)	Filed as an Exhibit to the Registrant’s Form 8-A/A filed on January 13, 1999, and incorporated herein by reference

(3)	Filed as an Exhibit to the Registrant’s Registration Statement No. 2 - 71086 on Form S-7 filed on February 27, 1981, and incorporated herein by reference

EXHIBIT INDEX (Continued)

Exhibit		Description	Page Number or (Reference)

10.	(f)	Description of Disability Insurance and Health Arrangements for Executive Officers	(4) +

	(g)	2007 Key Employee Compensation Plans	(5) +

	(h)	Computer Task Group, Incorporated Non-Qualified Key Employee Deferred Compensation Plan	(1) +

	(i)	1991 Restricted Stock Plan	77 +

	(j)	Computer Task Group, Incorporated 2000 Equity Award Plan	(6) +

	(k)	Executive Supplemental Benefit Plan 1997 Restatement	81 +

	(l)	First Amendment to the Computer Task Group, Incorporated Executive Supplemental Benefit Plan 1997 Restatement	95 +

	(m)	Compensation Arrangements for the Named Executive Officers	98 +

	(n)	Change in Control Agreement, dated July 16, 2001, between the Registrant and James R. Boldt	99 +

	(o)	Employment Agreement, dated July 16, 2001, between the Registrant and James R. Boldt	109 +

	(p)	First Employee Stock Purchase Plan (Eighth Amendment and Restatement)	121 +

	(q)	Loan Agreement By and Among Manufacturers and Traders Trust Company and Computer Task Group, Incorporated	(7)

	(4)	Filed as an Exhibit to Amendment No. 1 to Registration Statement No. 2-71086 on Form S-7 filed on March 24, 1981, and incorporated herein by reference

	(5)	Included in the Registrant’s definitive Proxy Statement dated April 2008 under the caption entitled “Annual Cash Incentive Compensation,” and incorporated herein by reference

	(6)	Included in the Registrant’s definitive Proxy Statement dated April 2008 as Exhibit A, and incorporated herein by reference

	(7)	Filed as an Exhibit to the Registrants Form 8-K on April 21, 2005, and incorporated herein by reference

EXHIBIT INDEX (Continued)

Exhibit		Description	Page Number or (Reference)

11.		Statement re: computation of per share earnings	*

12.		Statement re: computation of ratios	*

13.		Annual Report to Shareholders	*

14.		Code of Ethics	(8)

16.		Letter re: change in certifying accountant	*

18.		Letter re: change in accounting principles	*

21.		Subsidiaries of the Registrant	124

22.		Published report regarding matters submitted to a vote of security holders	*

23.		Consent of experts and counsel	125

24.		Power of Attorney	*

31.	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	126

	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	127

32.		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	128

33.		Report on assessment of compliance with servicing criteria for asset backed securities	*

34.		Attestation report on assessment of compliance with servicing criteria for asset backed securities	*

35.		Service compliance statement	*

	(8)	Included in the Registrant’s definitive Proxy Statement dated April 2008 under the caption entitled “Corporate Governance and Website Information,” and incorporated herein by reference