Form 10-Q
period 2008-03-28
COMPUTER TASK GROUP INC
filed 2008-05-07
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of each class	Shares outstanding at May 5, 2008
Common stock, par value	18,674,504
$.01 per share

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
	March 28, 2008	March 30, 2007
	(amounts in thousands, except per share data)
Revenue	$86,683	$80,016
Direct costs	67,941	62,586
Selling, general and administrative expenses	16,360	16,150

Operating income	2,382	1,280
Gain on investments	—	620
Interest and other income	70	69
Interest and other expense	(118)	(175)

Income before income taxes	2,334	1,794
Provision for income taxes	930	672

Net income	$1,404	$1,122

Net income per share:
Basic	$0.09	$0.07

Diluted	$0.09	$0.07

Weighted average shares outstanding:
Basic	15,535	16,368
Diluted	15,933	16,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(Unaudited)

	March 28, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$4,743	$4,290
Accounts receivable, net of allowances of $1,103 and $955 in 2008 and 2007, respectively	59,182	52,314
Prepaid and other current assets	3,397	3,278
Deferred income taxes	1,383	1,350

Total current assets	68,705	61,232

Property and equipment, net of accumulated depreciation of $29,185 and $28,899 in 2008 and 2007, respectively	6,275	5,741
Goodwill	35,678	35,678
Deferred income taxes	5,077	5,108
Other assets	3,888	4,098
Investments	849	604

Total assets	$120,472	$112,461

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,448	$10,109
Accrued compensation	24,265	21,299
Advance billings on contracts	1,420	908
Other current liabilities	4,878	4,988
Income taxes payable	1,310	717

Total current liabilities	42,321	38,021
Long-term debt	2,645	—
Deferred compensation benefits	8,256	8,396
Other long-term liabilities	991	965

Total liabilities	54,213	47,382

Shareholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	112,019	111,911
Retained earnings	50,803	49,481
Less: Treasury stock of 8,222,342 and 7,912,736 shares at cost, respectively	(40,637)	(39,257)
Stock Trusts of 3,363,335 and 3,377,217 shares at cost, respectively	(55,082)	(55,142)
Accumulated other comprehensive loss	(1,114)	(2,184)

Total shareholders’ equity	66,259	65,079

Total liabilities and shareholders’ equity	$120,472	$112,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
	March 28, 2008	March 30, 2007
	(amounts in thousands)
Cash flows from operating activities:
Net income	$1,404	$1,122
Adjustments:
Depreciation expense	523	622
Equity-based compensation expense	187	151
Deferred income taxes	(8)	(85)
Loss on sales of property and equipment	3	—
Deferred compensation	(190)	50
Gain on investments	—	(620)
Changes in assets and liabilities:
Increase in accounts receivable	(5,539)	(3,030)
Increase in prepaid and other	(43)	(147)
Decrease in other assets	369	153
Decrease in accounts payable	(441)	(768)
Increase in accrued compensation	2,587	1,293
Increase in income taxes payable	540	462
Increase (decrease) in advance billings on contracts	508	(341)
Decrease in other current liabilities	(238)	(557)
Decrease in other long-term liabilities	9	(4)

Net cash used in operating activities	(329)	(1,699)

Cash flows from investing activities:
Additions to property and equipment	(974)	(505)
Proceeds from sales of investments	—	809
Investment purchases	(245)	(294)
Proceeds from sales of property and equipment	6	—

Net cash provided by (used in) investing activities	(1,213)	10

Cash flows from financing activities:
Proceeds from long-term revolving debt, net	2,645	2,600
Change in cash overdraft, net	361	(588)
Proceeds from Employee Stock Purchase Plan	27	30
Purchase of stock for treasury	(1,473)	(233)
Excess tax benefits from equity-based compensation	3	5
Proceeds from other stock plans	24	73

Net cash provided by financing activities	1,587	1,887

Effect of exchange rate changes on cash and cash equivalents	408	48

Net increase in cash and cash equivalents	453	246
Cash and cash equivalents at beginning of quarter	4,290	4,758

Cash and cash equivalents at end of quarter	$4,743	$5,004

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

2.	Summary of Significant Accounting Policies

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

The Company operates in one industry segment, providing Information Technology (IT) services to its clients. These services include IT solutions and IT staffing. CTG provides these primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. During the 2008 first quarter, the Company experienced an increase in demand for both its IT solutions and IT staffing businesses. The mix of the Company’s solutions/staffing revenue was 34%/66% for both the quarters ended March 28, 2008 and March 30, 2007.

The Company promotes a significant portion of its services through three vertical market focus areas: Technology Service Providers, Healthcare (which includes services provided to health care providers, health insurers, and life sciences companies) and Financial Services. The Company focuses on these three vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The vertical areas of Technology Service Providers, Healthcare, and Financial Services totaled 35%, 27%, and 9% of total consolidated revenue in the 2008 first quarter as compared to 35%, 26%, and 11% of total consolidated revenue in the 2007 first quarter. Outside of these three vertical market focus areas, the Company provides its services to customers in general industries, which totaled 29% and 28% of total consolidated revenue in the 2008 and 2007 first quarter, respectively.

Debt

During February 2008, the Company amended its revolving credit agreement to extend the maturity date by three years to April 2011.

Postretirement Benefit Obligations Resulting from Insurance Contracts

In 2006, the Emerging Issues Task Force (EITF) issued EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This EITF requires an entity to account for the liability for the cost of insurance related to the purchase of endorsement split-dollar life insurance arrangements for employees where the policy remains in place after the employee’s retirement. The Company adopted this EITF on January 1, 2008. At that time, the Company had several endorsement split-dollar life insurance policies for former executives that continued post employment. As required by the EITF, the Company calculated and recorded the present value of the postretirement benefit obligation as an adjustment to retained earnings as of January 1, 2008. This cumulative effect adjustment totaled approximately $82,000.

Fair Value

In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 157, “Fair Value Measurements.” In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of FAS 157 for non-financial assets and liabilities (such as goodwill), except those that are recognized or disclosed in the Company’s financial statements at fair value at least annually. Accordingly, the Company adopted the provisions of FAS 157 only for its financial assets and liabilities effective January 1, 2008. FAS 157 defines fair value as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants. The FAS describes a fair value hierarchy based upon three levels of input, which are:

Level 1 – quoted prices in active markets for identical assets or liabilities (observable)

Level 2 – inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3 – Unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The adoption of FAS 157 had no impact on the Company’s consolidated results of operations or financial condition. Although the Company is currently evaluating the effect that the adoption of FASB Staff Position 157-2 will have on its financial condition or results of operations, it does not believe the impact, if any, will be material.

Effective January 1, 2008, the Company adopted FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This FAS allows an entity to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the quarter ended March 28, 2008.

Defined Benefit Pension Plan Measurement Date

In September 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This FAS requires the Company to recognize the overfunded or underfunded status of its defined benefit plans as either assets or liabilities, as applicable, in its consolidated balance sheets. The Company adopted these provisions of this FAS for the year ended December 31, 2006. Beginning for the year ended December 31, 2008, the FAS will also require the Company to measure the funded status of its plans as of the date of its year-end. Previously, the Company has measured the funded status of its pension plan in The Netherlands as of the end of its fiscal month of September. However, in 2008, that plan will be measured as of December 31, 2008. Although the Company is currently evaluating the effect that the adoption this FAS will have on its financial condition or results of operations, it does not believe the impact will be material.

3.	Fair Value

At March 28, 2008, the Company’s investment balances, which totaled approximately $0.8 million, are measured at fair value. This fair value was determined using Level 1 (see “Fair Value” in note 2) inputs.

4.	Investments

The Company’s investments at March 28, 2008 consist of mutual funds which are allocated to the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. During the 2007 first quarter, the Company sold a security and recorded a gain of approximately $0.6 million on the sale.

5.	Net Income Per Share

Basic and diluted earnings per share for the quarters ended March 28, 2008 and March 30, 2007 is as follows:

	Quarter Ended
	March 28, 2008	March 30, 2007
	(amounts in thousands, except per share data)
Weighted-average number of shares outstanding during period	15,535	16,368
Common Stock equivalents—
Incremental shares for stock options and unvested restricted stock	398	472

Number of shares on which diluted earnings per share is based	15,933	16,840

Net income	$1,404	$1,122

Net income per share:
Basic	$0.09	$0.07

Diluted	$0.09	$0.07

Certain options representing 2.1 million and 1.6 million shares of common stock were outstanding at March 28, 2008 and March 30, 2007, respectively, but were not included in the computation of diluted earnings per share, as the options’ exercise price was greater than the average market price of the Company’s common shares.

6.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at March 28, 2008 and December 31, 2007 are as follows:

	March 28, 2008	December 31, 2007
	(amounts in thousands)
Foreign currency adjustment	$(716)	$(1,780)
Pension loss adjustment, net of tax of $452 in 2008 and $458 in 2007	(398)	(404)

Accumulated other comprehensive loss	$(1,114)	$(2,184)

Total comprehensive income for the quarters ended March 28, 2008 and March 30, 2007 is as follows:

	Quarter Ended
	March 28, 2008	March 30, 2007
	(amounts in thousands)
Net income	$1,404	$1,122
Realized gain on investments, net of tax	—	(376)
Foreign currency	1,064	104
Pension loss	6	20

Comprehensive income	$2,474	$870

7.	Deferred Compensation and Other Benefits

Deferred Compensation Benefits

The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (ESBP) that provides certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The plan was amended as of November 30, 1994, to freeze benefits for participants at that time.

Net periodic pension cost for the quarters ended March 28, 2008 and March 30, 2007 for the ESBP is as follows:

	March 28, 2008	March 30, 2007
	(amounts in thousands)
Net Periodic Pension Cost – ESBP
Interest cost	$127	$122
Amortization of unrecognized net loss	17	25

Net periodic pension cost	$144	$147

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan in 2008 and future years to fund the ESBP.

The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (NDBP) when the Company disposed of its subsidiary CTG Nederland B.V. Benefits paid are a function of a percentage of career average pay. The Plan was curtailed for additional contributions in January 2003.

Net periodic pension benefit for the quarters ended March 28, 2008 and March 30, 2007 for the NDBP is as follows:

	March 28, 2008	March 30, 2007
	(amounts in thousands)
Net Periodic Pension Cost (Benefit) – NDBP
Interest cost	$77	$66
Expected return on plan assets	(100)	(84)
Amortization of actuarial gain	(12)	(4)

Net periodic pension benefit	$(35)	$(22)

The Company does not anticipate making contributions to fund the NDBP in 2008 or future years as the NDBP is currently over-funded.

The Company also maintains a non-qualified defined-contribution deferred compensation plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made contributions in the 2008 first quarter totaling approximately $0.3 million to this plan for amounts earned in 2007. The investments in the plan are included in the total assets of the Company, and are discussed in Note 4, “Investments.” During the 2008 first quarter, a participant in the plan exchanged a portion of their investments for stock units which represent shares of the Company’s common stock. In exchange for the funds received, the Company issued shares out of treasury stock equivalent to the number of share units received by the participant. These shares of common stock are not entitled to any voting rights and the holders will not receive dividends, if any are paid. The shares are being held by the Company, and will be released to the participant as prescribed by their payment election under the plan.

8.	Treasury Stock

During the 2008 first quarter, the Company used approximately $1.5 million to purchase approximately 331,000 shares of its stock for treasury. Also during the 2008 first quarter, the Company’s board of directors authorized an addition of 1 million shares to the existing shares remaining in the Company’s buyback program. At March 28, 2008, a total of approximately 1.1 million shares are authorized for future purchases.

9.	Significant Customer

In the 2008 first quarter, IBM was the Company’s largest customer, accounting for $27.3 million or 31.4% of consolidated revenue as compared to $22.8 million or 28.5% of first quarter 2007 revenue. No other customer accounted for more than 10% of the Company’s revenue in either the first quarter of 2007 or 2008. The Company’s accounts receivable from IBM at March 28, 2008 and March 30, 2007 amounted to $11.5 million and $10.6 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended March 28, 2008

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

Industry Trends

The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve. The pace of technology change and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been strong. We have responded to these challenging business conditions by focusing on two main services, which are providing IT solutions and strategic staffing to our clients. During the 2008 first quarter, the Company experienced an increase in demand for both its IT solutions and IT staffing businesses. The mix of the Company’s solutions/staffing revenue was 34%/66% for both the quarters ended March 28, 2008 and March 30, 2007.

We have in turn promoted a majority of our services through three vertical market focus areas, which are technology service providers, healthcare (which includes services provided to health care providers, health insurers, and life sciences companies) and financial services. The Company focuses on these three vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The vertical areas of technology service providers, healthcare, and financial Services totaled 35%, 27%, and 9% of total consolidated revenue in the 2008 first quarter as compared to 35%, 26%, and 11% of total consolidated revenue in the 2007 first quarter. Outside of these three vertical market focus areas, the Company provides its services to customers in general industries, which totaled 29% and 28% of total consolidated revenue in the 2008 and 2007 first quarter, respectively. We have also closely monitored and managed the utilization of our billable personnel, and actively managed our selling, general and administrative costs as a percentage of revenue.

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

Revenue and Cost Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectibility of the amounts due is reasonably assured. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. Revenue from time-and-material projects totaled approximately 89% and 88% of first quarter 2008 and 2007 consolidated revenue, respectively.

For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue from such projects totaled approximately 8% of both the first quarter of 2008 and 2007 consolidated revenue.

Revenue for fixed price contracts is recognized as per the proportional method of accounting using an input-based approach whereby salary and indirect labor costs incurred are measured and compared to the total estimate of costs at completion for a project. Revenue is recognized based upon the percent complete calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed price projects that include significant amounts of material or other non-labor related costs which could distort the percent complete within a percentage complete calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our past experience on similar projects, and includes management judgments and estimates which affect the amount of revenue recognized on fixed price contracts in any accounting period. Revenue from fixed-price contracts accounted for under the percentage-of-completion method totaled approximately 3% and 4% of first quarter 2008 and 2007 consolidated revenue, respectively.

Results of Operations

The table below sets forth data as contained on the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenues.

Quarter ended: (amounts in thousands)	March 28, 2008		March 30, 2007
Revenue	100.0%	$86,683	100.0%	$80,016
Direct costs	78.4%	67,941	78.2%	62,586
Selling, general, and administrative expenses	18.9%	16,360	20.2%	16,150

Operating income	2.7%	2,382	1.6%	1,280
Interest and other income (expense), net	(0.0)%	(48)	0.6%	514

Income before income taxes	2.7%	2,334	2.2%	1,794
Provision for income taxes	1.1%	930	0.8%	672

Net income	1.6%	$1,404	1.4%	$1,122

In the 2008 first quarter, the Company recorded revenue of $86.7 million, an increase of 8.3% compared to revenue of $80.0 million recorded in the 2007 first quarter. Revenue from the Company’s North American operations totaled $67.7 million in the 2008 first quarter, an increase of 8.0% when compared to revenue in the 2007 first quarter of $62.7 million. Revenue from the Company’s European operations in the 2008 first quarter totaled $19.0 million, an increase of 9.8% when compared to revenue in the 2007 first quarter of $17.3 million. The European revenue represented 21.9% and 21.6% of 2008 and 2007 consolidated revenue, respectively. The Company’s revenue includes reimbursable expenses billed to customers. These expenses totaled $2.2 million and $2.1 million in the 2008 and 2007 first quarters, respectively.

The revenue increase in the 2008 first quarter as compared to the 2007 first quarter is due to an increase in both the Company’s solutions and staffing businesses. The Company’s solutions revenue grew 9% year-over-year, driven by business wins resulting from investments the Company previously made in its healthcare business. These investments were primarily in new offerings, sales territories, and additional sales staff. Staffing revenue increased 8% year-over-year, primarily driven by strong demand in the U.S. The significant increase in revenue in the Company’s European operations was solely due to the strength of the currencies of Belgium, the United Kingdom, Luxembourg, and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. Had there been no change in these exchange rates from the 2007 first quarter to the 2008 first quarter, total European revenue would have been approximately $2.1 million lower, or $16.9 million as compared to the $19.0 million reported.

In the 2008 first quarter, IBM was the Company’s largest customer, accounting for $27.3 million or 31.4% of consolidated revenue as compared to $22.8 million or 28.5% of 2007 first quarter revenue. During 2004, the Company signed an addendum to the Technical Services Agreement it has with IBM making it a predominant supplier to IBM’s Systems and Technology Group. In 2006, the Company signed another addendum to this agreement which extends its expiration date to December 31, 2008. We expect to continue to derive a significant portion of our revenue from IBM throughout the remainder of 2008 and in future years. However, a significant decline or the loss of the revenue from IBM would have a significant negative effect on our operating results. No other customer accounted for more than 10% of the Company’s revenue in either the 2007 or 2008 first quarter.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 78.4% of revenue in the 2008 first quarter as compared to 78.2% of revenue in the 2007 first quarter. The slight increase in direct costs as a percentage of revenue in the 2008 first quarter as compared to the 2007 first quarter is primarily due to a higher amount of non-billable time for technical consultants in the quarter, primarily in Europe.

Selling, general and administrative (SG&A) expenses were 18.9% of revenue in the 2008 first quarter as compared to 20.2% of revenue in the 2007 first quarter. The significant year-over-year decrease in SG&A expense as a percentage of revenue reflects the Company’s continued focus on disciplined cost management. In the 2008 first quarter, included in SG&A expenses, the Company recorded $0.2 million related to advisory fees incurred in conjunction with its consideration of the two unsolicited merger proposals. During the second and third quarters of 2007, the Company received these unsolicited merger proposals from RCM Technologies, Inc. After consideration of the proposals, the Company’s Board of Directors unanimously determined that the proposals were inadequate and did not reflect the value inherent in CTG’s business and the Company’s potential growth opportunities. The Company does not anticipate incurring any additional merger evaluation fees in 2008 for these proposals.

Operating income was 2.7% of revenue in the 2008 first quarter as compared to 1.6% of revenue in the 2007 first quarter. Operating income from North American operations was $2.1 million and $0.5 million in the 2008 and 2007 first quarter, respectively, while European operations recorded operating income of $0.3 million and $0.8 million, respectively, in such periods. Operating income in Europe was negatively effected by the non-billable time for technical consultants.

Interest and other income (expense), net was (0.0)% of revenue in the 2008 first quarter and 0.6% in the 2007 first quarter. The Company incurred less interest expense as a percentage of revenue in 2008 as the interest rates the Company pays on its long-term revolving debt declined in 2008 as compared to 2007. During the 2007 first quarter, the Company sold an investment it owned resulting in a gain of approximately $0.6 million.

The Company’s effective tax rate (ETR) is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The Company’s normal ETR is approximately 37-41%. The 2008 first quarter ETR was 39.8% while the 2007 first quarter ETR was 37.5%.

Net income for the 2008 first quarter was 1.6% of revenue or $0.09 per diluted share, compared to net income of 1.4% of revenue or $0.07 per diluted share in the 2007 first quarter. Diluted earnings per share were calculated using 15.9 million and 16.8 million weighted-average equivalent shares outstanding in the 2008 and 2007 first quarters, respectively. Weighted-average equivalent shares outstanding decreased as of March 28, 2008 due to the Company purchasing approximately 1.2 million shares of its stock for treasury over the past twelve months.

Accounting Standards Pronouncements

In 2006, the EITF issued EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This EITF requires an entity to account for the liability for the cost of insurance related to the purchase of endorsement split-dollar life insurance arrangements for employees where the policy remains in place after the employee’s retirement. The Company adopted this EITF on January 1, 2008, at which time the Company had several endorsement split-dollar life insurance policies for former executives that continued post employment. As required by the EITF, the Company calculated and recorded the present value of the postretirement benefit obligation as an adjustment to retained earnings as of January 1, 2008. This cumulative effect adjustment totaled approximately $82,000.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement 157,” which provides a one year deferral of the effective date of FAS 157 for non-financial assets and liabilities (such as goodwill), except those that are recognized or disclosed in the Company’s financial statements at fair value at least annually. Accordingly, the Company adopted the provisions of FAS 157 only for its financial assets and liabilities effective January 1, 2008. FAS 157 defines fair value as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants.

As of March 28, 2008, the Company’s assets considered for fair value measurement and disclosure under this FAS are its investment balances held in the Company’s deferred compensation plan. The adoption of this FAS had no impact on the Company’s consolidated results of operations or financial condition. Although the Company is currently evaluating the effect that the adoption of FASB Staff Position 157-2 will have on its financial condition or results of operations, it does not believe the impact, if any, will be material.

Effective January 1, 2008, the Company adopted FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This FAS allows an entity to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the quarter ended March 28, 2008. Accordingly, the adoption of this FAS had no impact on the Company’s consolidated results of operations or financial condition.

In September 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This FAS required the Company to recognize the overfunded or underfunded status of its defined benefit plans as either assets or liabilities, as applicable, in its consolidated balance sheets. The Company adopted these provisions of this FAS for the year ended December 31, 2006. Beginning for the year ended December 31, 2008, the FAS will also require the Company to measure the funded status of its plans as of the date of its year-end. Previously, the Company has measured the funded status of its pension plan in The Netherlands as of the end of its fiscal month of September. However, in 2008, that plan will be measured as of December 31, 2008. Although the Company is currently evaluating the effect that the adoption this FAS will have on its financial condition or results of operations, it does not believe the impact will be material.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company’s significant accounting policies, along with the underlying assumptions and judgments made by the Company’s management in their application, have a significant impact on the Company’s condensed consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s most critical accounting policies are those related to income taxes, specifically relating to deferred taxes and valuation allowances, goodwill valuation, and the discount rates and expected return on plan assets, as applicable, used to calculate the Company’s pension obligations. Deferred income taxes and the related valuation allowances are discussed below. As there has been no change during the 2008 first quarter in the status of the Company’s goodwill balance, or the methodology the Company uses to determine the discount rates and the expected return on plan assets, as applicable, for its pension obligations, those items are not presented here. A full discussion of the critical accounting policies related to the Company’s goodwill balance, and discount rates and expected return on plan assets for its pension obligations, is included in the Company’s management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 as included in the Company’s most recent annual report on Form 10-K as filed with the SEC.

Income Taxes – Deferred Taxes and Valuation Allowances – At March 28, 2008, the Company had a total of $6.2 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At March 28, 2008, the Company had deferred tax assets recorded resulting from net operating losses totaling approximately $3.1 million. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether some of these deferred tax assets will be realized at any point in the future. Accordingly, at March 28, 2008, the Company had offset a portion of these assets with a valuation allowance totaling $2.6 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.5 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% increase or decrease in the ETR in the 2008 first quarter would have increased or decreased net income by approximately $23,000.

Other Estimates - The Company has also made a number of estimates and assumptions relating to the reporting of other assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Such estimates primarily relate to the valuation of stock options for recording equity-based compensation expense, allowances for doubtful accounts receivable, investment valuation, legal matters, and estimates of progress toward completion and direct profit or loss on contracts, as applicable. Actual results could differ from these estimates.

Financial Condition and Liquidity

Cash used in operating activities was $0.3 million in the 2008 first quarter. Net income totaled $1.4 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation expense, and deferred compensation totaled $0.5 million. Accounts receivable balances increased $5.5 million as compared to December 31, 2007. This increase resulted from an increase in revenue in the current period, and an increase in day’s sales outstanding to 60 days at March 28, 2008 as compared to 58 days at December 31, 2007. Accounts payable decreased $0.4 million primarily due to the timing of certain payments near quarter-end. Accrued compensation increased $2.6 million in 2008 due to the timing of the U.S. bi-weekly payroll. Income taxes payable increased $0.5 million primarily due to a higher level of income in 2008 as compared to the prior period. Advance billings on contracts increased $0.5 million due to the timing of certain payments during the 2008 first quarter.

Investing activities used $1.2 million in the 2008 first quarter, which primarily represented the additions to property and equipment of $1.0 million and purchases of investments of $0.2 million. The Company has no significant commitments for the purchase of property or equipment at March 28, 2008.

Financing activities provided $1.6 million of cash in the 2008 first quarter. During 2008, net proceeds under the Company’s revolving credit lines totaled $2.6 million. During February 2008, the Company amended its revolving credit agreement to extend the maturity date by three years to April 2011. The Company is required to meet certain financial covenants in order to maintain borrowings under the agreement, pay dividends, and make acquisitions. The Company was in compliance with these covenants at March 28, 2008. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. Daily average borrowings for the 2008 first quarter were $5.6 million.

During the 2008 first quarter, the Company used approximately $1.5 million to purchase approximately 331,000 shares of its stock for treasury. Also during the 2008 first quarter, the Company’s board of directors authorized an addition of 1 million shares to the existing shares remaining in the Company’s buyback program. At March 28, 2008, a total of approximately 1.1 million shares are authorized for future purchases.

The Company believes existing internally available funds, cash potentially generated from operations, and available borrowings under the Company’s revolving line of credit totaling approximately $32.0 million at March 28, 2008, will be sufficient to meet foreseeable working capital, capital expenditure, and stock repurchase requirements, and to allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in either the 2007 or 2008 first quarter.

Contractual Obligations

There have been no significant additional contractual obligations entered into by the Company during the 2008 first quarter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations.

At March 28, 2008, there was a total of $2.6 million outstanding under the Company’s revolving credit agreement. Daily average borrowings for the 2008 first quarter were $5.6 million. Accordingly, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $56,000.

During the 2008 first quarter, revenue was affected by the year-over-year foreign currency exchange rate changes of Belgium, the United Kingdom, Luxembourg and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom, the functional currency is the British pound. Had there been no change in these exchange rates from the 2007 to 2008 first quarter, total European revenue would have been approximately $2.1 million lower, or $16.9 million as compared to the $19.0 million reported. Operating income in Europe increased by approximately $0.1 million year-over-year due to the increase in the exchange rates. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

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

Changes in Internal Control over Financial Reporting

The Company continues to review, revise and improve the effectiveness of the Company’s internal controls on a continuous basis. There have been no significant changes in the Company’s internal controls over financial reporting in connection with the Company’s 2008 first quarter evaluation that would materially affect, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuers Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January 1 - January 31	174,476	$4.71	174,476	241,753
February 1 - February 29	101,098	$4.17	101,098	1,140,655	*
March 1 - March 28	55,446	$4.13	55,446	1,085,209

Total	331,020	$4.45	331,020	1,085,209

*	During February 2008, the Company announced an addition of 1.0 million shares to the Company’s existing repurchase authorization. The Company’s share repurchase programs do not have an expiration date, nor were there any share repurchase programs terminated during the 2008 first quarter.
**	Includes a $0.03 cent per share broker commission

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Page

31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	18

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	19

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20

* * * * * * *

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By:	/s/ Brendan M. Harrington
Brendan M. Harrington
Title:	Chief Financial Officer

Date: May 7, 2008