Form 10-Q
period 2008-06-27
COMPUTER TASK GROUP INC
filed 2008-08-05
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of each class	Shares outstanding at July 30, 2008
Common stock, par value $.01 per share	18,723,354

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(amounts in thousands, except per share data)
Revenue	$94,071	$80,140	$180,754	$160,156
Direct costs	72,425	62,173	140,366	124,759
Selling, general and administrative expenses	17,658	16,206	34,018	32,356

Operating income	3,988	1,761	6,370	3,041
Gain on investments	—	24	—	644
Interest and other income	46	59	116	128
Interest and other expense	(115)	(210)	(233)	(385)

Income before income taxes	3,919	1,634	6,253	3,428
Provision for income taxes	1,869	635	2,799	1,307

Net income	$2,050	$999	$3,454	$2,121

Net income per share:
Basic	$0.13	$0.06	$0.22	$0.13

Diluted	$0.13	$0.06	$0.22	$0.13

Weighted average shares outstanding:
Basic	15,387	16,309	15,460	16,338
Diluted	15,914	16,758	15,923	16,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(Unaudited)

	June 27, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$4,285	$4,290
Accounts receivable, net of allowances of $994 and $955 in 2008 and 2007, respectively	61,188	52,314
Prepaid and other current assets	3,783	3,278
Deferred income taxes	1,317	1,350

Total current assets	70,573	61,232
Property and equipment, net of accumulated depreciation of $29,321 and $28,899 in 2008 and 2007, respectively	6,585	5,741
Goodwill	35,678	35,678
Deferred income taxes	5,015	5,108
Other assets	3,903	4,098
Investments	737	604

Total assets	$122,491	$112,461

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,077	$10,109
Accrued compensation	23,309	21,299
Advance billings on contracts	835	908
Other current liabilities	4,805	4,988
Income taxes payable	1,581	717

Total current liabilities	41,607	38,021

Long-term debt	3,790	—
Deferred compensation benefits	8,230	8,396
Other long-term liabilities	1,025	965

Total liabilities	54,652	47,382

Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	111,842	111,911
Retained earnings	52,854	49,481
Less: Treasury stock of 8,255,554 and 7,912,736 shares at cost, respectively	(40,798)	(39,257)
Stock Trusts of 3,363,335 and 3,377,217 shares at cost, respectively	(55,083)	(55,142)
Accumulated other comprehensive loss	(1,246)	(2,184)

Total shareholders’ equity	67,839	65,079

Total liabilities and shareholders’ equity	$122,491	$112,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Two Quarters Ended
	June 27, 2008	June 29, 2007
	(amounts in thousands)
Cash flows from operating activities:
Net income	$3,454	$2,121
Adjustments:
Depreciation expense	1,013	1,254
Equity-based compensation expense	516	374
Deferred income taxes	113	(147)
Gain on sales of property and equipment	(9)	—
Deferred compensation	(74)	107
Gain on investments	—	(644)
Changes in assets and liabilities:
Increase in accounts receivable	(7,726)	(3,645)
(Increase) decrease in prepaid and other	(437)	17
Decrease in other assets	339	143
Increase (decrease) in accounts payable	343	(228)
Increase (decrease) in accrued compensation	1,683	(2,834)
Increase in income taxes payable	817	974
Decrease in advance billings on contracts	(75)	(994)
Decrease in other current liabilities	(296)	(1,148)
Increase (decrease) in other long-term liabilities	46	(35)

Net cash used in operating activities	(293)	(4,685)

Cash flows from investing activities:
Additions to property and equipment	(1,766)	(943)
Proceeds from sales of investments	217	809
Investment purchases	(350)	(294)
Proceeds from sales of property and equipment	—	2

Net used in investing activities	(1,899)	(426)

Cash flows from financing activities:
Proceeds from long-term revolving debt, net	3,790	5,030
Change in cash overdraft, net	245	(852)
Proceeds from Employee Stock Purchase Plan	62	64
Purchase of stock for treasury	(2,352)	(876)
Excess tax benefits from equity-based compensation	12	8
Proceeds from other stock plans	71	117

Net cash provided by financing activities	1,828	3,491

Effect of exchange rate changes on cash and cash equivalents	359	122

Net decrease in cash and cash equivalents	(5)	(1,498)
Cash and cash equivalents at beginning of year	4,290	4,758

Cash and cash equivalents at end of quarter	$4,285	$3,260

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

The Company operates in one industry segment, providing Information Technology (IT) services to its clients. These services include IT solutions and strategic staffing. CTG provides these primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. During the 2008 second quarter, the Company experienced an increase in demand for both its IT solutions and strategic staffing businesses. The mix of the Company’s solutions/staffing revenue was 34% / 66% for the quarter ended June 27, 2008 and 35% / 65% for the quarter ended June 29, 2007.

The Company promotes a significant portion of its services through three vertical market focus areas: Technology Service Providers, Healthcare (which includes services provided to health care providers, health insurers, and life sciences companies) and Financial Services. The Company focuses on these three vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The vertical areas of Technology Service Providers, Healthcare, and Financial Services totaled 34%, 26%, and 9% of total consolidated revenue in the 2008 second quarter as compared to 35%, 25%, and 11% of total consolidated revenue in the 2007 second quarter. Outside of these three vertical market focus areas, the Company provides its services to customers in general industries, which totaled 31% and 29% of total consolidated revenue in the 2008 and 2007 second quarters, respectively.

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

Effective January 1, 2008, the Company adopted FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This FAS allows an entity to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the quarter or year-to-date period ended June 27, 2008.

Defined Benefit Pension Plan Measurement Date

In September 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This FAS requires the Company to recognize the overfunded or underfunded status of its defined benefit plans as either assets or liabilities, as applicable, in its consolidated balance sheets. The Company adopted these provisions of this FAS for its defined benefit plans for the year ended December 31, 2006. Beginning for the year ended December 31, 2008, the FAS will also require the Company to measure the funded status of its defined benefit plans as of the date of its year-end. Previously, the Company has measured the funded status of its pension plan in The Netherlands as of the end of its fiscal month of September. However, in 2008, that plan will be measured as of December 31, 2008. Although the Company is currently evaluating the effect that the adoption this FAS will have on its financial condition or results of operations, it does not believe the impact will be material.

Property and Equipment

The Company accounts for capitalized software costs under either Statement of Position (SOP) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” or FAS 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” according to the intended use of the software. At June 27, 2008, the Company has capitalized a total of approximately $0.7 million for two projects under SOP 98-1 and $0.1 million for one project under FAS 86.

3.	Fair Value

At June 27, 2008, the Company’s investment balances, which totaled approximately $0.7 million, are measured at fair value. This fair value was determined using Level 1 (see “Fair Value” in note 2) inputs.

4.	Investments

At June 27, 2008, the Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan.

During the 2007 first quarter, the Company sold a security and recorded a gain of approximately $0.6 million on the sale.

5.	Net Income Per Share

Basic and diluted earnings per share for the quarter and two quarters ended June 27, 2008 and June 29, 2007 is as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(amounts in thousands, except per share data)
Weighted-average number of shares outstanding during period	15,387	16,309	15,460	16,338
Common Stock equivalents – incremental shares primarily under stock option plans	527	449	463	460

Number of shares on which diluted earnings per share is based	15,914	16,758	15,923	16,798

Net income	$2,050	$999	$3,454	$2,121

Net income per share:
Basic	$0.13	$0.06	$0.22	$0.13

Diluted	$0.13	$0.06	$0.22	$0.13

Certain options representing 1.9 million and 2.0 million shares of common stock were outstanding at June 27, 2008 and June 29, 2007, respectively, but were not included in the computation of diluted earnings per share, as the options’ exercise prices were greater than the average market price of the Company’s common shares.

6.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at June 27, 2008 and December 31, 2007 are as follows:

	June 27, 2008	December 31, 2007
	(amounts in thousands)
Foreign currency adjustment	$(863)	$(1,780)
Pension loss adjustment, net of tax of $442 in 2008 and $458 in 2007	(383)	(404)

Accumulated other comprehensive loss	$(1,246)	$(2,184)

Total comprehensive income for the quarter and two quarters ended June 27, 2008 and June 29, 2007 is as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(amounts in thousands)
Net income	$2,050	$999	$3,454	$2,121
Realized gain on investments, net of tax	—	—	—	(376)
Foreign currency	(147)	203	917	307
Pension loss	15	7	21	27

Comprehensive income	$1,918	$1,209	$4,392	$2,079

7.	Income Taxes

The Company’s effective tax rate (ETR) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal ETR is 37 to 41% of pre-tax income. The 2008 second quarter ETR was 47.7%, while the 2008 year-to-date ETR was 44.8%. The 2008 second quarter ETR was above the normal range primarily due to an addition to the valuation allowance for net operating losses in foreign countries of approximately $0.3 million. Without this item, the 2008 second quarter ETR would have been 41.0%, while the 2008 year-to-date ETR would have been 40.6%. The 2007 second quarter ETR was 38.9%, while the 2007 year-to-date ETR was 38.1%.

The Company is regularly subjected to income tax examinations by various tax authorities. During the 2008 third quarter, an examination was completed for the U.S. federal tax jurisdiction for 2006. Based upon the results of this examination, the Company anticipates reducing the amount of its unrecognized tax benefits by approximately $0.2 million in the 2008 third quarter which ends on September 26, 2008.

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

Net periodic pension cost for the quarter and two quarters ended June 27, 2008 and June 29, 2007 for the ESBP is as follows:

	For the Quarter Ended		For the Two Quarters Ended
Net Periodic Pension Cost – ESBP	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
(amounts in thousands)
Interest cost	$127	$122	$254	$244
Amortization of unrecognized net loss	17	25	34	50

Net periodic pension cost	$144	$147	$288	$294

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

Net periodic pension benefit for the quarter and two quarters ended June 27, 2008 and June 29, 2007 for the NDBP is as follows:

	For the Quarter Ended		For the Two Quarters Ended
Net Periodic Pension Cost (Benefit) – NDBP	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
(amounts in thousands)
Interest cost	$78	$67	$155	$133
Expected return on plan assets	(102)	(85)	(202)	(169)
Amortization of actuarial (gain) loss	(12)	(5)	(24)	(9)

Net periodic pension benefit	$(36)	$(23)	$(71)	$(45)

The Company does not anticipate making contributions to fund the NDBP in 2008 or future years as the NDBP is currently over-funded.

The Company also maintains a non-qualified defined-contribution deferred compensation plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made contributions in 2008 totaling approximately $0.3 million to this plan for amounts earned in 2007. The investments in the plan are included in the total assets of the Company, and are discussed in Note 4, “Investments.” During the 2008 first and second quarters, participants in the plan exchanged a portion of their investments for stock units which represent shares of the Company’s common stock. In exchange for the funds received, the Company issued shares out of treasury stock equivalent to the number of share units received by the participant. These shares of common stock are not entitled to any voting rights and the holders will not receive dividends, if any are paid. The shares are being held by the Company, and will be released to the participant as prescribed by their payment election under the plan.

9.	Equity-Based Compensation

During the 2008 second quarter, the Company granted options representing 380,000 shares. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. For the 2008 second quarter, the per-option weighted-average fair value of options granted on the date of grant was $1.61. The fair value of the options granted in the 2008 second quarter at the date of grant was estimated using the following assumptions:

Quarter Ended June 27, 2008
Expected volatility	42.0%
Risk-free interest rate	3.2%
Expected term (years)	3.3
Expected dividend yield	0.0%

The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the option granted to estimate the expected volatility for the grants made in the 2008 second quarter. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of paying dividends, and the expectation of paying dividends in the foreseeable future.

Also during the 2008 second quarter, the Company issued restricted stock representing 93,210 shares to several of its employees and its directors on May 13 and 14, 2008 with a value of $4.79 and $5.25 per share, respectively. For the employees, the stock vests over a period of four years, with 25% of the stock issued vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock is fully vested to the employee. The Company is recognizing compensation expense for these shares over the expected term of the restricted stock, or four years. For the directors, the issued stock vests at retirement. As the directors are eligible for retirement from the Company’s board at any point, the Company recognized the expense associated with these shares on the date of grant. The restricted shares issued are considered outstanding, and are eligible to receive dividends, if any are paid, and can be voted. However, only vested shares of outstanding restricted stock are included in the basic earnings per share calculation. The shares for the employees and the directors were granted from the Equity Award Plan and the 1991 Restricted Stock Plan. The Company issued shares out of treasury stock to fulfill the share requirements from stock option exercises and restricted stock grants during the 2008 second quarter.

10.	Treasury Stock

During the 2008 second quarter, the Company used approximately $0.9 million to purchase approximately 176,000 shares of its stock for treasury. In the 2008 year-to-date period, the Company used approximately $2.4 million to purchase approximately 0.5 million shares of stock for treasury. At June 27, 2008, approximately 0.9 million shares remain authorized for future purchases.

11.	Significant Customer

In the 2008 second quarter, IBM was the Company’s largest customer, accounting for $29.3 million or 31.2% of consolidated revenue, compared to $23.6 million or 29.5% of 2007 second quarter revenue. In the 2008 year-to-date period, revenue from IBM totaled $56.6 million, compared to $46.5 million in the corresponding 2007 period. No other customer accounted for more than 10% of the Company’s revenue in either the first or second quarter of 2007 or 2008. The Company’s accounts receivable from IBM at June 27, 2008 and June 29, 2007 totaled $12.3 million and $10.4 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Two Quarters Ended June 27, 2008

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

Industry Trends

The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve. The pace of technological change and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been strong. We have responded to these challenging business conditions by focusing on two main services, which are providing IT solutions and strategic staffing to our clients. During the 2008 second quarter, the Company experienced an increase in demand for both its IT solutions and strategic staffing businesses. The mix of the Company’s solutions/staffing revenue changed to 34% / 66% for the quarter ended June 27, 2008 from 35% / 65% from the quarter ended June 29, 2007, while remaining consistent with the 2008 first quarter percentages of 34% / 66%.

We have in turn promoted a majority of our services through three vertical market focus areas, which are technology service providers, healthcare (which includes services provided to health care providers, health insurers, and life sciences companies) and financial services. The Company focuses on these three vertical areas as it believes that these areas are either higher long-term growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The vertical areas of technology service providers, healthcare, and financial services totaled 34%, 26%, and 9% of total consolidated revenue in the 2008 second quarter as compared to 35%, 25%, and 11% of total consolidated revenue in the 2007 second quarter. Outside of these three vertical market focus areas, the Company provides its services to customers in general industries, which totaled 31% and 29% of total consolidated revenue in the 2008 and 2007 second quarters, respectively. During the 2008 second quarter, the Company’s financial services vertical market, although located primarily in Europe, was negatively affected by the worsening economic conditions in North America. We have also closely monitored and managed the utilization of our billable personnel, and actively managed our selling, general and administrative costs as a percentage of revenue.

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

Revenue and Cost Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectability of the amounts due is reasonably assured. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. Revenue from time-and-material projects totaled approximately 90% and 88% of consolidated revenue for the two quarters ended June 27, 2008 and June 29, 2007, respectively.

For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue from such projects totaled approximately 7% and 8% of consolidated revenue for the two quarters ended June 27, 2008 and June 29, 2007, respectively.

Revenue for fixed price contracts is recognized as per the proportional method of accounting using an input-based approach whereby salary and indirect labor costs incurred are measured and compared to the total estimate of costs at completion for a project. Revenue is recognized based upon the percent complete calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed price projects that include significant amounts of material or other non-labor related costs which could distort the percent complete within a percentage complete calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our past experience on similar projects, and includes management judgments and estimates which affect the amount of revenue recognized on fixed price contracts in any accounting period. Revenue from fixed-price contracts accounted for under the percentage-of-completion method totaled approximately 3% and 4% of consolidated revenue for the two quarters ended June 27, 2008 and June 29, 2007, respectively.

Results of Operations

The table below sets forth data as contained on the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenues.

For the Quarter ended:

(amounts in thousands)	June 27, 2008		June 29, 2007
Revenue	100.0%	$94,071	100.0%	$80,140
Direct costs	77.0%	72,425	77.6%	62,173
Selling, general, and administrative expenses	18.8%	17,658	20.2%	16,206

Operating income	4.2%	3,988	2.2%	1,761
Interest and other income (expense), net	—	(69)	(0.2)%	(127)

Income before income taxes	4.2%	3,919	2.0%	1,634
Provision for income taxes	2.0%	1,869	0.8%	635

Net income	2.2%	$2,050	1.2%	$999

For the Two Quarters ended:

(amounts in thousands)	June 27, 2008		June 29, 2007
Revenue	100.0%	$180,754	100.0%	$160,156
Direct costs	77.7%	140,366	77.9%	124,759
Selling, general, and administrative expenses	18.8%	34,018	20.2%	32,356

Operating income	3.5%	6,370	1.9%	3,041
Interest and other income (expense), net	—	(117)	0.2%	387

Income before income taxes	3.5%	6,253	2.1%	3,428
Provision for income taxes	1.6%	2,799	0.8%	1,307

Net income	1.9%	$3,454	1.3%	$2,121

In the 2008 second quarter, the Company recorded revenue of $94.1 million, an increase of 17.4% compared to revenue of $80.1 million recorded in the 2007 second quarter. Revenue from the Company’s North American operations totaled $72.7 million in the 2008 second quarter, an increase of 15.8% when compared to revenue in the 2007 second quarter of $62.7 million. Revenue from the Company’s European operations in the 2008 second quarter totaled $21.4 million, an increase of 23.1% when compared to revenue in the 2007 second quarter of $17.4 million. The European revenue represented 22.8% and 21.7% of 2008 and 2007 second quarter consolidated revenue, respectively. The Company’s revenue includes reimbursable expenses billed to customers. These expenses totaled $2.2 million and $2.0 million in the 2008 and 2007 second quarters, respectively.

For the first half of 2008, the Company recorded revenue of $180.8 million, an increase of 12.9% compared to revenue of $160.2 million recorded in the first two quarters of 2007. Revenues from the Company’s North American operations totaled $140.4 million in the 2008 year-to-date period, as compared to $125.5 million in the comparable 2007 period. The Company’s European operations accounted for $40.4 million or 22.4% of year-to-date 2008 consolidated revenue, as compared to $34.7 million or 21.7% in the comparable 2007 period. Reimbursable expenses billed to customers totaled $4.4 million and $4.1 million in the year-to-date periods in 2008 and 2007, respectively.

The revenue increase in both the 2008 second quarter as compared to the 2007 second quarter, and in the 2008 year-to-date period as compared to 2007 is due to an increase in both the Company’s solutions and staffing businesses. The Company’s solutions revenue grew 14% in the 2008 second quarter and 12% in the 2008 year-to-date period as compared to the corresponding 2007 periods, driven by business wins resulting from investments the Company previously made primarily in its healthcare business. These investments were primarily in new offerings, sales territories and additional sales staff. Staffing revenue increased 19% in the 2008 second quarter and 13% in the 2008 year-to-date period as compared to the corresponding 2007 periods, primarily driven by strong demand from the technology services provider market.

The significant increase in revenue in the Company’s European operations was primarily due to the strength of the currencies of Belgium, the United Kingdom, Luxembourg, and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. Had there been no change in these exchange rates from the 2007 second quarter to the 2008 second quarter, total European revenue would have been approximately $2.7 million lower, or $18.7 million as compared to the $21.4 million reported. Had there been no change in the rates for the 2007 year-to-date period as compared to the 2008 year-to-date period, total revenue would have been $4.8 million lower, or $35.6 million as compared to the $40.4 million reported.

In the 2008 second quarter, IBM was the Company’s largest customer, accounting for $29.3 million or 31.2% of consolidated revenue as compared to $23.6 million or 29.5% of revenue in the comparable 2007 period. In the 2008 year-to-date period, IBM accounted for $56.6 million or 31.3% of consolidated revenue, compared to $46.5 million or 29% of consolidated revenue in the 2007 period. During the second quarter of 2008, the Company and IBM agreed to extend the current National Technical Services (“NTS Agreement”) contract until July 1, 2011. As part of the NTS agreement, the Company also provides its services as a predominant supplier to IBM’s Integrated Technology Services and Systems and Technology Group business units. The Company and IBM are currently in the process of finalizing the terms of statements of work for each of the two foregoing IBM business units under the NTS Agreement. We expect to continue to derive a significant portion of our revenue from IBM throughout the remainder of 2008 and in future years. However, a significant decline or the loss of the revenue from IBM would have a significant negative effect on our operating results. The Company’s accounts receivable from IBM at June 27, 2008 and June 29, 2007 totaled $12.3 million and $10.4 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in any period in either 2007 or 2008.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 77% of revenue in the 2008 second quarter as compared to 77.6% of revenue in the 2007 second quarter, and 77.7% in the 2008 year-to-date period as compared to 77.9% in the comparable 2007 period. The slight decrease in direct costs as a percentage of revenue in either the 2008 second quarter and year-to-date period as compared to corresponding 2007 periods is primarily due an increase in the operating margin in the solutions business caused by the introduction of new, more profitable offerings.

Selling, general and administrative (SG&A) expenses were 18.8% of revenue in both the 2008 second quarter and year-to-date period, as compared to 20.2% of revenue in both the 2007 second quarter and year-to-date period. The significant year-over-year decrease in SG&A expense as a percentage of revenue reflects the Company’s continued focus on disciplined cost management.

Operating income was 4.2% of revenue in the 2008 second quarter as compared to 2.2% of revenue in the 2007 second quarter, and 3.5% in the 2008 year-to-date period as compared to 1.9% in the 2007 year-to-date period. Operating income from North American operations was $3.4 million and $5.5 million in the 2008 second quarter and year-to-date period, respectively, while European operations recorded operating income of $0.6 million and $0.9 million, respectively, in such periods.

Interest and other income (expense), net was nominal as percentage of revenue in the 2008 year-to-date period and 0.2% in the comparable 2007 period. During 2008, the Company incurred less interest expense as a percentage of revenue as the interest rates the Company pays on its long-term revolving debt declined in 2008 as compared to 2007. For 2007, the Company had net other income as it sold in the first quarter an investment it owned resulting in a gain of approximately $0.6 million.

The Company’s effective tax rate (ETR) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal ETR is 37 to 41% of pre-tax income. The 2008 second quarter ETR was 47.7%, while the 2008 year-to-date ETR was 44.8%. The 2008 second quarter ETR was above the normal range primarily due to an addition to the valuation allowance for net operating losses in foreign countries of approximately $0.3 million. Without this item, the 2008 second quarter ETR would have been 41.0%, while the 2008 year-to-date ETR would have been 40.6%. The 2007 second quarter ETR was 38.9%, while the 2007 year-to-date ETR was 38.1%.

The Company is regularly subjected to income tax examinations by various tax authorities. During the 2008 third quarter, an examination was completed for the U.S. federal tax jurisdiction for 2006. Based upon the results of this examination, the Company anticipates reducing the amount of its unrecognized tax benefits by approximately $0.2 million in the 2008 third quarter which ends on September 26, 2008.

Net income for the 2008 second quarter was 2.2% of revenue or $0.13 per diluted share, compared to net income of 1.2% of revenue or $0.06 per diluted share in the 2007 second quarter, and 1.9% of revenue or $0.22 per diluted share in the 2008 year-to-date period as compared to net income of 1.3% of revenue or $0.13 per diluted share in the comparable 2007 period. Diluted earnings per share were calculated using 15.9 million equivalent shares outstanding for the quarter ended June 27, 2008, and 16.8 million equivalent shares outstanding for the quarter ended June 29, 2007. The dilutive effect of incremental shares outstanding under the Company’s equity-based compensation plans in 2008 was offset by purchases of shares for treasury by the Company during the second half of 2007 and first half of 2008.

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

As of June 27, 2008, the Company’s assets considered for fair value measurement and disclosure under this FAS are its investment balances held in the Company’s deferred compensation plan. The adoption of this FAS had no impact on the Company’s consolidated results of operations or financial condition. Although the Company is currently evaluating the effect that the adoption of FASB Staff Position 157-2 will have on its financial condition or results of operations, it does not believe the impact, if any, will be material.

Effective January 1, 2008, the Company adopted FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This FAS allows an entity to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the year-to-date period ended June 27, 2008. Accordingly, the adoption of this FAS had no impact on the Company’s consolidated results of operations or financial condition.

In September 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This FAS required the Company to recognize the overfunded or underfunded status of its defined benefit plans as either assets or liabilities, as applicable, in its consolidated balance sheets. The Company adopted these provisions of this FAS for its defined benefit plans for the year ended December 31, 2006. Beginning for the year ended December 31, 2008, the FAS will also require the Company to measure the funded status of its defined benefit plans as of the date of its year-end. Previously, the Company has measured the funded status of its pension plan in The Netherlands as of the end of its fiscal month of September. However, in 2008, that plan will be measured as of December 31, 2008. Although the Company is currently evaluating the effect that the adoption this FAS will have on its financial condition or results of operations, it does not believe the impact will be material.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company’s significant accounting policies, along with the underlying assumptions and judgments made by the Company’s management in their application, have a significant impact on the Company’s condensed consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s most critical accounting policies are those related to income taxes, specifically relating to deferred taxes and valuation allowances, goodwill valuation, and the discount rates and expected return on plan assets, as applicable, used to calculate the Company’s pension obligations. Deferred income taxes and the related valuation allowances are discussed below. As there has been no change during the 2008 second quarter in the status of the Company’s goodwill balance, or the methodology the Company uses to determine the discount rates and the expected return on plan assets, as applicable, for its pension obligations, those items are not presented here. A full discussion of the critical accounting policies related to the Company’s goodwill balance, and discount rates and expected return on plan assets for its pension obligations is included in the Company’s management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 as included in the Company’s most recent annual report on Form 10-K as filed with the SEC.

Income Taxes – Deferred Taxes and Valuation Allowances – At June 27, 2008, the Company had a total of $6.1 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At June 27, 2008, the Company has deferred tax assets recorded resulting from net operating losses totaling approximately $3.2 million. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether some of these deferred tax assets will be realized at any point in the future. During the 2008 second quarter, the Company determined that it needed to increase the valuation allowance for its foreign net operating losses by approximately $0.3 million. At June 27, 2008, the Company has offset a portion of these deferred tax assets with a valuation allowance totaling $2.9 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.3 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% increase or decrease in the ETR in the 2008 second quarter would have increased or decreased net income in the quarter by approximately $39,000.

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

Financial Condition and Liquidity

Cash used in operating activities was $0.3 million in the first half of 2008. Net income totaled $3.5 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation expense, deferred taxes and deferred compensation totaled $1.6 million. Accounts receivable balances increased $7.7 million as compared to December 31, 2007. This increase resulted from an increase in revenue in the current period and an increase in day’s sales outstanding to 59 days at June 27, 2008 as compared to 58 days at December 31, 2007. Accrued compensation increased $1.7 million in 2008 due to the timing of the U.S. bi-weekly payroll. Income taxes payable increased $0.8 million primarily due to a higher level of income in 2008 as compared to the prior period.

Investing activities used $1.9 million in the first two quarters of 2008, which primarily represented the additions to property and equipment of $1.8 million and net purchases of investments for the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan of $0.1 million. The Company has no significant commitments for the purchase of property or equipment at June 27, 2008.

Financing activities provided $1.8 million of cash in the first half of 2008. During 2008, net proceeds under the Company’s revolving credit lines totaled $3.8 million. During February 2008, the Company amended its revolving credit agreement to extend the maturity date by three years to April 2011. The Company is required to meet certain financial covenants in order to maintain borrowings under the agreement, pay dividends, and make acquisitions. The Company was in compliance with these covenants at June 27, 2008. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. Daily average borrowings for the first two quarters of 2008 were $5.7 million.

During the first two quarters of 2008, the Company used approximately $2.4 million to purchase approximately 0.5 million shares of its stock for treasury. Also during the first half of 2008, the Company’s board of directors authorized an addition of 1 million shares to the existing shares remaining in the Company’s buyback program. At June 27, 2008, a total of approximately 0.9 million shares are authorized for future purchases.

The Company believes existing internally available funds, cash potentially generated from operations, and available borrowings under the Company’s revolving line of credit totaling approximately $30.8 million at June 27, 2008, will be sufficient to meet foreseeable working capital, capital expenditure, and stock repurchase requirements, and to allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in either the 2007 or 2008 first or second quarter.

Contractual Obligations

There have been no significant additional contractual obligations entered into by the Company during the 2008 second quarter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations.

At June 27, 2008, there was a total of $3.8 million outstanding under the Company’s revolving credit agreement. Daily average borrowings for the first half of 2008 were $5.7 million. Accordingly, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $57,000.

During the first two quarters of 2008, revenue was affected by the year-over-year foreign currency exchange rate changes of Belgium, the United Kingdom, Luxembourg and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom, the functional currency is the British pound. Had there been no change in these exchange rates from the 2007 to 2008 second quarter, total European revenue would have been approximately $2.7 million lower, or $18.7 million as compared to the $21.4 million reported. Had there been no change in the rates for the 2007 year-to-date period as compared to the 2008 year-to-date period, total revenue would have been $4.8 million lower, or $35.6 million as compared to the $40.4 million reported. In the 2008 second quarter and year-to-date period, operating income in Europe increased by approximately $0.1 million and $0.2 million, respectively, due to the comparable 2007 period due to the increase in the exchange rates. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this periodic report.

Changes in Internal Control over Financial Reporting

The Company reviews, revises and improves the effectiveness of the Company’s internal controls on a continuous basis. There have been no significant changes in the Company’s internal controls over financial reporting in connection with the Company’s 2008 second quarter evaluation that would materially affect, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuers Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs*
March 30 – April 30	20,613	$4.73	20,613	1,064,596
May 1 – May 31	128,852	$5.01	128,852	935,744
June 1 – June 27	26,540	$5.11	26,540	909,204

Total	176,005	$5.00	176,005	909,204

*	The Company’s share repurchase program does not have an expiration date, nor was it terminated during the first half of 2008.
**	Includes a $0.03 cent per share broker commission

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 14, 2008, at the Company’s Headquarters, 800 Delaware Avenue, Buffalo, New York at 10:00 a.m.

The Company submitted for shareholder approval the election of three Class II directors and the approval and ratification of an amendment to the Computer Task Group, Incorporated 2000 Equity Award Plan, as amended, to increase the number of shares of the Company’s common stock authorized for issuance under the plan by 650,000 shares.

Election of Directors

•

Three Class II directors (James R. Boldt, Thomas E. Baker and William D. McGuire) were elected to hold office until both the 2011 annual meeting of shareholders and their successors are elected and qualified. The results of the voting were as follows:

Director	Total Vote For	Total Vote Withheld
James R. Boldt (Class II)	15,242,006	2,005,015
Thomas E. Baker (Class II)	14,790,154	2,456,867
William D. McGuire (Class II)	14,899,268	2,347,753

•

The Class III directors of the Company whose terms of office extends until the 2009 annual meeting of shareholders and until their successors are elected and qualified are John M. Palms and Daniel J. Sullivan.

•

The Class I directors of the Company whose terms of office extend until the 2010 annual meeting of shareholders and until their successors are elected and qualified are Randolph A. Marks and Randall L. Clark.

Computer Task Group, Incorporated 2000 Equity Award Plan

The shareholders approved and ratified an amendment to the Computer Task Group, Incorporated 2000 Equity Award Plan which increased the number of shares of the Company’s common stock authorized for issuance under the plan by 650,000 shares. The results of the voting were as follows:

For:	11,043,394
Against:	2,318,147
Abstain:	649,428
Non votes:	3,236,052

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Page
10. (a)	Summary of Compensation Payable to Named Executive Officers	21

10. (b)	Summary of Nonemployee Director Compensation	22

31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	23

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	24

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	25

*    *    *    *    *    *    *

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By:	/s/ Brendan M. Harrington
Brendan M. Harrington
Title:	Chief Financial Officer

Date: August 5, 2008