Form 10-Q
period 2008-09-26
COMPUTER TASK GROUP INC
filed 2008-11-04
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of each class	Shares outstanding at October 28, 2008
Common stock, par value $.01 per share	18,500,717

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007
	(amounts in thousands, except per share data)
Revenue	$89,131	$80,625	$269,885	$240,781
Direct costs	69,488	62,347	209,854	187,106
Selling, general and administrative expenses	16,167	16,644	50,185	49,000

Operating income	3,476	1,634	9,846	4,675
Gain on investments	—	5	—	649
Interest and other income	70	41	203	169
Interest and other expense	(125)	(207)	(375)	(592)

Income before income taxes	3,421	1,473	9,674	4,901
Provision for income taxes	1,340	559	4,139	1,866

Net income	$2,081	$914	$5,535	$3,035

Net income per share:
Basic	$0.14	$0.06	$0.36	$0.19

Diluted	$0.13	$0.06	$0.35	$0.18

Weighted average shares outstanding:
Basic	15,338	16,176	15,419	16,283
Diluted	16,195	16,598	16,013	16,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(Unaudited)

	September 26, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$9,553	$4,290
Accounts receivable, net of allowances of $894 and $955 in 2008 and 2007, respectively	54,971	52,314
Prepaid and other current assets	3,079	3,278
Deferred income taxes	1,335	1,350

Total current assets	68,938	61,232
Property and equipment, net of accumulated depreciation of $29,042 and $28,899 in 2008 and 2007, respectively	6,758	5,741
Goodwill	35,678	35,678
Deferred income taxes	4,980	5,108
Other assets	4,349	4,098
Investments	706	604

Total assets	$121,409	$112,461

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,499	$10,109
Accrued compensation	29,103	21,299
Advance billings on contracts	527	908
Other current liabilities	4,025	4,988
Income taxes payable	689	717

Total current liabilities	43,843	38,021
Deferred compensation benefits	8,250	8,396
Other long-term liabilities	1,084	965

Total liabilities	53,177	47,382

Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	112,031	111,911
Retained earnings	54,934	49,481
Less: Treasury stock of 8,331,244 and 7,912,736 shares at cost, respectively	(41,356)	(39,257)
Stock Trusts of 3,363,335 and 3,377,217 shares at cost, respectively	(55,083)	(55,142)
Accumulated other comprehensive loss	(2,564)	(2,184)

Total shareholders’ equity	68,232	65,079

Total liabilities and shareholders’ equity	$121,409	$112,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Quarters Ended
	Sept. 26, 2008	Sept. 28, 2007
	(amounts in thousands)
Cash flows from operating activities:
Net income	$5,535	$3,035
Adjustments:
Depreciation and amortization expense	1,521	1,858
Equity-based compensation expense	730	621
Deferred income taxes	121	(161)
Gain on sales of property and equipment	(11)	—
Deferred compensation	(43)	3
Gain on investments	—	(649)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,956)	539
(Increase) decrease in prepaid and other current assets	192	(616)
Increase in other assets	(258)	(399)
Increase (decrease) in accounts payable	203	(846)
Increase in accrued compensation	7,897	2,873
Increase (decrease) in income taxes payable	(79)	565
Decrease in advance billings on contracts	(374)	(1,149)
Decrease in other current liabilities	(905)	(974)
Increase (decrease) in other long-term liabilities	121	(14)

Net cash provided by operating activities	11,694	4,686

Cash flows from investing activities:
Additions to property and equipment	(2,528)	(1,370)
Proceeds from sales of investments	217	809
Proceeds from insurance claim	—	177
Investment purchases	(319)	(112)

Net cash used in investing activities	(2,630)	(496)

Cash flows from financing activities:
Change in cash overdraft, net	(684)	(1,794)
Proceeds from Employee Stock Purchase Plan	85	94
Purchase of stock for treasury	(3,400)	(1,929)
Excess tax benefits from equity-based compensation	97	11
Proceeds from other stock plans	428	372

Net cash used in financing activities	(3,474)	(3,246)

Effect of exchange rate changes on cash and cash equivalents	(327)	335

Net increase in cash and cash equivalents	5,263	1,279
Cash and cash equivalents at beginning of year	4,290	4,758

Cash and cash equivalents at end of quarter	$9,553	$6,037

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

The Company operates in one industry segment, providing Information Technology (IT) services to its clients. These services include IT solutions and strategic staffing. CTG provides these primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. During the 2008 third quarter, the Company experienced an increase in demand for both its IT solutions and strategic staffing businesses, with the staffing business progressing at a higher rate. IT solutions and strategic staffing revenue as a percentage of total revenue for the quarter and three quarters ended September 26, 2008 and September 28, 2007 is as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007
IT solutions	32%	34%	34%	34%
Strategic staffing	68%	66%	66%	66%

Total	100%	100%	100%	100%

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

The Company’s revenue by vertical market for the quarter and three quarters ended September 26, 2008 and September 28, 2007 is as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007
Technology service providers	36%	36%	35%	35%
Healthcare	25%	25%	26%	25%
Financial services	7%	10%	8%	11%
General markets	32%	29%	31%	29%

Total	100%	100%	100%	100%

Postretirement Benefit Obligations Resulting from Insurance Contracts

In 2006, the Emerging Issues Task Force (EITF) issued EITF 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This EITF requires an entity to account for the liability for the cost of insurance related to the purchase of endorsement split-dollar life insurance arrangements for employees where the policy remains in place after the employee’s retirement. The Company adopted this EITF on January 1, 2008. The Company has several endorsement split-dollar life insurance policies for former executives that continued post employment. As required by the EITF, the Company calculated and recorded the present value of the postretirement benefit obligation as an adjustment to retained earnings as of January 1, 2008. This cumulative effect adjustment totaled approximately $82,000.

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

Effective January 1, 2008, the Company adopted FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This FAS allows an entity to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the quarter or year-to-date period ended September 26, 2008.

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

Property and Equipment

The Company accounts for capitalized software costs under either Statement of Position (SOP) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” or FAS 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” according to the intended use of the software. At September 26, 2008, the Company capitalized a total of approximately $1.0 million for two projects under SOP 98-1 and $0.1 million for one project under FAS 86.

3. Investments

At September 26, 2008, the Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At September 26, 2008, the Company’s investment balances, which totaled approximately $0.7 million, are measured at fair value. This fair value was determined using Level 1 (see “Fair Value” in note 2) inputs.

During the 2007 first quarter, the Company sold a security and recorded a gain of approximately $0.6 million on the sale.

4. Net Income Per Share

Basic and diluted earnings per share for the quarter and three quarters ended September 26, 2008 and September 28, 2007 is as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007
	(amounts in thousands, except per share data)
Weighted-average number of shares outstanding during period	15,338	16,176	15,419	16,283
Common Stock equivalents – incremental shares primarily under stock option plans	857	422	594	448

Number of shares on which diluted earnings per share is based	16,195	16,598	16,013	16,731

Net income	$2,081	$914	$5,535	$3,035

Net income per share:
Basic	$0.14	$0.06	$0.36	$0.19

Diluted	$0.13	$0.06	$0.35	$0.18

Certain options representing 0.8 million and 2.1 million shares of common stock were outstanding at September 26, 2008 and September 28, 2007, respectively, but were not included in the computation of diluted earnings per share as they were anti-dilutive.

5. Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at September 26, 2008 and December 31, 2007 are as follows:

	September 26, 2008	December 31, 2007
	(amounts in thousands)
Foreign currency adjustment	$(2,187)	$(1,780)
Pension loss adjustment, net of tax of $431 in 2008 and $458 in 2007	(377)	(404)

Accumulated other comprehensive loss	$(2,564)	$(2,184)

Total comprehensive income for the quarter and three quarters ended September 26, 2008 and September 28, 2007 is as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007
	(amounts in thousands)
Net income	$2,081	$914	$5,535	$3,035
Realized gain on investments, net of tax	—	—	—	(376)
Foreign currency	(1,324)	684	(407)	991
Pension loss	6	20	27	47

Comprehensive income	$763	$1,618	$5,155	$3,697

6. Income Taxes

The Company’s effective tax rate (ETR) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal ETR is 37 to 41% of pre-tax income. The 2008 third quarter ETR was 39.2%, while the 2008 year-to-date ETR was 42.8%. During the 2008 third quarter, an examination was completed for the U.S. federal tax jurisdiction for 2006. Based upon the results of this examination, the Company reduced the amount of its unrecognized tax benefits by approximately $0.2 million. The 2008 year-to-date ETR was above the normal range primarily due to an addition to the valuation allowance for net operating losses in foreign countries of approximately $0.3 million in the 2008 second and third quarters, and other items totaling less than $0.1 million. Without these items, the 2008 year-to-date ETR would have been 39.1%. The 2007 third quarter ETR was 37.9%, while the 2007 year-to-date ETR was 38.1%.

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

Net periodic pension cost for the quarter and three quarters ended September 26, 2008 and September 28, 2007 for the ESBP is as follows:

	For the Quarter Ended		For the Three Quarters Ended
Net Periodic Pension Cost – ESBP	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007
	(amounts in thousands)
Interest cost	$127	$122	$381	$366
Amortization of unrecognized net loss	17	25	51	75

Net periodic pension cost	$144	$147	$432	$441

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

Net periodic pension benefit for the quarter and three quarters ended September 26, 2008 and September 28, 2007 for the NDBP is as follows:

	For the Quarter Ended		For the Three Quarters Ended
Net Periodic Pension Cost (Benefit) – NDBP	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007
	(amounts in thousands)
Interest cost	$78	$67	$233	$200
Expected return on plan assets	(102)	(86)	(304)	(255)
Amortization of actuarial (gain) loss	(12)	(5)	(36)	(14)

Net periodic pension benefit	$(36)	$(24)	$(107)	$(69)

The Company does not anticipate making contributions to fund the NDBP in 2008 or future years as the NDBP is currently over-funded.

The Company also maintains a non-qualified defined-contribution deferred compensation plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made contributions in 2008 totaling approximately $0.4 million to this plan for amounts earned in 2007. The investments in the plan are included in the total assets of the Company, and are discussed in Note 3, “Investments.” During the first three quarters of 2008 participants in the plan exchanged a portion of their investments for stock units which represent shares of the Company’s common stock. In exchange for the funds received, the Company issued shares out of treasury stock equivalent to the number of share units received by the participant. These shares of common stock are not entitled to any voting rights and the holders will not receive dividends, if any are paid. The shares are being held by the Company, and will be released to the participant as prescribed by their payment election under the plan.

8. Treasury Stock

During the 2008 third quarter, the Company used approximately $1.0 million to purchase approximately 176,000 shares of its stock for treasury. In the 2008 year-to-date period, the Company used approximately $3.4 million to purchase approximately 0.7 million shares of stock for treasury. At September 26, 2008, approximately 0.7 million shares remain authorized for future purchases.

9. Significant Customer

In the 2008 third quarter, IBM was the Company’s largest customer, accounting for $28.7 million or 32.2% of consolidated revenue, compared to $24.2 million or 30.0% of 2007 third quarter revenue. In the 2008 year-to-date period, revenue from IBM totaled $85.2 million, compared to $70.7 million in the corresponding 2007 period. No other customer accounted for more than 10% of the Company’s revenue in any of the first three quarters of 2007 or 2008. The Company’s accounts receivable from IBM at September 26, 2008 and September 28, 2007 totaled $12.0 million and $10.2 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Three Quarters Ended September 26, 2008

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

Industry Trends

The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve. The pace of technological change and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been strong. We have responded to these challenging business conditions by focusing on two main services, which are providing IT solutions and strategic staffing to our clients. During the 2008 third quarter, the Company experienced an increase in demand for both its IT solutions and strategic staffing businesses, with the staffing business progressing at a higher rate. IT solutions and strategic staffing revenue as a percentage of total revenue for the quarter and three quarters ended September 26, 2008 and September 28, 2007 is as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007
IT solutions	32%	34%	34%	34%
Strategic staffing	68%	66%	66%	66%

Total	100%	100%	100%	100%

During October 2008, the Company was informed by a significant customer of a reduction in their need for approximately 250 of CTG’s staff, or approximately $21 million of annual revenue. The reduction is not a result of CTG’s performance, but rather a change in our client’s business needs. The reduction will occur in the Company’s lower margin staffing business, and is estimated to reduce the Company’s 2008 fourth quarter revenue by approximately $4 million.

We have in turn promoted a majority of our services through three vertical market focus areas, which are technology service providers, healthcare (which includes services provided to health care providers, health insurers, and life sciences companies) and financial services. The Company focuses on these three vertical areas as it believes that these areas are either higher long-term growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. During the 2008 third quarter and during the 2008 year-to-date period, the Company’s financial services vertical market, approximately 80% of which is located in Europe, was negatively affected by the worsening worldwide economic conditions. We have also closely monitored and managed the utilization of our billable personnel, and actively managed our selling, general and administrative costs as a percentage of revenue.

The Company’s revenue by vertical market for the quarter and three quarters ended September 26, 2008 and September 28, 2007 is as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007
Technology service providers	36%	36%	35%	35%
Healthcare	25%	25%	26%	25%
Financial services	7%	10%	8%	11%
General markets	32%	29%	31%	29%

Total	100%	100%	100%	100%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage of completion methods for the quarter and three quarters ended September 26, 2008 and September 28, 2007 is as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007
Time-and-material	90%	88%	90%	88%
Progress payment	7%	8%	7%	8%
Percentage of completion	3%	4%	3%	4%

Total	100%	100%	100%	100%

Results of Operations

The table below sets forth data as contained on the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenues.

For the Quarter ended:
	Sept. 26, 2008		Sept. 28, 2007
	(amounts in thousands)
Revenue	100.0%	$89,131	100.0%	$80,625
Direct costs	78.0%	69,488	77.3%	62,347
Selling, general, and administrative expenses	18.1%	16,167	20.7%	16,644

Operating income	3.9%	3,476	2.0%	1,634
Interest and other expense, net	(0.1)%	(55)	(0.2)%	(161)

Income before income taxes	3.8%	3,421	1.8%	1,473
Provision for income taxes	1.5%	1,340	0.7%	559

Net income	2.3%	$2,081	1.1%	$914

For the Three Quarters ended:
	Sept. 26, 2008		Sept. 28, 2007
	(amounts in thousands)
Revenue	100.0%	$269,885	100.0%	$240,781
Direct costs	77.8%	209,854	77.7%	187,106
Selling, general, and administrative expenses	18.6%	50,185	20.4%	49,000

Operating income	3.6%	9,846	1.9%	4,675
Interest and other income (expense), net	—	(172)	0.1%	226

Income before income taxes	3.6%	9,674	2.0%	4,901
Provision for income taxes	1.5%	4,139	0.7%	1,866

Net income	2.1%	$5,535	1.3%	$3,035

In the 2008 third quarter, the Company recorded revenue of $89.1 million, an increase of 10.6% compared to revenue of $80.6 million recorded in the 2007 third quarter. Revenue from the Company’s North American operations totaled $70.4 million in the 2008 third quarter, an increase of 11.7% when compared to revenue in the 2007 third quarter of $63.1 million. Revenue from the Company’s European operations in the 2008 third quarter totaled $18.7 million, an increase of 6.5% when compared to revenue in the 2007 third quarter of $17.5 million. The European revenue represented 21.0% and 21.8% of 2008 and 2007 third quarter consolidated revenue, respectively. The Company’s revenue includes reimbursable expenses billed to customers. These expenses totaled $2.2 million and $1.9 million in the 2008 and 2007 third quarters, respectively.

For the first three quarters of 2008, the Company recorded revenue of $269.9 million, an increase of 12.1% compared to revenue of $240.8 million recorded in the first three quarters of 2007. Revenues from the Company’s North American operations totaled $210.8 million in the 2008 year-to-date period, as compared to $188.5 million in the comparable 2007 period. The Company’s European operations accounted for $59.1 million or 21.9% of year-to-date 2008 consolidated revenue, as compared to $52.3 million or 21.7% in the comparable 2007 period. Reimbursable expenses billed to customers totaled $6.6 million and $6.0 million in the year-to-date periods in 2008 and 2007, respectively.

The revenue increase in both the 2008 third quarter as compared to the 2007 third quarter, and in the 2008 year-to-date period as compared to 2007 is due to an increase in both the Company’s solutions and staffing businesses. The Company’s solutions revenue grew 4.5% in the 2008 third quarter and 9.8% in the 2008 year-to-date period as compared to the corresponding 2007 periods, driven by business wins resulting from investments the Company has made primarily in its healthcare business. These investments were primarily in new offerings, sales territories and additional sales staff. Staffing revenue increased 13.7% in the 2008 third quarter and 13.3% in the 2008 year-to-date period as compared to the corresponding 2007 periods, primarily driven by strong demand from the technology services provider market.

The significant increase in revenue in the Company’s European operations was primarily due to the strength of the currencies of Belgium, the United Kingdom, Luxembourg, and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. Had there been no change in these exchange rates from the 2007 third quarter to the 2008 third quarter, total European revenue would have been approximately $1.4 million lower, or $17.3 million as compared to the $18.7 million reported. Had there been no change in the rates from the 2007 year-to-date period to the 2008 year-to-date period, total revenue would have been $6.3 million lower, or $52.8 million as compared to the $59.1 million reported.

In the 2008 third quarter, IBM was the Company’s largest customer, accounting for $28.7 million or 32.2% of consolidated revenue as compared to $24.2 million or 30.0% of revenue in the comparable 2007 period. In the 2008 year-to-date period, IBM accounted for $85.2 million or 31.6% of consolidated revenue, compared to $70.7 million or 29.3% of consolidated revenue in the 2007 period. During the second quarter of 2008, the Company and IBM agreed to extend the current National Technical Services (“NTS Agreement”) contract until July 1, 2011. As part of the NTS agreement, the Company also provides its services as a predominant supplier to IBM’s Integrated Technology Services and Systems and Technology Group business units. We expect to continue to derive a significant portion of our revenue from IBM throughout the remainder of 2008 and in future years. However, a significant decline or the loss of the revenue from IBM would have a significant negative effect on our operating results. The Company’s accounts receivable from IBM at September 26, 2008 and September 28, 2007 totaled $12.0 million and $10.2 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in any period in either 2007 or 2008.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 78.0% of revenue in the 2008 third quarter as compared to 77.3% of revenue in the 2007 third quarter, and 77.8% in the 2008 year-to-date period as compared to 77.7% in the comparable 2007 period. The slight increase in direct costs as a percentage of revenue in both the 2008 third quarter and year-to-date period as compared to corresponding 2007 periods is primarily due to the increase in the Company’s strategic staffing business, which has a higher direct cost percentage as compared to the Company’s other business.

Selling, general and administrative (SG&A) expenses were 18.1% of revenue in the 2008 third quarter and 18.6% in the 2008 year-to-date period, as compared to 20.7% of revenue in the 2007 third quarter and 20.4% in the year-to-date period ending September 26, 2008. The significant year-over-year decrease in SG&A expense as a percentage of revenue reflects the Company’s continued focus on disciplined cost management.

Operating income was 3.9% of revenue in the 2008 third quarter as compared to 2.0% of revenue in the 2007 third quarter, and 3.6% in the 2008 year-to-date period as compared to 1.9% in the 2007 year-to-date period. Operating income from North American operations was $3.6 million and $9.1 million in the 2008 third quarter and year-to-date period, respectively, while European operations recorded operating income (loss) of $(0.1) million and $0.7 million, respectively, in such periods.

Interest and other income (expense), net was nominal as a percentage of revenue in the 2008 year-to-date period and 0.1% in the comparable 2007 period. During 2008, the Company incurred less interest expense as a percentage of revenue as there were lower average outstanding debt balances and the interest rates the Company pays on its long-term revolving debt declined in 2008 as compared to 2007. For 2007, the Company had net other income as it sold an investment it owned resulting in a gain of approximately $0.6 million.

The Company’s effective tax rate (ETR) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal ETR is 37 to 41% of pre-tax income. The 2008 third quarter ETR was 39.2%, while the 2008 year-to-date ETR was 42.8%. During the 2008 third quarter, an examination was completed for the U.S. federal tax jurisdiction for 2006. Based upon the results of this examination, the Company reduced the amount of its unrecognized tax benefits by approximately $0.2 million. The 2008 year-to-date ETR was above the normal range primarily due to an addition to the valuation allowance for net operating losses in foreign countries of approximately $0.3 million in the 2008 second and third quarters, and other items totaling less than $0.1 million. Without these items, the 2008 year-to-date ETR would have been 39.1%. The 2007 third quarter ETR was 37.9%, while the 2007 year-to-date ETR was 38.1%.

Net income for the 2008 third quarter was 2.3% of revenue or $0.13 per diluted share, compared to net income of 1.1% of revenue or $0.06 per diluted share in the 2007 third quarter, and 2.1% of revenue or $0.35 per diluted share in the 2008 year-to-date period as compared to net income of 1.3% of revenue or $0.18 per diluted share in the comparable 2007 period. Diluted earnings per share were calculated using 16.2 million equivalent shares outstanding for the quarter ended September 26, 2008, and 16.6 million equivalent shares outstanding for the quarter ended September 28, 2007. The dilutive effect of incremental shares outstanding under the Company’s equity-based compensation plans in 2008 was offset by purchases of shares for treasury by the Company during 2008.

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

As of September 26, 2008, the Company’s assets considered for fair value measurement and disclosure under this FAS are its investment balances held in the Company’s deferred compensation plan. The adoption of this FAS had no impact on the Company’s consolidated results of operations or financial condition. Although the Company is currently evaluating the effect that the adoption of FASB Staff Position 157-2 will have on its financial condition or results of operations, it does not believe the impact, if any, will be material.

Effective January 1, 2008, the Company adopted FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This FAS allows an entity to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the year-to-date period ended September 26, 2008. Accordingly, the adoption of this FAS had no impact on the Company’s consolidated results of operations or financial condition.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company’s significant accounting policies, along with the underlying assumptions and judgments made by the Company’s management in their application, have a significant impact on the Company’s condensed consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s most critical accounting policies are those related to income taxes, specifically relating to deferred taxes and valuation allowances, goodwill valuation, and the discount rates and expected return on plan assets, as applicable, used to calculate the Company’s pension obligations. Deferred income taxes and the related valuation allowances are discussed below. As there has been no change during the 2008 third quarter in the status of the Company’s goodwill balance, or the methodology the Company uses to determine the discount rates and the expected return on plan assets, as applicable, for its pension obligations, those items are not presented here. A full discussion of the critical accounting policies related to the Company’s goodwill balance, and discount rates and expected return on plan assets for its pension obligations is included in the Company’s management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 as included in the Company’s most recent annual report on Form 10-K as filed with the SEC.

Income Taxes – Deferred Taxes and Valuation Allowances – At September 26, 2008, the Company had a total of $6.1 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At September 26, 2008, the Company has deferred tax assets recorded resulting from net operating losses totaling approximately $3.1 million. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether some of these deferred tax assets will be realized at any point in the future. At September 26, 2008, the Company has offset a portion of these deferred tax assets with a valuation allowance totaling $2.8 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.3 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% increase or decrease in the ETR in the 2008 third quarter would have increased or decreased net income in the quarter by approximately $34,000.

Other Estimates – The Company has also made a number of estimates and assumptions relating to the reporting of other assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements pursuant to the rules and regulations of the SEC. Such estimates primarily relate to the valuation of stock options for recording equity-based compensation expense, allowances for doubtful accounts receivable, investment valuation, legal matters, and estimates of progress toward completion and direct profit or loss on contracts, as applicable. Actual results could differ from these estimates.

Financial Condition and Liquidity

Cash provided by operating activities was $11.7 million in the first three quarters of 2008. Net income totaled $5.5 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation expense, and deferred taxes totaled to a net of $2.4 million. Accounts receivable balances increased $3.0 million as compared to December 31, 2007. This increase resulted from an increase in revenue in 2008 of 12.1% as compared to 2007, but was offset by a decrease in day’s sales outstanding to 56 days at September 26, 2008 as compared to 58 days at December 31, 2007. Accrued compensation increased $7.9 million in 2008 due to the timing of the U.S. bi-weekly payroll. Other current liabilities decreased $0.9 million primarily due to the timing of certain payments.

Investing activities used $2.6 million in the first three quarters of 2008, which primarily represented the additions to property and equipment of $2.5 million and net purchases of investments for the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan of $0.1 million. The Company has no significant commitments for the purchase of property or equipment at September 26, 2008.

Financing activities used $3.5 million of cash in the first three quarters of 2008. At September 26, 2008, the Company’s did not have anything outstanding under its revolving credit line. During February 2008, the Company amended its revolving credit agreement to extend the maturity date by three years to April 2011. The Company is required to meet certain financial covenants in order to maintain borrowings under the agreement, pay dividends, and make acquisitions. The Company was in compliance with these covenants at September 26, 2008. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. Daily average borrowings for the first three quarters of 2008 were $4.9 million.

During the first three quarters of 2008, the Company used approximately $3.4 million to purchase approximately 0.7 million shares of its stock for treasury. Also during the first quarter of 2008, the Company’s board of directors authorized an addition of 1 million shares to the existing shares remaining in the Company’s buyback program. At September 26, 2008, a total of approximately 0.7 million shares are authorized for future purchases.

The Company believes existing internally available funds, cash potentially generated from operations, and available borrowings under the Company’s revolving line of credit totaling approximately $34.6 million at September 26, 2008, will be sufficient to meet foreseeable working capital, capital expenditure, and stock repurchase requirements, and to allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in any of first three quarters of 2007 or 2008.

Contractual Obligations

There have been no significant additional contractual obligations entered into by the Company during the 2008 third quarter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations.

At September 26, 2008, the Company did not have anything outstanding under its revolving credit agreement. Daily average borrowings for the first three quarters of 2008 were $4.9 million. Accordingly, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $49,000.

During the first three quarters of 2008, revenue was affected by the year-over-year foreign currency exchange rate changes of Belgium, the United Kingdom, Luxembourg and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom, the functional currency is the British pound. Had there been no change in these exchange rates from the 2007 third quarter to the 2008 third quarter, total European revenue would have been approximately $1.4 million lower, or $17.3 million as compared to the $18.7 million reported. Had there been no change in the rates from the 2007 year-to-date period to the 2008 year-to-date period, total revenue would have been $6.3 million lower, or $52.8 million as compared to the $59.1 million reported. In the 2008 year-to-date period, operating income in Europe increased by approximately $0.2 million, respectively, as compared to the comparable 2007 period due to the increase in the exchange rates. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

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

Changes in Internal Control over Financial Reporting

The Company reviews, revises and improves the effectiveness of the Company’s internal controls on a continuous basis. There have been no significant changes in the Company’s internal controls over financial reporting in connection with the Company’s 2008 third quarter evaluation that would materially affect, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuers Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs*
June 28 – July 31	42,196	$5.11	42,196	867,008
Aug. 1 – Aug. 31	26,700	$6.60	26,700	840,308
Sept. 1 – Sept. 26	107,267	$6.11	107,267	733,041

Total	176,163	$5.95	176,163	733,041

*	The Company’s share repurchase program does not have an expiration date, nor was it terminated during the first three quarters of 2008.
**	Includes a $0.03 cent per share broker commission

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Page
31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	22

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23

* * * * * * *

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By:	/s/ Brendan M. Harrington
Brendan M. Harrington
Title:	Chief Financial Officer

Date: November 3, 2008