Form 10-K
period 2008-12-31
COMPUTER TASK GROUP INC
filed 2009-02-26
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  ☒

The aggregate market value of the Registrant’s voting and non-voting common equity, computed by reference to the price at which the common equity was last sold on the last business day of the Registrant’s most recently completed second quarter was $92.6 million. Solely for the purposes of this calculation, all persons who are or may be executive officers or directors of the Registrant have been deemed to be affiliates.

The total number of shares of Common Stock of the Registrant outstanding at February 19, 2009 was 18,285,520.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) within 120 days of the end of the Company’s fiscal year ended December 31, 2008, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the SEC as part of this annual report on Form 10-K.

PART I

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry and economic conditions, including fluctuations in demand for IT services, (ii) the availability to us of qualified professional staff, (iii) domestic and foreign industry competition, (iv) rate and wage inflation or deflation, (v) risks associated with operating in foreign jurisdictions, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the IT solutions and staffing industry, taxes and the Company’s operations in particular, (vii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (viii) consolidation among the Company’s competitors or customers, (ix) the partial or complete loss of the revenue the Company generates from IBM, and (x) the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company’s reports filed with the Securities and Exchange Commission (SEC).

Item 1.	Business

Overview

Computer Task Group, Incorporated (the Company, CTG, or the Registrant) was incorporated in Buffalo, New York on March 11, 1966, and its corporate headquarters are located at 800 Delaware Avenue, Buffalo, New York 14209 (716-882-8000). CTG is an information technology (IT) solutions and staffing company with operations in North America and Europe. CTG employs approximately 3,100 people worldwide. During 2008, the Company had six operating subsidiaries: Computer Task Group of Canada, Inc., providing services in Canada; and Computer Task Group Belgium N.V., Computer Task Group IT Solutions, S.A., Computer Task Group Luxembourg PSF, Computer Task Group (U.K.) Ltd., and CTG Deutschland GmbH, each primarily providing services in Europe. Services provided in North America are performed by CTG.

Services

The Company operates in one industry segment, providing Information Technology (IT) services to its clients. These services include IT Solutions and IT Staffing. CTG provides these primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. The Company’s IT Solutions and IT Staffing services are as follows:

•

IT Solutions: CTG’s services in this area include helping clients assess their business needs and identifying the right IT solutions to meet these needs, the delivery of services that include the selection and implementation of packaged software and the design, development, testing, and integration of new systems, and the development and implementation of customized software and solutions designed to fit the needs of a specific client or vertical market.

In 2007 and 2008, CTG invested in new IT solutions development, primarily targeted to the healthcare market, and largely to support cost reductions and productivity improvements. In 2008, several healthcare solutions under development moved to the pilot stage of testing. The Company continues to modify and further develop these solutions. These solutions include medical care and disease management, group underwriting risk assessment, and medical fraud, waste, and abuse detection and reduction. The Company has developed proprietary software to support these offerings which expands the potential market for sale and support of these solutions. CTG expects to begin commercial marketing of these solutions in 2009. These solutions support both the healthcare provider and payer markets.

Additionally, the Company began participation in the start-up and development of regional health information organizations (RHIOs). RHIOs are consortiums of providers, payers, and government agencies at the local level that are charged with implementing secure communitywide electronic medical records. CTG also has significant experience in implementing electronic medical records (EMR) systems in integrated delivery networks and other provider organizations. CTG’s experience in supporting EMR systems and RHIO formation favorably positions the Company as demand for these services increases.

Independent software testing is a common practice in western Europe and represents a significant portion of the solutions business of CTG’s European operations. In response to growing demand for independent software testing in the United States, driven in part by outsourced software development, CTG adapted the proprietary testing methodology and solution developed by its European business for the American market. This comprehensive testing offering supports IT environments across multiple industries.

Also included in IT Solutions is Application Management Outsourcing (AMO). CTG’s services in this area typically include support of single or multiple applications and help desk functions. Depending on client needs, AMO engagements are performed at client sites or CTG sites. In 2008, the healthcare market accounted for most of CTG’s AMO business with a significant portion of this business involving transitional outsourcing support. In a transitional outsourcing engagement, the client hires CTG to manage an application for an extended time period typically ranging from one to three years while its internal IT staff focuses on implementation of a new application replacing the one being phased out.

•

IT Staffing: CTG recruits, retains, and manages IT talent for its clients, primarily large technology service providers and companies with multiple locations and significant need for high-volume external IT resources. The Company also supports larger companies and organizations that need to augment their own IT staff on a flexible basis. Our clients may require the services of our IT talent on a temporary or long-term basis. Our IT professionals generally work with the client’s internal IT staff at client sites. Our recruiting organization works with customers to define their staffing requirements and develop competitive pricing to meet those requirements.

The primary focus of the Company’s staffing business is a managed services model that provides large clients with higher value support through cost-effective supply models customized to client needs, resource management support, vendor management programs, and a highly automated recruiting process and system with global reach.

A trend affecting the staffing industry in recent years is that large users of external technology support are reducing their number of approved suppliers to fewer firms with a preference for those firms able to fulfill high volume requirements at competitive rates and to locate resources with specialized skills on a national level. CTG’s staffing business model fits this profile and it has consistently remained a preferred provider with large technology services providers and users that have reduced their lists of approved IT staffing suppliers.

IT solutions and staffing revenue as a percentage of total revenue for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
IT solutions	34%	34%	30%
IT staffing	66%	66%	70%

Total	100%	100%	100%

In recent years, a major strategic focus of the Company has been to increase the total amount of revenue from its IT solutions business and the percentage of solutions revenue to total revenue as operating margins generated by its solutions business are significantly higher than those of its staffing business. The higher margin solutions business increased by $9.4 million or 8.4% from 2007 to 2008. The increase in IT solutions revenue over the last three years has been a major contributor to the improvement in the Company’s operating margin which increased by 170 basis points to 3.7% in 2008 compared with 2007, the highest level since 1999.

The Company promotes a majority of its services through three vertical market focus areas: Technology Service Providers, Healthcare (which includes services provided to healthcare providers, health insurers, and life sciences companies), and Financial Services. The remainder of CTG’s revenue is derived from general markets.

CTG’s revenue by vertical market for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Technology service providers	34%	34%	39%
Healthcare	26%	26%	25%
Financial services	8%	11%	10%
General markets	32%	29%	26%

Total	100%	100%	100%

The Company’s growth efforts are primarily focused on the healthcare market based on its leading position in serving the provider market, its expertise and experience serving all segments of this market (providers, payers and life sciences companies), higher demand for solutions offerings and support from healthcare companies, and the greater relative strength of this sector compared with other sectors of the U.S. economy. While healthcare providers contributed the largest portion to the Company’s healthcare revenue in 2008, health insurers were the fastest growing client segment in CTG’s healthcare business. The Company’s healthcare revenue increased by $8.2 million or 9.7% from 2007 to 2008.

Over the last three years, the contribution of the financial services market to CTG’s total revenue declined primarily based on greater use of offshore support and lower overall demand in this sector. In recent years, most of CTG’s revenue in the financial services market was generated by its European operations. In 2008, less than 2% of CTG’s consolidated revenue was generated from the financial services market in the United States.

International Business Machines Corporation (IBM) is CTG’s largest customer. CTG provides services to various IBM divisions in many locations. During the second quarter of 2008, the Company and IBM agreed to extend the current National Technical Services (“NTS Agreement”) contract until July 1, 2011. As part of the NTS agreement, the Company also provides its services as a predominant supplier to IBM’s Integrated Technology Services and Systems and Technology Group business units. Services provided under these agreements accounted for approximately 96% of all of the services provided to IBM by the Company in 2008. In 2008, 2007, and 2006, IBM accounted for $108.3 million or 30.6%, $96.0 million or 29.5%, and $110.5 million or 33.8% of the Company’s consolidated revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue in 2008, 2007 or 2006.

In 2008, CTG provided IT services to approximately 480 clients in North America and Europe. In North America, the Company operates in the United States and Canada with 99% of 2008 revenue from North America generated in the United States. In Europe, the Company operates in Belgium, Luxembourg, Germany, and the United Kingdom. Of total 2008 consolidated revenue of $353.2 million, approximately 78% was generated in North America and 22% in Europe.

Pricing and Backlog

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectibility of the amounts due is reasonably assured. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed price contracts is recognized as per the proportional method of accounting using an input-based approach whereby salary and indirect labor costs incurred are measured and compared with the total estimate of costs at completion for a project. Revenue is recognized based upon the percentage of completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs which could distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our past experience on similar projects, and includes management judgments and estimates which affect the amount of revenue recognized on fixed-price contracts in any accounting period.

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Time-and-material	90%	88%	90%
Progress billing	7%	8%	6%
Percentage-of-completion	3%	4%	4%

Total	100%	100%	100%

As of December 31, 2008 and 2007, the backlog for fixed-price and all managed-support contracts was approximately $25.0 million and $38.0 million, respectively. Approximately 79% or $19.7 million of the December 31, 2008 backlog is expected to be earned in 2009. Of the $38.0 million of backlog at December 31, 2007, approximately 68%, or $26.0 million was earned in 2008. Revenue is subject to seasonal variations, with a minor slowdown in months of high vacation and legal holidays (July, August, and December). Backlog does not tend to be seasonal; however, it does fluctuate based upon the timing of entry into long-term contracts.

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

Employees

Our business depends on our ability to attract and retain qualified professional staff to provide services to our customers. The Company has a structured recruiting organization that works with our clients to meet their requirements by recruiting and providing high quality, motivated staff. We employ approximately 3,100 employees worldwide, with approximately 2,500 in the United States and Canada and 600 in Europe. Of these, approximately 2,700 are IT professionals and 400 are individuals who work in sales, recruiting, delivery, administrative and support positions. We believe that our relationship with our employees is good. No employees are covered by a collective bargaining agreement or are represented by a labor union. CTG is an equal opportunity employer.

Financial Information Relating to Foreign and Domestic Operations

The following table sets forth certain financial information relating to the performance of the Company in the United States, Belgium, other European countries, and other countries for the years ended December 31, 2008, 2007, and 2006. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” included in this report.

	2008	2007	2006
(amounts in thousands)
Revenue from External Customers:
United States	$272,242	$250,097	$265,386
Belgium	53,773	46,499	38,821
Other European countries	24,437	25,598	20,126
Other countries	2,761	3,091	2,920

Total revenue	$353,213	$325,285	$327,253

Operating Income (Loss):
United States	$27,066	$20,062	$18,957
Europe	2,033	1,896	2,801
Other countries	(79)	(187)	(194)
Corporate and other	(15,938)	(15,247)	(14,710)

Total operating income	$13,082	$6,524	$6,854

Total Assets:
United States	$68,978	$70,590	$76,689
Europe	24,780	26,662	18,849
Other countries	642	649	838
Corporate and other(1)	21,440	14,560	15,341

Total assets	$115,840	$112,461	$111,717

(1)	Corporate and other assets consist principally of cash and cash equivalents, investments, deferred income taxes, and other assets.

Executive Officers of the Company

As of December 31, 2008, the following individuals were executive officers of the Company:

Name	Age	Office	Period During Which Served as Executive Officer	Other Positions and Offices with Registrant
James R. Boldt	57	Chairman, President and Chief Executive Officer	June 21, 2001 for President, July 16, 2001 for Chief Executive Officer, May 2002 for Chairman, all to date	Director

		Executive Vice President	February 2001 to June 2001

		Vice President, Strategic Staffing	December 2000 to September 2001

		Acting Chief Executive Officer	June 2000 to November 2000

		Vice President and Chief Financial Officer	February 12, 1996 to October 1, 2001

Michael J. Colson	46	Senior Vice President	January 3, 2005 to date	None

Arthur W. Crumlish	54	Senior Vice President	September 24, 2001 to date	None

Filip J. L. Gyde	48	Senior Vice President	October 1, 2000 to date	None

Brendan M. Harrington	42	Senior Vice President, Chief Financial Officer	September 13, 2006 to date	None

		Interim Chief Financial Officer	October 17, 2005 to September 12, 2006	None

Thomas J. Niehaus	47	Senior Vice President	July 22, 1999 to date	None

Peter P. Radetich	55	Senior Vice President, General Counsel	April 28, 1999 to date	Secretary

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

Mr. Harrington was promoted to Senior Vice President and Chief Financial Officer on September 13, 2006. Previously he was Interim Chief Financial Officer and Treasurer from October 17, 2005 to September 12,

2006. Mr. Harrington joined the Company in February 1994 and served in a number of managerial financial positions in the Company’s corporate and European operations, including as the Director of Accounting since 2003, before being appointed Corporate Controller in May 2005.

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

The Company’s revenue and operating results are significantly affected by changes in demand for its services. During 2008, the U.S. economy, where the Company performed greater than 77% of its total business based upon revenue, has significantly deteriorated primarily due to subprime mortgage issues, financial market conditions, inflation, and other economic concerns. In the second half of 2008, these economic pressures have also extended to the European markets where the Company operates. These negative pressures on the economy have led to a worldwide contraction of the credit markets, more severe recessionary conditions, and a decline in demand for the Company’s services which will negatively affect the Company’s revenue and operating results in 2009 compared with 2008. Further declines in spending for IT services in 2009 or future years may additionally adversely affect our operating results in the future as they have in the past.

Our business depends on a large number of highly qualified professionals and if we are not able to recruit and retain a sufficient number of these professionals, we would not be able to provide high quality services to our current and future customers, which would have an adverse effect on our revenue and operating results.

We actively compete with many other IT service providers for qualified professional staff. The availability or lack thereof of qualified professional staff may affect our ability to provide services and meet the needs of our customers in the future. An inability to fulfill customer requirements at agreed upon rates due to a lack of available qualified staff may adversely impact our revenue and operating results in the future.

Increased competition and the bargaining power of our large customers may cause our billing rates to decline, which would have an adverse effect on our revenue and, if we are unable to control our personnel costs accordingly, our margins and operating results.

We have experienced several reductions in the rates at which we bill for services to some of our larger customers during previous highly competitive business markets. Additionally, we actively compete against many other companies for business with new and existing clients. Bill rate reductions or competitive pressures may lead to a decline in revenue or the rates we bill our customers for services, which may adversely affect our margins and operating results in the future.

The currency, legislative, tax, regulatory and economic risks associated with international operations could have an adverse effect on our operating results if we are unable to mitigate or hedge these risks.

We have operations in the United States and Canada in North America, and in Belgium, the United Kingdom, Luxembourg and Germany in Europe. Although our foreign operations conduct their business in their local currencies, these operations are subject to currency fluctuations. Each of our operations is subject to its own legislation, employment and tax law changes, and economic climates. These factors relating to our foreign operations are different than those of the United States. Although we actively manage these foreign operations with local management teams, our overall operating results may be negatively affected by economic conditions, changes in foreign currency exchange rates or tax, regulatory or other economic changes beyond our control.

We derive a significant portion of our revenue from a single customer and a significant reduction in the amount of IT services requested by this customer would have an adverse effect on our revenue and operating results.

IBM is CTG’s largest customer. CTG provides services to various IBM divisions in many locations. In 2008, 2007, and 2006, IBM accounted for $108.3 million or 30.6%, $96.0 million or 29.5%, and $110.5 million or 33.8% of the Company’s consolidated revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue in 2008, 2007 or 2006. The Company’s accounts receivable from IBM at December 31, 2008 and 2007 amounted to $8.5 million and $9.9 million, respectively.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations which, in many instances, is due to their lack of specificity. As a result, the application of these new standards and regulations in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, tax regulations and other standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent auditors’ audit of internal control have required the commitment of significant internal, financial and managerial resources.

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

U.S. generally accepted accounting principles have been the subject of frequent changes in interpretations. As a result of the enactment of the Sarbanes-Oxley Act of 2002 and the review of accounting policies by the SEC as well as by national and international accounting standards bodies, the frequency of future accounting policy changes may accelerate. Such future changes in financial accounting standards may have a significant effect on our reported results of operations, including results of transactions entered into before the effective date of the changes.

We are subject to income and other taxes in the United States (federal and state) and numerous foreign jurisdictions. Our provisions for income and other taxes and our tax liabilities in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in various federal and state tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact our financial condition, results of operations and cash flows in future periods.

Our customer contracts generally have a short term or are terminable on short notice and a significant number of failures to renew, early terminations or renegotiations of our existing customer contracts could adversely affect our results of operations.

Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. We performed approximately 90% of our services on a time and materials basis during 2008. As such, our customers generally have the right to terminate a contract with us upon written notice without the payment of any financial penalty. Client projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages of a project or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors that are beyond our control and are unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client, changes in client strategies or the economy in general. When contracts are terminated, we lose the associated revenue and we may not be able to eliminate the associated costs in a timely manner. Consequently, our operating results in subsequent periods may be lower than expected. Our clients can cancel or reduce the scope of their engagements with us on short notice. If they do so, we may be unable to reassign our professionals to new engagements without delay. The cancellation or reduction in scope of an engagement could, therefore, reduce the utilization rate of our professionals, which would have a negative impact on our business, financial condition, and results of operations. As a result of these and other factors, our past financial performance should not be relied on as a guarantee of similar or better future performance. Due to these factors, we believe that our results of operations may fluctuate from period to period in the future.

The introduction of new IT products or services may render our existing IT solutions or IT staffing offerings to be obsolete, which, if we are unable to keep pace with these corresponding changes, could have an adverse effect on our business.

Our success depends, in part, on our ability to implement and deliver IT solutions or IT staffing services that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace. Also, services, solutions and technologies developed by our competitors may make our solutions or staffing offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our ability to obtain and successfully complete client engagements.

Existing and potential customers may outsource or consider outsourcing their IT requirements to foreign countries in which we may not currently have operations, which could have an adverse effect on our ability to obtain new customers or retain existing customers.

In the past few years, more companies are using or are considering using low cost offshore outsourcing centers to perform technology-related work and complete projects. Currently, we have partnered with clients to perform services in Russia to mitigate and reduce this risk to our Company. However, the risk of additional increases in the future in the outsourcing of IT solutions overseas could have a material, negative impact on our future operations.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling approximately $35.7 million at December 31, 2008 resulting from our acquisition of Elumen Solutions, Inc. (Elumen) in early 1999. Elumen provided IT services to healthcare and related companies, and was merged with the Company’s existing staff which also served the healthcare industry. At least annually, we evaluate this goodwill for impairment based on the fair value of the business operations to which this goodwill relates. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of such companies decreases based on transactions involving similar companies which could occur given the recent economic downturn in the countries in which the Company operates, or there is a permanent, negative change in the market demand for the services offered by this business unit. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge which would have an adverse impact on our results of operations.

Changing Economic Conditions and the Effect on Accounting Estimates

The Company has also made a number of estimates and assumptions relating to the reporting of its assets and liabilities and the disclosure of contingent assets and liabilities to prepare its consolidated financial statements pursuant to the rules and regulations of the SEC and other accounting rulemaking authorities. Such estimates primarily relate to the valuation of goodwill, the valuation of stock options for recording equity-based compensation expense, allowances for doubtful accounts receivable, investment valuation, legal matters, other contingencies and estimates of progress toward completion and direct profit or loss on contracts, as applicable. As future events and their affects can not be determined with precision, actual results could differ from these estimates. Changes in the economic climates in which the Company operates may affect these estimates and will be reflected in the Company’s financial statements in the event they occur.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns and occupies a headquarters building at 800 Delaware Avenue, and an office building at 700 Delaware Avenue, both located in Buffalo, New York, operated by CTG of Buffalo, and which is part of the Company’s North American operations. The corporate headquarters consists of approximately 40,000 square feet and is occupied by corporate administrative operations. The office building consists of approximately 39,000 square feet and is also occupied by corporate administrative operations. At December 31, 2008, these properties were not mortgaged as part of the Company’s existing revolving credit agreement.

The remainder of the Company’s locations are leased facilities. Most of these facilities serve as sales and support offices and their size varies, generally in the range from 250 to 13,200 square feet, with the number of people employed at each office. The Company’s lease terms generally vary from periods of less than a year to five years and typically have flexible renewal options. The Company believes that its present owned and leased facilities are adequate to support its current and anticipated future needs.

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

There were no matters submitted to a vote of security holders in the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

The Company’s common stock is traded on The NASDAQ Stock Market LLC under the symbol CTGX. The following table sets forth the high and low sales prices for the Company’s common stock for each quarter of the previous two years.

Stock Price	High	Low
Year ended December 31, 2008
Fourth Quarter	$7.06	$2.46
Third Quarter	$7.33	$4.20
Second Quarter	$5.50	$4.03
First Quarter	$5.76	$3.75

Year ended December 31, 2007
Fourth Quarter	$6.05	$4.02
Third Quarter	$5.12	$4.14
Second Quarter	$4.98	$4.15
First Quarter	$4.80	$4.10

On February 19, 2009, there were 2,335 record holders of the Company’s common shares. The Company has not paid a dividend since 2000. The Company is required to meet certain financial covenants under its current revolving credit agreement in order to pay dividends. The Company was in compliance with these financial covenants at December 31, 2008. The determination of the timing, amount and payment of dividends on the Company’s common stock in the future is at the discretion of the Board of Directors and will depend upon, among other things, the Company’s profitability, liquidity, financial condition, capital requirements and compliance with the aforementioned financial covenants.

For information concerning common stock issued in connection with the Company’s equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities

The Company has one share repurchase program. During February 2007, 2008, and 2009, the Company’s Board of Director’s authorized a total of 1.0 million shares for future stock repurchases under this program. The share repurchase program does not have an expiration date, nor was it terminated during the fourth quarter of 2008.

Purchases by the Company of its common stock during the fourth quarter ended December 31, 2008 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
September 27 – October 31	292,056	$6.02	292,056	440,985
November 1 – November 30	72,703	$3.91	72,703	368,282
December 1 – December 31	79,552	$3.40	79,552	288,730

Total	444,311	$5.21	444,311	288,730

*	Includes commissions paid

Company Performance Graph

The following graph displays a five-year comparison of cumulative total shareholder returns for the Company’s common stock, the S&P 500 Index, and the Dow Jones U.S. Computer Services Index, assuming a base index of $100 at the end of 2003. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the period, assuming dividend reinvestment, and (B) the difference between the Company’s share price at the end and the beginning of the period by (2) the share price at the beginning of the period. The calculations were made excluding trading commissions and taxes.

	Base Period Dec 03	INDEXED RETURNS Years Ending
		Dec 04	Dec 05	Dec 06	Dec 07	Dec 08
Computer Task Group, Inc.	100.00	143.96	101.54	122.11	142.16	82.78
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53
Dow Jones U.S. Computer Services Index	100.00	109.02	96.34	114.67	124.33	93.65

Item 6.	Selected Financial Data

Consolidated Summary—Five-Year Selected Financial Information

The selected operating data and financial position information set forth below for each of the years in the five-year period ended December 31, 2008 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” included in this report.

	2008	2007	2006	2005	2004
(amounts in millions, except per-share data)	(1, 2)	(1, 2)	(1)
Operating Data
Revenue	$353.2	$325.3	$327.3	$294.5	$237.1
Operating income	$13.1	$6.5	$6.9	$4.9	$3.1
Income from continuing operations	$7.8	$4.2	$3.5	$2.4	$3.0
Net income (loss)	$7.8	$4.2	$3.5	$2.4	$(1.4	)(3)
Basic net income per share from continuing operations	$0.51	$0.26	$0.21	$0.14	$0.18
Basic net income (loss) per share	$0.51	$0.26	$0.21	$0.14	$(0.09	)(3)
Diluted net income per share from continuing operations	$0.49	$0.25	$0.21	$0.14	$0.17
Diluted net income (loss) per share	$0.49	$0.25	$0.21	$0.14	$(0.08	)(3)
Cash dividend per share	$—	$—	$—	$—	$—

Financial Position
Working capital	$24.8	$23.2	$21.7	$40.3	$17.2
Total assets	$115.8	$112.5	$111.7	$128.3	$103.8
Long-term debt	$—	$—	$—	$23.2	$—
Shareholders’ equity	$67.6	$65.1	$61.6	$57.5	$57.0

(1)	On January 1, 2006, the Company adopted the provisions of FAS 123R, “Share-Based Payment” (FAS 123R) and related interpretations. The Company recognized equity-based compensation expense of $1.0 million in 2008, and $0.9 million in 2007 and 2006, in its consolidated statements of operations as selling, general and administrative expenses. The tax benefit recorded for this equity-based compensation expense was $0.4 million in 2008, and $0.3 million in 2007 and 2006, resulting in a net after tax cost to the Company of $0.6 million in each of 2008, 2007 and 2006. For additional information regarding equity-based compensation expense, see note 9 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” included in this report.
(2)	During 2007, the Company received two unsolicited merger proposals from RCM Technologies, Inc. After consideration of the proposals, the Company’s Board of Directors unanimously determined that the proposals were inadequate and did not reflect the value inherent in CTG’s business and the Company’s potential growth opportunities. In 2008 and 2007, included in operating income, the Company recorded $0.2 million and $0.7 million, respectively, related to advisory fees incurred in conjunction with its consideration of the two unsolicited merger proposals.
(3)	Includes a loss from discontinued operations of approximately $4.4 million, or $0.27 per basic share and $0.25 per diluted share from the disposition of CTG Nederland, B.V. effective January 1, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry and economic conditions, including fluctuations in demand for IT services and recessionary pressures, (ii) the availability to us of qualified professional staff, (iii) domestic and foreign industry competition, (iv) rate and wage inflation or deflation, (v) risks associated with operating in foreign jurisdictions, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the IT solutions and staffing industry, taxes and the Company’s operations in particular, (vii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (viii) consolidation among the Company’s competitors or customers, (ix) the partial or complete loss of the revenue the Company generates from IBM, and (x) the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company’s reports filed with the SEC.

Industry Trends

The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve. The pace of technology change and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been strong. During the 2008 fourth quarter, we have noticed a decrease in demand for our services, primarily in the staffing business. We anticipate this weakness in demand in the market to continue for most of if not all of 2009.

We have responded to these challenging business conditions by focusing on two main services, which are providing IT solutions and IT staffing to our clients. IT solutions and IT staffing revenue as a percentage of total revenue for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
IT solutions	34%	34%	30%
IT staffing	66%	66%	70%

Total	100%	100%	100%

The higher margin solutions business increased by $9.4 million or 8.4% from 2007 to 2008.

The Company promotes a majority of its services through three vertical market focus areas: Technology Service Providers, Healthcare (which includes services provided to healthcare providers, health insurers, and life sciences companies), and Financial Services. The remainder of CTG’s revenue is derived from general markets. CTG’s revenue by vertical market for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Technology service providers	34%	34%	39%
Healthcare	26%	26%	25%
Financial services	8%	11%	10%
General markets	32%	29%	26%

Total	100%	100%	100%

The Company’s healthcare revenue increased by $8.2 million or 9.7% from 2007 to 2008.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectibility of the amounts due is reasonably assured. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed price contracts is recognized as per the proportional method of accounting using an input-based approach whereby salary and indirect labor costs incurred are measured and compared with the total estimate of costs at completion for a project. Revenue is recognized based upon the percentage of completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs which could distort the percent completed within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our past experience on similar projects, and includes management judgments and estimates which affect the amount of revenue recognized on fixed-price contracts in any accounting period.

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Time-and-material	90%	88%	90%
Progress billing	7%	8%	6%
Percentage-of-completion	3%	4%	4%

Total	100%	100%	100%

Results of Operations

The table below sets forth data with the percentage information calculated as a percentage of consolidated revenue as reported on the Company’s consolidated statements of income as included in Item 8, “Financial Statements and Supplementary Data” in this report.

Year ended December 31,	2008	2007	2006
(percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Direct costs	77.7%	77.7%	77.3%
Selling, general, and administrative expenses	18.6%	20.3%	20.6%

Operating income	3.7%	2.0%	2.1%
Interest and other income (expense), net	0.1%	0.1%	(0.2)%

Income before income taxes	3.8%	2.1%	1.9%
Provision for income taxes	1.6%	0.8%	0.8%

Net income	2.2%	1.3%	1.1%

2008 as compared with 2007

In 2008, the Company recorded revenue of $353.2 million, an increase of 8.6% as compared with revenue of $325.3 million recorded in 2007. Revenue from the Company’s North American operations totaled $275.0 million in 2008, an increase of 8.6% when compared with revenue of $253.2 million in 2007. Revenue from the Company’s European operations totaled $78.2 million in 2008, an increase of 8.5% when compared with 2007 revenue from European operations of $72.1 million. The European revenue represented 22.1% and 22.2% of 2008 and 2007 consolidated revenue, respectively. The Company’s revenue includes reimbursable expenses billed to customers. These expenses totaled $8.6 million and $7.9 million in 2008 and 2007, respectively.

During October 2008, the Company was informed by a significant customer of a reduction in their need for approximately 250 of CTG’s staff, or approximately $21 million in annual revenue. The reduction began in the 2008 fourth quarter and reduced strategic staffing revenue in 2008 by approximately $4 million. Over the next several months the significant customer increased the reduction in the need for the company’s personnel to an aggregate of 425 billable staff or approximately $36 million in annualized revenue. The Company has appropriately adjusted its selling, general, and administrative expenses as a result of the billable staff reductions. The reduction was not a result of CTG’s performance, but rather a change in our customer’s business needs.

In North America, the revenue increase in 2008 as compared with 2007 is primarily the result of an increase in both the Company’s solutions and staffing businesses. The Company’s North American solutions business grew by 16.8% in 2008 as compared with 2007, driven by business wins resulting from investments the Company has made primarily in its healthcare business. These investments were primarily in new offerings, sales territories and additional sales staff. North American staffing revenue increased 4.4% in 2008 as compared with 2007, primarily driven by strong demand in the technology services market for the first half of 2008.

The increase in year-over-year revenue in Europe was primarily due to the strength of the currencies of Belgium, the United Kingdom, Luxembourg, and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. In 2008 as compared with 2007, the average value of the Euro increased 7.3%, while the average value of the British pound decreased 7.3%. Had there been no change in these exchange rates from 2007 to 2008, total European revenue would have been approximately $4.3 million lower in 2008, or $73.9 million as compared with the $78.2 million reported.

IBM is CTG’s largest customer. CTG provides services to various IBM divisions in many locations. During the second quarter of 2008, the Company and IBM agreed to extend the current National Technical Services

(“NTS Agreement”) contract until July 1, 2011. As part of the NTS Agreement, the Company also provides its services as a predominant supplier to IBM’s Integrated Technology Services and Systems and Technology Group business units. These agreements accounted for approximately 96% of all of the services provided to IBM by the Company in 2008. In 2008, 2007, and 2006, IBM accounted for $108.3 million or 30.6%, $96.0 million or 29.5%, and $110.5 million or 33.8% of the Company’s consolidated revenue, respectively. We expect to continue to derive a significant portion of our revenue from IBM in future years. However, a significant decline or the loss of the revenue from IBM would have a significant negative effect on our operating results. The Company’s accounts receivable from IBM at December 31, 2008 totaled $8.5 million. No other customer accounted for more than 10% of the Company’s revenue in 2008, 2007 or 2006.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 77.7% of both 2008 and 2007 consolidated revenue. The Company’s solution business increased 8.4% during 2008 as compared with 2007, while the staffing business increased 8.7% during that time period. Direct costs as a percentage of revenue did not change year-over-year primarily due to the increase in the solutions business which generally yields higher margins and offset the increase in the Company’s staffing business which generally yields lower margins.

Selling, general and administrative (SG&A) expenses were 18.6% of revenue in 2008 as compared with 20.3% of revenue in 2007. Overall, the decrease in SG&A expense as a percentage of revenue reflects the Company’s continued efforts to control and reduce its SG&A costs throughout the Company as a percentage of revenue. Additionally, during the second and third quarters of 2007, the Company received two unsolicited merger proposals from RCM Technologies, Inc. After consideration of the proposals, the Company’s Board of Directors unanimously determined that the proposals were inadequate and did not reflect the value inherent in CTG’s business and the Company’s potential growth opportunities. In 2008 and 2007, the Company recorded $0.2 million and $0.7 million, respectively, included in SG&A expenses related to advisory fees incurred in conjunction with its consideration of the two unsolicited merger proposals.

Operating income was 3.7% of revenue in 2008 as compared with 2.0% of revenue in 2007. The Company’s operating income as a percentage of revenue generally increased throughout 2008 primarily due to the higher operating margins associated with the Company’s new solution offerings and the reduction in SG&A costs. Additionally, operating income in 2007 was reduced due to the advisory fees described above. Operating income from North American operations was $11.1 million in 2008 as compared with $4.6 million in 2007, while European operations recorded operating income of $2.0 million in 2008 and $1.9 million in 2007. European operating income was comparable year-over-year as the $0.1 million increase from 2007 to 2008 was primarily due to the increase in the exchange rates in Belgium, Luxembourg and Germany offset by the decrease in the exchange rate in the United Kingdom.

Interest and other income, net was 0.1% of revenue in both 2008 and 2007. During 2008, the Company recorded a net exchange gain on intercompany balances totaling approximately $0.5 million on balances settled during 2008 and those balances outstanding between its subsidiaries at December 31, 2008. Additionally, there was less interest expense as a percentage of revenue as compared with 2007 as outstanding borrowings under the revolving credit agreement were generally less in 2008, and interest rates fell throughout 2008. During 2008, the average outstanding debt balance was $3.8 million as compared with $5.0 million in 2007. Additionally, during the 2007 first quarter, the Company sold an investment resulting in a gain of approximately $0.6 million.

The Company’s effective tax rate (ETR) is calculated quarterly based upon current assumptions relating to the full years’ estimated operating results, and various tax related items. The Company’s normal ETR is approximately 38 to 42%. The 2008 ETR was 41.2%. The 2008 ETR was affected by an addition to the valuation allowance for net operating losses in foreign countries of approximately $0.4 million, offset by a reduction in the Company’s tax reserves of approximately $0.1 million and Federal income tax credits of approximately $0.1 million. The 2007 ETR was 37.6%, as the Company decreased the valuation allowance for the net operating loss for U.S. state jurisdictions by approximately $0.2 million, which was offset by adding approximately $0.1 million to its tax reserves due to changes in estimate of recoverability.

Net income for 2008 was 2.2% of revenue or $0.49 per diluted share, compared with net income of 1.3% of revenue or $0.25 per diluted share in 2007. Diluted earnings per share were calculated using 15.9 million weighted-average equivalent shares outstanding in 2008 and 16.7 million 2007. The dilutive effect of incremental shares outstanding under the Company’s equity-based compensation plans in 2008 was wholly offset by purchases of shares for treasury by the Company during 2008.

2007 as compared with 2006

In 2007, the Company recorded revenue of $325.3 million, a decrease of 0.6% as compared with revenue of $327.3 million recorded in 2006. Revenue from the Company’s North American operations totaled $253.2 million in 2007, a decrease of 5.7% when compared with revenue of $268.4 million in 2006. Revenue from the Company’s European operations totaled $72.1 million in 2007, an increase of 22.4% when compared with 2006 revenue from European operations of $58.9 million. European revenue represented 22.2% and 18.0% of 2007 and 2006 consolidated revenue, respectively. The Company’s revenue includes reimbursable expenses billed to customers. These expenses totaled $7.9 million and $9.4 million in 2007 and 2006, respectively.

In North America, the revenue decrease in 2007 as compared with 2006 is primarily the result of the reduction in demand that occurred from a significant customer in the 2006 third quarter, partially offset by increases in the Company’s solutions business. The 2006 customer headcount reduction resulted in an estimated annual loss of approximately $35 million in revenue. The areas of greatest demand in the solutions business have been testing, clinical transformation projects, and transitional outsourcing.

The significant increase in revenue in the Company’s European operations was in part due to the addition of billable staff as compared with the prior year as demand for the Company’s solution offerings, primarily in the testing area, which was strong for most of 2007. The staffing business in Europe remained relatively consistent year-over-year. Significantly adding to the increase in year-over-year revenue for European operations was the strength of the currencies of Belgium, the United Kingdom, Luxembourg, and Germany the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. Had there been no change in these exchange rates from 2006 to 2007, total European revenue would have been approximately $6.1 million lower in 2007, or $66.0 million as compared with the $72.1 million reported.

In 2007, IBM was the Company’s largest customer, accounting for $96.0 million or 29.5% of consolidated revenue as compared with $110.5 million or 33.8% of 2006 consolidated revenue. During 2004, the Company signed an addendum to the Technical Services Agreement it has with IBM making it a predominant supplier to IBM’s Systems and Technology Group which has driven a large portion of the increase in the demand for the Company’s staffing services. In 2006, the Company signed an addendum to this agreement which extends its expiration date to December 31, 2008. The Company’s accounts receivable from IBM at December 31, 2007 and December 31, 2006 totaled $9.9 million and $9.3 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in either 2007 or 2006.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 77.7% of 2007 revenue as compared with 77.3% of 2006 revenue. The slight increase in direct costs as a percentage of revenue in 2007 as compared with 2006 is primarily due to a decrease in utilization of billable personnel late in 2007 as compared with 2006, primarily in our European operations. This decrease in utilization was partially offset by an increase in the amount of solutions business in the Company’s sales mix during 2007, which generally yields higher margins than the Company’s staffing business.

SG&A expenses were 20.3% of revenue in 2007 as compared with 20.6% of revenue in 2006. Overall, the decrease in SG&A expense as a percentage of revenue reflects the Company’s continued efforts to control and reduce its SG&A costs throughout the Company as a percentage of revenue. Offsetting these reductions in SG&A costs, were expenses associated with two unsolicited merger proposals from RCM Technologies, Inc. the

Company received during the second and third quarters of 2007. After consideration of the proposals, the Company’s Board of Directors unanimously determined that the proposals were inadequate and did not reflect the value inherent in CTG’s business and the Company’s potential growth opportunities. In 2007, included in SG&A expenses, the Company recorded $0.7 million related to advisory fees incurred in conjunction with its consideration of the two unsolicited merger proposals. Additionally, in the 2007 fourth quarter, the Company reserved for approximately $0.2 million of its accounts receivable balances related to a customer that declared bankruptcy.

Operating income was 2.0% of revenue in 2007 as compared with 2.1% of revenue in 2006. The Company’s operating income as a percentage of revenue generally increased throughout 2007 primarily due to a shift in the Company’s business mix to a higher percentage of solutions business as compared with staffing. However, operating income in 2007 was reduced due to the advisory fees and accounts receivable reserve described above. Operating income from North American operations was $4.6 million in 2007 as compared with $4.1 million in 2006, while European operations recorded operating income of $1.9 million in 2007 and $2.8 million in 2006. European operating income decreased year-over-year due to lower utilization of its billable personnel in 2007 and higher administrative costs to support the revenue growth in Europe.

Interest and other income (expense), net was 0.1% of revenue in 2007 and (0.2)% in 2006. During the 2007 first quarter, the Company sold an investment resulting in a gain of approximately $0.6 million. Additionally, there was less interest expense as a percentage of revenue in 2007 as compared with 2006 as the Company entered into an advance payment program with a significant customer in 2006 that affected only a portion of the first quarter of 2006. During 2007, the average outstanding debt balance under the revolving credit agreement was $5.0 million as compared with $6.6 million in 2006.

The Company’s effective tax rate (ETR) is calculated quarterly based upon current assumptions relating to the full years estimated operating results, and various tax related items. The Company’s normal ETR is approximately 38 to 42%. The 2007 ETR was 37.6%, and included a decrease to the valuation allowance for the net operating loss for U.S. state jurisdictions by approximately $0.2 million, which was offset by adding approximately $0.1 million to its tax reserves due to changes in estimate of recoverability. The 2006 ETR was 43.2% and included adding approximately $0.1 million to its tax reserves due to a change in estimate of recoverability, and an increase in the valuation allowance for net operating losses for Canada by approximately $0.1 million in the 2006 fourth quarter.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (Interpretation 48) on January 1, 2007. Upon implementation of Interpretation 48, the Company was not required to recognize any increase in its liability for unrecognized tax benefits.

Net income for 2007 was 1.3% of revenue or $0.25 per diluted share compared with net income of 1.1% of revenue or $0.21 per diluted share in 2006. Diluted earnings per share were calculated using 16.7 million weighted-average equivalent shares outstanding in both 2007 and 2006. The dilutive effect of incremental shares outstanding under the Company’s equity-based compensation plans in 2007 was offset by purchases of shares for treasury by the Company during 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement 157,” which provides a one year deferral of the effective date of FAS 157 for non-financial assets and liabilities (such as goodwill), except those that are recognized or disclosed in the Company’s financial statements at fair value at least annually. Accordingly, the Company adopted the provisions of FAS 157 only for its financial assets and liabilities effective January 1, 2008. FAS 157 defines fair value as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants. As of December 31, 2008, the Company’s assets considered for fair value measurement and disclosure under this FAS are its investment balances held in the Company’s deferred compensation plan. The adoption of this FAS had no impact on the Company’s consolidated results of operations or financial condition. Although the Company is currently evaluating the effect that the adoption of FASB Staff Position 157-2 will have on its financial condition or results of operations, it does not believe the impact, if any, will be material.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132 (R)—1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. These disclosures include how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets. The disclosures about plan assets required by this FSP are required for fiscal years ending after December 15, 2009.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s significant accounting policies are included in note 1 to the consolidated financial statements contained in this Form 10-K under Item 8, “Financial Statements and Supplementary Data.” These policies, along with the underlying assumptions and judgments made by the Company’s management in their application, have a significant impact on the Company’s consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s most critical accounting policies are those related to goodwill valuation and income taxes, specifically relating to deferred taxes and valuation allowances.

Goodwill Valuation

The Company has goodwill on its books which originated from the purchase in 1999 of a healthcare information technology provider. The goodwill balance of $35.7 million is evaluated annually as of the Company’s October fiscal month-end, or more frequently if facts and circumstances indicate impairment may exist. This evaluation, as applicable, is based on estimates and assumptions that may be used to analyze the appraised value of similar transactions from which the goodwill arose, the appraised value of similar companies, or estimates of future discounted cash flows. The estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events.

At the respective measurement dates for 2008, 2007, and 2006, with the assistance of an independent appraisal company, the Company completed its annual valuation of the business to which the Company’s goodwill relates. The valuations indicated that the estimated fair value of the business exceeded the carrying value of the business in each period. Additionally, given the declining market conditions during 2008, the Company reviewed its goodwill balance at December 31, 2008 to determine if a triggering event may have occurred which would be an indication of a potential impairment. The Company’s review included analyzing the enterprise value of the consolidated company and reconciling it to the carrying value of the Company’s business units, including the business unit to which the goodwill relates. The Company also updated the future forecasts and the estimate of the future discounted cash flow analysis for this business unit. In both of these instances, the estimated fair value of the business continued to exceed the carrying value of the business at December 31, 2008. Accordingly, the Company determined that there was no triggering event, and therefore no indication of impairment existed at December 31, 2008. Accordingly, there are no facts or circumstances that arose during 2008, 2007 or 2006 that led management to believe the goodwill was impaired.

Income Taxes—Deferred Taxes and Valuation Allowances

At December 31, 2008, the Company had a total of approximately $5.8 million of current and non-current net deferred tax assets recorded on its consolidated balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At December 31, 2008, the Company had deferred tax assets recorded resulting from net operating losses totaling approximately $2.7 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at December 31, 2008, the Company had offset a portion of these assets with a valuation allowance totaling $2.4 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.3 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. An additional 1% increase in the ETR in 2008 would have reduced net income by approximately $133,000.

Other Estimates

The Company has also made a number of estimates and assumptions relating to the reporting of its assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements pursuant to the rules and regulations of the SEC. Such estimates primarily relate to the valuation of stock options for recording equity-based compensation expense, allowances for doubtful accounts receivable, investment valuation, legal matters, and estimates of progress toward completion and direct profit or loss on contracts, as applicable. As future events and their affects can not be determined with precision, actual results could differ from these estimates. Changes in the economic climates in which the Company operates may affect these estimates and will be reflected in the Company’s financial statements in the event they occur.

Financial Condition and Liquidity

Cash provided by operating activities in 2008 was $16.6 million. Net income was $7.8 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $3.8 million. The accounts receivable balance decreased $1.9 million primarily due to an improvement in the timing of the collection of outstanding invoices resulting in a decrease in days sales outstanding to 57 days at December 31, 2008 from 58 days at December 31, 2007. Accrued compensation increased $3.8 million primarily due to the timing of the last pay date of the US bi-weekly payroll in relation to year-end. Advance billings on contracts increased $0.5 million due to the timing of billings on customer accounts near the end of 2008. Taxes payable decreased $0.9 million due to the timing of estimated tax payments prior to year-end.

Investing activities used $3.3 million in 2008, primarily resulting from the $3.1 million spent for additions to property and equipment. Contributions to the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan which are classified as investment purchases were offset by sales of those investments for the participants in that plan. The Company has no significant commitments for the purchase of property or equipment at December 31, 2008.

Financing activities used $5.3 million of cash in 2008. As of December 31, 2008, there were no net borrowings on the Company’s revolving credit line. The Company is required to meet certain financial covenants in order to maintain borrowings under its revolving line of credit agreement, which allows the Company to borrow up to $35 million in loans and letter of credit commitments, pay dividends, and make acquisitions. The Company was in compliance with these covenants at December 31, 2008. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. Daily average borrowings for 2008 were approximately $3.8 million.

During 2008, the Company used $5.7 million to purchase approximately 1.1 million shares of its stock for treasury. At December 31, 2008, approximately 0.3 million shares remain authorized for future purchases. During February 2009, the Company’s Board of Directors authorized an additional 1.0 million shares be added to the remaining shares in the buyback authorization.

At December 31, 2008, the Company has restricted use of approximately $0.4 million of its cash and cash equivalents as the funds are held as a guarantee by a financial institution for leased office space.

The Company believes existing internally available funds, cash potentially generated from operations, and available borrowings under the Company’s revolving line of credit totaling approximately $34.5 million at December 31, 2008, will be sufficient to meet foreseeable working capital, capital expenditure, and stock repurchase requirements, and to allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in either 2008, 2007 or 2006.

Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations. See Item 7A, “Quantitative and Qualitative Disclosure about Market Risk” in this report.

Contractual Obligations

A summary of the Company’s contractual obligations at December 31, 2008 is as follows:

(in millions)		Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-term debt	A	$—	$—	$—	$—	$—
Capital lease obligations	B	—	—	—	—	—
Operating lease obligations	C	18.4	6.0	7.3	2.2	2.9
Purchase obligations	D	1.1	0.8	0.3	—	—
Deferred compensation benefits (U.S.)	E	8.1	0.8	1.5	1.5	4.3
Deferred compensation benefits (Europe)	F	—	—	—	—	—
Other long-term liabilities	G	0.4	0.0	0.1	0.1	0.2

Total		$28.0	$7.6	$9.2	$3.8	$7.4

A	In February 2008, the Company entered into an amendment to its revolving credit agreement (Credit Agreement) which allows the Company to borrow up to $35 million. This Credit Agreement has a term of three years and expires in April 2011. The Company uses this facility to fund its working capital obligations as needed, primarily including funding the U.S. bi-weekly payroll. The Company currently has three outstanding letters of credit totaling approximately $0.5 million that collateralize an office lease and employee benefit programs.

B	The Company does not have any capital lease obligations outstanding at December 31, 2008.

C	Operating lease obligations relate to the rental of office space, office equipment, and automobiles leased in the Company’s European operations. Total rental expense under operating leases in 2008, 2007, and 2006 was approximately $8.1 million, $7.4 million, and $6.3 million, respectively.

D	The Company is currently obligated for purchase obligations in 2009 and 2010 for approximately $1.1 million, including $0.7 million for software maintenance and support fees, $0.1 million for professional organization memberships, $0.2 million for recruiting services, and $0.1 million for equipment.

E	The Company is committed for deferred compensation benefits in the U.S. under two plans. The Executive Supplemental Benefit Plan (ESBP) provides certain former key executives with deferred compensation benefits. The ESBP was amended as of November 30, 1994 to freeze benefits for participants at that time. Currently, 14 individuals are receiving benefits under this plan. The ESBP is deemed to be unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities.

The Company also has a non-qualified defined-contribution deferred compensation plan for certain key executives. Contributions to this plan in 2008 were $0.4 million. The Company anticipates making contributions totaling approximately $0.3 million in 2009 to this plan for amounts earned in 2008.

F	The Company retained a contributory defined-benefit plan for its previous employees located in The Netherlands when the Company disposed of its subsidiary, CTG Nederland B.V. This plan was curtailed on January 1, 2003 for additional contributions. As this plan is fully funded at December 31, 2008, the Company does not anticipate making additional payments to fund the plan in future years.

G	The Company has other long-term liabilities including payments for a postretirement benefit plan.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations.

In February 2008, the Company entered into an amendment of its Credit Agreement which extended the expiration date of the agreement to April 2011. This Credit Agreement allows the Company to borrow up to $35 million based upon available collateral. At both December 31, 2008 and 2007, there were no amounts outstanding under the Credit Agreement. However, at December 31, 2008, there was $0.5 million outstanding under letters of credit under the Credit Agreement, whereas at December 31, 2007 there was $0.4 million outstanding.

The maximum amounts outstanding under the Company’s Credit Agreements during 2008, 2007, and 2006 were $13.8 million, $13.7 million, and $23.9 million, respectively. Average bank borrowings outstanding for the years 2008, 2007, and 2006 were $3.8 million, $5.0 million, and $6.6 million, respectively, and carried weighted-average interest rates of 5.0%, 7.0%, and 7.8%, respectively. Accordingly, during 2008, a one percent increase in the weighted-average interest rate would have cost the Company an additional $38,000. The Company incurred commitment fees totaling approximately $0.1 million in each of 2008, 2007 and 2006 relative to the agreements.

During 2008, revenue was affected by the year-over-year foreign currency exchange rate changes of Belgium, the United Kingdom, Luxembourg and Germany, which are the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom, the functional currency is the British pound. Had there been no change in these exchange rates from the 2007 to 2008, total European revenue would have been approximately $4.3 million lower in 2008, or $73.9 million as compared with the $78.2 million reported. Operating income in Europe increased by approximately $0.1 million due to the year-over-year exchange rate changes in these countries. Additionally, the Company recorded a net exchange gain on intercompany balances totaling approximately $0.5 million on balances settled during 2008 and those balances outstanding between its subsidiaries at December 31, 2008. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk. The Company believes the market risk related to intercompany balances in future periods will not have a material affect on its results of operations.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Computer Task Group, Incorporated:

We have audited the accompanying consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Task Group, Incorporated and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Computer Task Group, Incorporated’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Buffalo, New York February 25, 2009

Consolidated Statements of Income

Year ended December 31,	2008	2007	2006
(amounts in thousands, except per-share data)
Revenue	$353,213	$325,285	$327,253
Direct costs	274,533	252,889	253,101
Selling, general, and administrative expenses	65,598	65,872	67,298

Operating income	13,082	6,524	6,854
Gain on investments	—	650	—
Interest and other income	968	298	204
Interest and other expense	(712)	(663)	(909)

Income before income taxes	13,338	6,809	6,149
Provision for income taxes	5,501	2,563	2,654

Net income	$7,837	$4,246	$3,495

Net income per share
Basic	$0.51	$0.26	$0.21

Diluted	$0.49	$0.25	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

December 31,	2008	2007
(amounts in thousands, except share balances)
Assets
Current Assets:
Cash and cash equivalents	$10,973	$4,290
Accounts receivable, net of allowances of $1,005 and $955 in 2008 and 2007, respectively	49,152	52,314
Prepaid and other current assets	2,272	3,278
Deferred income taxes	1,538	1,350

Total current assets	63,935	61,232
Property and equipment, net of accumulated depreciation of $21,874 and $28,899 in 2008 and 2007, respectively	6,767	5,741
Goodwill	35,678	35,678
Deferred income taxes	4,667	5,108
Other assets	4,231	4,098
Investments	562	604

Total assets	$115,840	$112,461

Liabilities And Shareholders’ Equity
Current Liabilities:
Accounts payable	$8,247	$10,109
Accrued compensation	24,574	21,299
Advance billings on contracts	1,431	908
Other current liabilities	4,802	4,988
Income taxes payable	107	717

Total current liabilities	39,161	38,021
Deferred compensation benefits	8,312	8,396
Other long-term liabilities	733	965

Total liabilities	48,206	47,382

Shareholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	112,111	111,911
Retained earnings	57,236	49,481
Less: Treasury stock of 8,635,687 and 7,912,736 shares at cost, respectively	(42,970)	(39,257)
Stock Trusts of 3,363,335 and 3,377,217 shares at cost, respectively	(55,083)	(55,142)
Accumulated other comprehensive loss	(3,930)	(2,184)

Total shareholders’ equity	67,634	65,079

Total liabilities and shareholders’ equity	$115,840	$112,461

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

Year ended December 31,	2008	2007	2006
(amounts in thousands)
Cash flows from operating activities:
Net income	$7,837	$4,246	$3,495
Adjustments:
Depreciation expense	1,986	2,425	2,596
Equity-based compensation expense	991	863	856
Deferred income taxes	296	(261)	316
Deferred compensation	481	1,340	(27)
Gain on investments	—	(650)	—
Loss on sales of property and equipment	53	—	6
Changes in assets and liabilities:
Decrease in accounts receivable	1,872	2,165	21,076
(Increase) decrease in prepaid and other current assets	920	(454)	(640)
Increase in other assets	(203)	(1,295)	(481)
Increase (decrease) in accounts payable	(770)	1,029	243
Increase (decrease) in accrued compensation	3,767	(2,655)	404
Increase (decrease) in advance billings on contracts	518	(1,149)	722
Increase (decrease) in other current liabilities	(110)	(289)	196
Increase (decrease) in income taxes payable	(880)	225	314
Decrease in other long-term liabilities	(151)	(232)	(288)

Net cash provided by operating activities	16,607	5,308	28,788

Cash flows from investing activities:
Additions to property and equipment	(3,148)	(2,142)	(1,830)
Proceeds from sales of investments	—	809	—
Deferred compensation plan investments	(141)	(113)	—
Proceeds from insurance claim	—	187	—
Proceeds from sales of property and equipment	19	6	6

Net cash used in investing activities	(3,270)	(1,253)	(1,824)

Cash flows from financing activities:
Payments on long-term revolving debt, net	—	—	(23,150)
Change in cash overdraft, net	(687)	(1,110)	(387)
Proceeds from Employee Stock Purchase Plan	121	129	147
Purchase of stock for treasury	(5,713)	(4,415)	(2,185)
Proceeds from other stock plans	834	445	514
Excess tax benefits from equity-based compensation	99	45	114

Net cash used in financing activities	(5,346)	(4,906)	(24,947)

Effect of exchange rate changes on cash and cash equivalents	(1,308)	383	493

Net increase (decrease) in cash and cash equivalents	6,683	(468)	2,510

Cash and cash equivalents at beginning of year	4,290	4,758	2,248

Cash and cash equivalents at end of year	$10,973	$4,290	$4,758

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Stock Trusts		Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount	Shares	Amount
(amounts in thousands)
Balance as of December 31, 2005	27,018	$270	$111,172	$41,740	6,526	$(32,811)	3,940	$(57,542)	$(5,338)	$57,491
Employee Stock Purchase Plan share issuance	—	—	(2)	—	—	—	(35)	149	—	147
Stock Option Plan share issuance	—	—	(274)	—	—	—	(185)	788	—	514
Excess tax benefits from equity-based compensation	—	—	113	—	—	—	—	—	—	113
Restricted stock issuance/forfeiture	—	—	(407)	—	2	(9)	(97)	416	—	—
Purchase of stock	—	—	—	—	492	(2,185)	—	—	—	(2,185)
Equity-based compensation	—	—	856	—	—	—	—	—	—	856
Pension loss adjustment, net of tax	—	—	—	—	—	—	—	—	(151)	(151)
Comprehensive income (loss):
Net income	—	—	—	3,495	—	—	—	—	—	3,495
Foreign currency adjustment	—	—	—	—	—	—	—	—	1,183	1,183
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	—	174	174
Unrealized loss on investments, net of tax	—	—	—	—	—	—	—	—	(6)	(6)

Total comprehensive income	—	—	—	3,495	—	—	—	—	1,351	4,846

Balance as of December 31, 2006	27,018	270	111,458	45,235	7,020	(35,005)	3,623	(56,189)	(4,138)	61,631
Employee Stock Purchase Plan share issuance	—	—	10	—	—	—	(28)	119	—	129
Stock Option Plan share issuance	—	—	(100)	—	3	(14)	(131)	559	—	445
Excess tax benefits from equity-based compensation	—	—	45	—	—	—	—	—	—	45
Restricted stock plan share issuance/forfeiture	—	—	(339)	—	7	(30)	(87)	369	—	—
Deferred compensation plan share issuance	—	—	(26)	—	(42)	207	—	—	—	181
Purchase of stock	—	—	—	—	925	(4,415)	—	—	—	(4,415)
Equity-based compensation	—	—	863	—	—	—	—	—	—	863
Comprehensive income (loss):
Net income	—	—	—	4,246	—	—	—	—	—	4,246
Foreign currency adjustment	—	—	—	—	—	—	—	—	1,258	1,258
Pension loss adjustment, net of tax	—	—	—	—	—	—	—	—	1,072	1,072
Unrealized gain on investments, net of tax	—	—	—	—	—	—	—	—	(376)	(376)

Total comprehensive income	—	—	—	4,246	—	—	—	—	1,954	6,200

Balance as of December 31, 2007	27,018	270	111,911	49,481	7,913	(39,257)	3,377	(55,142)	(2,184)	65,079

(continued on next page)

Consolidated Statements of Changes in Shareholders’ Equity (continued)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Stock Trusts		Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount	Shares	Amount
(amounts in thousands)
Adoption of EITF 06-04	—	—	—	(82)	—	—	—	—	—	(82)
Employee Stock Purchase Plan share issuance	—	—	(4)	—	(18)	93	(6)	32	—	121
Stock Option Plan share issuance	—	—	(220)	—	(209)	1,027	(8)	27	—	834
Excess tax benefits from equity-based compensation	—	—	99	—	—	—	—	—	—	99
Restricted stock plan share issuance/forfeiture	—	—	(588)	—	(118)	588	—	—	—	—
Deferred compensation plan share issuance	—	—	(78)	—	(59)	292	—	—	—	214
Purchase of stock	—	—	—	—	1,127	(5,713)	—	—	—	(5,713)
Equity-based compensation	—	—	991	—	—	—	—	—	—	991
Comprehensive income (loss):
Net income	—	—	—	7,837	—	—	—	—	—	7,837
Foreign currency adjustment	—	—	—	—	—	—	—	—	(1,921)	(1,921)
Pension loss adjustment, net of tax	—	—	—	—	—	—	—	—	175	175

Total comprehensive income (loss)	—	—	—	7,837	—	—	—	—	(1,746)	6,091

Balance as of December 31, 2008	27,018	$270	$112,111	$57,236	8,636	$(42,970)	3,363	$(55,083)	$(3,930)	$67,634

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Computer Task Group, Incorporated, and its subsidiaries (the Company or CTG), located primarily in North America and Europe. There are no unconsolidated entities, or off-balance sheet arrangements. All inter-company accounts and transactions have been eliminated. Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to the current year presentation. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Such estimates primarily relate to the valuation of goodwill, valuation allowances for deferred tax assets, actuarial assumptions including discount rates and expected rates of return, as applicable, for the Company’s defined benefit and postretirement benefit plans, the allowance for doubtful accounts receivable, assumptions underlying stock option valuation, investment valuation, legal matters, other contingencies and estimates of progress toward completion and direct profit or loss on contracts. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Actual results could differ from those estimates.

The Company operates in one industry segment, providing IT services to its clients. These services include IT Solutions and IT Staffing. CTG provides these primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. The Company promotes a significant portion of its services through three vertical market focus areas: Technology Service Providers, Healthcare (which includes services provided to healthcare providers, health insurers, and life sciences companies) and Financial Services. The Company focuses on these three vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.

CTG’s revenue by vertical market for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Technology service providers	34%	34%	39%
Healthcare	26%	26%	25%
Financial services	8%	11%	10%
General markets	32%	29%	26%

Total	100%	100%	100%

Revenue and Cost Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectibility of the amounts due is reasonably assured. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed price contracts is recognized as per the proportional method of accounting using an input-based approach whereby salary and indirect labor costs incurred are measured and compared with the total estimate of costs of such items at completion for a project. Revenue is recognized based upon the percentage of completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs which could distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our past experience on similar projects, and includes management judgments and estimates which affect the amount of revenue recognized on fixed-price contracts in any accounting period.

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Time-and-material	90%	88%	90%
Progress billing	7%	8%	6%
Percentage-of-completion	3%	4%	4%

Total	100%	100%	100%

As required, the Company includes billable expenses in its accounts as both revenue and direct costs. These billable expenses totaled $8.6 million, $7.9 million, and $9.4 million in 2008, 2007 and 2006, respectively.

Selling, general, and administrative costs are charged to expense as incurred.

Bad debt expense, net of recoveries was approximately $0.1 million, $0.2 million, and $0.0 in 2008, 2007 and 2006, respectively.

Restricted Cash

At December 31, 2008, the Company has restricted use of approximately $0.4 million of its cash and cash equivalents as the funds are held as a guarantee by a financial institution for leased office space.

Fair Value

In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 157, “Fair Value Measurements.” In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” which provided a one-year deferral of the effective date of FAS 157 for non-financial assets and liabilities (such as goodwill), except those that are recognized or disclosed in the Company’s financial statements at fair value at least annually. Accordingly, the Company adopted the provisions of FAS 157 only for its financial assets and liabilities effective January 1, 2008. FAS 157 defines fair value as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants.

The FAS describes a fair value hierarchy based upon three levels of input, which are:

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The adoption of FAS 157, which the Company applied to its investments balances, had no impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2008, the Company adopted FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This FAS allows an entity to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the year ended December 31, 2008.

At December 31, 2008 and 2007, the carrying amounts of the Company’s cash and cash equivalents ($11.0 million and $4.3 million, respectively) approximated fair value.

Investments

The Company’s investments consist of mutual funds which are allocated to the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At December 31, 2008, the Company’s investment balances for this plan, which are classified as trading securities, totaled $0.6 million. These investment balances are measured at fair value, and the fair value was determined using Level 1 (see “Fair Value” in note 1) inputs. These investments totaled $0.6 million at December 31, 2007 and were also classified as trading securities.

Unrealized gains and losses on these securities are recorded in earnings, and were nominal in 2008, 2007 and 2006. All other investments consisting of equity securities were sold during 2007 for a gain of approximately $0.6 million.

Property and Equipment

Property and equipment are generally stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of one year to 30 years, and begins after an asset has been put into service. The cost of property or equipment sold or otherwise disposed of, along with related accumulated depreciation, is eliminated from the accounts, and the resulting gain or loss, if any, is reflected in current earnings. Maintenance and repairs are charged to expense when incurred, while significant improvements to existing assets are capitalized.

The Company accounts for capitalized software costs under either Statement of Position (SOP) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” or FAS 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” according to the intended use of the software. At December 31, 2008, the Company has capitalized a total of approximately $1.4 million for two projects under SOP 98-1 and $0.1 million for one project under FAS 86. During 2008, the Company began to amortize the project accounted for under FAS 86 as it is complete. Amortization for this project totaled less than $0.1 million at December 31, 2008. The capitalized portion of these balances is included in the “software” balance in note 2, “Property and Equipment.”

Leases

The Company is obligated under a number of long-term operating leases primarily for the rental of office space, office equipment and automobiles based in Europe. In instances where the Company has negotiated leases that contain rent holidays or escalation clauses, the expense for those leases is recognized monthly on a straight line basis over the term of the lease.

Goodwill

The Company has goodwill on its books which originated from the purchase in 1999 of a healthcare information technology provider. The goodwill balance of $35.7 million is evaluated annually as of the Company’s October fiscal month-end, or more frequently if facts and circumstances indicate impairment may exist. This evaluation, as applicable, is based on estimates and assumptions that may be used to analyze the appraised value of similar transactions from which the goodwill arose, the appraised value of similar companies, or estimates of future discounted cash flows. The estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events.

At the respective measurement dates for 2008, 2007, and 2006, with the assistance of an independent appraisal company, the Company completed its annual valuation of the business to which the Company’s goodwill relates. The valuations indicated that the estimated fair value of the business exceeded the carrying value of the business in each period. Additionally, given the declining market conditions during 2008, the Company reviewed its goodwill balance at December 31, 2008 to determine if a triggering event may have occurred which would be an indication of a potential impairment. The Company’s review included analyzing the enterprise value of the consolidated company and reconciling it to the carrying value of the Company’s business units, including the business unit to which the goodwill relates. The Company also updated the future forecasts and the estimate of the future discounted cash flow analysis for this business unit. In both of these instances, the estimated fair value of the business continued to exceed the carrying value of the business at December 31, 2008. Accordingly, the Company determined that there was no triggering event, and therefore no indication of impairment existed at December 31, 2008. Accordingly, there are no facts or circumstances that arose during 2008, 2007 or 2006 that led management to believe the goodwill was impaired.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell. The Company does not have any long-lived assets that are impaired or that it intends to dispose of at December 31, 2008.

Income Taxes

The Company provides for deferred income taxes for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. In assessing the realizability of deferred tax assets, management considers within each tax jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense.

Equity-Based Compensation

The Company records the fair value of equity-based compensation expense for all equity-based compensation awards granted subsequent to January 1, 2006, and for the unvested portion of previously granted awards outstanding as of that date. The calculated fair value cost of its equity-based compensation awards are recognized in the Company’s income statement over the period in which an employee or director is required to provide the services for the award. Compensation cost is not recognized for employees or directors that do not render the requisite services. The Company recognized the expense for equity-based compensation in its 2008, 2007 and 2006 statements of income on a straight-line basis based upon awards that are ultimately expected to vest. See note 9, “Equity-Based Compensation.”

Net Income Per Share

Basic and diluted earnings per share (EPS) for the years ended December 31, 2008, 2007, and 2006 are as follows:

For the year ended	Net Income	Weighted Average Shares	Earnings per Share
(amounts in thousands, except per-share data)
December 31, 2008
Basic EPS	$7,837	15,328	$0.51
Dilutive effect of outstanding equity instruments	—	550	(0.02)

Diluted EPS	$7,837	15,878	$0.49

December 31, 2007
Basic EPS	$4,246	16,181	$0.26
Dilutive effect of outstanding equity instruments	—	473	(0.01)

Diluted EPS	$4,246	16,654	$0.25

December 31, 2006
Basic EPS	$3,495	16,417	$0.21
Dilutive effect of outstanding equity instruments	—	328	—

Diluted EPS	$3,495	16,745	$0.21

Weighted-average shares represent the average number of issued shares less treasury shares and shares held in the Stock Trusts, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 2.0 million, 1.7 million, and 1.8 million shares of common stock were outstanding at December 31, 2008, 2007, and 2006, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date, for equity accounts using historical exchange rates, and for revenue and expense activity using the applicable month’s average exchange rates. The Company recorded gains totaling approximately $0.5 million in 2008, and $0 in 2007 and 2006 from foreign currency transactions for balances settled during the year and those balances outstanding between its subsidiaries at year-end.

Cash and Cash Equivalents, and Cash Overdrafts

For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. Total cash equivalents at December 31, 2008 and 2007 totaled $7.7 million and $0.6 million, respectively and consisted of overnight interest-bearing deposits. Additionally, as the Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment, the change in cash overdraft, net represents the increase or decrease in outstanding checks year-over-year.

Taxes Collected from Customers

In instances where the Company collects taxes from its customers for remittance to governmental authorities, primarily in its European operations, revenue is not recorded as such taxes are recorded and presented on a net basis.

Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the consolidated balance sheets at December 31, 2008, 2007, and 2006 are as follows:

	2008	2007	2006
(amounts in thousands)
Foreign currency adjustment	$(3,701)	$(1,780)	$(3,038)
Pension loss adjustment, net of tax of $369 in 2008, $458 in 2007 and $950 in 2006	(229)	(404)	(1,476)
Unrealized gain on investments, net of tax of $239 in 2006	—	—	376

	$(3,930)	$(2,184)	$(4,138)

For the years ended December 31, 2008, 2007 and 2006, the net tax expense associated with the pension loss adjustment, net was $0.1 million, $0.5 million and $0.1 million, respectively.

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

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement 157,” (FSP 157-2) which provides a one year deferral of the effective date of FAS 157 for non-financial assets and liabilities (such as goodwill), except those that are recognized or disclosed in the Company’s financial statements at fair value at least annually. The effective date of FSP 157-2 for the Company is the first quarter of 2009. Although the Company is currently evaluating the effect that the adoption of FSP 157-2 will have on its financial condition or results of operations, it does not believe the impact, if any, will be material.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132 (R)—1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. These disclosures include how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets. The disclosures about plan assets required by this FSP are required for fiscal years ending after December 15, 2009.

2.	Property and Equipment

Property and equipment at December 31, 2008 and 2007 are summarized as follows:

December 31,	Useful Life	2008	2007
(amounts in thousands)	(years)
Land	—	$378	$378
Buildings	30	4,441	4,423
Equipment	2-5	10,328	12,221
Furniture	5-10	4,048	4,926
Software	1-5	6,131	8,751
Leasehold improvements	3-10	3,315	3,941

		28,641	34,640
Less accumulated depreciation		(21,874)	(28,899)

		$6,767	$5,741

During 2007, the Company received approximately $0.2 million in insurance proceeds related to damage to its corporate headquarters.

3.	Debt

During February 2008, prior to its expiration, the Company entered into an amendment of its existing Credit Agreement which extended the term by three years. The Credit Agreement allows the Company to borrow up to $35 million, has a term of three years, and expires in April 2011. The Credit Agreement has interest rates ranging from 0 to 75 basis points over the prime rate and 150 to 225 basis points over LIBOR, and provides certain of the Company’s assets as security for outstanding borrowings. The Company is required to meet certain financial covenants in order to maintain borrowings under the Credit Agreement, pay dividends, and make acquisitions. At December 31, 2008 and 2007, there were no amounts outstanding under this Credit Agreement, and the Company was in compliance with these covenants. There was $0.5 million and $0.4 million, respectively, assigned to letters of credit under this Credit Agreement at December 31, 2008 and 2007.

The maximum amounts outstanding under the Credit Agreement during 2008, 2007, and 2006 were $13.8 million, $13.7 million, and $23.9 million, respectively. Average bank borrowings outstanding for the years 2008, 2007, and 2006 were $3.8 million, $5.0 million, and $6.6 million, respectively, and carried weighted-average interest rates of 5.0%, 7.0%, and 7.8%, respectively. The Company incurred commitment fees totaling approximately $0.1 million in each of 2008, 2007 and 2006 relative to the Credit Agreement.

Interest paid during 2008, 2007, and 2006 totaled $0.2 million, $0.4 million, and $0.6 million, respectively.

4.	Income Taxes

The provision for income taxes for 2008, 2007, and 2006 consists of the following:

	2008	2007	2006
(amounts in thousands)
Domestic and foreign components of income before income taxes are as follows:
Domestic	$11,798	$6,438	$4,769
Foreign	1,540	371	1,380

	$13,338	$6,809	$6,149

The provision (benefit) for income taxes consists of:
Current tax:
U.S. federal	$3,344	$1,753	$1,208
Foreign	1,191	792	922
U.S. state and local	670	279	208

	5,205	2,824	2,338

Deferred tax:
U.S. federal	(215)	(132)	(179)
Foreign	357	(8)	353
U.S. state and local	154	(121)	142

	296	(261)	316

	$5,501	$2,563	$2,654

The effective and statutory income tax rate can be reconciled as follows:
Tax at statutory rate of 34%	$4,535	$2,315	$2,091
State tax, net of federal benefits	560	289	180
Benefit of state net operating losses previously offset by valuation allowances	(27)	(185)	3
Non-taxable income	(606)	(783)	(687)
Non-deductible expenses	919	982	934
Change in estimate primarily related to foreign taxes	407	—	135
Change in estimate primarily related to state taxes and tax reserves	(128)	65	91
Benefit of foreign net operating losses previously offset by valuation allowances	(56)	(60)	(17)
Tax credits	(79)	—	—
Other, net	(24)	(60)	(76)

	$5,501	$2,563	$2,654

Effective income tax rate	41.2%	37.6%	43.2%

The Company’s effective tax rate (ETR) is calculated quarterly based upon current assumptions relating to the full years’ estimated operating results, and various tax related items. The Company’s normal ETR is approximately 38 to 42%. The 2008 ETR was 41.2%. The 2008 ETR was affected by an addition to the valuation allowance for net operating losses in foreign countries of approximately $0.4 million, offset by a reduction in the Company’s tax reserves of approximately $0.1 million and Federal income tax credits of approximately $0.1 million. The 2007 ETR was 37.6%, as the Company decreased the valuation allowance for the net operating loss for U.S. state jurisdictions by approximately $0.2 million, which was offset by adding approximately $0.1 million to its tax reserves due to changes in estimate of recoverability.

The Company’s deferred tax assets and liabilities at December 31, 2008 and 2007 consist of the following:

December 31,	2008	2007
(amounts in thousands)
Assets
Deferred compensation	$3,895	$3,709
Loss carryforwards	2,661	2,954
Accruals deductible for tax purposes when paid	702	512
Depreciation	98	329
Allowance for doubtful accounts	250	300
Amortization	441	560
State taxes	612	669

Gross deferred tax assets	8,659	9,033
Deferred tax asset valuation allowance	(2,454)	(2,492)

Gross deferred tax assets less valuation allowance	6,205	6,541

Liabilities
Accrued income not recognized for tax	(286)	(336)
Other	(100)	—

Gross deferred tax liabilities	(386)	(336)

Net deferred tax assets	$5,819	$6,205

Net deferred assets and liabilities are recorded as follows:
Net current assets	$1,538	$1,350
Net non-current assets	4,667	5,108
Net current liabilities	(99)	—
Net non-current liabilities	(287)	(253)

Net deferred tax assets	$5,819	$6,205

At December 31, 2008, net current liabilities and net non-current liabilities are recorded on the consolidated balance sheet in other current liabilities and other long-term liabilities, respectively. In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, the availability of qualified professional staff, and a decrease in demand for IT services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at December 31, 2008, management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

The Company has various state net operating loss carryforwards totaling approximately $6.1 million. These state net operating losses have a carryforward period of 5 to 20 years and begin to expire in 2009. The Company also has a Canadian net operating loss carryforward of $0.2 million which begins to expire in 2009. The Netherlands net operating loss carryforward of $8.6 million begins to expire in 2011, while in the United Kingdom the net operating loss carryforward is approximately $0.4 million, and has no expiration date.

At December 31, 2008, the Company has a deferred tax asset before the valuation allowance resulting from net operating losses in various states of approximately $0.3 million, in The Netherlands of approximately $2.2 million, and approximately $0.2 million in various other countries where it does business. Management of the

Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future years, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of the deferred tax asset totaling $2.7 million will be realized at any point in the future. Accordingly, at December 31, 2008, the Company has offset a portion of the asset with a valuation allowance totaling $2.4 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.3 million. During 2008, the valuation allowance decreased by less than $0.1 million net, due to a variety of factors including foreign currency changes in The Netherlands of $0.1 million and $0.1 million related to the establishment of a net operating loss valuation allowance in certain foreign jurisdictions.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (Interpretation 48) on January 1, 2007. Upon implementation of Interpretation 48, the Company was not required to recognize any increase in its liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004.

A reconciliation of unrecognized tax benefits for 2007 and 2008 is as follows:

(amounts in thousands)
Balance at January 1, 2007	$247
Additions based on tax positions related to the current year	96
Reductions for lapse of statute of limitations	(29)
Settlements	(25)

Balance at December 31, 2007	$289
Additions based on tax positions related to the current year	29
Additions for tax positions of prior years	7
Reductions for lapse of statute of limitations	(47)
Settlements	(211)

Balance at December 31, 2008	$67

The balance at December 31, 2008 of $67,000 represents gross unrecognized tax benefits that if recognized would impact the Company’s effective tax rate. No significant increase or decrease in the total amount of unrecognized tax benefits is expected within the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. As of the date of adoption, the Company had accrued approximately $15,000 in interest and penalties, as applicable. At December 31, 2008, the Company had approximately $7,000 (less the associated tax benefit) accrued for the payment of interest and penalties, as applicable.

The Company has established reserves for tax contingencies based upon the probable outcome of tax positions taken for financial statement purposes compared with positions taken on the Company’s tax returns. The Company reviews its tax-contingency reserves on a quarterly basis to ensure they are appropriately stated. Such reviews include consideration of factors such as the cause of the action, the degree of probability of an unfavorable outcome, the Company’s ability to estimate the liability, and the timing of the liability and how it will impact the Company’s other tax attributes. At December 31, 2008, the Company believes it has adequately provided for its tax-related liabilities.

Undistributed earnings of the Company’s foreign subsidiaries were minimal at December 31, 2008, and are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. In the event that the foreign entities’ earnings were distributed, it is estimated that U.S. federal and state income taxes, net of foreign credits, would be immaterial.

In 2008, 2007, and 2006, 140,000, 131,000, and 185,000 shares of common stock, respectively, were issued through the exercise of non-qualified stock options or through the disqualifying disposition of incentive stock options. The tax benefit to the Company from these transactions, which was credited to capital in excess of par value rather than recognized as a reduction of income tax expense, was $99,000, $45,000, and $113,000 in 2008, 2007, and 2006, respectively. These tax benefits have also been recognized in the consolidated balance sheets as a reduction of income taxes payable.

Net income tax payments during 2008, 2007, and 2006 totaled $4.3 million, $1.7 million, and $1.8 million, respectively.

5.	Lease Commitments

At December 31, 2008, the Company was obligated under a number of long-term operating leases. Minimum future obligations under such leases are summarized as follows:

Year ending December 31,
(amounts in thousands)
2009	$6,035
2010	4,515
2011	2,808
2012	1,512
2013	673
Later years	2,902

Minimum future obligations	$18,445

The operating lease obligations relate to the rental of office space, office equipment, and automobiles leased in Europe. Total rental expense under such operating leases for 2008, 2007, and 2006 was approximately $8.1 million, $7.4 million, and $6.3 million, respectively.

6.	Deferred Compensation Benefits

The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (ESBP) that provides certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The plan was amended as of November 30, 1994, to freeze benefits for participants at that time.

Net periodic pension cost for the years ended December 31, 2008, 2007, and 2006 for the ESBP is as follows:

Net Periodic Pension Cost—ESBP	2008	2007	2006
(amounts in thousands)
Interest cost	$510	$488	$493
Amortization of actuarial loss	66	99	118

Net periodic pension cost	$576	$587	$611

The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003.

In September 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158). FAS 158 required the Company to recognize the overfunded or underfunded status of its defined benefit plans as either assets or liabilities, as applicable, in its consolidated balance sheets. The Company adopted these provisions of FAS 158 for its defined benefit plans for the year ended December 31, 2006. As of December 31, 2008, the FAS required the Company to measure the funded status of its defined benefit plans as of the date of its year-end (December 31). Previously, the Company had measured the funded status of the NDBP as of the end of its fiscal month of September. As the amount of net periodic pension benefit allocated to the period from October 1, 2007 to December 31, 2007 was not significant, no adjustment was made to retained earnings as of January 1, 2008 for this change in measurement date. Net periodic pension benefit for the periods ended December 31, 2008, September 29, 2007, and September 30, 2006 for the NDBP is as follows:

Net Periodic Pension Cost (Benefit)—NDBP	2008	2007	2006
(amounts in thousands)
Interest cost	$300	$265	$241
Expected return on plan assets	(391)	(338)	(301)
Amortization of actuarial loss	(5)	(18)	2

Net periodic pension benefit	$(96)	$(91)	$(58)

The change in benefit obligation and reconciliation of fair value of plan assets for the years ended December 31, 2008 and 2007 for the ESBP, and for the period ended December 31, 2008 and September 29, 2007 for the NDBP are as follows:

	ESBP		NDBP
Changes in Benefit Obligation	2008	2007	2008	2007
(amounts in thousands)
Benefit obligation at beginning of period	$8,147	$8,783	$5,474	$5,532
Interest cost	510	488	300	265
Benefits paid	(767)	(703)	(69)	(67)
Actuarial (gain) loss	242	(421)	(169)	(850)
Effect of exchange- rate changes	—	—	(7)	594

Benefit obligation at end of period	8,132	8,147	5,529	5,474

Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of period	—	—	7,550	6,478
Actual return on plan assets	—	—	372	376
Employer contributions	767	703	—	—
Benefits paid	(767)	(703)	(69)	(67)
Effect of exchange-rate changes	—	—	33	763

Fair value of plan assets at end of period	—	—	7,886	7,550
Accrued benefit cost (asset)	$8,132	$8,147	$(2,357)	$(2,076)

Accrued benefit cost (asset) is included in the consolidated balance sheet as follows:
Non-current assets	$—	$—	$(2,357)	$(2,076)
Current liabilities	$791	$774	$—	$—
Non-current liabilities	$7,341	$7,373	$—	$—
Discount rate:
Benefit obligation	6.34%	6.57%	5.60%	5.30%
Net periodic pension cost	6.57%	5.80%	5.60%	5.30%
Salary increase rate	—	—	—	—
Expected return on plan assets	—	—	4.00%	5.00%

For the ESBP, the accumulated benefit obligation at both December 31, 2008 and 2007 was $8.1 million. The amounts included in other comprehensive loss relating to the pension loss adjustment in 2008 and 2007, net of tax, were approximately $(0.1) million and $0.3 million, respectively. The discount rate used in 2008 was 6.34%, which is reflective of a series of bonds that are included in the Moody’s Aa long-term corporate bond yield whose cash flow approximates the payments to participants under the ESBP for the remainder of the plan. This rate was a decrease of 23 basis points from the rate used in the prior year and resulted in an increase in the plan’s liabilities of approximately $0.2 million. Benefits paid to participants are funded by the Company as needed, and are expected to total approximately $0.8 million in 2009. The plan is deemed unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts considered sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan other than for current year benefit payments as required in 2009 or future years.

For the NDBP, the accumulated benefit obligation was $5.5 million at both December 31, 2008 and September 29, 2007, respectively. The discount rate used in 2008 was 5.6%, which is reflective of a series of corporate bonds whose cash flow approximates the payments to participants under the NDBP for the remainder of the plan. This rate was a decrease of 30 basis points from the rate used in the prior year and resulted in a net decrease in the plan’s liabilities of approximately $0.2 million. In 2008, the assets in the NDBP were 100% invested by Aegon, with a guaranteed minimum return to the Company of 4%. In 2007, 20% of the assets were invested in the Aegon World Equity Fund, which invested in global equities, with a small portion of the fund in new or emerging economies. The remaining 80% of the assets were invested by Aegon, with a guaranteed minimum return to the Company of 4%. The historical return to the Company on these investments had been approximately 4.5%. The Company plans to maintain its current investment strategy in 2009. The expected return on plan assets in 2008 was based upon the guaranteed minimum return from Aegon of 4%. For 2007, the expected return on plan assets was a function of the average historical return of 4.5% on the 80% of the funds invested by Aegon, and a historical return of 9% on the 20% of the funds invested in the Aegon World Equity Fund. The Company does not anticipate making additional contributions to the plan in 2009 or future years, as the plan is currently fully funded.

Anticipated benefit payments for the ESBP and the NDBP expected to be paid in future years are as follows:

Year ending December 31,	ESBP	NDBP
(amounts in thousands)
2009	$791	$62
2010	786	77
2011	766	83
2012	755	94
2013	732	117
2014-2018	3,577	960

	$7,407	$1,393

The disclosures below include the ESBP, the NDBP, and the postretirement benefit plan discussed in note 7, “Employee Benefits,” under the caption “Other Postretirement Benefits.”

The amounts included in accumulated other comprehensive loss, net of tax, that have not yet been recognized as components of net periodic benefit cost as of December 31, 2008 are as follows:

	ESBP	NDBP	Post- Retirement Plan	Total
(amounts in thousands)
Unrecognized actuarial (gain) loss	$1,130	$(858)	$(115)	$157
Unrecognized transition obligation	—	—	73	73
Unrecognized prior service cost	—	—	(1)	(1)

	$1,130	$(858)	$(43)	$229

The amounts included in accumulated other comprehensive loss, net of tax, that have not yet been recognized as components of net periodic benefit cost as of December 31, 2007 were as follows:

	ESBP	NDBP	Post- Retirement Plan	Total
(amounts in thousands)
Unrecognized actuarial (gain) loss	$1,013	$(739)	$41	$315
Unrecognized transition obligation	—	—	90	90
Unrecognized prior service cost	—	—	(1)	(1)

	$1,013	$(739)	$130	$404

The amounts recognized in other comprehensive loss, net of tax, for 2008, 2007, and 2006, which primarily consist of an actuarial (gain) loss and a transition obligation, totaled $175,000, $1,072,000, and $(174,000), respectively. Net periodic pension cost (benefit) for the ESBP and the NDBP, net periodic postretirement benefit cost, and the amounts recognized in other comprehensive loss, net of tax, for 2008, 2007, and 2006 totaled $724,000, $1,640,000, and $458,000, respectively.

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2009 are as follows:

	ESBP	NDBP	Post- Retirement Plan	Total
(amounts in thousands)
Unrecognized actuarial (gain) loss	$88	$(9)	$(13)	$66
Unrecognized transition obligation	—	—	29	29
Unrecognized prior service cost	—	—	0	0

	$88	$(9)	$16	$95

The Company also maintains a non-qualified defined-contribution deferred compensation plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. There were $0.4 million in contributions to the plan in 2008 for amounts earned in 2007, $0.4 million in contributions to the plan in 2007 for amounts earned in 2006, and $0.2 million in contributions to the plan in 2006 for amounts earned in 2005. The Company anticipates making contributions in 2009 totaling approximately $0.3 million to this plan for amounts earned in 2008. The investments in the plan are included in the total assets of the Company, and are discussed in note 1, “Investments.” During 2008, several participants in the plan exchanged a portion of their investments for stock units which represent shares of the Company’s common stock. In exchange for the funds received, the Company issued shares out of treasury stock equivalent to the number of share units received by the participants. These shares of common stock are not entitled to any voting rights and the holders will not receive dividends, if any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

7.	Employee Benefits

401(k) Profit-Sharing Retirement Plan

The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. The Company matches up to 50% of the first 6% of eligible wages contributed by the participants. Company contributions consist of cash, and may include the Company’s stock, were funded and charged to operations in the amounts of $2.5 million, $2.3 million, and $2.4 million for 2008, 2007, and 2006, respectively.

Other Retirement Plans

The Company maintains various other defined contribution retirement plans covering substantially all of the remaining European employees. Company contributions charged to operations were $0.2 million in each of 2008, 2007, and 2006, respectively.

The Company provides limited healthcare and life insurance benefits to nine retired employees and their spouses, totaling 13 participants, pursuant to contractual agreements.

Net periodic postretirement benefit cost for the years ended December 31, 2008, 2007, and 2006 is as follows:

Net Periodic Postretirement Benefit Cost	2008	2007	2006
(amounts in thousands)
Interest cost	$40	$39	$41
Amortization of transition amount	29	29	29
Amortization of actuarial loss	—	4	9

Net periodic postretirement benefit cost	$69	$72	$79

No adjustments were made to the 2008, 2007 or 2006 net periodic postretirement benefit cost due to Medicare reform as the amounts were deemed to be insignificant.

The change in postretirement benefit obligation at December 31, 2008 and 2007 is as follows:

Changes in Postretirement Benefit Obligation	2008	2007
(amounts in thousands)
Postretirement benefit obligation at beginning of year	$655	$706
Interest cost	40	39
Benefits paid	(75)	(43)
Actuarial gain	(241)	(47)

Postretirement benefit obligation at end of year	379	655
Fair value of plan assets at end of year	—	—

Accrued postretirement benefit obligation	$379	$655

Accrued postretirement benefit obligation is included in the consolidated balance sheet as follows:
Current liabilities	$36	$67
Non-current liabilities	$343	$588
Discount rate:
Benefit obligation	6.34%	6.51%
Net periodic postretirement benefit cost	6.51%	5.80%
Salary increase rate	—	—

The discount rate used in 2008 to calculate the benefit obligation was 6.34%, which is reflective of a series of bonds that are included in the Moody’s Aa long-term corporate bond yield whose cash flow approximates the payments to participants for the remainder of the plan. For December 31, 2008, the Company updated its methodology for determining the average cost of benefits provided to retirees from prior years which caused a decrease in accrued post retirement benefit obligation from 2007 to 2008. Benefits paid to participants are funded by the Company as needed.

Anticipated benefit payments for the postretirement medical plan are expected to be paid in future years as follows:

Year ending December 31,
(amounts in thousands)
2009	$37
2010	37
2011	38
2012	38
2013	38
2014-2018	167

$355

The rate of increase in healthcare costs is assumed to be 10% for medical, 6% for dental, and 8% for Medicare Part B in 2009, gradually declining to 5% by the year 2014 and remaining at that level thereafter. Increasing the assumed healthcare cost trend rate by one percentage point would increase the accrued postretirement benefit obligation by $17,800 at December 31, 2008, and the net periodic postretirement benefit cost by $2,900 for the year. A one-percentage-point decrease in the healthcare cost trend would decrease the accrued postretirement benefit obligation by $17,000 at December 31, 2008, and the net periodic postretirement benefit cost by $2,600 for the year.

Employee Health Insurance

The Company provides various health insurance plans for its employees, including a self-insured plan for its employees in the U.S.

8.	Shareholders’ Equity

Employee Stock Purchase Plan

Under the Company’s First Employee Stock Purchase Plan (Plan), employees may apply up to 10% of their compensation to purchase the Company’s common stock. Shares are purchased at the closing market price on the business day preceding the date of purchase. As of December 31, 2008, approximately 96,000 shares remain unissued under the Plan, of the total of 11.5 million shares that had been authorized under the Plan. During 2008, 2007, and 2006, approximately 24,000, 28,000, and 35,000 shares, respectively, were purchased under the Plan at an average price of $4.80, $4.63, and $4.20 per share, respectively.

Shareholder Rights Plan

The Board of Directors adopted a Shareholder Rights Plan in January 1989 that was subsequently amended in 1999 to extend the expiration of the plan to November 2008. The plan expired in 2008 as it was not renewed.

Stock Trusts

The Company maintains a Stock Employee Compensation Trust (SECT) to provide funding for existing employee stock plans and benefit programs. Shares of the Company’s common stock are purchased by and released from the SECT by the trustee of the SECT at the request of the compensation committee of the Board of Directors. As of December 31, 2008, all shares remaining in the SECT were unallocated and, therefore, are not considered outstanding for purposes of calculating earnings per share.

SECT activity for the years ended December 31, 2008, 2007, and 2006 is as follows:

	2008	2007	2006
(amounts in thousands)
Share balance at beginning of year	3,318	3,564	3,881
Shares released:
Stock option plans	(8)	(131)	(185)
Employee Stock Purchase Plan	(6)	(28)	(35)
Restricted stock issuance	—	(87)	(97)

Share balance at end of year	3,304	3,318	3,564

During 1999, the Company created an Omnibus Stock Trust (OST) to provide funding for various employee benefit programs. During 1999, the OST purchased 59,000 shares of the Company’s common stock for $1.0 million. Shares of the Company’s common stock are released from the OST by the trustee at the request of the compensation committee of the Board of Directors. During 2008, 2007, and 2006, no shares were purchased or released by the OST.

Preferred Stock

At December 31, 2008 and 2007, the Company has 2,500,000 shares of par value $0.01 preferred stock authorized for issuance, but none outstanding.

9.	Equity-Based Compensation

The Company accounts for its equity-based compensation expense using the provisions of FAS 123R, “Share-Based Payment” and related interpretations. The Company issues stock options and restricted stock in exchange for employee and director services. The calculated cost of its equity-based compensation awards is recognized in the Company’s consolidated statements of income over the period in which an employee or director is required to provide the services for the award. Compensation cost will not be recognized for employees or directors that do not render the requisite services. The Company recognizes the expense for equity-based compensation in its consolidated income statements on a straight-line basis based upon awards that are ultimately expected to vest.

For the years ended December 31, 2008, 2007, and 2006, the Company recognized compensation expense of $991,000, $863,000, and $856,000, respectively, in its consolidated statements of income as selling, general and administrative expenses. The tax benefit recorded for this compensation expense was $353,000, $294,000 and $260,000, respectively, resulting in a net after tax cost to the Company of $638,000 in 2008, $569,000 in 2007 and $596,000 in 2006.

On April 26, 2000, the shareholders approved the Company’s 2000 Equity Award Plan (Equity Plan). Under the provisions of the Equity Plan, stock options, restricted stock, stock appreciation rights, and other awards may be granted or awarded to employees and directors of the Company. The compensation committee of the Board of Directors determines the nature, amount, pricing, and vesting of the grant or award. All options and awards remain in effect until the earlier of the expiration, exercise, or surrender date. For the most part, options generally become exercisable in three or four equal annual installments, beginning one year from the date of grant. In certain limited instances, options granted at fair market value are expected to vest nine and one-half years from the date of grant. As of December 31, 2008, a total of 5,150,000 shares may be awarded under this plan, and 774,318 shares are available for grant as of that date.

On April 24, 1991, the shareholders approved the Company’s 1991 Employee Stock Option Plan (1991 Plan). Under the provisions of the 1991 Plan, options may be granted to employees and directors of the Company. The option price for options granted under this plan is equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Incentive stock options generally become exercisable in four annual installments of 25% of the shares covered by the grant, beginning one year from the date of grant, and expire six years after becoming exercisable. Nonqualified stock options generally become exercisable in either four or five annual installments of 20 or 25% of the shares covered by the grant, beginning one year from the date of grant, and expire up to 15 years from the date of grant. All options remain in effect until the earlier of the expiration, exercise, or surrender date. There are no options available for grant under this plan as of December 31, 2008.

Under the Company’s 1991 Restricted Stock Plan, a total of 800,000 shares of restricted stock may be granted to certain key employees, and 704,750 shares are available for grant as of that date.

The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. The per-option weighted-average fair value on the date of grant of stock options granted in 2008, 2007, and 2006 was $1.61, $1.72, and $2.17, respectively. The fair value of the options at the date of grant was estimated using the following weighted-average assumptions for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Expected life (years)	3.3	3.4	4.0
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.2%	4.7%	5.0%
Expected volatility	42.0%	47.4%	55.2%

The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the option granted to estimate the expected volatility for the grants made in 2006, 2007 and 2008. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of paying dividends, and the expectation of paying dividends in the foreseeable future.

During 2006, 2007 and 2008, the Company issued restricted stock to certain employees and its independent directors. For the employees, the stock vests over a period of four years, with 25% of the stock issued vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock is fully vested. The Company is recognizing compensation expense for these shares ratably over the expected term of the restricted stock, or four years. For the independent directors, the issued stock vests at retirement. As the directors are eligible for retirement from the Company’s Board of Directors at any point, the Company recognized the expense associated with these shares on the date of grant. The shares of restricted stock issued are considered outstanding, and are eligible to receive dividends, if any are paid, and can be voted. However, only vested shares of outstanding restricted stock are included in the calculation of basic earnings per share.

As of December 31, 2008, total remaining stock-based compensation expense for non-vested equity-based compensation is approximately $1.5 million, which is expected to be recognized on a weighted-average basis over the next 16 months. Historically, the Company has issued shares out of treasury stock and its SECT to fulfill the share requirements from stock option exercises and restricted stock grants.

A summary of stock option activity under the Company Equity Plan and 1991 Plan is as follows:

	Equity Plan Options	Weighted- Average Exercise Price	1991 Plan Options	Weighted- Average Exercise Price
Outstanding at December 31, 2005	3,224,750	$3.76	868,964	$13.43
Granted	473,000	$4.54	—	—
Exercised	(172,750)	$2.78	(12,000)	$2.88
Canceled and forfeited	(176,125)	$3.94	(27,000)	$17.87
Expired	—	—	(177,138)	$16.75

Outstanding at December 31, 2006	3,348,875	$3.91	652,826	$12.55
Granted	475,500	$4.52	—	—
Exercised	(87,750)	$3.83	(42,750)	$2.87
Canceled and forfeited	(122,750)	$4.58	(60,875)	$21.74
Expired	—	—	(65,654)	$20.18

Outstanding at December 31, 2007	3,613,875	$3.97	483,547	$11.21
Granted	395,300	$4.90	—	—
Exercised	(199,422)	$4.03	(23,500)	$3.07
Canceled and forfeited	(187,953)	$4.80	(11,000)	$15.23
Expired	(24,000)	$5.54	(118,987)	$18.07

Outstanding at December 31, 2008	3,597,800	$4.01	330,060	$9.18

Options exercisable at December 31, 2008	2,697,550	$3.94	330,060	$9.18

For 2008, 2007 and 2006, the intrinsic value of the options exercised under the Equity Plan was approximately $431,995, $101,300 and $279,000, respectively, while the intrinsic value of the options exercised under the 1991 Plan for the same years was $71,888, $72,100 and $19,800, respectively.

A summary of restricted stock activity for the year-to-date period ended December 31, 2008 under the Equity Plan and the 1991 Restricted Stock Plan is as follows:

	Equity Plan Restricted Stock	Weighted- Average Fair Value	1991 Restricted Stock Plan	Weighted- Average Fair Value
Outstanding at December 31, 2006	95,500	$4.39	—	—
Granted	45,000	$4.70	41,500	$4.52
Released	(7,250)	$4.65	—	—
Canceled and forfeited	(1,500)	$4.65	(4,500)	$4.52

Outstanding at December 31, 2007	131,750	$4.48	37,000	$4.52
Granted	62,710	$4.47	62,000	$4.79
Released	(28,585)	$4.50	(8,250)	$4.52
Canceled and forfeited	(1,500)	$4.65	(3,750)	$4.63

Outstanding at December 31, 2008	164,375	$4.47	87,000	$4.71

A summary of options outstanding as of December 31, 2008 for the Equity Plan and 1991 Plan is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Equity Plan
$1.40	180,000	$1.40	9.0	$327,600
$2.24 – $3.26	1,115,375	$3.10	7.5	$146,309
$3.48 – $4.90	1,797,175	$4.44	7.3	$—
$5.25 – $5.94	505,250	$5.43	12.2	$—

	3,597,800			$473,909

1991 Plan
$2.88	25,250	$2.88	1.5	$8,711
$5.13 – $6.13	224,568	$5.95	4.7	$—
$16.19 – $21.94	59,922	$17.41	2.1	$—
$26.06 – $30.31	20,320	$28.36	3.8	$—

	330,060			$8,711

A summary of options exercisable at December 31, 2008 for the Equity Plan and the 1991 Plan is as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Equity Plan
$1.40	180,000	$1.40	9.0	$327,600
$2.24 – $3.26	885,375	$3.13	7.6	$92,209
$3.48 – $4.90	1,156,925	$4.35	6.4	$—
$5.25 – $5.94	475,250	$5.44	8.5	$—

	2,697,550			$419,809

1991 Plan
$2.88	25,250	$2.88	1.5	$8,711
$5.13 – $6.13	224,568	$5.95	4.7	$—
$16.19 – $21.94	59,922	$17.41	2.1	$—
$26.06 – $30.31	20,320	$28.36	3.8	$—

	330,060			$8,711

The aggregate intrinsic values as calculated in the above charts are based upon the Company’s closing stock price on December 31, 2008 of $3.22 per share.

10.	Significant Customer

International Business Machines (IBM) is the Company’s largest customer. In 2008, 2007, and 2006, IBM accounted for $108.3 million or 30.6%, $96.0 million or 29.5%, and $110.5 million or 33.8% of the Company’s consolidated revenue, respectively. The Company’s accounts receivable from IBM at December 31, 2008 and 2007 amounted to $8.5 million and $9.9 million, respectively. The Company expects to continue to derive a significant portion of its revenue from IBM in 2009 and in future years. However, a significant decline in revenue from IBM would have a significant negative effect on the Company’s revenue and profits. No other customer accounted for more than 10% of revenue in 2008, 2007, or 2006.

11.	Contingencies

The Company and its subsidiaries are involved from time to time in various legal proceedings and tax audits arising in the ordinary course of business. At December 31, 2008 and 2007, the Company is in discussion with various governmental agencies relative to tax matters, including income, sales and use, and property and franchise taxes. The outcome of these audits and legal proceedings, if any, involving the Company and its subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such audits cannot be accurately predicted. As management has made an estimate of its potential liability for these audits at December 31, 2008 and 2007, the Company does not expect these matters to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

12.	Enterprise -Wide Disclosures

The Company operates in one industry segment, providing information technology (IT) professional services to its clients. The services provided include strategic and flexible staffing and the planning, design, implementation, and maintenance of comprehensive IT solutions. All of the Company’s revenue is generated from these services. CTG’s reportable information is based on geographical areas. The accounting policies of the individual geographical areas are the same as those described in note 1, “Summary of Significant Accounting Policies.”

Financial Information About Geographic Areas	2008	2007	2006
(amounts in thousands)
Revenue from External Customers
United States	$272,242	$250,097	$265,386
Belgium	53,773	46,499	38,821
Other European countries	24,437	25,598	20,126
Other countries	2,761	3,091	2,920

Total revenue	$353,213	$325,285	$327,253

Long-lived Assets
United States	$5,710	$4,513	$5,102
Belgium	826	921	519
Other European countries	231	307	297

Total long-lived assets	$6,767	$5,741	$5,918

Deferred Tax Assets, Net of Valuation Allowance
United States	$6,205	$6,297	$6,260
Europe	—	146	189
Other countries	—	98	21

Total deferred tax assets, net	$6,205	$6,541	$6,470

13.	Quarterly Financial Data (Unaudited)

	Quarters
	First	Second	Third	Fourth		Total
(amounts in thousands, except per-share data)
2008
Revenue	$86,683	$94,071	$89,131	$83,328		$353,213
Direct costs	67,941	72,425	69,488	64,679		274,533

Gross profit	18,742	21,646	19,643	18,649		78,680
Selling, general, and administrative expenses	16,360	17,658	16,167	15,413		65,598

Operating income	2,382	3,988	3,476	3,236		13,082
Interest and other income (expense), net	(48)	(69)	(55)	428	**	256

Income before income taxes	2,334	3,919	3,421	3,664		13,338
Provision for income taxes	930	1,869	1,340	1,362		5,501

Net income	$1,404	$2,050	$2,081	$2,302		$7,837

Basic net income per share	$0.09	$0.13	$0.14	$0.15		$0.51

Diluted net income per share	$0.09	$0.13	$0.13	$0.15		$0.49

	Quarters
	First	Second	Third	Fourth		Total
(amounts in thousands, except per-share data)
2007
Revenue	$80,016	$80,140	$80,625	$84,504		$325,285
Direct costs	62,586	62,173	62,347	65,783		252,889

Gross profit	17,430	17,967	18,278	18,721		72,396
Selling, general, and administrative expenses	16,150	16,206	16,644	16,872		65,872

Operating income	1,280	1,761	1,634	1,849		6,524
Interest and other income (expense), net	514	(127)	(161)	59		285

Income before income taxes	1,794	1,634	1,473	1,908		6,809
Provision for income taxes	672	635	559	697		2,563

Net income	$1,122	$999	$914	$1,211		$4,246

Basic net income per share	$0.07	$0.06	$0.06	$0.08		$0.26

Diluted net income per share	$0.07	$0.06	$0.06	$0.07		$0.25

**	During the 2008 fourth quarter, the Company recorded a net foreign currency exchange gain on intercompany balances totaling approximately $0.5 million on balances settled during the quarter and those balances outstanding between its subsidiaries at December 31, 2008.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management did not identify any control deficiencies it considered to be material weaknesses under the rules specified by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, and therefore concluded that its internal control over financial reporting was effective as of December 31, 2008.

Our independent registered public accounting firm has issued an audit report on our effectiveness of internal control over financial reporting. Their report appears in Item 9A (b), Attestation Report of the Registered Public Accounting Firm.

(b)	Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Computer Task Group, Incorporated:

We have audited Computer Task Group, Incorporated’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Computer Task Group, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(a)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Computer Task Group, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Computer Task Group, Incorporated as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 25, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Buffalo, New York
February 25, 2009

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

The information required in response to this item is incorporated herein by reference to the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors and Committees” in relation to the “Audit Committee” subsection, and “Corporate Governance and Website Information” in the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 13, 2009 (Proxy Statement) to be filed with the SEC not later than 120 days after the end of the year ended December 31, 2008, except insofar as information with respect to executive officers is presented in Part I, Item 1 of this report pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

The information required in response to this item is incorporated herein by reference to the information under the caption “ Compensation Discussion and Analysis” presented in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required in response to this item is incorporated herein by reference to the information under the caption “Security Ownership of the Company’s Common Shares by Certain Beneficial Owners and by Management” presented in the Proxy Statement.

The following table sets forth, as of December 31, 2008, certain information related to the Company’s compensation plans under which shares of its common stock are authorized for issuance:

Equity Compensation Plan Information as of December 31, 2008

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2000 Equity Award Plan	3,597,800	$4.01	774,318
1991 Employee Stock Option Plan	330,060	$9.18	—
Equity compensation plans not approved by security holders
None	—	—	—

Total	3,927,860	$4.45	774,318

At December 31, 2008, the Company did not have any outstanding rights or warrants. All awards outstanding are either stock options or restricted stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required in response to this item is incorporated herein by reference to the information under the caption “Certain Relationships and Related Person Transactions, and Director Independence” presented in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required in response to this item is incorporated herein by reference to the information under the caption “Appointment of Auditors for Fiscal 2008 and Fees” presented in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(A)	Index to Consolidated Financial Statements and Financial Statement Schedule

(B)	Exhibits

The Exhibits to this annual report on Form 10-K are listed on the attached Exhibit Index appearing on pages 65 to 67.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Computer Task Group, Incorporated:

Under date of February 25, 2009, we reported on the consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Buffalo, New York February 25, 2009

COMPUTER TASK GROUP, INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at January 1	Additions		Deductions		Balance at December 31
2008
Accounts deducted from accounts receivable
Allowance for doubtful accounts	$955	$503	(A)	$(453	) (A)	$1,005
Accounts deducted from deferred tax assets
Deferred tax asset valuation allowance	$2,492	$308	(B)	$(346	) (B)	$2,454
Accounts deducted from other assets
Reserves	$575	$—		$—		$575
2007
Accounts deducted from accounts receivable
Allowance for doubtful accounts	$866	$303	(A)	$(214	) (A)	$955
Accounts deducted from deferred tax assets
Deferred tax asset valuation allowance	$2,768	$619	(B)	$(895	) (B)	$2,492
Accounts deducted from other assets
Reserves	$575	$—		$—		$575
2006
Accounts deducted from accounts receivable
Allowance for doubtful accounts	$1,087	$306	(A)	$(527	) (A)	$866
Accounts deducted from deferred tax assets
Deferred tax asset valuation allowance	$2,559	$387	(B)	$(178	) (B)	$2,768
Accounts deducted from other assets
Reserves	$575	$—		$—		$575

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

Dated: February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

(i)	Principal Executive Officer	Chairman and Chief Executive Officer	February 25, 2009

/s/ James R. Boldt James R. Boldt

(ii)	Principal Accounting and Principal Financial Officer	Chief Financial Officer	February 25, 2009

/s/ Brendan M. Harrington Brendan M. Harrington

(iii)	Directors

	/s/ Thomas E. Baker Thomas E. Baker	Director	February 25, 2009

	/s/ James R. Boldt James R. Boldt	Director	February 25, 2009

	/s/ Randall L. Clark Randall L. Clark	Director	February 25, 2009

	/s/ Randolph A. Marks Randolph A. Marks	Director	February 25, 2009

	/s/ William D. McGuire William D. McGuire	Director	February 25, 2009

	/s/ John M. Palms John M. Palms	Director	February 25, 2009

	/s/ Daniel J. Sullivan Daniel J. Sullivan	Director	February 25, 2009

EXHIBIT INDEX

Exhibit		Description	Page Number or (Reference)
2.		Plan of acquisition, reorganization, arrangement, liquidation or succession	*

3.	(a)	Restated Certificate of Incorporation of Registrant	(1)

	(b)	Restated By-laws of Registrant	(2)

4	(a)	Restated Certificate of Incorporation of Registrant	(1)

	(b)	Restated By-laws of Registrant	(2)

	(c)	Specimen Common Stock Certificate

	(d)	Rights Agreement dated as of January 15, 1989, and amendment dated June 28, 1989, between Registrant and The First National Bank of Boston, as Rights Agent	(3)

	(e)	Form of Rights Certificate	(2)

9.		Voting Trust Agreement	*

10.	(a)	Non-Compete Agreement, dated as of March 1, 1984, between Registrant and Randolph A. Marks	(2) +

	(b)	Stock Employee Compensation Trust Agreement, dated May 3, 1994, between Registrant and Thomas R. Beecher, Jr., as trustee	(2) +

	(c)	Demand Grid Note, dated October 29, 1997, between Registrant and Computer Task Group, Incorporated Stock Employee Compensation Trust	(2) +

	(d)	Pledge Agreement, between the Registrant and Thomas R. Beecher, Jr., as Trustee of the Computer Task Group, Incorporated Stock Employee Compensation Trust	(2) +

	(e)	Stock Purchase Agreement, dated as of February 25, 1981, between Registrant and Randolph A. Marks	(4) +

10.	(f)	Description of Disability Insurance and Health Arrangements for Executive Officers	(5) +

	(g)	2008 Key Employee Compensation Plans	(6) +

	(h)	Computer Task Group, Incorporated Non-Qualified Key Employee Deferred Compensation Plan	(2) +

	(i)	1991 Restricted Stock Plan	(1) +

	(j)	Computer Task Group, Incorporated 2000 Equity Award Plan	(7) +

	(k)	Executive Supplemental Benefit Plan 1997 Restatement	(1) +

	(l)	First Amendment to the Computer Task Group, Incorporated Executive Supplemental Benefit Plan 1997 Restatement	(1) +

	(m)	Compensation Arrangements for the Named Executive Officers	68 +

	(n)	Change in Control Agreement, dated January 1, 2009, between the Registrant and James R. Boldt, as amended and restated	69 +

	(o)	Employment Agreement, dated January 1, 2009, between the Registrant and James R. Boldt, as amended and restated	80 +

EXHIBIT INDEX (Continued)

Exhibit		Description	Page Number or (Reference)
	(p)	Officer Change in Control Agreement	91 +

	(q)	First Employee Stock Purchase Plan (Eighth Amendment and Restatement)	(1) +

	(r)	Loan Agreement By and Among Manufacturers and Traders Trust Company and Computer Task Group, Incorporated	(8)

	(s)	Third Amendment to the Loan Agreement, dated February 4, 2008, among Computer Task Group, Incorporated, Manufacturers and Traders Trust Company and Key Bank National Association	(9)

10.	(t)	1991 Employee Stock Option Plan	(10)

11.		Statement re: computation of per share earnings	*

12.		Statement re: computation of ratios	*

13.		Annual Report to Shareholders	*

14.		Code of Ethics	(11)

16.		Letter re: change in certifying accountant	*

18.		Letter re: change in accounting principles	*

21.		Subsidiaries of the Registrant	100

22.		Published report regarding matters submitted to a vote of security holders	*

23.		Consent of experts and counsel	101

24.		Power of Attorney	*

31.	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	102

	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	103

32.		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	104

33.		Report on assessment of compliance with servicing criteria for asset-backed securities	*

34.		Attestation report on assessment of compliance with servicing criteria for asset-backed securities	*

35.		Service compliance statement	*

99.		Additional exhibits	*

100.		XBRL-Related documents	*

*	None or requirement not applicable
+	Management contract or compensatory plan or arrangement
(1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference
(2)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference
(3)	Filed as an Exhibit to the Registrant’s Form 8-A/A filed on January 13, 1999, and incorporated herein by reference

EXHIBIT INDEX (Continued)

(4)	Filed as an Exhibit to the Registrant’s Registration Statement No. 2—71086 on Form S-7 filed on February 27, 1981, and incorporated herein by reference
(5)	Filed as an Exhibit to Amendment No. 1 to Registration Statement No. 2-71086 on Form S-7 filed on March 24, 1981, and incorporated herein by reference
(6)	Included in the Registrant’s definitive Proxy Statement dated April 2009 under the caption entitled “Annual Cash Incentive Compensation,” and incorporated herein by reference
(7)	Filed as an Exhibit to the Registrants Form 8-K on November 18, 2008, and incorporated herein by reference
(8)	Filed as an Exhibit to the Registrants Form 8-K on April 21, 2005, and incorporated herein by reference
(9)	Filed as an Exhibit to the Registrants Form 8-K on February 8, 2008, and incorporated herein by reference
(10)	Filed as an Exhibit to the Registrants Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference
(11)	Included in the Registrant’s definitive Proxy Statement dated April 2009 under the caption entitled “Corporate Governance and Website Information,” and incorporated herein by reference