Form 10-Q
period 2009-04-03
COMPUTER TASK GROUP INC
filed 2009-05-01
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of each class	Shares outstanding at April 24, 2009
Common stock, par value $.01 per share	18,251,265

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
	April 3, 2009	March 28, 2008
	(amounts in thousands, except per share data)
Revenue	$74,556	$86,683
Direct costs	57,836	67,941
Selling, general and administrative expenses	14,313	16,360

Operating income	2,407	2,382
Interest and other income	53	70
Interest and other expense	(204)	(118)

Income before income taxes	2,256	2,334
Provision for income taxes	954	930

Net income	$1,302	$1,404

Net income per share:
Basic	$0.09	$0.09

Diluted	$0.09	$0.09

Weighted average shares outstanding:
Basic	14,943	15,535
Diluted	15,046	15,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(Unaudited)

	April 3, 2009	Dec. 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$7,891	$10,973
Accounts receivable, net of allowances of $1,018 and $1,005 in 2009 and 2008, respectively	46,380	49,152
Prepaid and other current assets	2,319	2,272
Deferred income taxes	1,525	1,538

Total current assets	58,115	63,935

Property and equipment, net of accumulated depreciation of $21,076 and $21,874 in 2009 and 2008, respectively	7,118	6,767
Goodwill	35,678	35,678
Deferred income taxes	4,867	4,667
Other assets	3,810	4,231
Investments	765	562

Total assets	$110,353	$115,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,266	$8,247
Accrued compensation	20,841	24,574
Advance billings on contracts	610	1,431
Other current liabilities	4,639	4,802
Income taxes payable	1,172	107

Total current liabilities	33,528	39,161

Deferred compensation benefits	8,125	8,312
Other long-term liabilities	739	733

Total liabilities	42,392	48,206

Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	112,158	112,111
Retained earnings	58,538	57,236
Less: Treasury stock of 8,752,109 and 8,635,687 shares at cost, respectively	(43,248)	(42,970)
Stock Trusts of 3,363,335 shares at cost for both periods	(55,083)	(55,083)
Accumulated other comprehensive loss	(4,674)	(3,930)

Total shareholders’ equity	67,961	67,634

Total liabilities and shareholders’ equity	$110,353	$115,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
	April 3, 2009	March 28, 2008
	(amounts in thousands)
Cash flows from operating activities:
Net income	$1,302	$1,404
Adjustments:
Depreciation and amortization expense	433	523
Equity-based compensation expense	196	187
Deferred income taxes	(291)	(8)
(Gain) loss on sales of property and equipment	(5)	3
Deferred compensation	(65)	(190)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,646	(5,539)
Increase in prepaid and other current assets	(78)	(43)
Decrease in other assets	293	369
Decrease in accounts payable	(759)	(441)
Increase (decrease) in accrued compensation	(3,376)	2,587
Increase in income taxes payable	1,093	540
Increase (decrease) in advance billings on contracts	(778)	508
Decrease in other current liabilities	(10)	(238)
Increase in other long-term liabilities	21	9

Net cash used in operating activities	(378)	(329)

Cash flows from investing activities:
Additions to property and equipment	(842)	(974)
Deferred compensation plan investments	(223)	(245)
Proceeds from sales of property and equipment	7	6

Net cash used in investing activities	(1,058)	(1,213)

Cash flows from financing activities:
Proceeds from long-term revolving debt, net	—	2,645
Change in cash overdraft, net	(982)	361
Proceeds from Employee Stock Purchase Plan	29	27
Purchase of stock for treasury	(557)	(1,473)
Excess tax benefits from equity-based compensation	—	3
Proceeds from other stock plans	—	24

Net cash provided by (used in) financing activities	(1,510)	1,587

Effect of exchange rate changes on cash and cash equivalents	(136)	408

Net increase (decrease) in cash and cash equivalents	(3,082)	453
Cash and cash equivalents at beginning of year	10,973	4,290

Cash and cash equivalents at end of quarter	$7,891	$4,743

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

The Company’s fiscal year-end date is December 31 and it normally follows a 13 week fiscal quarter where the last day of each of the first three quarters is a Friday. The 2009 first quarter began January 1, 2009 and ended on April 3, 2009. The 2008 first quarter began on January 1, 2008 and ended on March 28, 2008. There were 66 billable days in the 2009 first quarter, 63 billable days in the 2008 first quarter and 66 billable days in the 2008 fourth quarter.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates primarily relate to the valuation of goodwill, valuation allowances for deferred tax assets, actuarial assumptions including discount rates and expected rates of return on assets, as applicable, for the Company’s defined benefit and postretirement benefit plans, the allowance for doubtful accounts receivable, assumptions underlying stock option valuation, investment valuation, legal matters, other contingencies, and progress toward completion and direct profit or loss on contracts. Management believes that the information and disclosures provided herein are adequate to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC.

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

IT solutions and IT staffing revenue as a percentage of total revenue for the quarters ended April 3, 2009 and March 28, 2008 is as follows:

	For the Quarter Ended
	April 3, 2009	March 28, 2008
IT solutions	32%	34%
IT staffing	68%	66%

Total	100%	100%

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

The Company’s revenue by vertical market for the quarters ended April 3, 2009 and March 28, 2008 is as follows:

	For the Quarter Ended
	April 3, 2009	March 28, 2008
Technology service providers	30%	35%
Healthcare	27%	28%
Financial services	8%	9%
General markets	35%	28%

Total	100%	100%

Fair Value

In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 157, “Fair Value Measurements.” In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of FAS 157 for non-financial assets and liabilities (such as goodwill), except those that are recognized or disclosed in the Company’s financial statements at fair value at least annually. Accordingly, the Company adopted the provisions of FAS 157 only for its financial assets and liabilities effective January 1, 2008, and adopted the provisions of FAS 157 for its non-financial assets and liabilities as of January 1, 2009. FAS 157 defines fair value as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants. FAS 157 describes a fair value hierarchy based upon three levels of input, which are:

Level 1 – quoted prices in active markets for identical assets or liabilities (observable)

Level 2 – inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3 – unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The adoption of the provisions of FAS 157 (at both January 1, 2008 and 2009) did not have a significant impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2008, the Company adopted FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This FAS allows an entity to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the quarter ended April 3, 2009.

Capitalized Software Costs

The Company accounts for capitalized software costs under either Statement of Position (SOP) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” or FAS 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” according to the intended use of the software. As of April 3, 2009, the Company capitalized a total of approximately $2.0 million for four projects accounted for under SOP 98-1, and approximately $0.1 million for one project accounted for under FAS 86. During 2008, the Company began to amortize the project accounted for under FAS 86, and the total amortization under that project was less than $0.1 million as of April 3, 2009. These costs are included in Property and Equipment on the condensed consolidated balance sheet.

3.	Investments

The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At April 3, 2009, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.8 million and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see “Fair Value” in Note 2). These investments totaled $0.6 million at December 31, 2008, and were also classified as trading securities. Unrealized gains and losses on these securities are recorded in earnings and were nominal in the first quarter of 2009 and 2008.

4.	Net Income Per Share

Basic and diluted earnings per share for the quarters ended April 3, 2009 and March 28, 2008 are as follows:

	For the Quarter Ended
	April 3, 2009	March 28, 2008
	(amounts in thousands, except per share data)
Weighted-average number of shares outstanding during period	14,943	15,535
Common Stock equivalents – incremental shares primarily under stock option plans	103	398

Number of shares on which diluted earnings per share is based	15,046	15,933

Net income	$1,302	$1,404

Net income per share:
Basic	$0.09	$0.09

Diluted	$0.09	$0.09

Certain options representing 3.0 million and 2.1 million shares of common stock were outstanding at April 3, 2009 and March 28, 2008, respectively, but were not included in the computation of diluted earnings per share as they were anti-dilutive.

5.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at April 3, 2009 and December 31, 2008 are as follows:

	April 3, 2009	December 31, 2008
	(amounts in thousands)
Foreign currency adjustment	$(4,388)	$(3,701)
Pension loss adjustment, net of tax of $386 in 2009 and $369 in 2008	(286)	(229)

Accumulated other comprehensive loss	$(4,674)	$(3,930)

Total comprehensive income for the quarters ended April 3, 2009 and March 28, 2008 are as follows:

	For the Quarter Ended
	April 3, 2009	March 28, 2008
	(amounts in thousands)
Net income	$1,302	$1,404
Foreign currency	(687)	1,064
Pension loss	(57)	6

Comprehensive income	$558	$2,474

6.	Income Taxes

The Company’s effective tax rate (ETR) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal ETR is 38 to 42% of pre-tax income. The 2009 first quarter ETR was 42.3%, and was primarily affected by the recording of a valuation allowance of approximately $0.2 million against current year losses incurred by one of the Company’s foreign operations. The 2008 first quarter ETR was 39.8%.

7.	Deferred Compensation and Other Benefits

The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (ESBP) that provides certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The ESBP was amended as of November 30, 1994 to freeze benefits for participants at that time.

Net periodic pension cost for the quarters ended April 3, 2009 and March 28, 2008 for the ESBP are as follows:

	For the Quarter Ended
	April 3, 2009	March 28, 2008
	(amounts in thousands)
Net Periodic Pension Cost – ESBP
Interest cost	$129	$127
Amortization of unrecognized net loss	22	17

Net periodic pension cost	$151	$144

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan other than for current year benefit payments as required in 2009 and future years.

The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (NDBP) when the Company disposed of its subsidiary CTG Nederland B.V. Benefits paid are a function of a percentage of career average pay. The plan was curtailed for additional contributions in January 2003.

Net periodic pension benefit for the quarters ended April 3, 2009 and March 28, 2008 for the NDBP are as follows:

	For the Quarter Ended
	April 3, 2009	March 28, 2008
	(amounts in thousands)
Net Periodic Pension Cost (Benefit) – NDBP
Interest cost	$72	$77
Expected return on plan assets	(73)	(100)
Amortization of actuarial (gain) loss	(2)	(12)

Net periodic pension benefit	$(3)	$(35)

The Company does not anticipate making contributions to the NDBP in 2009 or future years as the NDBP is currently over-funded.

The Company also maintains its Key Employee Non-Qualified Deferred Compensation Plan, a defined-contribution plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made contributions in 2009 first quarter totaling approximately $0.3 million to this plan for amounts earned in 2008. The investments in the plan are included in the total assets of the Company, and are discussed in Note 3, “Investments.” During the first quarter of 2009, participants in the plan exchanged a portion of their investments for stock units which represent shares of the Company’s common stock. In exchange for the funds received, the Company issued stock out of treasury stock equivalent to the number of share units received by the participant. These shares of common stock are not entitled to any voting rights and the holders will not receive dividends, if any are paid. The shares are being held by the Company, and will be released to the participant as prescribed by their payment election under the plan.

8.	Treasury Stock

During the 2009 first quarter, the Company used approximately $0.6 million to purchase approximately 173,000 shares of its stock for treasury pursuant to the Company’s share repurchase program. The Company’s board of directors also authorized one million additional shares for repurchase under the Company’s existing share repurchase plan. At April 3, 2009, approximately 1.1 million shares remain authorized for future purchases.

9.	Significant Customer

In the 2009 first quarter, International Business Machines (IBM) was the Company’s largest customer, accounting for $19.1 million or 25.6% of consolidated revenue, compared with $27.3 million or 31.4% of 2008 first quarter revenue. No other customer accounted for more than 10% of the Company’s revenue in the first quarters of 2009 or 2008. The Company’s accounts receivable from IBM at April 3, 2009 and March 28, 2008 totaled $10.3 million and $11.5 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended April 3, 2009

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements by management and the Company that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry and economic conditions, including fluctuations in demand for IT services and the continuation of the deterioration in market conditions, (ii) the availability to us of qualified professional staff, (iii) domestic and foreign industry competition for customers and talent, (iv) rate and wage inflation or deflation, (v) risks associated with operating in foreign jurisdictions, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the IT solutions and staffing industry, taxes and the Company’s operations in particular, (vii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (viii) consolidation among the Company’s competitors or customers, (ix) the partial or complete loss of the revenue the Company generates from IBM, and (x) the risks described in Item 1A of the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) and from time to time in the Company’s other reports filed with the SEC.

Industry Trends

The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve. The pace of technological change and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been, and management believes, it will continue to be strong. The Company has responded to these challenging business conditions by focusing on two main services, which are providing IT solutions and IT staffing to its clients. IT solutions and IT staffing revenue as a percentage of total revenue for the quarters ended April 3, 2009 and March 28, 2008 is as follows:

	For the Quarter Ended
	April 3, 2009	March 28, 2008
IT solutions	32%	34%
IT staffing	68%	66%

Total	100%	100%

During October 2008, the Company was informed by a significant customer of a reduction in their need for approximately 250 of CTG’s staff, or approximately $21 million of annual revenue. Over the next several months the significant customer reduced its need for the company’s personnel to an aggregate of 425 billable staff or approximately $36 million in annualized revenue. The reduction was not a result of CTG’s performance, but rather a change in our client’s business needs. These reductions, which were slightly offset by three additional billing days in the 2009 first quarter compared with the 2008 first quarter, coupled with a general weakness in demand for our IT staffing services from our other customers resulted in our IT staffing business realizing approximately $6.8 million less revenue in the 2009 first quarter as compared with the 2008 first quarter.

The Company also saw a decrease in the demand for its IT solutions business during the 2009 first quarter, which decreased by $5.3 million year-over-year.

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

The Company’s revenue by vertical markets for the quarters ended April 3, 2009 and March 28, 2008 is as follows:

	For the Quarter Ended
	April 3, 2009	March 28, 2008
Technology service providers	30%	35%
Healthcare	27%	28%
Financial services	8%	9%
General markets	35%	28%

Total	100%	100%

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. Competition varies significantly by geographic region, as well as by the type of service provided. Many of the Company’s competitors are larger and have greater financial, technical, sales and marketing resources. In addition, the Company frequently competes with a client’s own internal IT staff. Our industry is affected by the growing use of lower-cost offshore delivery capabilities. There can be no assurance that the Company will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage of completion methods for the quarters ended April 3, 2009 and March 28, 2008 is as follows:

	For the Quarter Ended
	April 3, 2009	March 28, 2008
Time-and-material	91%	89%
Progress payment	7%	8%
Percentage of completion	2%	3%

Total	100%	100%

Results of Operations

The table below sets forth data as contained on the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenues.

For the Quarter ended:

	April 3, 2009		March 28, 2008
	(amounts in thousands)
Revenue	100.0%	$74,556	100.0%	$86,683
Direct costs	77.6%	57,836	78.4%	67,941
Selling, general, and administrative expenses	19.2%	14,313	18.9%	16,360

Operating income	3.2%	2,407	2.7%	2,382
Interest and other expense, net	(0.2)%	(151)	(0.0)%	(48)

Income before income taxes	3.0%	2,256	2.7%	2,334
Provision for income taxes	1.3%	954	1.1%	930

Net income	1.7%	$1,302	1.6%	$1,404

In the 2009 first quarter, the Company recorded revenue of $74.6 million, a decrease of 14.0% compared with revenue of $86.7 million recorded in the 2008 first quarter. Revenue from the Company’s North American operations totaled $56.9 million in the 2009 first quarter, a decrease of 16.0% when compared with revenue in the 2008 first quarter of $67.7 million. Revenue from the Company’s European operations in the 2009 first quarter totaled $17.7 million, a decrease of 6.9% when compared with revenue in the 2008 first quarter of $19.0 million. The European revenue represented 23.7% and 21.9% of 2009 and 2008 first quarter consolidated revenue, respectively. The Company’s revenue includes reimbursable expenses billed to customers. These expenses totaled $1.6 million and $2.2 million in the 2009 and 2008 first quarters, respectively.

The significant revenue decrease in the 2009 first quarter as compared with the 2008 first quarter is due to the weakness in IT staffing demand associated with the current global recession which was offset slightly by three additional billing days. Overall, IT staffing revenue decreased 11.9% in the 2009 first quarter as compared with the corresponding 2008 period. The Company’s IT solutions revenue decreased 18.1% in the 2009 first quarter as compared with the corresponding 2008 period, also driven by a general weakness in demand due to the global recession.

The decrease in revenue in the Company’s European operations was primarily due to weakness in their IT staffing business. Additionally, revenue and operating income fell due to the weakness of the currencies of Belgium, the United Kingdom, Luxembourg, and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. Had there been no change in these exchange rates from the 2008 first quarter to the 2009 first quarter, total European revenue would have been approximately $2.8 million higher, or $20.5 million as compared with the $17.7 million reported.

In the 2009 first quarter, IBM was the Company’s largest customer, accounting for $19.1 million or 25.6% of consolidated revenue as compared with $27.3 million or 31.4% of revenue in the comparable 2008 period. The Company’s current National Technical Services (NTS Agreement) contract with IBM runs until July 1, 2011. As part of the NTS agreement, the Company also provides its services as a predominant supplier to IBM’s Integrated Technology Services and Systems and Technology Group business units. We expect to continue to derive a significant portion of our revenue from IBM throughout the remainder of 2009 and in future years. However, a significant decline or the loss of the revenue from IBM would have a significant negative effect on our operating results. The Company’s accounts receivable from IBM at April 3, 2009 and March 28, 2008 totaled $10.3 million and $11.5 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in either 2008 or 2009.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 77.6% of revenue in the 2009 first quarter as compared with 78.4% of revenue in the 2008 first quarter. The decrease in direct costs as a percentage of revenue in the 2009 first quarter compared with the corresponding 2008 period is attributed to an increase in revenue from offerings introduced in the last year which have lower direct costs.

Selling, general and administrative (SG&A) expenses were 19.2% of revenue in the 2009 first quarter as compared with 18.9% of revenue in the 2008 first quarter. The year-over-year increase in SG&A expense as a percentage of revenue primarily results from the significant decrease in revenue year-over-year. While revenue has decreased year-over-year, the Company has significantly reduced its SG&A costs in order to improve margins in 2009 as compared with 2008.

Operating income was 3.2% of revenue in the 2009 first quarter as compared with 2.7% of revenue in the 2008 first quarter. The increase in 2009 year-over-year operating income as a percentage of revenue is due to a shift in mix of the company’s revenue to a higher level of recently introduced solutions business which generally yields higher margins, and the disciplined cost control previously mentioned. Operating income from North American operations was $2.4 million in the 2009 first quarter as compared with $2.1 million in the 2008 first quarter. European operations did not record any operating income in the 2009 first quarter, compared with $0.3 million in the 2008 first quarter.

Interest and other expense, net was 0.2% as a percentage of revenue in the 2009 first quarter and 0.0% in the comparable 2008 period. During 2009, the Company incurred approximately $0.1 million in costs to settle intercompany balances while none of these costs were incurred in the 2008 first quarter.

The Company’s effective tax rate (ETR) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal ETR is 38 to 42% of pre-tax income. The 2009 first quarter ETR was 42.3%, and was primarily affected by the recording of a valuation allowance of approximately $0.2 million against current year losses incurred by one of CTG’s foreign operations. The 2008 first quarter ETR was 39.8%.

Net income for the 2009 first quarter was 1.7% of revenue or $0.09 per diluted share, compared with net income of 1.6% of revenue or $0.09 per diluted share in the 2008 first quarter. Diluted earnings per share were calculated using 15.0 million weighted-average equivalent shares outstanding for the quarter ended April 3, 2009, and 15.9 million weighted-average equivalent shares outstanding for the quarter ended March 28, 2008. The number of equivalent shares outstanding decreased year-over-year as the Company purchased a total of approximately 1.0 million shares for treasury during the last three quarters of 2008 and the 2009 first quarter.

Accounting Standards Pronouncements

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company’s significant accounting policies, along with the underlying assumptions and judgments made by the Company’s management in their application, have a significant impact on the Company’s condensed consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s most critical accounting policies are those related to income taxes, specifically relating to deferred taxes and valuation allowances, and goodwill valuation.

Income Taxes – Deferred Taxes and Valuation Allowances – At April 3, 2009, the Company had a total of $6.1 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At April 3, 2009, the Company has deferred tax assets recorded resulting from net operating losses totaling approximately $2.6 million. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether some of these deferred tax assets will be realized at any point in the future. At April 3, 2009, the Company has offset a portion of these deferred tax assets with a valuation allowance totaling $2.3 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.3 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% increase or decrease in the ETR in the 2009 first quarter would have increased or decreased, respectively, net income in the quarter by approximately $23,000.

Goodwill valuation – As of the fiscal month-end October 2008, with the assistance of an independent appraisal company, the Company completed its annual valuation of the business to which the Company’s goodwill relates. The valuation indicated that the estimated fair value of the business exceeded the carrying value of the business. Additionally, given the declining market conditions during 2008, the Company reviewed its goodwill balance at December 31, 2008 to determine if a triggering event may have occurred which would be an indication of a potential impairment. The Company’s review included analyzing the enterprise value of the consolidated company and reconciling it to the carrying value of the Company’s business units, including the business unit to which the goodwill relates. The Company also updated the future forecasts and the estimate of the future discounted cash flow analysis for this business unit. In both of these instances, the estimated fair value of the business continued to exceed the carrying value of the business at December 31, 2008. Accordingly, the Company determined that there was no triggering event, and therefore no indication of impairment existed at December 31, 2008. During the 2009 first quarter, given a further deterioration in market conditions, the Company again analyzed the enterprise value of the consolidated company and reconciled it to the carrying value of the Company’s business units, including the business unit to which the goodwill relates. The estimated fair value of the business continued to exceed the carrying value of the business at April 3, 2009. Accordingly, the Company determined that there was no triggering event, and therefore no indication of impairment existed at April 3, 2009.

Other Estimates – The Company has also made a number of estimates and assumptions relating to the reporting of other assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements pursuant to the rules and regulations of the SEC. Such estimates primarily relate to the valuation of goodwill, actuarial assumptions including discount rates and expected rates of return on assets, as applicable, for the Company’s defined benefit and postretirement benefit plans, an allowance for doubtful accounts receivable, assumptions underlying stock option valuation, investment valuation, legal matters, other contingencies, and progress toward completion and direct profit or loss on contracts. As future events and their effects can not be determined with precision, actual results could differ from these estimates. Changes in the economic climates in which the Company operates may affect these estimates and will be reflected in the Company’s financial statements in the event they occur.

Financial Condition and Liquidity

Cash used in operating activities was $0.4 million in the first quarter of 2009. Net income totaled $1.3 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation expense, and deferred taxes totaled to a net of $0.3 million. Accounts receivable balances decreased $1.6 million as compared with December 31, 2008. This decline resulted from a decrease in revenue in the 2009 first quarter of approximately 14% as compared with the corresponding period in 2008, but was offset by an increase in day’s sales outstanding to 58 days at April 3, 2009 as compared with 57 days at December 31, 2008. Accrued compensation decreased $3.4 million in 2009 due to the timing of the U.S. bi-weekly payroll. Income taxes payable increased $1.1 million primarily due to the timing of estimated tax payments.

Investing activities used $1.1 million in the first quarter of 2009, which primarily represented the additions to property and equipment of $0.8 million and net purchases of investments for the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan of $0.2 million. The Company has no significant commitments for the purchase of property or equipment at April 3, 2009.

Financing activities used $1.5 million of cash in the first quarter of 2009. At April 3, 2009, the Company did not have any amounts outstanding under its revolving credit line, the term of which extends to April 2011. The Company is required to meet certain financial covenants in order to maintain borrowings under the agreement, pay dividends, and make acquisitions. The Company was in compliance with these covenants at April 3, 2009. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. During the 2009 first quarter, the average outstanding daily balance under the Company’s revolving line of credit was less than $0.2 million.

During the first quarter of 2009, the Company used approximately $0.6 million to purchase approximately 0.2 million shares of its stock for treasury. Also during the first quarter of 2009, the Company’s board of directors authorized an addition of 1 million shares to the existing shares remaining in the Company’s repurchase program. At April 3, 2009, a total of approximately 1.1 million shares are authorized for future purchases.

The Company believes existing internally available funds, cash potentially generated from operations, and available borrowings under the Company’s revolving line of credit totaling approximately $34.5 million at April 3, 2009, will be sufficient to meet foreseeable working capital, capital expenditure, and stock repurchase requirements, and to allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2009 or 2008 first quarter.

Contractual Obligations

The Company did not enter into any significant contractual obligations during the 2009 first quarter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings under its revolving line of credit and foreign currency exchange risk associated with the Company’s European operations.

At April 3, 2009, the Company did not have any amounts outstanding under its revolving credit agreement. Daily average borrowings for the 2009 first quarter were $0.2 million. Accordingly, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $2,000.

During the first quarter of 2009, revenue was affected by the year-over-year foreign currency exchange rate changes of Belgium, the United Kingdom, Luxembourg and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom, the functional currency is the British pound. During the first quarter of 2009, as compared with the prior year, the average value of the Euro and the British pound as compared to the U.S. dollar decreased by 12.4% and 27.3%, respectively. Had there been no change in these exchange rates from the 2008 first quarter to the 2009 first quarter, total European revenue would have been approximately $2.8 million higher, or $20.5 million as compared to the $17.7 million reported. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

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

Changes in Internal Control over Financial Reporting

The Company reviews, revises and improves the Company’s internal controls on a continuous basis. There have been no changes in the Company’s internal control over financial reporting in connection with the Company’s 2009 first quarter evaluation that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs*
Jan. 1 – Jan. 31	58,426	$3.34	58,426	230,304
Feb. 1 – Feb. 28	54,713	$3.10	54,713	1,175,591
Mar. 1 – Apr. 3	59,661	$3.22	59,661	1,115,930

Total	172,800	$3.22	172,800	1,115,930

*	The Company’s share repurchase program does not have an expiration date, nor was it terminated during the first quarter of 2009. The Company’s board of directors authorized an additional one million shares for repurchase during February 2009.
**	Includes a $0.03 cent per share broker commission

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Page
31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	22

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23

* * * * * * *

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By:	/s/ Brendan M. Harrington
Brendan M. Harrington
Title:	Chief Financial Officer

Date: May 1, 2009