Form 10-Q
period 2009-07-03
COMPUTER TASK GROUP INC
filed 2009-08-07
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 3, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of each class	Shares outstanding at July 31, 2009
Common stock, par value	18,107,009
$.01 per share

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
	(amounts in thousands, except per share data)

Revenue	$66,580	$94,071	$141,136	$180,754
Direct costs	51,628	72,425	109,464	140,366
Selling, general and administrative expenses	12,528	17,658	26,841	34,018

Operating income	2,424	3,988	4,831	6,370
Interest and other income	19	46	72	116
Interest and other expense	(48)	(115)	(252)	(233)

Income before income taxes	2,395	3,919	4,651	6,253
Provision for income taxes	1,000	1,869	1,954	2,799

Net income	$1,395	$2,050	$2,697	$3,454

Net income per share:
Basic	$0.09	$0.13	$0.18	$0.22

Diluted	$0.09	$0.13	$0.18	$0.22

Weighted average shares outstanding:
Basic	14,874	15,387	14,908	15,460
Diluted	15,373	15,914	15,210	15,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(Unaudited)

	July 3, 2009	Dec. 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$14,694	$10,973
Accounts receivable, net of allowances of $992 and $1,005 in 2009 and 2008, respectively	42,612	49,152
Prepaid and other current assets	2,492	2,272
Deferred income taxes	1,455	1,538

Total current assets	61,253	63,935

Property and equipment, net of accumulated depreciation of $20,477 and $21,874 in 2009 and 2008, respectively	7,430	6,767
Goodwill	35,678	35,678
Deferred income taxes	5,066	4,667
Other assets	3,806	4,231
Investments	709	562

Total assets	$113,942	$115,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,499	$8,247
Accrued compensation	22,742	24,574
Advance billings on contracts	555	1,431
Other current liabilities	3,925	4,802
Income taxes payable	670	107

Total current liabilities	35,391	39,161

Deferred compensation benefits	8,049	8,312
Other long-term liabilities	763	733

Total liabilities	44,203	48,206

Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	111,937	112,111
Retained earnings	59,933	57,236
Less: Treasury stock of 8,833,507 and 8,635,687 shares at cost, respectively	(43,726)	(42,970)
Stock Trusts of 3,363,335 shares at cost in both periods	(55,083)	(55,083)
Accumulated other comprehensive loss	(3,592)	(3,930)

Total shareholders’ equity	69,739	67,634

Total liabilities and shareholders’ equity	$113,942	$115,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Two Quarters Ended
	July 3, 2009	June 27, 2008
	(amounts in thousands)
Cash flows from operating activities:
Net income	$2,697	$3,454
Adjustments:
Depreciation and amortization expense	853	1,013
Equity-based compensation expense	507	516
Deferred income taxes	(430)	113
Loss (gain) on sales of property and equipment	6	(9)
Deferred compensation	(60)	(74)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	6,369	(7,726)
(Increase) in prepaid and other current assets	(211)	(437)
Decrease in other assets	422	339
Increase (decrease) in accounts payable	(787)	343
Increase (decrease) in accrued compensation	(1,837)	1,683
Increase in income taxes payable	570	817
Decrease in advance billings on contracts	(848)	(75)
Decrease in other current liabilities	(821)	(296)
Increase in other long-term liabilities	30	46

Net cash provided by (used in) operating activities	6,460	(293)

Cash flows from investing activities:
Additions to property and equipment	(1,534)	(1,766)
Deferred compensation plan investments	(167)	(133)
Proceeds from sales of property and equipment	10	—

Net cash used in investing activities	(1,691)	(1,899)

Cash flows from financing activities:
Proceeds from long-term revolving debt, net	—	3,790
Change in cash overdraft, net	—	245
Proceeds from Employee Stock Purchase Plan	53	62
Purchase of stock for treasury	(1,684)	(2,352)
Excess tax benefits from equity-based compensation	22	12
Proceeds from other stock plans	29	71

Net cash provided by (used in) financing activities	(1,580)	1,828

Effect of exchange rate changes on cash and cash equivalents	532	359

Net increase (decrease) in cash and cash equivalents	3,721	(5)
Cash and cash equivalents at beginning of year	10,973	4,290

Cash and cash equivalents at end of quarter	$14,694	$4,285

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

The Company’s fiscal year-end date is December 31 and it normally follows a 13 week fiscal quarter where the last day of each of the first three quarters is a Friday. The 2009 second quarter began April 4, 2009 and ended July 3, 2009. The 2008 second quarter began March 29, 2008 and ended June 27, 2008. There were 63 billable days in the 2009 second quarter and 64 billable days in the 2008 second quarter, and 129 total billable days in the first two quarters of 2009 and 127 total billable days in the first two quarters of 2008.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, the valuation of goodwill, valuation allowances for deferred tax assets, actuarial assumptions including discount rates and expected rates of return on assets, as applicable, for the Company’s defined benefit and postretirement benefit plans, the allowance for doubtful accounts receivable, assumptions underlying stock option valuation, investment valuation, legal matters, other contingencies, and progress toward completion and direct profit or loss on contracts. Management believes that the information and disclosures provided herein are adequate to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC.

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

IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and two quarters ended July 3, 2009 and June 27, 2008 is as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
IT solutions	35%	34%	33%	34%
IT staffing	65%	66%	67%	66%

Total	100%	100%	100%	100%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and two quarters ended July 3, 2009 and June 27, 2008 is as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Technology service providers	31%	34%	31%	34%
Healthcare	25%	26%	26%	26%
Financial services	7%	9%	8%	9%
General markets	37%	31%	35%	31%

Total	100%	100%	100%	100%

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

Level 1 – quoted prices in active markets for identical assets or liabilities (observable)

Level 2 – inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3 – unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The adoption of the provisions of FAS 157 (at both January 1, 2008 and 2009) had no impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2008, the Company adopted FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This FAS allows an entity to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the quarter and year-to-date period ended July 3, 2009.

At July 3, 2009 and December 31, 2008, the carrying amounts of the Company’s cash and cash equivalents ($14.7 million and $11.0 million, respectively) approximated fair value.

Capitalized Software Costs

The Company accounts for capitalized software costs under either Statement of Position (SOP) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” or FAS 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” according to the intended use of the software. As of July 3, 2009, the Company capitalized a total of approximately $2.6 million for five projects accounted for under SOP 98-1. During 2008, the Company began to amortize one project accounted for under SOP 98-1, and the total amortization for that project was less than $0.1 million as of July 3, 2009. These costs are included in Property and equipment on the condensed consolidated balance sheet.

3.	Investments

The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At July 3, 2009, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.7 million and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see “Fair Value” in Note 2). These investments totaled $0.6 million at December 31, 2008, and were also classified as trading securities. Unrealized gains and losses on these securities are recorded in earnings and were nominal in second quarter and year-to-date periods in 2009 and 2008.

4.	Net Income Per Share

Basic and diluted earnings per share for the quarter and two quarters ended July 3, 2009 and June 27, 2008 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
	(amounts in thousands, except per share data)
Weighted-average number of shares outstanding during period	14,874	15,387	14,908	15,460
Common Stock equivalents – incremental shares primarily under stock option plans	499	527	302	463

Number of shares on which diluted earnings per share is based	15,373	15,914	15,210	15,923

Net income	$1,395	$2,050	$2,697	$3,454

Net income per share:
Basic	$0.09	$0.13	$0.18	$0.22

Diluted	$0.09	$0.13	$0.18	$0.22

Certain options representing 1.8 million and 1.9 million shares of common stock were outstanding at July 3, 2009 and June 27, 2008, respectively, but were not included in the computation of diluted earnings per share as they were anti-dilutive.

5.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at July 3, 2009 and December 31, 2008 are as follows:

	July 3, 2009	December 31, 2008
	(amounts in thousands)
Foreign currency adjustment	$(3,367)	$(3,701)
Pension loss adjustment, net of tax of $361 in 2009 and $369 in 2008	(225)	(229)

Accumulated other comprehensive loss	$(3,592)	$(3,930)

Total comprehensive income for the quarter and two quarters ended July 3, 2009 and June 27, 2008 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
	(amounts in thousands)
Net income	$1,395	$2,050	$2,697	$3,454
Foreign currency	1,021	(147)	334	917
Pension loss	61	15	4	21

Comprehensive income	$2,477	$1,918	$3,035	$4,392

6.	Income Taxes

The Company’s effective tax rate (ETR) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal ETR is 38 to 42% of pre-tax income. The 2009 second quarter ETR was 41.8%, while the 2009 year-to-date ETR was 42%. The 2008 second quarter ETR was 47.7%, while the 2008 year-to-date ETR was 44.8%. The 2008 second quarter and year-to-date ETR was above the normal range primarily due to an addition to the valuation allowance for net operating losses in foreign countries of approximately $0.3 million in the 2008 second quarter.

7.	Deferred Compensation and Other Benefits

The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (ESBP) that provides certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The ESBP was amended as of November 30, 1994 to freeze benefits for participants at that time.

Net periodic pension cost for the quarter and two quarters ended July 3, 2009 and June 27, 2008 for the ESBP are as follows:

	For the Quarter Ended		For the Two Quarters Ended
Net Periodic Pension Cost – ESBP	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
	(amounts in thousands)
Interest cost	$129	$127	$258	$254
Amortization of unrecognized net loss	22	17	44	34

Net periodic pension cost	$151	$144	$302	$288

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan other than for benefit payments as required in 2009 and future years.

The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (NDBP) when the Company disposed of its subsidiary CTG Nederland B.V. Benefits paid are a function of a percentage of career average pay. The plan was curtailed for additional contributions in January 2003.

Net periodic pension benefit for the quarter and two quarters ended July 3, 2009 and June 27, 2008 for the NDBP are as follows:

	For the Quarter Ended		For the Two Quarters Ended
Net Periodic Pension Cost (Benefit) – NDBP	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
	(amounts in thousands)
Interest cost	$74	$78	$146	$155
Expected return on plan assets	(75)	(102)	(148)	(202)
Amortization of actuarial (gain) loss	(2)	(12)	(4)	(24)

Net periodic pension benefit	$(3)	$(36)	$(6)	$(71)

The Company does not anticipate making contributions to the NDBP in 2009 or future years as the NDBP is currently over-funded.

The Company also maintains its Key Employee Non-Qualified Deferred Compensation Plan, a defined-contribution plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made contributions in the 2009 first quarter totaling approximately $0.3 million to this plan for amounts earned in 2008. The investments in the plan are included in the total assets of the Company, and are discussed in Note 3, “Investments.” During the first two quarters of 2009, certain participants in the plan exchanged a portion of their investments for stock units which represent shares of the Company’s common stock. In exchange for the funds received, the Company issued stock out of treasury stock equivalent to the number of share units received by the participant. These shares of common stock are not entitled to any voting rights and the holders will not receive dividends if any are paid. The shares are being held by the Company, and will be released to the participant as prescribed by their payment election under the plan.

8.	Equity-Based Compensation

During the 2009 second quarter, the Company granted options representing 370,500 shares. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. For the 2009 second quarter, the per-option weighted-average fair value of options granted was $2.03. The fair value of the options granted in the 2009 second quarter was estimated using the following weighted-average assumptions:

Quarter Ended July 3, 2009
Expected volatility	58.6%
Risk-free interest rate	1.8%
Expected term (years)	3.4
Expected dividend yield	0.0%

The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the option granted to estimate the expected volatility for the grants made in the 2009 second quarter. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of paying dividends, and the expectation of paying dividends in the foreseeable future.

During the 2009 second quarter, the Company also issued restricted stock representing 104,000 shares to certain of its employees and its directors on May 12 and 13, 2009 with a value of $4.90 and $4.78 per share, respectively. For the employees, the stock vests over a period of four years, with 25% of the stock issued vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock is fully vested to the employee. The Company is recognizing compensation expense for these shares over the expected term of the restricted stock, or four years. For the directors, the issued stock vests at retirement. As the directors are eligible for retirement from the Company’s board at any point, the Company recognized the expense associated with these shares on the date of grant. The restricted shares issued are considered outstanding, and are eligible to receive dividends, if any are paid, and can be voted. However, only vested shares of outstanding restricted stock are included in the basic earnings per share calculation. The shares for the employees and the directors were granted from the Equity Award Plan and the 1991 Restricted Stock Plan. The Company issued shares out of treasury stock to fulfill the share requirements from stock option exercises and restricted stock grants during the 2009 second quarter.

9.	Treasury Stock

During the 2009 second quarter, the Company used approximately $1.1 million to purchase approximately 0.2 million shares of its stock for treasury pursuant to the Company’s share repurchase program. For the 2009 year-to-date period, the Company used approximately $1.7 million to purchase approximately 0.4 million shares pursuant to the repurchase program. During the 2009 first quarter, the Company’s board of directors also authorized one million additional shares for repurchase under the Company’s existing share repurchase plan. At July 3, 2009, approximately 0.9 million shares remain authorized for future purchases.

10.	Significant Customer

In the 2009 second quarter, IBM was the Company’s largest customer, accounting for $17.1 million or 25.7% of consolidated revenue as compared with $29.3 million or 31.2% of revenue in the comparable 2008 period. In the 2009 year-to-date period, IBM accounted for $36.2 million or 25.6% of consolidated revenue, compared to $56.6 million or 31.3% of consolidated revenue in the comparable 2008 period. The Company’s accounts receivable from IBM at July 3, 2009 and June 27, 2008 totaled $9.4 million and $12.3 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Two Quarters Ended July 3, 2009

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

Industry Trends

The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that it serves. The pace of technological change and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been, and management believes, will continue to be strong. The Company has responded to these challenging business conditions by focusing on two main services, which are providing IT solutions and IT staffing to its clients. IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and two quarters ended July 3, 2009 and June 27, 2008 is as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
IT solutions	35%	34%	33%	34%
IT staffing	65%	66%	67%	66%

Total	100%	100%	100%	100%

The Company’s revenue and operating results are significantly affected by changes in demand for its services. During 2008, the U.S. economy, where the Company performed greater than 77% of its total business based upon revenue, significantly deteriorated primarily due to subprime mortgage issues, financial market conditions, and other economic concerns. In the second half of 2008, these economic pressures extended to the European markets where the Company operates. These negative pressures on the economy have led to a worldwide contraction of the credit markets, more severe recessionary conditions, and a decline in demand for the Company’s services which has negatively affect the Company’s revenue and operating results in 2009 compared with 2008. Further declines in spending for IT services in the remainder of 2009 or future years may additionally adversely affect our operating results in the future as they have in the past.

Specifically during October 2008, the Company was informed by a significant customer of a reduction in their need for approximately 250 of CTG’s staff, or approximately $21 million of annual revenue. Over the next several months the significant customer reduced its need for the company’s personnel by an aggregate of 425 billable staff or approximately $36 million in annualized revenue. The reduction was not a result of CTG’s performance, but rather a change in our client’s business needs. These reductions coupled with a continued general weakness in demand for our IT staffing services from our other customers resulted in our IT staffing business realizing approximately $18.7 million less revenue in the 2009 second quarter as compared with the 2008 second quarter.

The Company also saw a decrease in the demand for its IT solutions business during the 2009 second quarter, which decreased by $8.8 million year-over-year, primarily due to healthcare providers not having access to capital markets in the current economy which has limited their ability to finance new projects.

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

The Company’s revenue by vertical markets as a percentage of total revenue for the quarter and two quarters ended July 3, 2009 and June 27, 2008 is as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Technology service providers	31%	34%	31%	34%
Healthcare	25%	26%	26%	26%
Financial services	7%	9%	8%	9%
General markets	37%	31%	35%	31%

Total	100%	100%	100%	100%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage of completion methods for the quarter and two quarters ended July 3, 2009 and June 27, 2008 is as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Time-and-material	91%	90%	91%	90%
Progress payment	7%	7%	7%	7%
Percentage of completion	2%	3%	2%	3%

Total	100%	100%	100%	100%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenues.

For the Quarter ended:

	July 3, 2009		June 27, 2008
	(amounts in thousands)
Revenue	100.0%	$66,580	100.0%	$94,071
Direct costs	77.6%	51,628	77.0%	72,425
Selling, general, and administrative expenses	18.8%	12,528	18.8%	17,658

Operating income	3.6%	2,424	4.2%	3,988
Interest and other expense, net	—	(29)	—	(69)

Income before income taxes	3.6%	2,395	4.2%	3,919
Provision for income taxes	1.5%	1,000	2.0%	1,869

Net income	2.1%	$1,395	2.2%	$2,050

In the 2009 second quarter, the Company recorded revenue of $66.6 million, a decrease of 29.2% compared with revenue of $94.1 million recorded in the 2008 second quarter. There were 63 billable days in the 2009 second quarter and 64 billable days in the 2008 second quarter. Revenue from the Company’s North American operations totaled $51.5 million in the 2009 second quarter, a decrease of 29.1% when compared with revenue in the 2008 second quarter of $72.7 million. Revenue from the Company’s European operations in the 2009 second quarter totaled $15.1 million, a decrease of 29.7% when compared with revenue in the 2008 second quarter of $21.4 million. The European revenue represented 22.6% and 22.8% of 2009 and 2008 second quarter consolidated revenue, respectively. The Company’s revenue includes reimbursable expenses billed to customers. These expenses totaled $1.6 million and $2.2 million in the 2009 and 2008 second quarters, respectively.

The significant revenue decrease in the 2009 second quarter as compared with the corresponding 2008 period is due to the general weakness in IT spending associated with the current global recession. IT staffing revenue decreased 30.0% and IT solutions revenue decreased 27.6% in the 2009 second quarter as compared with the corresponding 2008 period. For the IT solutions revenue, the decrease is primarily due to healthcare providers not having access to capital markets in the current economy which has limited their ability to finance new projects.

The decrease in revenue in the Company’s European operations was primarily due to weakness in their IT staffing business. Additionally, revenue decreased due to the weakness of the currencies of Belgium, the United Kingdom, Luxembourg, and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. Had there been no change in these exchange rates from the second quarter of 2008 to the second quarter of 2009, total European revenue would have been approximately $2.3 million higher, or $17.4 million as compared with the $15.1 million reported.

In the 2009 second quarter, IBM was the Company’s largest customer, accounting for $17.1 million or 25.7% of consolidated revenue as compared with $29.3 million or 31.2% of revenue in the comparable 2008 period. The Company’s current National Technical Services (NTS Agreement) contract with IBM runs until July 1, 2011. As part of the NTS agreement, the Company also provides its services as a predominant supplier to IBM’s Integrated Technology Services and Systems and Technology Group business units. We expect to continue to derive a significant portion of our revenue from IBM throughout the remainder of 2009 and in future years. However, the continued significant decline or the loss of the revenue from IBM would have a significant negative effect on our operating results. The Company’s accounts receivable from IBM at July 3, 2009 and June 27, 2008 totaled $9.4 million and $12.3 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in either the second quarter of 2008 or 2009.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 77.6% of revenue in the 2009 second quarter as compared with 77.0% of revenue in the 2008 second quarter. The increase in direct costs as a percentage of revenue in the 2009 second quarter compared with the corresponding 2008 period is attributed to a decrease in utilization in 2009, primarily due to an additional holiday in the 2009 period, and a change in the mix from the Company’s solutions offerings from those with higher direct margins to those with lower direct margins.

Selling, general and administrative (SG&A) expenses were 18.8% of revenue in the both the 2009 and 2008 second quarters. The Company maintained its SG&A expense as a percentage of revenue from the Company’s cost reduction efforts, which are primarily personnel related.

Operating income was 3.6% of revenue in the 2009 second quarter as compared with 4.2% of revenue in the 2008 second quarter. The decrease in 2009 operating income as a percentage of revenue is due to the significant decrease in revenue year-over-year, offset by disciplined cost control. Operating income from North American operations was $1.9 million and $3.4 million in the 2009 and 2008 second quarters, respectively, while European operations recorded operating income of $0.5 million and $0.6 million, respectively, in such periods.

The Company’s effective tax rate (ETR) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal ETR is 38 to 42% of pre-tax income. The 2009 second quarter ETR was 41.8% as compared to 47.7% in the comparable 2008 period. The 2008 second quarter ETR was above the normal range primarily due to an addition to the valuation allowance for net operating losses in foreign countries of approximately $0.3 million in the 2008 second quarter.

Net income for the 2009 second quarter was 2.1% of revenue or $0.09 per diluted share, compared with net income of 2.2% of revenue or $0.13 per diluted share in the 2008 second quarter. Diluted earnings per share were calculated using 15.4 million weighted-average equivalent shares outstanding for the quarter ended July 3, 2009, and 15.9 million weighted-average equivalent shares outstanding for the quarter ended June 27, 2008. The number of equivalent shares outstanding decreased year-over-year as the Company purchased a total of approximately 1.0 million shares for treasury during the last two quarters of 2008 and the 2009 first and second quarters.

The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenues.

For the Two Quarters ended:

	July 3, 2009		June 27, 2008
	(amounts in thousands)
Revenue	100.0%	$141,136	100.0%	$180,754
Direct costs	77.6%	109,464	77.7%	140,366
Selling, general, and administrative expenses	19.0%	26,841	18.8%	34,018

Operating income	3.4%	4,831	3.5%	6,370
Interest and other expense, net	(0.1)%	(180)	—	(117)

Income before income taxes	3.3%	4,651	3.5%	6,253
Provision for income taxes	1.4%	1,954	1.6%	2,799

Net income	1.9%	$2,697	1.9%	$3,454

For the first two quarters of 2009, the Company recorded revenue of $141.1 million, a decrease of 21.9% compared to revenue of $180.8 million recorded in the first two quarters of 2008. There were 129 total billable days in the first two quarters of 2009 and 127 total billable days in the first two quarters of 2008. Revenues from the Company’s North American operations totaled $108.4 million in the first two quarters of 2009, as compared to $140.4 million in the comparable 2008 period. The Company’s European operations accounted for $32.7 million or 23.2% of consolidated revenue in the first two quarters of 2009, as compared to $40.4 million or 22.4% in the comparable 2008 period. Reimbursable expenses billed to customers totaled $3.2 million and $4.4 million in the first two quarters of 2009 and 2008, respectively.

The significant revenue decrease in the first two quarters of 2009 as compared with the corresponding 2008 period is due to the general weakness in IT spending associated with the current global recession. Overall, IT staffing revenue decreased 20.8% and IT solutions revenue decreased 24.0% in the first two quarters of 2009 as compared with the corresponding 2008 period. For the IT solutions revenue, the decrease is primarily due to healthcare providers not having access to capital markets in the current economy which has limited their ability to finance new projects.

The decrease in revenue in the Company’s European operations in the first two quarters of 2009 as compared with the first two quarters of 2008 was primarily due to weakness in their IT staffing business and the strength of the US dollar as compared to the local currencies. Had there been no change in the exchange rates from the first two quarters of 2008 as compared to the first two quarters of 2009, total European revenue would have been approximately $5.1 million higher, or $37.8 million as compared with the $32.7 million reported.

In the first two quarters of 2009, IBM accounted for $36.2 million or 25.6% of consolidated revenue, compared to $56.6 million or 31.3% of consolidated revenue in the first two quarters of 2008. No other customer accounted for more than 10% of the Company’s revenue in either the first two quarters of 2008 or 2009.

Operating income was 3.4% in the first two quarters of 2009 as compared to 3.5% in the comparable 2008 period. The slight decrease in 2009 year-over-year operating income as a percentage of revenue is due to the significant decrease in revenue year-over-year, offset by disciplined cost control. Operating income from North American operations was $4.2 million and $5.5 million in the first two quarters of 2009 and 2008, respectively, while European operations recorded operating income of $0.6 million and $0.9 million, respectively, in such periods.

Interest and other expense, net were nominal as percentage of revenue in both the 2009 and 2008 year-to-date periods. During the 2009 first quarter, the Company incurred approximately $0.1 million in costs to settle intercompany balances while none of these costs were incurred in the first two quarters of 2008.

The 2009 year-to-date ETR was 42%. The 2008 year-to-date ETR was 44.8%. The 2008 year-to-date ETR was above the normal range primarily due to an addition to the valuation allowance for net operating losses in foreign countries of approximately $0.3 million in the 2008 second quarter.

Net income was 1.9% of revenue or $0.18 per diluted share in the first two quarters of 2009 as compared with net income of 1.9% of revenue or $0.22 per diluted share in the comparable 2008 period. Diluted earnings per share were calculated using 15.2 million weighted-average equivalent shares outstanding for the year-to-date period ended July 3, 2009, and 15.9 million weighted-average equivalent shares outstanding for the year-to-date period ended June 27, 2008.

Accounting Standards Pronouncements

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132 (R) - 1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. These disclosures include how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets. The disclosures about plan assets required by this FSP are required for fiscal years ending after December 15, 2009.

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

Income Taxes – Deferred Taxes and Valuation Allowances – At July 3, 2009, the Company had a total of $6.2 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At July 3, 2009, the Company has deferred tax assets recorded resulting from net operating losses totaling approximately $2.7 million. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether some of these deferred tax assets will be realized at any point in the future. At July 3, 2009, the Company has offset a portion of these deferred tax assets with a valuation allowance totaling $2.5 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.2 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% increase or decrease in the ETR in the 2009 second quarter would have increased or decreased, respectively, net income in the quarter by approximately $24,000.

Goodwill valuation – As of the fiscal month-end October 2008, with the assistance of an independent appraisal company, the Company completed its annual valuation of the business to which the Company’s goodwill relates. The valuation indicated that the estimated fair value of the business exceeded the carrying value of the business. Additionally, given the declining market conditions during 2008, the Company reviewed its goodwill balance at December 31, 2008 to determine if a triggering event may have occurred which would be an indication of a potential impairment. The Company’s review included analyzing the enterprise value of the consolidated company and reconciling it to the carrying value of the Company’s business units, including the business unit to which the goodwill relates. The Company also updated the future forecasts and the estimate of the future discounted cash flow analysis for this business unit. In both of these instances, the estimated fair value of the business continued to exceed the carrying value of the business at December 31, 2008. Accordingly, the Company determined that there was no triggering event, and therefore no indication of impairment existed at December 31, 2008. During the 2009 first quarter, given a further deterioration in market conditions, the Company again analyzed the enterprise value of the consolidated company and reconciled it to the carrying value of the Company’s business units, including the business unit to which the goodwill relates. The estimated fair value of the business continued to exceed the carrying value of the business at April 3, 2009. As market conditions began to stabilize during the 2009 second quarter, the Company continues to believe the estimated fair value of the business to which the goodwill relates exceeds the carrying value of the business at July 3, 2009.

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

Financial Condition and Liquidity

Cash provided by operating activities was $6.5 million in the first two quarters of 2009 (“2009 period”) as compared with cash used in operating activities of $0.3 million in the first two quarters of 2008 (“2008 period”). In the 2009 period, net income totaled $2.7 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation expense, and deferred taxes totaled a net of $0.9 million. In the 2008 period, net income was $3.5 million, while the corresponding non-cash adjustments netted to $1.6 million. In the 2009 period, accounts receivable balances decreased $6.4 million as compared with December 31, 2008, but increased $7.7 million in the 2008 period as compared with December 31, 2007. The decline in the accounts receivable balance in 2009 resulted from a decrease in revenue in the 2009 period of approximately 22% as compared with the corresponding 2008 period. Accrued compensation decreased $1.8 million in the 2009 period primarily due to lower headcount in 2009 as compared to 2008. Accrued compensation increased $1.7 million in the 2008 period primarily due to the timing of the U.S. bi-weekly payroll. Income taxes payable increased $0.6 million in the 2009 period and $0.8 million in the 2008 period primarily due to the timing of estimated tax payments.

Investing activities used $1.7 million in the 2009 period as compared to $1.9 million in the 2008 period. The cash used in the 2009 period primarily represented the additions to property and equipment $1.5 million and net contributions to the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan (“the Plan”) of $0.2 million. Additions to property and equipment in the 2008 period totaled approximately $1.8 million, while investments in the Plan totaled $0.1 million. The Company has no significant commitments for the purchase of property or equipment at July 3, 2009.

Financing activities used $1.6 million of cash in the 2009 period, while financing activities provided $1.8 million in the 2008 period. At July 3, 2009, the Company did not have any amounts outstanding under its revolving credit line, the term of which extends to April 2011, while the outstanding balance at June 27, 2008 was $3.8 million. The Company is required to meet certain financial covenants in order to maintain borrowings under the agreement, pay dividends, and make acquisitions. The Company was in compliance with these covenants at July 3, 2009. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. During the 2009 period, the average outstanding daily balance under the Company’s revolving line of credit was less than $0.2 million, while the average outstanding balance under this line of credit was $5.7 million in the 2008 period.

During the 2009 period, the Company used $1.7 million to purchase approximately 0.4 million shares of its stock for treasury. During the 2009 first quarter, the Company’s board of directors authorized an addition of one million shares to the existing shares remaining in the Company’s repurchase program. At July 3, 2009, a total of approximately 0.9 million shares are authorized for future purchases. During the 2008 period, the Company used $2.4 million to purchase approximately 0.5 million shares of its stock for treasury.

The Company believes existing internally available funds, cash potentially generated from operations, and available borrowings under the Company’s revolving line of credit totaling approximately $34.5 million at July 3, 2009 are sufficient to meet foreseeable working capital, capital expenditure, and stock repurchase requirements, and to allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2009 or 2008 second quarters or year-to-date periods.

Contractual Obligations

The Company did not enter into any significant contractual obligations during the year-to-date period ended July 3, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings under its revolving line of credit and foreign currency exchange risk associated with the Company’s European operations.

At July 3, 2009, the Company did not have any amounts outstanding under its revolving credit agreement. Daily average borrowings for the first two quarters of 2009 were less than $0.2 million. Accordingly, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $2,000.

During the first two quarters of 2009, revenue was affected by the year-over-year foreign currency exchange rate changes of Belgium, the United Kingdom, Luxembourg and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom, the functional currency is the British pound. During the first two quarters of 2009, as compared with the prior year, the average value of the Euro and the British pound as compared to the U.S. dollar decreased by 12.6% and 24.3%, respectively. Had there been no change in these exchange rates for the first two quarters of 2009 as compared to the corresponding 2008 period, total European revenue would have been approximately $5.1 million higher, or $37.8 million as compared to the $32.7 million reported. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

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

Changes in Internal Control over Financial Reporting

The Company reviews its internal controls on a continuous basis. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report, and concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on July 3, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs*
April 4 – April 30	17,750	$3.84	17,750	1,098,180
May 1 – May 31	49,267	$4.60	49,267	1,048,913
June 1 – July 3	145,734	$5.64	145,734	903,179

Total	212,751	$5.25	212,751	903,179

*	The Company’s share repurchase program does not have an expiration date, nor was it terminated during the first two quarters of 2009. The Company’s board of directors authorized an additional one million shares for repurchase during February 2009.
**	Excludes broker commissions

During the 2009 second quarter, that Company also received 2,673 shares from employees representing payment for taxes due related to vested restricted stock.

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 13, 2009, at the Company’s Headquarters, 800 Delaware Avenue, Buffalo, New York at 10:00 a.m.

The Company submitted for shareholder approval the election of two Class III directors.

Election of Directors

•

Two Class III directors (John M. Palms and Daniel J. Sullivan) were elected to hold office until both the 2012 annual meeting of shareholders and their successors are elected and qualified. The results of the voting were as follows:

Director	Total Vote For	Total Vote Withheld
John M. Palms (Class III)	11,046,021	5,526,456
Daniel J. Sullivan (Class III)	11,053,051	5,519,426

•

The Class I directors of the Company whose terms of office extend until the 2010 annual meeting of shareholders and until their successors are elected and qualified are Randolph A. Marks and Randall L. Clark.

•

The Class II directors of the Company whose terms of office extends until the 2011 annual meeting of shareholders and until their successors are elected and qualified are James R. Boldt, Thomas E. Baker, and William D. McGuire.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Page
10. (a)	Summary of Management Compensation Changes	23

10. (b)	Summary of Nonemployee Director Compensation	24

31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	25

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	26

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	27

* * * * * * *

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By:	/s/ Brendan M. Harrington
Brendan M. Harrington

Title:	Chief Financial Officer

Date: August 7, 2009