Form 10-Q
period 2009-10-02
COMPUTER TASK GROUP INC
filed 2009-11-04
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number 001-9410

COMPUTER TASK GROUP, INCORPORATED

(Exact name of Registrant as specified in its charter)

New York	16-0912632
(State of incorporation)	(IRS Employer Identification No.)

800 Delaware Avenue, Buffalo, New York	14209
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (716) 882-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of each class	Shares outstanding at October 30, 2009
Common stock, par value $.01 per share	18,142,194

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 2, 2009	Sept. 26, 2008	Oct. 2, 2009	Sept. 26, 2008
	(amounts in thousands, except per share data)

Revenue	$66,771	$89,131	$207,907	$269,885
Direct costs	51,570	69,488	161,034	209,854
Selling, general and administrative expenses	12,713	16,167	39,554	50,185

Operating income	2,488	3,476	7,319	9,846
Interest and other income	5	70	77	203
Interest and other expense	(34)	(125)	(286)	(375)

Income before income taxes	2,459	3,421	7,110	9,674
Provision for income taxes	853	1,340	2,807	4,139

Net income	$1,606	$2,081	$4,303	$5,535

Net income per share:
Basic	$0.11	$0.14	$0.29	$0.36

Diluted	$0.10	$0.13	$0.28	$0.35

Weighted average shares outstanding:
Basic	14,680	15,338	14,833	15,419
Diluted	15,830	16,195	15,417	16,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(Unaudited)

		Oct. 2, 2009	Dec. 31, 2008
ASSETS
Current Assets:
	Cash and cash equivalents	$10,759	$10,973
	Accounts receivable, net of allowances of $905 and $1,005 in 2009 and 2008, respectively	44,321	49,152
	Prepaid and other current assets	2,535	2,272
	Deferred income taxes	1,432	1,538

	Total current assets	59,047	63,935

	Property, equipment and capitalized software, net of accumulated depreciation and amortization of $19,512 and $21,874 in 2009 and 2008, respectively	7,835	6,767
	Goodwill	35,678	35,678
	Deferred income taxes	5,171	4,667
	Other assets	5,928	4,231
	Investments	721	562

	Total assets	$114,380	$115,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
	Current Liabilities:
	Accounts payable	$6,346	$8,247
	Accrued compensation	21,503	24,574
	Advance billings on contracts	1,178	1,431
	Other current liabilities	4,321	4,802
	Income taxes payable	772	107

	Total current liabilities	34,120	39,161

	Deferred compensation benefits	7,988	8,312
	Other long-term liabilities	780	733

	Total liabilities	42,888	48,206

Shareholders’ Equity:
	Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
	Capital in excess of par value	112,146	112,111
	Retained earnings	61,539	57,236
Less:	Treasury stock of 8,862,923 and 8,635,687 shares at cost, respectively	(44,290)	(42,970)
	Stock Trusts of 3,363,335 shares at cost in both periods	(55,083)	(55,083)
	Accumulated other comprehensive loss	(3,090)	(3,930)

	Total shareholders’ equity	71,492	67,634

	Total liabilities and shareholders’ equity	$114,380	$115,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Quarters Ended
	Oct. 2, 2009	Sept. 26, 2008
	(amounts in thousands)
Cash flows from operating activities:
Net income	$4,303	$5,535
Adjustments:
Depreciation and amortization expense	1,269	1,521
Equity-based compensation expense	1,050	730
Deferred income taxes	(521)	121
Loss (gain) on sales of property and equipment	8	(11)
Deferred compensation	(109)	(43)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	5,172	(2,956)
(Increase) decrease in prepaid and other current assets	(234)	192
Increase in other assets	(1,615)	(258)
Increase (decrease) in accounts payable	(2,395)	203
Increase (decrease) in accrued compensation	(3,325)	7,897
Increase (decrease) in income taxes payable	661	(79)
Decrease in advance billings on contracts	(230)	(374)
Decrease in other current liabilities	(472)	(905)
Increase in other long-term liabilities	37	121

Net cash provided by operating activities	3,599	11,694

Cash flows from investing activities:
Additions to property, equipment and capitalized software	(2,338)	(2,561)
Deferred compensation plan investments	(167)	(102)
Proceeds from sales of property and equipment	16	33

Net cash used in investing activities	(2,489)	(2,630)

Cash flows from financing activities:
Change in cash overdraft, net	327	(684)
Proceeds from Employee Stock Purchase Plan	81	85
Purchase of stock for treasury	(3,358)	(3,400)
Excess tax benefits from equity-based compensation	254	97
Proceeds from other stock plans	545	428

Net cash used in financing activities	(2,151)	(3,474)

Effect of exchange rate changes on cash and cash equivalents	827	(327)

Net increase (decrease) in cash and cash equivalents	(214)	5,263
Cash and cash equivalents at beginning of year	10,973	4,290

Cash and cash equivalents at end of quarter	$10,759	$9,553

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

The Company’s fiscal year-end date is December 31 and it normally follows a 13 week fiscal quarter where the last day of each of the first three quarters is a Friday. The 2009 third quarter began July 4, 2009 and ended October 2, 2009. The 2008 third quarter began June 28, 2008 and ended September 26, 2008. There were 64 billable days in the 2009 third quarter and 63 billable days in the 2008 third quarter, and 193 total billable days in the first three quarters of 2009 and 190 total billable days in the first three quarters of 2008.

2.	Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, the valuation of goodwill, valuation allowances for deferred tax assets, actuarial assumptions including discount rates and expected rates of return on assets, as applicable, for the Company’s defined benefit and postretirement benefit plans, the allowance for doubtful accounts receivable, assumptions underlying stock option valuation, investment valuation, legal matters, other contingencies, and progress toward completion and direct profit or loss on contracts. Management believes that the information and disclosures provided herein are adequate to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC.

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

Subsequent events were evaluated through November 4, 2009, the date these condensed consolidated financial statements were issued.

IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and three quarters ended October 2, 2009 and September 26, 2008 is as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 2, 2009	Sept. 26, 2008	Oct. 2, 2009	Sept. 26, 2008
IT solutions	35%	31%	34%	32%
IT staffing	65%	69%	66%	68%

Total	100%	100%	100%	100%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and three quarters ended October 2, 2009 and September 26, 2008 is as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 2, 2009	Sept. 26, 2008	Oct. 2, 2009	Sept. 26, 2008
Technology service providers	31%	36%	31%	35%
Healthcare	24%	26%	26%	27%
Financial services	7%	7%	7%	8%
General markets	38%	31%	36%	30%

Total	100%	100%	100%	100%

Fair Value

Under current accounting standards, fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants. The Company utilizes a fair value hierarchy for its assets and liabilities, as applicable, based upon three levels of input, which are:

Level 1 – quoted prices in active markets for identical assets or liabilities (observable)

Level 2 – inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3 – unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At October 2, 2009 and December 31, 2008, the carrying amounts of the Company’s cash and cash equivalents of $10.8 million and $11.0 million, respectively, approximated fair value.

Under current accounting standards, the Company is also allowed to elect an irrevocable option to measure, on a contact by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to measure on a fair value basis any of its individual contracts during the quarter and year-to-date period ended October 2, 2009.

Capitalized Software Costs

As of October 2, 2009, the Company has capitalized a total of approximately $3.2 million for five projects developed for internal use, and $0.2 million for one project developed to be sold, leased or otherwise marketed. During 2008, the Company began to amortize two of these six projects as they were complete. Amortization for these two projects totaled $0.2 million as of October 2, 2009.

3.	Investments

The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At October 2, 2009, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.7 million and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see “Fair Value” in Note 2). These investments totaled $0.6 million at December 31, 2008, and were also classified as trading securities. Unrealized gains and losses on these securities are recorded in earnings and were nominal in the third quarter and year-to-date periods in both 2009 and 2008.

4.	Net Income Per Share

Basic and diluted earnings per share for the quarter and three quarters ended October 2, 2009 and September 26, 2008 are as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 2, 2009	Sept. 26, 2008	Oct. 2, 2009	Sept. 26, 2008
	(amounts in thousands, except per share data)
Weighted-average number of shares outstanding during period	14,680	15,338	14,833	15,419
Common Stock equivalents – incremental shares primarily under stock option plans	1,150	857	584	594

Number of shares on which diluted earnings per share is based	15,830	16,195	15,417	16,013

Net income	$1,606	$2,081	$4,303	$5,535

Net income per share:
Basic	$0.11	$0.14	$0.29	$0.36

Diluted	$0.10	$0.13	$0.28	$0.35

Certain options representing 0.1 million and 0.8 million shares of common stock were outstanding at October 2, 2009 and September 26, 2008, respectively, but were not included in the computation of diluted earnings per share as they were anti-dilutive.

5.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at October 2, 2009 and December 31, 2008 are as follows:

	October 2, 2009	December 31, 2008
	(amounts in thousands)
Foreign currency adjustment	$(2,911)	$(3,701)
Pension loss adjustment, net of tax of $338 in 2009 and $369 in 2008	(179)	(229)

Accumulated other comprehensive loss	$(3,090)	$(3,930)

Total comprehensive income for the quarter and three quarters ended October 2, 2009 and September 26, 2008 are as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 2, 2009	Sept. 26, 2008	Oct. 2, 2009	Sept. 26, 2008
	(amounts in thousands)
Net income	$1,606	$2,081	$4,303	$5,535
Foreign currency	456	(1,324)	790	(407)
Pension loss	46	6	50	27

Comprehensive income	$2,108	$763	$5,143	$5,155

6.	Income Taxes

The Company’s effective tax rate (ETR) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal ETR is 38 to 42% of pre-tax income. The 2009 third quarter ETR was 34.7%, while the 2009 year-to-date ETR was 39.5%. The 2009 third quarter was below the normal range primarily due to less than $0.1 million of federal and state tax credits approved in the 2009 third quarter. The 2008 third quarter ETR was 39.2%, while the 2008 year-to-date ETR was 42.8%. The 2008 year-to-date ETR was above the normal range primarily due to an addition to the valuation allowance for net operating losses in foreign countries of approximately $0.3 million in the 2008 second and third quarters.

7.	Deferred Compensation and Other Benefits

The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (ESBP) that provides certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The ESBP was amended as of November 30, 1994 to freeze benefits for participants at that time.

Net periodic pension cost for the quarter and three quarters ended October 2, 2009 and September 26, 2008 for the ESBP are as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 2, 2009	Sept. 26, 2008	Oct. 2, 2009	Sept. 26, 2008
	(amounts in thousands)

Interest cost	$129	$127	$387	$381
Amortization of unrecognized net loss	22	17	66	51

Net periodic pension cost	$151	$144	$453	$432

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

Net periodic pension benefit for the quarter and three quarters ended October 2, 2009 and September 26, 2008 for the NDBP are as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 2, 2009	Sept. 26, 2008	Oct. 2, 2009	Sept. 26, 2008
	(amounts in thousands)

Interest cost	$76	$78	$222	$233
Expected return on plan assets	(77)	(102)	(225)	(304)
Amortization of actuarial gain	(2)	(12)	(6)	(36)

Net periodic pension benefit	$(3)	$(36)	$(9)	$(107)

The Company does not anticipate making contributions to the NDBP in 2009 or future years as the NDBP is currently over-funded.

The Company also maintains its Key Employee Non-Qualified Deferred Compensation Plan, a defined-contribution plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made contributions to this plan in the 2009 first quarter totaling approximately $0.3 million for amounts earned in 2008. The investments in the plan are included in the total assets of the Company, and are discussed in Note 3, “Investments.” During the first three quarters of 2009, certain participants in the plan exchanged a portion of their investments for stock units which represent shares of the Company’s common stock. In exchange for the funds received, the Company issued stock out of treasury stock equivalent to the number of share units received by the participant. These shares of common stock are not entitled to any voting rights and the holders will not receive dividends if any are paid. The shares are being held by the Company, and will be released to the participant as prescribed by their payment election under the plan.

8.	Treasury Stock

During the 2009 third quarter, the Company used approximately $1.7 million to purchase approximately 0.3 million shares of its stock for treasury pursuant to the Company’s share repurchase program. For the 2009 year-to-date period, the Company used approximately $3.4 million to purchase approximately 0.6 million shares pursuant to the repurchase program. During the 2009 first quarter, the Company’s board of directors also authorized the repurchase of one million additional shares under the Company’s existing share repurchase plan. At October 2, 2009, approximately 0.6 million shares remain authorized for future purchases.

9.	Significant Customer

In the 2009 third quarter, IBM was the Company’s largest customer, accounting for $17.2 million or 25.8% of consolidated revenue as compared with $28.7 million or 32.2% of revenue in the comparable 2008 period. In the 2009 year-to-date period, IBM accounted for $53.4 million or 25.7% of consolidated revenue, compared to $85.2 million or 31.6% of consolidated revenue in the comparable 2008 period. The Company’s accounts receivable from IBM at October 2, 2009 and September 26, 2008 totaled $9.4 million and $12.0 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Three Quarters Ended October 2, 2009

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements by management and Computer Task Group, Incorporated (“CTG” or “the Company”) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including, among other factors, the following: (i) industry and economic conditions, including fluctuations in demand for information technology (IT) services and the further deterioration in market conditions, (ii) the availability to us of qualified professional staff, (iii) domestic and foreign industry competition for customers and talent, (iv) rate and wage inflation or deflation, (v) risks associated with operating in foreign jurisdictions, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the IT solutions and staffing industry, taxes and the Company’s operations in particular, (vii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (viii) consolidation among the Company’s competitors or customers, (ix) the partial or complete loss of the revenue the Company generates from IBM, (x) the need to change our IT services in response to new service offerings in the industry, and (xi) the risks described in Item 1A of the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) and from time to time in the Company’s other reports filed with the SEC.

Industry Trends

The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that it serves. The pace of technological change and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been, and management believes, will continue to be strong. The Company has responded to these challenging business conditions by focusing on two main services, which are providing IT solutions and IT staffing to its clients. IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and three quarters ended October 2, 2009 and September 26, 2008 is as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 2, 2009	Sept. 26, 2008	Oct. 2, 2009	Sept. 26, 2008
IT solutions	35%	31%	34%	32%
IT staffing	65%	69%	66%	68%

Total	100%	100%	100%	100%

The Company’s revenue and operating results are significantly affected by changes in demand for its services. During 2008, the U.S. economy, where the Company performed greater than 77% of its total business based upon revenue, significantly deteriorated primarily due to subprime mortgage issues, financial market conditions, and other economic concerns. In the second half of 2008, these economic pressures extended to the European markets where the Company also operates. These negative pressures on the economy have led to a worldwide contraction of the credit markets, more severe recessionary conditions, and a decline in demand for the Company’s services which have negatively affected the Company’s revenue and operating results in 2009 compared with 2008. Further declines in spending for IT services in the remainder of 2009 or future years may further adversely affect our operating results in the future as they have in the past.

During the 2008 fourth quarter, the Company was informed by a significant customer of a reduction in their need for approximately 250 of CTG’s staff, or approximately $21 million of annual revenue. Ultimately, this customer reduced its need for the Company’s personnel by an aggregate of 425 billable staff or approximately $36 million in annualized revenue, beginning in the 2008 fourth quarter. The reduction was not a result of CTG’s performance, but rather a change in our client’s business needs. These reductions coupled with a continued general weakness in 2009 in demand for our IT staffing services from our other customers resulted in our IT staffing business realizing approximately $18.6 million less revenue in the 2009 third quarter as compared with the 2008 third quarter.

The Company also saw a decrease in the demand for its IT solutions business during the 2009 third quarter, which decreased by $3.8 million year-over-year, primarily due to healthcare providers not having access to capital markets in the current economy which has limited their ability to finance new projects.

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

The Company’s revenue by vertical markets as a percentage of total revenue for the quarter and three quarters ended October 2, 2009 and September 26, 2008 is as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 2, 2009	Sept. 26, 2008	Oct. 2, 2009	Sept. 26, 2008
Technology service providers	31%	36%	31%	35%
Healthcare	24%	26%	26%	27%
Financial services	7%	7%	7%	8%
General markets	38%	31%	36%	30%

Total	100%	100%	100%	100%

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

Revenue and Cost Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectability of the amount due is reasonably assured. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed price contracts is recognized as per the proportional method of accounting using an input-based approach whereby salary and indirect labor costs incurred are measured and compared with the total estimate of costs at completion for a project. Revenue is recognized based upon the percent complete calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed price projects that include significant amounts of material or other non-labor related costs which could distort the percent complete within a percentage complete calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our past experience on similar projects, and includes management judgments and estimates which affect the amount of revenue recognized on fixed price contracts in any accounting period.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage of completion methods for the quarter and three quarters ended October 2, 2009 and September 26, 2008 is as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 2, 2009	Sept. 26, 2008	Oct. 2, 2009	Sept. 26, 2008
Time-and-material	92%	90%	91%	90%
Progress payment	6%	7%	7%	7%
Percentage of completion	2%	3%	2%	3%

Total	100%	100%	100%	100%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenues.

For the Quarter ended:	October 2, 2009		September 26, 2008
	(amounts in thousands)
Revenue	100.0%	$66,771	100.0%	$89,131
Direct costs	77.2%	51,570	78.0%	69,488
Selling, general, and administrative expenses	19.1%	12,713	18.1%	16,167

Operating income	3.7%	2,488	3.9%	3,476
Interest and other expense, net	–	(29)	(0.1)%	(55)

Income before income taxes	3.7%	2,459	3.8%	3,421
Provision for income taxes	1.3%	853	1.5%	1,340

Net income	2.4%	$1,606	2.3%	$2,081

In the 2009 third quarter, the Company recorded revenue of $66.8 million, a decrease of 25.1% compared with revenue of $89.1 million recorded in the 2008 third quarter. There were 64 billable days in the 2009 third quarter and 63 billable days in the 2008 third quarter. Revenue from the Company’s North American operations totaled $52.0 million in the 2009 third quarter, a decrease of 26.2% when compared with revenue in the 2008 third quarter of $70.4 million. Revenue from the Company’s European operations in the 2009 third quarter totaled $14.8 million, a decrease of 20.9% when compared with revenue in the 2008 third quarter of $18.7 million. The European revenue represented 22.1% and 21.0% of 2009 and 2008 third quarter consolidated revenue, respectively. The Company’s revenue includes reimbursable expenses billed to customers. These expenses totaled $1.5 million and $2.2 million in the 2009 and 2008 third quarters, respectively.

The significant revenue decrease in the 2009 third quarter as compared with the corresponding 2008 period is due to the general weakness in IT spending associated with the current global recession. IT staffing revenue decreased 30% and IT solutions revenue decreased 13.9% in the 2009 third quarter as compared with the corresponding 2008 period. The IT solutions revenue decrease is primarily due to healthcare providers not having access to capital markets in the current economy which has limited their ability to finance new projects.

The decrease in revenue in the Company’s European operations was primarily due to weakness in their IT staffing business. Additionally, revenue decreased due to the weakness of the currencies of Belgium, the United Kingdom, Luxembourg, and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom the functional currency is the British pound. Had there been no change in these exchange rates from the third quarter of 2008 to the third quarter of 2009, total European revenue would have been approximately $0.9 million higher, or $15.7 million as compared with the $14.8 million reported.

In the 2009 third quarter, IBM was the Company’s largest customer, accounting for $17.2 million or 25.8% of consolidated revenue as compared with $28.7 million or 32.2% of revenue in the comparable 2008 period. The Company’s current National Technical Services (NTS Agreement) contract with IBM runs until July 1, 2011. As part of the NTS Agreement, the Company also provides its services as a predominant supplier to IBM’s Integrated Technology Services and Systems and Technology Group business units. We expect to continue to derive a significant portion of our revenue from IBM throughout the remainder of 2009 and in future years. However, the continued significant decline or the loss of the revenue from IBM would have a significant negative effect on our operating results. The Company’s accounts receivable from IBM at October 2, 2009 and September 26, 2008 totaled $9.4 million and $12.0 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in either the third quarter of 2008 or 2009.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 77.2% of revenue in the 2009 third quarter as compared with 78.0% of revenue in the 2008 third quarter. The decrease in direct costs as a percentage of revenue in the 2009 third quarter compared with the corresponding 2008 period is due to an increase in the Company’s IT solutions business in 2009, which in aggregate has higher direct margins than the Company’s IT staffing business. In the 2009 third quarter, the Company’s IT solutions business represented 35% of total consolidated revenue, which was an increase of 4% year-over-year.

Selling, general and administrative (SG&A) expenses were 19.1% of revenue in third quarter of 2009 and 18.1% in the 2008 corresponding period. While the Company has closely managed and reduced its SG&A expense as total revenues have decreased, SG&A expense as a percentage of revenue has increased year-over-year as the Company incurs certain fixed costs which can not be rapidly reduced.

Operating income was 3.7% of revenue in the 2009 third quarter as compared with 3.9% of revenue in the 2008 third quarter. The decrease in 2009 operating income as a percentage of revenue is due to the significant decrease in revenue year-over-year, offset by disciplined cost control. Operating income from North American operations was $2.1 million and $3.6 million in the 2009 and 2008 third quarters, respectively, while European operations recorded operating income (loss) of $0.4 million and $(0.1) million, respectively, in such periods.

The Company’s effective tax rate (ETR) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal ETR is 38 to 42% of pre-tax income. The 2009 third quarter ETR was 34.7%, and was below the normal range primarily due to less than $0.1 million of federal and state tax credits approved in the 2009 third quarter. The 2008 third quarter ETR was 39.2%.

Net income for the 2009 third quarter was 2.4% of revenue or $0.10 per diluted share, compared with net income of 2.3% of revenue or $0.13 per diluted share in the 2008 third quarter. Diluted earnings per share were calculated using 15.8 million weighted-average equivalent shares outstanding for the quarter ended October 2, 2009, and 16.2 million weighted-average equivalent shares outstanding for the quarter ended September 26, 2008. The number of equivalent shares outstanding decreased year-over-year as the Company purchased a total of approximately 1.1 million shares for treasury during the last quarter of 2008 and the first three quarters of 2009.

The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenues.

For the Three Quarters ended:	October 2, 2009		September 26, 2008
	(amounts in thousands)
Revenue	100.0%	$207,907	100.0%	$269,885
Direct costs	77.5%	161,034	77.8%	209,854
Selling, general, and administrative expenses	19.0%	39,554	18.6%	50,185

Operating income	3.5%	7,319	3.6%	9,846
Interest and other expense, net	(0.1)%	(209)	–	(172)

Income before income taxes	3.4%	7,110	3.6%	9,674
Provision for income taxes	1.3%	2,807	1.5%	4,139

Net income	2.1%	$4,303	2.1%	$5,535

For the first three quarters of 2009, the Company recorded revenue of $207.9 million, a decrease of 23.0% compared to revenue of $269.9 million recorded in the first three quarters of 2008. There were 193 total billable days in the first three quarters of 2009 and 190 total billable days in the first three quarters of 2008. Revenues from the Company’s North American operations totaled $160.4 million in the first three quarters of 2009, as compared to $210.8 million in the comparable 2008 period. The Company’s European operations accounted for $47.5 million or 22.9% of consolidated revenue in the first three quarters of 2009, as compared to $59.1 million or 21.9% in the comparable 2008 period. Reimbursable expenses billed to customers totaled $4.7 million and $6.6 million in the first three quarters of 2009 and 2008, respectively.

The significant revenue decrease in the first three quarters of 2009 as compared with the corresponding 2008 period is due to the general weakness in IT spending associated with the current global recession. Overall, IT staffing revenue decreased 24.8% and IT solutions revenue decreased 19.1% in the first three quarters of 2009 as compared with the corresponding 2008 period. For the IT solutions revenue, the decrease is primarily due to healthcare providers not having access to capital markets in the current economy which has limited their ability to finance new projects.

The decrease in revenue in the Company’s European operations in the first three quarters of 2009 as compared with the first three quarters of 2008 was primarily due to weakness in their IT staffing business and the strength of the US dollar as compared to the local currencies. Had there been no change in the exchange rates from the first three quarters of 2008 as compared to the first three quarters of 2009, total European revenue would have been approximately $6.0 million higher, or $53.5 million as compared with the $47.5 million reported.

In the first three quarters of 2009, IBM accounted for $53.4 million or 25.7% of consolidated revenue, compared to $85.2 million or 31.6% of consolidated revenue in the first three quarters of 2008. No other customer accounted for more than 10% of the Company’s revenue in either the first three quarters of 2008 or 2009.

Operating income was 3.5% of consolidated revenue in the first three quarters of 2009 as compared to 3.6% of consolidated revenue in the comparable 2008 period. The slight decrease in 2009 year-over-year operating income as a percentage of revenue is due to the significant decrease in revenue year-over-year, offset by disciplined cost control. Operating income from North American operations was $6.3 million and $9.1 million in the first three quarters of 2009 and 2008, respectively, while European operations recorded operating income of $1.0 million and $0.7 million, respectively, in such periods.

Interest and other expense, net were nominal as a percentage of consolidated revenue in both the 2009 and 2008 year-to-date periods. During the 2009 first quarter, the Company incurred approximately $0.1 million in costs to settle intercompany balances while none of these costs were incurred in the first three quarters of 2008.

The 2009 year-to-date ETR was 39.5%. The 2008 year-to-date ETR was 42.8%. The 2008 year-to-date ETR was above the normal range primarily due to an addition to the valuation allowance for net operating losses in foreign countries of approximately $0.3 million in the 2008 second and third quarters.

Net income was 2.1% of consolidated revenue or $0.28 per diluted share in the first three quarters of 2009 as compared with net income of 2.1% of consolidated revenue or $0.35 per diluted share in the comparable 2008 period. Diluted earnings per share were calculated using 15.4 million weighted-average equivalent shares outstanding for the year-to-date period ended October 2, 2009, and 16.0 million weighted-average equivalent shares outstanding for the year-to-date period ended September 26, 2008.

Accounting Standards Pronouncements

For the year ended December 31, 2009, CTG will be required to add to its annual report disclosures about plan assets of the Company’s defined benefit and other postretirement plans. These disclosures will include how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets. The addition of these disclosures will not have any impact on the Company’s financial condition or results of operations.

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

Income Taxes – Deferred Taxes and Valuation Allowances – At October 2, 2009, the Company had a total of $6.3 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At October 2, 2009, the Company has deferred tax assets recorded resulting from net operating losses totaling approximately $2.8 million. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether some of these deferred tax assets will be realized at any point in the future. At October 2, 2009, the Company has offset a portion of these deferred tax assets with a valuation allowance totaling $2.6 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.2 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% increase or decrease in the ETR in the 2009 third quarter would have increased or decreased, respectively, net income in the quarter by approximately $25,000.

Goodwill valuation – As of the fiscal month-end October 2008, with the assistance of an independent appraisal company, the Company completed its annual valuation of the business to which the Company’s goodwill relates. The valuation indicated that the estimated fair value of the business exceeded the carrying value of the business. Additionally, given the declining market conditions during 2008, the Company reviewed its goodwill balance at December 31, 2008 to determine if a triggering event may have occurred which would be an indication of a potential impairment. The Company’s review included analyzing the enterprise value of the consolidated company and reconciling it to the carrying value of the Company’s business units, including the business unit to which the goodwill relates. The Company also updated the future forecasts and the estimate of the future discounted cash flow analysis for this business unit. In both of these instances, the estimated fair value of the business continued to exceed the carrying value of the business at December 31, 2008. Accordingly, the Company determined that there was no triggering event, and therefore no indication of impairment existed at December 31, 2008. During the 2009 first quarter, given a further deterioration in market conditions, the Company again analyzed the enterprise value of the consolidated company and reconciled it to the carrying value of the Company’s business units, including the business unit to which the goodwill relates. The estimated fair value of the business continued to exceed the carrying value of the business at April 3, 2009. As market conditions began to stabilize during the second and third quarters of 2009, the Company continues to believe the estimated fair value of the business to which the goodwill relates exceeds the carrying value of the business at October 2, 2009.

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

Financial Condition and Liquidity

Cash provided by operating activities was $3.6 million in the first three quarters of 2009 (2009 period) as compared with cash provided by operating activities of $11.7 million in the first three quarters of 2008 (2008 period). In the 2009 period, net income totaled $4.3 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation expense, and deferred taxes totaled a net of $1.7 million. In the 2008 period, net income was $5.5 million, while the corresponding non-cash adjustments netted to $2.3 million. In the 2009 period, accounts receivable balances decreased $5.2 million as compared with December 31, 2008, but increased $3.0 million in the 2008 period as compared with December 31, 2007. The decline in the accounts receivable balance in 2009 resulted from a decrease in revenue in the 2009 period of approximately 23% as compared with the corresponding 2008 period. Other assets increased approximately $1.6 million in the 2009 period due to the net increase in the cash surrender value of certain insurance policies the Company owns. Other assets increased $0.3 million in the 2008 period. Accounts payable decreased $2.4 million in the 2009 period as compared to an increase of $0.2 million in the 2008 period due to the timing of certain payments near quarter end. Accrued compensation decreased $3.3 million in the 2009 period primarily due to lower headcount in 2009 as compared to 2008. Accrued compensation increased $7.9 million in the 2008 period primarily due to the timing of the U.S. bi-weekly payroll. Income taxes payable increased $0.7 million in the 2009 period and decreased $0.1 million in the 2008 period primarily due to the timing of estimated tax payments.

Investing activities used $2.5 million in the 2009 period as compared to $2.6 million in the 2008 period. The cash used in the 2009 period primarily represented the additions to property, equipment and capitalized software of $2.3 million and net contributions to the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan (the Plan) of $0.2 million. Additions to property and equipment in the 2008 period totaled approximately $2.6 million, while net investments in the Plan totaled $0.1 million. The Company has no significant commitments for the purchase of property or equipment at October 2, 2009.

Financing activities used $2.2 million of cash in the 2009 period, while financing activities used $3.5 million in the 2008 period. The Company did not have any amounts outstanding under its revolving credit line, the term of which extends to April 2011, at either October 2, 2009 or September 26, 2008. The Company is required to meet certain financial covenants in order to maintain borrowings under the agreement, pay dividends, and make acquisitions. The Company was in compliance with these covenants at October 2, 2009. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. During the 2009 period, the average outstanding daily balance under the Company’s revolving line of credit was approximately $0.3 million, while the average outstanding balance under this line of credit was $4.9 million in the 2008 period.

During the 2009 period, the Company used $3.4 million to purchase approximately 0.6 million shares of its stock for treasury. During the 2009 first quarter, the Company’s board of directors authorized an addition of one million shares to the existing shares remaining in the Company’s repurchase program. At October 2, 2009, a total of approximately 0.6 million shares are authorized for future purchases. During the 2008 period, the Company used $3.4 million to purchase approximately 0.7 million shares of its stock for treasury.

The Company believes existing internally available funds, cash potentially generated from future operations, and available borrowings under the Company’s revolving line of credit totaling approximately $34.5 million at October 2, 2009 are sufficient to meet foreseeable working capital, capital expenditure, and stock repurchase requirements, and to allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2009 or 2008 third quarters or year-to-date periods.

Contractual Obligations

The Company did not enter into any significant contractual obligations during the year-to-date period ended October 2, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings under its revolving line of credit and foreign currency exchange risk associated with the Company’s European operations.

At October 2, 2009, the Company did not have any amounts outstanding under its revolving credit agreement. Daily average borrowings for the first three quarters of 2009 were approximately $0.3 million. Accordingly, a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $3,000.

During the first three quarters of 2009, revenue was affected by the year-over-year foreign currency exchange rate changes of Belgium, the United Kingdom, Luxembourg and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom, the functional currency is the British pound. During the first three quarters of 2009, as compared with the prior year, the average value of the Euro and the British pound as compared to the U.S. dollar decreased by 10.2% and 20.9%, respectively. Had there been no change in these exchange rates for the first three quarters of 2009 as compared to the corresponding 2008 period, total European revenue would have been approximately $6.0 million higher, or $53.5 million as compared to the $47.5 million reported. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk.

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

Changes in Internal Control over Financial Reporting

The Company reviews its internal controls on a continuous basis. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report, and concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on October 2, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs*
Jul. 4 – Jul. 31	156,000	$6.60	156,000	747,179
Aug. 1 – Aug. 31	80,566	$6.36	80,566	666,613
Sept. 1 – Oct. 2	18,452	$6.71	18,452	648,161

Total	255,018	$6.53	255,018	648,161

*	The Company’s share repurchase program (originally announced on May 12, 2005) does not have an expiration date, nor was it terminated during the first three quarters of 2009. The Company’s board of directors authorized an additional one million shares for repurchase under the program during February 2009.

**	Excludes broker commissions

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Page

31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	22

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	23

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	24

*  *  *  *  *  *  *

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By:	/S/ BRENDAN M. HARRINGTON
Brendan M. Harrington
Title:	Chief Financial Officer

Date: November 4, 2009