Form 10-K
period 2009-12-31
COMPUTER TASK GROUP INC
filed 2010-02-25
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold on the last business day of the Registrant’s most recently completed second quarter was $110.3 million. Solely for the purposes of this calculation, all persons who are or may be executive officers or directors of the Registrant have been deemed to be affiliates.

The total number of shares of Common Stock of the Registrant outstanding at February 18, 2010 was 18,060,606.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) within 120 days of the end of the Company’s fiscal year ended December 31, 2009, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the SEC as part of this annual report on Form 10-K.

SEC Form 10-K Index

As used in this annual report on Form 10-K, references to “CTG” or “the Company” refer to Computer Task Group, Incorporated and its subsidiaries, unless the context suggests otherwise.

PART I

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements by the management of Computer Task Group, Incorporated (“CTG” or “the Company”) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry and economic conditions, including fluctuations in demand for information technology (IT) services and the further deterioration in market conditions, (ii) the availability to us of qualified professional staff, (iii) domestic and foreign industry competition for customers and talent, (iv) rate and wage inflation or deflation, (v) risks associated with operating in foreign jurisdictions, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the IT solutions and staffing industry, taxes and the Company’s operations in particular, (vii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (viii) consolidation among the Company’s competitors or customers, (ix) the partial or complete loss of the revenue the Company generates from International Business Machines (IBM), (x) the need to supplement or change our IT services in response to new offerings in the industry, and (xi) the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company’s reports filed with the Securities and Exchange Commission (SEC).

Item 1.	Business

Overview

Computer Task Group, Incorporated (the Company, CTG, or the Registrant) was incorporated in Buffalo, New York on March 11, 1966, and its corporate headquarters are located at 800 Delaware Avenue, Buffalo, New York 14209 (716-882-8000). CTG is an information technology (IT) solutions and staffing company with operations in North America and Europe. CTG employs approximately 2,900 people worldwide. During 2009, the Company had six operating subsidiaries: Computer Task Group of Canada, Inc., providing services in Canada; and Computer Task Group Belgium N.V., Computer Task Group IT Solutions, S.A., Computer Task Group Luxembourg PSF, Computer Task Group (U.K.) Ltd., and CTG Deutschland GmbH, each primarily providing services in Europe. Services provided in North America are performed by CTG.

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

Generally, IT Solutions services include taking responsibility for the deliverables on a project and may include high-end consulting services. In 2008 and 2009, CTG continued to invest in new IT Solutions development, primarily targeted to the healthcare market, and largely to support cost reductions and productivity improvements. In 2009, several healthcare solutions under development moved to the pilot stage of testing using live data. The Company continues to modify and further develop these solutions. These solutions include medical care and disease management, group underwriting risk assessment, and medical fraud, waste, and abuse detection and reduction. The Company is developing proprietary software to support these offerings which expands the potential market for sale and support of these solutions. CTG expects to begin commercial marketing of these solutions in 2010. These solutions support both the healthcare provider and payer markets.

Additionally, the Company began providing services to assist in the start-up and development of Health Information Exchanges (HIEs). HIEs are consortiums of providers, payers, and government agencies at the local level that are charged with implementing secure communitywide electronic medical records. CTG also has significant experience in implementing electronic medical records (EMR) systems in integrated delivery networks and other provider organizations. CTG’s experience in supporting EMR systems and the formation of HIEs favorably positions the Company as demand for these services increases.

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

Also included in IT Solutions is Application Management Outsourcing (AMO). CTG’s services in this area typically include support of single or multiple applications and help desk functions. Depending on client needs, AMO engagements are performed at client sites or CTG sites. In 2009, the healthcare market accounted for most of CTG’s AMO business with a significant portion of this business involving transitional outsourced support. In a transitional outsourcing engagement, the client hires CTG to manage an application for an extended time period, typically ranging from one to three years, while its internal IT staff focuses on implementation of a new application replacing the application being phased out.

•

IT Staffing: CTG recruits, retains, and manages IT talent for its clients, which are primarily large technology service providers and companies with multiple locations and significant need for high-volume external IT resources. The Company also supports larger companies and organizations that need to augment their own IT staff on a flexible basis. Our clients may require the services of our IT talent on a temporary or long-term basis. Our IT professionals generally work with the client’s internal IT staff at client sites. Our recruiting organization works with customers to define their staffing requirements and develop competitive pricing to meet their requirement.

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

IT solutions and staffing revenue as a percentage of total revenue for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
IT solutions	33%	32%	34%
IT staffing	67%	68%	66%

Total	100%	100%	100%

In recent years, a major strategic focus of the Company has been to increase the total amount of revenue from its IT solutions business and the percentage of solutions revenue to total revenue as operating margins generated by its solutions business are generally significantly higher than those of its staffing business. Overall, the Company’s revenue decreased $77.6 million or 22% from 2008 to 2009 due to very challenging worldwide economic conditions which led to a significant slowdown in our business. The higher margin solutions business decreased $22.9 million or 20.0% from 2008 to 2009, or at a rate lower than the decrease in the Company’s overall revenue. The Company’s operating margin in 2009 was 3.6%, which was the second highest level since 1999. The Company’s operating margin in 2008 was 3.7%.

Vertical Markets

The Company promotes a majority of its services through four vertical market focus areas: Technology Service Providers, Healthcare (which includes services provided to healthcare providers, health insurers, and life sciences companies), Energy, and Financial Services. The remainder of CTG’s revenue is derived from general markets.

CTG’s revenue by vertical market for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Technology service providers	31%	34%	34%
Healthcare	27%	27%	27%
Energy	8%	6%	5%
Financial services	8%	9%	11%
General markets	26%	24%	23%

Total	100%	100%	100%

The Company’s growth efforts are primarily focused on the healthcare market based on its leading position in serving the provider market, its expertise and experience serving all segments of this market (providers, payers and life sciences companies), higher demand for solutions offerings and support from healthcare companies, and the greater relative strength of this sector compared with other sectors of the U.S. economy. The Company’s healthcare revenue decreased by $23.2 million or 24.0% from

2008 to 2009, again due to the very challenging economic conditions which the company experienced in each of the markets in which it serves.

Over the last three years, the contribution of the financial services market to CTG’s total revenue declined primarily based on greater use of offshore support and lower overall demand in this sector due to the global economic recession. In recent years, most of CTG’s revenue in the financial services market was generated by its European operations. In 2009, less than 13% of CTG’s revenue from the financial services market was generated in the United States.

International Business Machines Corporation (IBM) is CTG’s largest customer. CTG provides services to various IBM divisions in many locations. During the second quarter of 2008, the Company and IBM agreed to extend the current National Technical Services (“NTS Agreement”) contract until July 1, 2011. As part of the NTS Agreement, the Company also provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as the sole provider to the Systems and Technology Group business unit. Services provided under these agreements accounted for approximately 95% of all of the services provided to IBM by the Company in 2009. In 2009, 2008, and 2007, IBM accounted for $71.2 million or 25.8%, $108.3 million or 30.6%, and $96.0 million or 29.5% of the Company’s consolidated revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue in 2009, 2008 or 2007.

In 2009, CTG provided IT services to approximately 400 clients in North America and Europe. In North America, the Company operates in the United States and Canada with greater than 99% of 2009 revenue from North America generated in the United States. In Europe, the Company operates in Belgium, Luxembourg, Germany, and the United Kingdom. Of total 2009 consolidated revenue of $275.6 million, approximately 77% was generated in North America and 23% in Europe.

Pricing and Backlog

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectibility of the amounts due is reasonably assured. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed-price contracts is recognized as per the proportional method of accounting using an input-based approach whereby salary and indirect labor costs incurred are measured and compared with the total estimate of costs at completion for a project. Revenue is recognized based upon the percentage of completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs which could distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our past experience on similar projects, and includes management judgments and estimates which affect the amount of revenue recognized on fixed-price contracts in any accounting period.

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Time-and-material	91%	90%	88%
Progress billing	7%	7%	8%
Percentage-of-completion	2%	3%	4%

Total	100%	100%	100%

As of December 31, 2009 and 2008, the backlog for fixed-price and all managed-support contracts was approximately $19.9 million and $25.0 million, respectively. Approximately 90.5% or $18.0 million of the December 31, 2009 backlog is expected to be earned in 2010. Of the $25.0 million of backlog at December 31, 2008, approximately 72.6%, or $18.1 million was earned in 2009. Revenue is subject to seasonal variations, with a minor slowdown in months of high vacation and legal holidays (July, August, and December). Backlog does not tend to be seasonal; however, it does fluctuate based upon the timing of entry into long-term contracts.

Competition

The IT services market is highly competitive. The market is also highly fragmented with many providers with no single competitor maintaining clear market leadership. Competition varies by location, the type of service provided, and the customer to whom services are provided. The Company’s competition comes from four major channels: large national or international vendors, including major accounting and consulting firms; hardware vendors and suppliers of packaged software systems; small local firms or individuals specializing in specific programming services or applications; and a customer’s internal data processing staff. CTG competes against all four of these channels for its share of the market. The Company believes that to compete successfully it is necessary to have a local geographic presence, offer appropriate IT solutions, provide skilled professional resources, and price its services competitively.

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

Intellectual Property

The Company has registered its symbol and logo with the U.S. Patent and Trademark Office and has taken steps to preserve its rights in other countries where it operates. CTG has entered into agreements with various software and hardware vendors from time to time in the normal course of business, and has capitalized certain costs under software development projects.

Employees

CTG’s business depends on the Company’s ability to attract and retain qualified professional staff to provide services to its customers. The Company has a structured recruiting organization that works with its clients to meet their requirements by recruiting and providing high quality, motivated staff. The Company employs approximately 2,900 employees worldwide, with approximately 2,400 in the United States and Canada and 500 in Europe. Of these, approximately 2,600 are IT professionals and 300 are individuals who work in sales, recruiting, delivery, administrative and support positions. The Company believes that its relationship with its employees is good. No employees are covered by a collective bargaining agreement or are represented by a labor union. CTG is an equal opportunity employer.

Financial Information Relating to Foreign and Domestic Operations

The following table sets forth certain financial information relating to the performance of the Company for the years ended December 31, 2009, 2008, and 2007. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” included in this report.

	2009	2008	2007
(amounts in thousands)
Revenue from External Customers:
United States	$211,265	$272,242	$250,097
Belgium(1)	42,326	53,773	46,499
Other European countries	20,418	24,437	25,598
Other countries	1,551	2,761	3,091

Total revenue	$275,560	$353,213	$325,285

Operating Income (Loss):
United States	$8,342	$11,128	$4,814
Europe	1,527	2,033	1,897
Other countries	20	(79)	(187)

Total operating income	$9,889	$13,082	$6,524

Total Assets:
United States	$89,015	$87,142	$80,619
Europe	25,007	27,901	31,085
Other countries	700	797	757

Total assets	$114,722	$115,840	$112,461

(1)	Revenues for Belgium have been disclosed separately as they exceeded 10% of our consolidated revenues for the years presented.

Executive Officers of the Company

As of December 31, 2009, the following individuals were executive officers of the Company:

Name	Age	Office	Period During Which Served as Executive Officer	Other Positions and Offices with Registrant
James R. Boldt	58	Chairman, President and Chief Executive Officer	June 21, 2001 for President, July 16, 2001 for Chief Executive Officer, May 2002 for Chairman, all to date	Director

		Executive Vice President	February 2001 to June 2001

		Vice President, Strategic Staffing	December 2000 to September 2001

		Acting Chief Executive Officer	June 2000 to November 2000

		Vice President and Chief Financial Officer	February 12, 1996 to October 1, 2001

Michael J. Colson	47	Senior Vice President	January 3, 2005 to date	None

Arthur W. Crumlish	55	Senior Vice President	September 24, 2001 to date	None

Filip J.L. Gyde	49	Senior Vice President	October 1, 2000 to date	None

Brendan M. Harrington	43	Senior Vice President, Chief Financial Officer	September 13, 2006 to date	None

		Interim Chief Financial Officer	October 17, 2005 to September 12, 2006	None

Thomas J. Niehaus	47	Senior Vice President	July 22, 1999 to date	None

Peter P. Radetich	55	Senior Vice President, General Counsel	April 28, 1999 to date	Secretary

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

The Company’s revenue and operating results are significantly affected by changes in demand for its services. During 2008 and 2009, the U.S. economy, where the Company performed greater than 77% of its total business based upon revenue, significantly deteriorated primarily due to subprime mortgage issues, financial market conditions, and other economic concerns. In 2009, these economic pressures have also extended to the European markets where the Company operates. These negative pressures on the economy have led to a worldwide contraction of the credit markets, more severe recessionary conditions, and a decline in demand for the Company’s services which negatively affected the Company’s revenue and operating results in 2009 as compared with 2008. Economic pressures also led to customers’ reducing their spending on IT projects and external professional services. Further declines in spending for IT services in 2010 or future years may additionally adversely affect our operating results in the future as they have in the past.

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

We have experienced several reductions in the rates at which we bill for services to some of our larger customers during previous highly competitive business markets. Additionally, we actively compete against many other companies for business with new and existing clients. Bill rate reductions or competitive pressures, if we are unable to make commensurate reductions in our personnel costs, may lead to a decline in revenue or the rates we bill our customers for services, which may adversely affect our margins and operating results in the future.

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

IBM is CTG’s largest customer. CTG provides services to various IBM divisions in many locations. In 2009, 2008, and 2007, IBM accounted for $71.2 million or 25.8%, $108.3 million or 30.6%, and $96.0 million or 29.5% of the Company’s consolidated revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue in 2009, 2008 or 2007. The Company’s accounts receivable from IBM at December 31, 2009 and 2008 amounted to $9.7 million and $8.5 million, respectively.

The IT services industry is highly competitive and fragmented, which means that our customers have a number of choices for providers of IT services and we may not be able to compete effectively.

The market for our services is highly competitive. The market is fragmented, and no company holds a dominant position. Consequently, our competition for client requirements and experienced personnel varies significantly by geographic area and by the type of service provided. Some of our competitors are larger and have greater technical, financial, and marketing resources and greater name recognition than we have in the markets we collectively serve. In addition, clients may elect to increase their internal IT systems resources to satisfy their custom software development and integration needs. Finally, our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India and Asia). There can be no assurance that we will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.

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

We are subject to income and other taxes in the United States (federal and state) and numerous foreign jurisdictions. Our provisions for income and other taxes and our tax liabilities in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in various federal, state and international tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact our financial condition, results of operations and cash flows in future periods.

Our customer contracts generally have a short term or are terminable on short notice and a significant number of failures to renew contracts, early terminations or renegotiations of our existing customer contracts could adversely affect our results of operations.

Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. We performed approximately 91% of our services on a time and materials basis during 2009. As such, our customers generally have the right to terminate a contract with us upon written notice without the payment of any financial penalty. Client projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages of a project or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors that are beyond our control and are unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client, changes in client strategies or the economy in general. When contracts are terminated, we lose the anticipated future revenue and we may not be able to eliminate the associated costs in a timely manner. Consequently, our operating results in subsequent periods may be lower than expected. Our clients can cancel or reduce the scope of their engagements with us on short notice. If they do so, we may be unable to reassign our professionals to new engagements without delay. The cancellation or reduction in scope of an engagement could, therefore, reduce the utilization rate of our professionals, which would have a negative impact on our business, financial condition, and results of operations. As a result of these and other factors, our past financial performance should not be relied on as a guarantee of similar or better future performance. Due to these factors, we believe that our results of operations may fluctuate from period to period in the future.

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

We have goodwill totaling approximately $35.7 million at December 31, 2009 resulting from our acquisition of Elumen Solutions, Inc. (Elumen) in early 1999. Elumen provided IT services to healthcare and related companies, and was merged with the Company’s existing staff which also served the healthcare industry. At least annually, we evaluate this goodwill for impairment based on the fair value of the business operations to which this goodwill relates. This estimated fair value could change if there is a significant decrease in the enterprise value of CTG, if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of such companies decreases based on transactions involving similar companies which could occur given the recent economic downturn in the countries in which the Company operates, or there is a permanent, negative change in the market demand for the services offered by this business unit. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge which would have an adverse impact on our results of operations.

Changing economic conditions and the affect of such changes on accounting estimates could have a material impact on our results of operations.

The Company has also made a number of estimates and assumptions relating to the reporting of its assets and liabilities and the disclosure of contingent assets and liabilities to prepare its consolidated financial statements pursuant to the rules and regulations of the SEC and other accounting rulemaking authorities. Such estimates primarily relate to the valuation of goodwill, the valuation of stock options for recording equity-based compensation expense, allowances for doubtful accounts receivable, investment valuation, legal matters, other contingencies and estimates of progress toward completion and direct profit or loss on contracts, as applicable. As future events and their affects can not be determined with precision, actual results could differ from these estimates. Changes in the economic climates in which the Company operates may affect these estimates and will be reflected in the Company’s financial statements in the event they occur. Such changes could result in a material impact on the Company’s results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns and occupies a headquarters building at 800 Delaware Avenue, and an office building at 700 Delaware Avenue, both located in Buffalo, New York, operated by CTG of Buffalo, a subsidiary of the Company which is part of the Company’s North American operations. The corporate headquarters consists of approximately 40,000 square feet and is occupied by corporate administrative operations. The office building consists of approximately 39,000 square feet and is also occupied by corporate administrative operations. At December 31, 2009, these properties were not mortgaged as part of the Company’s existing revolving credit agreement.

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

There were no matters submitted to a vote of security holders in the fourth quarter of 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

The Company’s common stock is traded on The NASDAQ Stock Market LLC under the symbol CTGX. The following table sets forth the high and low sales prices for the Company’s common stock for each quarter of the previous two years.

Stock Price	High	Low
Year ended December 31, 2009
Fourth Quarter	$8.43	$6.00
Third Quarter	$8.50	$5.72
Second Quarter	$6.88	$3.40
First Quarter	$4.05	$2.72
Year ended December 31, 2008
Fourth Quarter	$7.06	$2.46
Third Quarter	$7.33	$4.20
Second Quarter	$5.50	$4.03
First Quarter	$5.76	$3.75

On February 18, 2010, there were 1,867 record holders of the Company’s common shares. The Company has not paid a dividend since 2000. The Company is required to meet certain financial covenants under its current revolving credit agreement in order to pay dividends. The Company was in compliance with these financial covenants at each of December 31, 2007, 2008 and 2009. The determination of the timing, amount and payment of dividends on the Company’s common stock in the future is at the discretion of the Board of Directors and will depend upon, among other things, the Company’s profitability, liquidity, financial condition, capital requirements and compliance with the aforementioned financial covenants.

For information concerning common stock issued in connection with the Company’s equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities

The Company has one share repurchase program. During both February 2008 and 2009, the Company’s Board of Director’s authorized 1.0 million additional shares (2.0 million shares total) for future stock repurchases under this program. The share repurchase program does not have an expiration date, nor was it terminated during the fourth quarter of 2009.

Purchases by the Company of its common stock during the fourth quarter ended December 31, 2009 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
October 3 – October 31	12,707	$7.45	12,707	635,454
November 1 – November 30	56,460	$6.79	56,460	578,994
December 1 – December 31	29,199	$7.06	29,199	549,795

Total	98,366	$6.96	98,366	549,795

Company Performance Graph

The following graph displays a five-year comparison of cumulative total shareholder returns for the Company’s common stock, the S&P 500 Index, and the Dow Jones U.S. Computer Services Index, assuming a base index of $100 at the end of 2004. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the period, assuming dividend reinvestment, and (B) the difference between the Company’s share price at the end and the beginning of the period by (2) the share price at the beginning of the period. The calculations were made excluding trading commissions and taxes.

	Base Period	INDEXED RETURNS Years Ending
	Dec 04	Dec 05	Dec 06	Dec 07	Dec 08	Dec 09
Computer Task Group, Inc.	$100.00	$70.54	$84.82	$98.75	$57.50	$143.04
S&P 500 Index	$100.00	$104.91	$121.48	$128.16	$80.74	$102.11
Dow Jones U.S. Computer Services Index	$100.00	$88.37	$105.19	$114.05	$85.90	$138.12

The information included under this section entitled “Company Performance Graph” is deemed not to be “soliciting material” or “filed” with the SEC, is not subject to the liabilities of Section 18 of the Exchange Act of 1934, as amended (Exchange Act), and shall not be deemed incorporated by reference into any of the filings previously made or made in the future by our company under the Exchange Act or the Securities Act of 1933, except to the extent the Company specifically incorporates any such information into a document that is filed.

Item 6.	Selected Financial Data

Consolidated Summary—Five-Year Selected Financial Information

The selected operating data and financial position information set forth below for each of the years in the five-year period ended December 31, 2009 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” included in this report.

	2009	2008	2007	2006	2005
(amounts in millions, except per-share data)	(1)	(1, 2)	(1, 2)	(1)
Operating Data
Revenue	$275.6	$353.2	$325.3	$327.3	$294.5
Operating income	$9.9	$13.1	$6.5	$6.9	$4.9
Net income	$5.9	$7.8	$4.2	$3.5	$2.4
Basic net income per share	$0.40	$0.51	$0.26	$0.21	$0.14
Diluted net income per share	$0.38	$0.49	$0.25	$0.21	$0.14
Cash dividend per share	$—	$—	$—	$—	$—

Financial Position
Working capital	$25.8	$24.8	$23.2	$21.7	$40.3
Total assets	$114.7	$115.8	$112.5	$111.7	$128.3
Long-term debt	$—	$—	$—	$—	$23.2
Shareholders’ equity	$71.7	$67.6	$65.1	$61.6	$57.5

(1)	As required by accounting standards, in 2006 the Company began to record equity-based compensation expense and the related tax benefit in its consolidated statements of operations as selling, general and administrative expenses. These amounts for 2009, 2008, 2007 and 2006 are as follows:

	2009	2008	2007	2006
(amounts in millions)
Equity-based compensation	$1.4	$1.0	$0.9	$0.9
Tax benefit	0.5	0.4	0.3	0.3

Net expense	$0.9	$0.6	$0.6	$0.6

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

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements by management and Computer Task Group, Incorporated (“CTG” or “the Company”) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) industry and economic conditions, including fluctuations in demand for information technology (IT) services and the further deterioration in market conditions, (ii) the availability to us of qualified professional staff, (iii) domestic and foreign industry competition for customers and talent, (iv) rate and wage inflation or deflation, (v) risks associated with operating in foreign jurisdictions, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the IT solutions and staffing industry, taxes and the Company’s operations in particular, (vii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (viii) consolidation among the Company’s competitors or customers, (ix) the partial or complete loss of the revenue the Company generates from IBM, (x) the need to supplement or change our IT services in response to new service offerings in the industry, and (xi) the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company’s reports filed with the Securities and Exchange Commission (SEC).

Industry Trends

The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve. The pace of technology change and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been strong. Since August 2009, we have noticed an increase in demand for our services, primarily in the healthcare solution and staffing businesses. Our headcount has increased by 100 in each of the last two quarters of 2009. We added seven new electronic medical records (EMR) projects in 2009 ranging from two to three years in duration and have a total of 11 EMR engagements underway as of December 31, 2009. We anticipate a continuation of the relatively strong demand for most of if not all of 2010.

We have two main services, which are providing IT Solutions and IT Staffing to our clients. With IT Solutions, we generally taking responsibility for the deliverables on a project and the services may include high-end consulting services. With IT Staffing, we typically supply personnel to customers who then take their direction from the clients managers. IT solutions and IT staffing revenue as a percentage of total revenue for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
IT solutions	33%	32%	34%
IT staffing	67%	68%	66%

Total	100%	100%	100%

The Company promotes a majority of its services through four vertical market focus areas: Technology Service Providers, Healthcare (which includes services provided to healthcare providers, health insurers, and life sciences companies), Energy, and Financial Services. The remainder of CTG’s revenue is derived from general markets. CTG’s revenue by vertical market for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Technology service providers	31%	34%	34%
Healthcare	27%	27%	27%
Energy	8%	6%	5%
Financial services	8%	9%	11%
General markets	26%	24%	23%

Total	100%	100%	100%

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. Our competition varies significantly by geographic region, as well as by the type of service provided. Many of our competitors are larger than CTG, and have greater financial, technical, sales and marketing resources. In addition, the Company frequently competes with a client’s own internal IT staff. Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India and Asia). There can be no assurance that we will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectibility of the amounts due is reasonably assured. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed-price contracts is recognized as per the proportional method of accounting using an input-based approach whereby salary and indirect labor costs incurred are measured and compared with the total estimate of costs of such items at completion for a project. Revenue is recognized based upon the percentage-of-completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs which could distort the percent completed within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our past experience on similar projects, and includes management judgments and estimates which affect the amount of revenue recognized on fixed-price contracts in any accounting period.

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Time-and-material	91%	90%	88%
Progress billing	7%	7%	8%
Percentage-of-completion	2%	3%	4%

Total	100%	100%	100%

Results of Operations

The table below sets forth data with the percentage information calculated as a percentage of consolidated revenue as reported on the Company’s consolidated statements of income as included in Item 8, “Financial Statements and Supplementary Data” in this report.

Year ended December 31,	2009	2008	2007
(percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Direct costs	77.5%	77.7%	77.7%
Selling, general, and administrative expenses	18.9%	18.6%	20.3%

Operating income	3.6%	3.7%	2.0%
Interest and other income (expense), net	(0.1)%	0.1%	0.1%

Income before income taxes	3.5%	3.8%	2.1%
Provision for income taxes	1.4%	1.6%	0.8%

Net income	2.1%	2.2%	1.3%

2009 as compared with 2008

In 2009, the Company recorded revenue of $275.6 million, a decrease of 22.0% as compared with revenue of $353.2 million recorded in 2008. Revenue from the Company’s North American operations totaled $212.8 million in 2009, a decrease of 22.6% when compared with revenue of $275.0 million in 2008. Revenue from the Company’s European operations totaled $62.8 million in 2009, a decrease of 19.8% when compared with 2008 revenue from European operations of $78.2 million. The European revenue represented 22.8% and 22.1% of 2009 and 2008 consolidated revenue, respectively. The Company’s revenue includes reimbursable expenses billed to customers. These expenses totaled $6.1 million and $8.6 million in 2009 and 2008, respectively.

In North America, the significant revenue decrease in 2009 as compared with 2008 is due to the general weakness in IT spending associated with the current global recession. IT staffing revenue decreased 23.0% and IT solutions revenue decreased 20.0% in 2009 as compared with 2008. The IT solutions revenue decrease totaled $22.9 million and was primarily due to healthcare providers not having access to capital markets in the current economy which has limited their ability to finance new projects. Additionally, due to the poor economic conditions, customers reduced their discretionary spending on outside professional services.

During the 2008 fourth quarter, the Company was informed by a significant customer of a reduction in their need for approximately 250 of CTG’s staff, or approximately $21 million of annual revenue. Ultimately, this customer reduced its need for the Company’s personnel by an aggregate of 425 billable staff or approximately $36 million in annualized revenue, beginning in the 2008 fourth quarter. The reduction was not a result of CTG’s performance, but rather a change in our client’s business needs. These reductions coupled with a continued general weakness in 2009 in demand for our IT staffing services from our other customers resulted in our IT staffing business realizing approximately $54.7 million less revenue in 2009 as compared with 2008.

The decrease in year-over-year revenue in the Company’s European operations was primarily due to weakness in their IT staffing business. Additionally, revenue decreased due to the weakness of the currencies of Belgium, the United Kingdom, Luxembourg and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In 2009 as compared with 2008, the average value of the Euro decreased 5.2%, while the average value of the

British Pound decreased 15.6%. Had there been no change in these exchange rates from 2008 to 2009, total European revenue would have been approximately $4.4 million higher, or $67.2 million as compared with the $62.8 million reported.

IBM is CTG’s largest customer. CTG provides services to various IBM divisions in many locations. During the second quarter of 2008, the Company and IBM agreed to extend the current National Technical Services (“NTS Agreement”) contract until July 1, 2011. As part of the NTS Agreement, the Company also provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as the sole provider to the Systems and Technology Group business unit. These agreements accounted for approximately 95% of all of the services provided to IBM by the Company in 2009. In 2009, 2008, and 2007, IBM accounted for $71.2 million or 25.8%, $108.3 million or 30.6%, and $96.0 million or 29.5% of the Company’s consolidated revenue, respectively. We expect to continue to derive a significant portion of our revenue from IBM in future years. However, a significant decline or the loss of the revenue from IBM would have a significant negative effect on our operating results. The Company’s accounts receivable from IBM at December 31, 2009 totaled $9.7 million. No other customer accounted for more than 10% of the Company’s revenue in 2009, 2008 or 2007.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 77.5% of consolidated revenue in 2009 and 77.7% of consolidated revenue in 2008. The decrease in direct costs as a percentage of revenue in 2009 compared to 2008 is due to an increase in the Company’s IT solutions business in 2009, which in aggregate has lower direct costs and higher direct margins than the Company’s IT staffing business. In 2009, the Company’s IT solutions business represented 33% of total consolidated revenue, which was an increase of 1% year-over-year.

Selling, general and administrative (SG&A) expenses were 18.9% of revenue in 2009 as compared with 18.6% of revenue in 2008. While the company has closely managed and reduced its SG&A expense as total revenues have decreased, SG&A expense as a percentage of revenue has increased year-over-year as the Company incurs certain fixed costs which cannot be rapidly reduced.

Operating income was 3.6% of revenue in 2009 as compared with 3.7% of revenue in 2008. The decrease in 2009 operating income as a percentage of revenue is due to the significant decrease in revenue year-over-year, offset by disciplined cost control. Operating income from North American operations was $8.4 million and $11.1 million in 2009 and 2008, respectively, while European operations generated operating income of $1.5 million and $2.0 million in 2009 and 2008, respectively. Operating income was not significantly affected by the change in foreign currency exchange rates year-over-year.

Interest and other income (expense), net was (0.1) % of revenue in 2009 and 0.1% in 2008. In 2009, the Company recorded expense of approximately $0.2 million to settle intercompany account balances between its subsidiaries with different functional currencies, while in 2008 the Company recorded gains totaling approximately $0.5 million for the settlement of intercompany account balances, and for those balances outstanding between its subsidiaries with different functional currencies at December 31, 2008.

The Company’s effective tax rate (ETR) is calculated based upon the full years’ operating results, and various tax related items. The Company’s normal ETR is approximately 38% to 42%. The 2009 ETR was 38.7%. The 2009 ETR was affected by an addition to the valuation allowance for net operating losses in foreign countries of approximately $0.2 million, offset by federal income tax credits of approximately $0.2 million. The 2008 ETR was 41.2%. The 2008 ETR was affected by an addition to the valuation allowance for net operating losses in foreign countries of approximately $0.4 million, offset by a reduction in the Company’s tax reserves of approximately $0.1 million and federal income tax credits of approximately $0.1 million.

Net income for 2009 was 2.1% of revenue or $0.38 per diluted share, compared with net income of 2.2% of revenue or $0.49 per diluted share in 2008. Diluted earnings per share were calculated using 15.5 million weighted-average equivalent shares outstanding in 2009 and 15.9 million 2008. The dilutive effect of incremental shares outstanding under the Company’s equity-based compensation plans in 2009 was offset by purchases of shares for treasury by the Company during 2009.

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

During October 2008, the Company was informed by a significant customer of a reduction in their need for approximately 250 of CTG’s staff, or approximately $21 million in annual revenue. The reduction began in the 2008 fourth quarter and reduced staffing revenue in 2008 by approximately $4 million. The reduction was not a result of CTG’s performance, but rather a change in our customer’s business needs.

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

IBM is CTG’s largest customer. CTG provides services to various IBM divisions in many locations. During the second quarter of 2008, the Company and IBM agreed to extend the current National Technical Services (“NTS Agreement”) contract until July 1, 2011. As part of the NTS Agreement, the Company also provides its services as a predominant supplier to IBM’s Integrated Technology Services and Systems and Technology Group business units. These agreements accounted for approximately 96% of all of the services provided to IBM by the Company in 2008. In 2008 and 2007, IBM accounted for $108.3 million or 30.6% and $96.0 million or 29.5% of the Company’s consolidated revenue, respectively. The Company continued to derive a significant portion of our revenue from IBM in 2009. However, a significant decline or the loss of the revenue from IBM would have a significant negative effect on our operating results. The Company’s accounts receivable from IBM at December 31, 2008 totaled $8.5 million. No other customer accounted for more than 10% of the Company’s revenue in 2008 or 2007.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 77.7% of both 2008 and 2007 consolidated revenue. The Company’s solution business increased 8.4% during 2008 as compared with 2007, while the staffing business increased 8.7% during that time period. Direct costs as a percentage of revenue did not change year-over-year primarily due to the increase in the solutions business which yields higher margins and offset the increase in the Company’s staffing business which yields lower margins.

SG&A expenses were 18.6% of revenue in 2008 as compared with 20.3% of revenue in 2007. Overall, the decrease in SG&A expense as a percentage of revenue reflects the Company’s continued efforts to control and reduce its SG&A costs throughout the Company as a percentage of revenue. Additionally, during the second and third quarters of 2007, the Company received two unsolicited merger proposals from RCM Technologies, Inc. After consideration of the proposals, the Company’s Board of Directors unanimously determined that the proposals were inadequate and did not reflect the value inherent in CTG’s business and the Company’s potential growth opportunities. In 2008 and 2007, the Company recorded $0.2 million and $0.7 million, respectively, included in SG&A expenses related to advisory fees incurred in conjunction with its consideration of the two unsolicited merger proposals.

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

The Company’s ETR is calculated based upon the full years’ operating results, and various tax related items. The Company’s normal ETR is approximately 38 to 42%. The 2008 ETR was 41.2%. The 2008 ETR was affected by an addition to the valuation allowance for net operating losses in foreign countries of approximately $0.4 million, offset by a reduction in the Company’s tax reserves of approximately $0.1 million and federal income tax credits of approximately $0.1 million. The 2007 ETR was 37.6%, as the Company decreased the valuation allowance for the net operating loss for U.S. state jurisdictions by approximately $0.2 million, which was offset by adding approximately $0.1 million to its tax reserves due to changes in estimate of recoverability.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s significant accounting policies are included in note 1 to the consolidated financial statements contained in this annual report on Form 10-K under Item 8, “Financial Statements and Supplementary Data.” These policies, along with the underlying assumptions and judgments made by the Company’s management in their application, have a significant impact on the Company’s consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s most critical accounting policies are those related to goodwill valuation and income taxes, specifically relating to deferred taxes and valuation allowances.

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

At the respective measurement dates for 2009, 2008, and 2007, with the assistance of an independent appraisal company, the Company completed its annual valuation of the business to which the Company’s goodwill relates. The valuations indicated that the estimated fair value of the business was substantially in excess of the carrying value of the business in each period, with the estimated fair value of the unit exceeding the carrying value by at least 18% in each period presented. Additionally, there are no other facts or circumstances that arose during 2009, 2008 or 2007 that led management to believe the goodwill balance was impaired.

Income Taxes—Deferred Taxes and Valuation Allowances

At December 31, 2009, the Company had a total of approximately $6.8 million of current and non-current deferred tax assets, net of deferred tax liabilities recorded on its consolidated balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At December 31, 2009, the Company had deferred tax assets recorded resulting from net operating losses totaling approximately $2.8 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at December 31, 2009, the Company had offset a portion of these assets with a valuation allowance totaling $2.6 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.2 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s effective tax rate (ETR). An additional 1% increase in the ETR in 2009 would have reduced net income by approximately $100,000.

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

Financial Condition and Liquidity

Cash provided by operating activities was $3.9 million, $16.6 million and $5.3 million in 2009, 2008 and 2007, respectively. In 2009, net income was $5.9 million while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $1.8 million. In the 2008 and 2007 periods, net income was $7.8 million and $4.2 million, respectively, while the corresponding non-cash adjustments netted to $3.8 million and $4.4 million, respectively. Accounts receivable balances decreased $3.8 million in 2009 as compared with 2008, $1.9 million in 2008 as compared with 2007, and $2.2 million in 2007 as compared with 2006. The decline in the accounts receivable balance in 2009 resulted from a decrease in revenue in the 2009 fourth quarter of approximately 19% when compared with the 2008 fourth quarter, offset by an increase in days sales outstanding (DSO) of three days to 60 days at December 31, 2009. The decreases in the accounts receivable balances in 2008 and 2007 were primarily due to improvements in the timing of the collection of outstanding invoices which resulted in decreases in DSO of one day to 57 days at December 31, 2008, and a decrease of five days to 58 days at December 31, 2007 from 63 days at December 31, 2006. The increase in DSO at December 31, 2009 is due to normal changes in the timing of the receipt of customer payments near year-end.

Other assets increased approximately $1.2 million, $0.2 million and $1.3 million in 2009, 2008 and 2007, respectively, primarily due to the increase in the cash surrender value of certain insurance policies the Company owns, net of borrowings on such policies, if any. Accounts payable decreased $1.5 million in 2009 and $0.8 million in 2008 as compared to an increase of $1.0 million in 2007. The decrease in accounts payable in 2009 is primarily due to the decrease in overall size of the company in 2009 as compared with 2008, while the changes in 2008 and 2007 are primarily due to the timing of certain payments near year-end. Accrued compensation decreased $4.7 million in 2009 primarily due to lower headcount in 2009 as compared to 2008, as well as lower year-end incentive payments in 2009. Accrued compensation increased $3.8 million in 2008 primarily due to timing of the last pay date of the U.S. biweekly payroll in relation to year-end, whereas, accrued compensation decreased $2.7 million in 2007 due to the timing of payments to subcontractors near year-end 2007. Other current liabilities decreased $0.9 million in 2009 primarily due to a decrease of $0.7 million due for value-added tax remittances in our European operations as compared with 2008.

Investing activities used $3.1 million, $3.3 million and $1.3 million in 2009, 2008 and 2007, respectively, primarily due to additions to property, equipment and capitalized software of $3.1 million in 2009, $3.1 million in 2008 and $2.1 million in 2007. In 2007, additions to property, equipment and capitalized software were additionally offset by $0.8 million received from the sale of certain investments and $0.2 million received from an insurance claim. The Company has no significant commitments for the purchase of property or equipment at December 31, 2009, and does not expect the amount to be spent in 2010 on additions to property, equipment and capitalized software to significantly vary from the amounts spent in 2008 and 2009.

Financing activities used $2.1 million, $5.3 million and $4.9 million of cash in 2009, 2008 and 2007, respectively. During 2009, 2008 and 2007, the Company used $4.0 million, $5.7 million and $4.4 million, respectively, to purchase approximately 0.7 million, 1.1 million and 0.9 million shares of its stock for treasury. Approximately 0.5 million, 0.3 million and 0.4 million shares remain authorized for future purchases under the Company’s share repurchase plan at December 31, 2009, 2008 and 2007, respectively. During both February 2008 and 2009, the Company’s Board of Director’s authorized 1.0 million additional shares (2.0 million shares total) for future stock repurchases under this program. At December 31, 2009, 2008, and 2007, the Company also experienced changes in its cash account overdrafts, which are primarily due to timing of cash payments versus cash receipts, of $0.9 million, $(0.7) million, and $(1.1) million, respectively.

The Company did not have any borrowings outstanding under its revolving credit line at December 31, 2009, 2008 or 2007. The term of the revolving credit line extends to April 2011, and totals $35.0 million which can be used for borrowings or letter of credit commitments (LOC’s). LOC’s at December 31, 2009, 2008, and 2007 totaled $0.5 million, $0.5 million, and $0.4 million, respectively. The Company borrows or repays the revolving credit line as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. The average outstanding balances under the Company’s revolving credit line for 2009, 2008 and 2007 were approximately $0.5 million, $3.8 million and $5.0 million.

The Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at December 31, 2009 include a leverage ratio which must be no more than 3.25 to 1, a calculation of minimum tangible net worth which must be no less than $31.9 million, and total expenditures for property, equipment and capitalized software can not exceed $5.0 million annually. The Company was in compliance with these covenants at December 31, 2009 as its leverage ratio was 0.0, its minimum tangible net worth was $36.5 million, and 2009 expenditures for property, equipment and capitalized software were $3.1 million. The Company was also in compliance with its required covenants at December 31, 2008 and December 31, 2007. When considering current market conditions and the Company’ s current operating results, the Company believes it will be able to meet its covenants, as applicable, in 2010 and future years.

The Company believes existing internally available funds, cash potentially generated from operations, and available borrowings under the Company’s revolving line of credit totaling approximately $34.5 million at December 31, 2009, will be sufficient to meet foreseeable working capital, capital expenditure, and stock repurchases, and to allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in either 2009, 2008 or 2007.

Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations. See Item 7A, “Quantitative and Qualitative Disclosure about Market Risk” in this report.

Contractual Obligations

The Company intends to satisfy its contractual obligations from operating cash flows, and, if necessary, from draws on its revolving credit line. A summary of the Company’s contractual obligations at December 31, 2009 is as follows:

(in millions)		Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-term debt	A	$—	$—	$—	$—	$—
Capital lease obligations	B	—	—	—	—	—
Operating lease obligations	C	15.6	5.4	6.1	1.7	2.4
Purchase obligations	D	1.5	1.0	0.5	—	—
Deferred compensation benefits (U.S.)	E	8.8	0.8	1.5	1.5	5.0
Deferred compensation benefits (Europe)	F	—	—	—	—	—
Other long-term liabilities	G	0.4	0.0	0.1	0.1	0.2

Total		$26.3	$7.2	$8.2	$3.3	$7.6

A	In February 2008, the Company entered into an amendment to its revolving credit agreement (Credit Agreement) which allows the Company to borrow up to $35 million. This Credit Agreement has a term of three years and expires in April 2011. The Company uses this facility to fund its working capital obligations as needed, primarily funding the U.S. bi-weekly payroll. The Company currently has three outstanding letters of credit totaling approximately $0.5 million that collateralize an office lease and employee benefit programs.

B	The Company does not have any capital lease obligations outstanding at December 31, 2009.

C	Operating lease obligations relate to the rental of office space, office equipment, and automobiles leased in the Company’s European operations. Total rental expense under operating leases in 2009, 2008, and 2007 was approximately $7.1 million, $8.1 million, and $7.4 million, respectively.

D	The Company’s purchase obligations in 2010 and 2011 total approximately $1.5 million, including $0.4 million for software maintenance, support and related fees, $0.3 million for computer-based training courses, $0.1 million for professional organization memberships, $0.1 million for recruiting services, $0.1 million for equipment, and $0.5 million for telecommunications.

E	The Company is committed for deferred compensation benefits in the U.S. under two plans. The Executive Supplemental Benefit Plan (ESBP) provides certain former key executives with deferred compensation benefits. The ESBP was amended as of November 30, 1994 to freeze benefits for participants at that time. Currently, 16 individuals are receiving benefits under this plan. The ESBP is deemed to be unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities.

The Company also has a non-qualified defined-contribution deferred compensation plan for certain key executives. Contributions to this plan in 2009 were $0.3 million. The Company anticipates making contributions totaling approximately $0.1 million in 2010 to this plan for amounts earned in 2009.

F	The Company retained a contributory defined-benefit plan for its previous employees located in The Netherlands when the Company disposed of its subsidiary, CTG Nederland B.V. This plan was curtailed on January 1, 2003 for additional contributions. As this plan is fully funded at December 31, 2009, the Company does not anticipate making additional payments to fund the plan in future years.

G	The Company has other long-term liabilities including payments for a postretirement benefit plan for nine retired employees and their spouses, totaling 13 participants.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations.

In February 2008, the Company entered into an amendment of its credit agreement which extended the expiration date of the agreement to April 2011. This credit agreement allows the Company to borrow up to $35.0 million based upon available collateral. At both December 31, 2009 and 2008, there were no amounts outstanding under the credit agreement. However, at both December 31, 2009 and 2008, there was $0.5 million outstanding under letters of credit under the credit agreement.

The maximum amounts outstanding under the Company’s credit agreements during 2009, 2008, and 2007 were $6.2 million, $13.8 million, and $13.7 million, respectively. Average bank borrowings outstanding for the years 2009, 2008, and 2007 were $0.5 million, $3.8 million, and $5.0 million, respectively, and carried weighted-average interest rates of 2.2%, 5.0%, and 7.0%, respectively. Accordingly, during 2009, a one percent increase in the weighted-average interest rate would have cost the Company an additional $5,000. The Company incurred commitment fees totaling approximately $0.1 million in each of 2009, 2008 and 2007 relative to the agreements.

During 2009, revenue was affected by the year-over-year foreign currency exchange rate changes of Belgium, the United Kingdom, Luxembourg and Germany, which are the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom, the functional currency is the British Pound. Had there been no change in these exchange rates from the 2008 to 2009, total European revenue would have been approximately $4.4 million higher in 2009, or $67.2 million as compared with the $62.8 million reported. Operating income in Europe was not significantly affected by the change in these exchange rates.

The Company recorded a net exchange gain (loss) on intercompany balances totaling approximately $(0.2) million and $0.5 million on balances settled during the year and those balances outstanding between its subsidiaries with different functional currencies at December 31, 2009 and 2008, respectively. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk. The Company believes the market risk related to intercompany balances in future periods will not have a material affect on its results of operations.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Computer Task Group, Incorporated:

We have audited the accompanying consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Task Group, Incorporated and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Computer Task Group, Incorporated’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Buffalo, New York February 25, 2010

Consolidated Statements of Income

Year ended December 31,	2009	2008	2007
(amounts in thousands, except per-share data)
Revenue	$275,560	$353,213	$325,285
Direct costs	213,701	274,533	252,889
Selling, general, and administrative expenses	51,970	65,598	65,872

Operating income	9,889	13,082	6,524
Gain on investments	—	—	650
Interest and other income	90	968	298
Interest and other expense	(303)	(712)	(663)

Income before income taxes	9,676	13,338	6,809
Provision for income taxes	3,743	5,501	2,563

Net income	$5,933	$7,837	$4,246

Net income per share:
Basic	$0.40	$0.51	$0.26

Diluted	$0.38	$0.49	$0.25

Weighted average shares outstanding:
Basic	14,808	15,328	16,181
Diluted	15,549	15,878	16,654

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

December 31,	2009	2008
(amounts in thousands, except share balances)
Assets
Current Assets:
Cash and cash equivalents	$10,423	$10,973
Accounts receivable, net of allowances of $964 and $1,005
in 2009 and 2008, respectively	45,423	49,152
Prepaid and other current assets	2,000	2,272
Deferred income taxes	1,382	1,538

Total current assets	59,228	63,935
Property, equipment and capitalized software net of accumulated depreciation and amortization of $19,595 and $21,874 in 2009 and 2008, respectively	8,146	6,767
Goodwill	35,678	35,678
Deferred income taxes	5,566	4,667
Other assets	5,473	4,231
Investments	631	562

Total assets	$114,722	$115,840

Liabilities And Shareholders’ Equity
Current Liabilities:
Accounts payable	$7,741	$8,247
Accrued compensation	20,095	24,574
Advance billings on contracts	1,510	1,431
Other current liabilities	3,901	4,802
Income taxes payable	208	107

Total current liabilities	33,455	39,161
Deferred compensation benefits	8,865	8,312
Other long-term liabilities	684	733

Total liabilities	43,004	48,206

Shareholders’ Equity:
Common stock, par value $.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	112,473	112,111
Retained earnings	63,169	57,236
Less: Treasury stock of 8,876,891 and 8,635,687 shares at cost, respectively	(44,585)	(42,970)
Stock Trusts of 3,363,335 shares at cost in both periods	(55,083)	(55,083)
Accumulated other comprehensive loss	(4,526)	(3,930)

Total shareholders’ equity	71,718	67,634

Total liabilities and shareholders’ equity	$114,722	$115,840

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

Year ended December 31,	2009	2008	2007
(amounts in thousands)
Cash flows from operating activities:
Net income	$5,933	$7,837	$4,246
Adjustments:
Depreciation and amortization expense	1,682	1,986	2,425
Equity-based compensation expense	1,447	991	863
Deferred income taxes	(483)	296	(261)
Deferred compensation	(826)	481	1,340
Gain on investments	—	—	(650)
Loss on sales of property and equipment	11	53	—
Changes in assets and liabilities:
Decrease in accounts receivable	3,752	1,872	2,165
(Increase) decrease in prepaid and other current assets	292	920	(454)
Increase in other assets	(1,189)	(203)	(1,295)
Increase (decrease) in accounts payable	(1,464)	(770)	1,029
Increase (decrease) in accrued compensation	(4,658)	3,767	(2,655)
Increase (decrease) in income taxes payable	94	(880)	225
Increase (decrease) in advance billings on contracts	108	518	(1,149)
Decrease in other current liabilities	(868)	(110)	(289)
Increase (decrease) in other long-term liabilities	114	(151)	(232)

Net cash provided by operating activities	3,945	16,607	5,308

Cash flows from investing activities:
Additions to property, equipment and capitalized software	(3,079)	(3,148)	(2,142)
Proceeds from sales of investments	—	—	809
Deferred compensation plan investments	(70)	(141)	(113)
Proceeds from insurance claim	—	—	187
Proceeds from sales of property and equipment	18	19	6

Net cash used in investing activities	(3,131)	(3,270)	(1,253)

Cash flows from financing activities:
Change in cash overdraft, net	851	(687)	(1,110)
Proceeds from Employee Stock Purchase Plan	111	121	129
Purchase of stock for treasury	(4,045)	(5,713)	(4,415)
Excess tax benefits from equity-based compensation	273	99	45
Proceeds from other stock plans	721	834	445

Net cash used in financing activities	(2,089)	(5,346)	(4,906)

Effect of exchange rate changes on cash and cash equivalents	725	(1,308)	383

Net increase (decrease) in cash and cash equivalents	(550)	6,683	(468)

Cash and cash equivalents at beginning of year	10,973	4,290	4,758

Cash and cash equivalents at end of year	$10,423	$10,973	$4,290

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Stock Trusts		Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount	Shares	Amount
(amounts in thousands)
Balance as of December 31, 2006	27,018	$270	$111,458	$45,235	7,020	$(35,005)	3,623	$(56,189)	$(4,138)	$61,631
Employee Stock Purchase Plan share issuance	—	—	10	—	—	—	(28)	119	—	129
Stock Option Plan share issuance	—	—	(100)	—	3	(14)	(131)	559	—	445
Excess tax benefits from equity-based compensation	—	—	45	—	—	—	—	—	—	45
Restricted stock issuance/forfeiture	—	—	(339)	—	7	(30)	(87)	369	—	—
Deferred compensation plan share issuance	—	—	(26)	—	(42)	207	—	—	—	181
Purchase of stock	—	—	—	—	925	(4,415)	—	—	—	(4,415)
Equity-based compensation	—	—	863	—	—	—	—	—	—	863
Comprehensive income (loss):
Net income	—	—	—	4,246	—	—	—	—	—	4,246
Foreign currency adjustment	—	—	—	—	—	—	—	—	1,258	1,258
Pension loss adjustment, net of tax	—	—	—	—	—	—	—	—	1,072	1,072
Unrealized gain on investments, net of tax	—	—	—	—	—	—	—	—	(376)	(376)

Total comprehensive income	—	—	—	4,246	—	—	—	—	1,954	6,200

Balances as of December 31, 2007	27,018	270	111,911	49,481	7,913	(39,257)	3,377	(55,142)	(2,184)	65,079
Accounting for deferred compensation and postretirement aspects of endorsement split-dollar life insurance arrangements	—	—	—	(82)	—	—	—	—	—	(82)
Employee Stock Purchase Plan share issuance	—	—	(4)	—	(18)	93	(6)	32	—	121
Stock Option Plan share issuance	—	—	(220)	—	(209)	1,027	(8)	27	—	834
Excess tax benefits from equity-based compensation	—	—	99	—	—	—	—	—	—	99
Restricted stock plan share issuance/forfeiture	—	—	(588)	—	(118)	588	—	—	—	—
Deferred compensation plan share issuance	—	—	(78)	—	(59)	292	—	—	—	214
Purchase of stock	—	—	—	—	1,127	(5,713)	—	—	—	(5,713)
Equity-based compensation	—	—	991	—	—	—	—	—	—	991
Comprehensive income (loss):
Net income	—	—	—	7,837	—	—	—	—	—	7,837
Foreign currency adjustment	—	—	—	—	—	—	—	—	(1,921)	(1,921)
Pension loss adjustment, net of tax	—	—	—	—	—	—	—	—	175	175

Total comprehensive income	—	—	—	7,837	—	—	—	—	(1,746)	6,091

Balances as of December 31, 2008	27,018	270	112,111	57,236	8,636	(42,970)	3,363	(55,083)	(3,930)	67,634

(continued on next page)

Consolidated Statements of Changes in Shareholders’ Equity (continued)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Stock Trusts		Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount	Shares	Amount
(amounts in thousands)
Employee Stock Purchase Plan share issuance	—	—	(1)	—	(23)	112	—	—	—	111
Stock Option Plan share issuance	—	—	(460)	—	(244)	1,173	—	—	—	713
Excess tax benefits from equity-based compensation	—	—	273	—	—	—	—	—	—	273
Restricted stock plan share issuance/forfeiture	—	—	(805)	—	(161)	800	—	—	—	(5)
Deferred compensation plan share issuance	—	—	(52)	—	(62)	305	—	—	—	253
Treasury stock adjustment	—	—	(40)	—	(8)	40	—	—	—	—
Purchase of stock	—	—	—	—	739	(4,045)	—	—	—	(4,045)
Equity-based compensation	—	—	1,447	—	—	—	—	—	—	1,447
Comprehensive income (loss):
Net income	—	—	—	5,933	—	—	—	—	—	5,933
Foreign currency adjustment	—	—	—	—	—	—	—	—	496	496
Pension loss adjustment, net of tax	—	—	—	—	—	—	—	—	(1,092)	(1,092)

Total comprehensive income (loss)	—	—	—	5,933	—	—	—	—	(596)	5,337

Balances as of December 31, 2009	27,018	$270	$112,473	$63,169	8,877	$(44,585)	3,363	$(55,083)	$(4,526)	$71,718

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Computer Task Group, Incorporated, and its subsidiaries (the Company or CTG), located primarily in North America and Europe. There are no unconsolidated entities, or off-balance sheet arrangements. All inter-company accounts and transactions have been eliminated. When necessary, amounts in the prior period’s consolidated financial statements are reclassified to conform to the current year presentation. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Such estimates primarily relate to the valuation of goodwill, valuation allowances for deferred tax assets, actuarial assumptions including discount rates and expected rates of return, as applicable, for the Company’s defined benefit and postretirement benefit plans, the allowance for doubtful accounts receivable, assumptions underlying stock option valuation, investment valuation, legal matters, other contingencies and estimates of progress toward completion and direct profit or loss on contracts. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Actual results could differ from those estimates.

The Company operates in one industry segment, providing IT services to its clients. These services include IT Solutions and IT Staffing. CTG provides these primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. The Company promotes a significant portion of its services through four vertical market focus areas: Technology Service Providers, Healthcare (which includes services provided to healthcare providers, health insurers, and life sciences companies), Energy, and Financial Services. The Company focuses on these four vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.

CTG’s revenue by vertical market for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Technology service providers	31%	34%	34%
Healthcare	27%	27%	27%
Energy	8%	6%	5%
Financial services	8%	9%	11%
General markets	26%	24%	23%

Total	100%	100%	100%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Time-and-material	91%	90%	88%
Progress billing	7%	7%	8%
Percentage-of-completion	2%	3%	4%

Total	100%	100%	100%

The Company includes billable expenses in its accounts as both revenue and direct costs. These billable expenses totaled $6.1 million, $8.6 million, and $7.9 million in 2009, 2008 and 2007, respectively.

Selling, general, and administrative costs are charged to expense as incurred.

Bad debt expense, net of recoveries was approximately $0.2 million, $0.1 million, and $0.2 million in 2009, 2008 and 2007, respectively.

Fair Value

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At December 31, 2009 and 2008, the carrying amounts of the Company’s cash and cash equivalents of $10.4 million and $11.0 million, respectively, approximated fair value.

As of January 1, 2009, the Company was also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the year ended December 31, 2009.

Investments

The Company’s investments consist of mutual funds which are allocated to the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At both December 31, 2009 and 2008, the Company’s investment balances for this plan, which are classified as trading securities, totaled $0.6 million. These investment balances are measured at fair value, and the fair value was determined using Level 1 (see “Fair Value” in note 1) inputs.

Unrealized gains and losses on these securities are recorded in earnings, and were nominal in 2009, 2008 and 2007. All other investments consisting of equity securities were sold during 2007 for a gain of approximately $0.6 million.

Property and Equipment and Capitalized Software Costs

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

As of December 31, 2009, the Company has capitalized a total of approximately $3.9 million for six projects either developed for internal use or developed to be sold, leased or otherwise marketed. During 2008, the Company began to amortize two of these six projects as they were complete and placed into service. Amortization expense for these two projects totaled $0.1 million in both 2009 and 2008.

Leases

The Company is obligated under a number of long-term operating leases primarily for the rental of office space, office equipment and automobiles based in Europe. In instances where the Company has negotiated leases that contain rent holidays or escalation clauses, the expense for those leases is recognized monthly on a straight-line basis over the term of the lease.

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

At the respective measurement dates for 2009, 2008, and 2007, with the assistance of an independent appraisal company, the Company completed its annual valuation of the business to which the Company’s goodwill relates. The valuations indicated that the estimated fair value of the business was substantially in excess of the carrying value of the business in each period, with the estimated fair value of the unit exceeding the carrying value by at least 18% in each period presented. Additionally, there are no other facts or circumstances that arose during 2009, 2008 or 2007 that led management to believe the goodwill balance was impaired.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell. The Company does not have any long-lived assets that are impaired or that it intends to dispose of at December 31, 2009.

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

Equity-Based Compensation

The Company records the fair value of equity-based compensation expense for all equity-based compensation awards granted subsequent to January 1, 2006, and for the unvested portion of previously granted awards outstanding as of that date. The calculated fair value cost of its equity-based compensation awards is recognized in the Company’s income statement over the period in which an employee or director is required to provide the services for the award. Compensation cost is not recognized for employees or directors that do not render the requisite services. The Company recognized the expense for equity-based compensation in its 2009, 2008 and 2007 statements of income on a straight-line basis based upon awards that are ultimately expected to vest. See note 9, “Equity-Based Compensation.”

Net Income Per Share

Basic and diluted earnings per share (EPS) for the years ended December 31, 2009, 2008, and 2007 are as follows:

For the year ended	Net Income	Weighted Average Shares	Earnings per Share
(amounts in thousands, except per-share data)
December 31, 2009
Basic EPS	$5,933	14,808	$0.40
Dilutive effect of outstanding equity instruments	—	741	(0.02)

Diluted EPS	$5,933	15,549	$0.38

December 31, 2008
Basic EPS	$7,837	15,328	$0.51
Dilutive effect of outstanding equity instruments	—	550	(0.02)

Diluted EPS	$7,837	15,878	$0.49

December 31, 2007
Basic EPS	$4,246	16,181	$0.26
Dilutive effect of outstanding equity instruments	—	473	(0.01)

Diluted EPS	$4,246	16,654	$0.25

Weighted-average shares represent the average number of issued shares less treasury shares and shares held in the Stock Trusts, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 0.1 million, 2.0 million, and 1.7 million shares of common stock were outstanding at December 31, 2009, 2008, and 2007, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date, for equity accounts using historical exchange rates, and for revenue and expense activity using the applicable month’s average exchange rates. The Company recorded gains (losses) totaling approximately $(0.2) million in 2009, $0.5 million in 2008 and $0 in 2007 from foreign currency transactions for balances settled during the year and those balances outstanding between its subsidiaries at year-end.

Cash and Cash Equivalents, and Cash Overdrafts

For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. Total cash equivalents at December 31, 2009 and 2008 totaled $0 and $7.7 million, respectively and consisted of overnight interest-bearing deposits. Additionally, as the Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment, the change in cash overdraft, net represents the increase or decrease in outstanding checks year-over-year.

Taxes Collected from Customers

In instances where the Company collects taxes from its customers for remittance to governmental authorities, primarily in its European operations, revenue is not recorded as such taxes are recorded and presented on a net basis.

Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the consolidated balance sheets at December 31, 2009, 2008, and 2007 are as follows:

	2009	2008	2007
(amounts in thousands)
Foreign currency adjustment	$(3,205)	$(3,701)	$(1,780)
Pension loss adjustment, net of tax of $894 in 2009, $369 in 2008 and $458 in 2007	(1,321)	(229)	(404)

	$(4,526)	$(3,930)	$(2,184)

For the years ended December 31, 2009, 2008 and 2007, tax expense (benefit) associated with the pension loss adjustment, net was $(0.5) million, $0.1 million and $0.5 million, respectively.

Postretirement Benefit Obligations Resulting from Insurance Contracts

The Company records a liability for the cost of insurance related to the purchase of endorsement split-dollar life insurance arrangements for employees where the policy remains in place after the employee’s retirement. The Company calculated and recorded the present value of the postretirement benefit obligation as an adjustment to retained earnings as of January 1, 2008. This cumulative effect adjustment totaled approximately $82,000.

2.	Property, Equipment and Capitalized Software

Property, equipment and capitalized software at December 31, 2009 and 2008 are summarized as follows:

December 31,	Useful Life	2009	2008
(amounts in thousands)	(years)
Land	—	$378	$378
Buildings	30	4,542	4,441
Equipment	2-5	9,122	10,328
Furniture	5-10	3,859	4,048
Capitalized software	2-5	3,856	1,654
Other software	1-5	2,851	4,477
Leasehold improvements	3-10	3,133	3,315

		27,741	28,641
Less accumulated depreciation and amortization		(19,595)	(21,874)

		$8,146	$6,767

3.	Debt

The Company’s revolving credit agreement (Agreement) allows the Company to borrow up to $35.0 million, has a term of three years, and expires in April 2011. The Agreement has interest rates ranging from 0 to 75 basis points over the prime rate and 150 to 225 basis points over LIBOR, and provides certain of the Company’s assets as security for outstanding borrowings. At December 31, 2009 and 2008, there were no amounts outstanding under this Agreement, however, there were $0.5 million assigned to letters of credit under this Agreement at both December 31, 2009 and 2008.

The maximum amounts outstanding under the Agreement during 2009, 2008, and 2007 were $6.2 million, $13.8 million, and $13.7 million, respectively. Average bank borrowings outstanding for the years 2009, 2008, and 2007 were $0.5 million, $3.8 million, and $5.0 million, respectively, and carried weighted-average interest rates of 2.2%, 5.0%, and 7.0%, respectively. The Company incurred commitment fees totaling approximately $0.1 million in each of 2009, 2008 and 2007 relative to the Agreement. Interest paid during 2009, 2008, and 2007 totaled $0 million, $0.2 million, and $0.4 million, respectively.

The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions. The covenants are measured quarterly, and at December 31, 2009 include a leverage ratio which must be no more than 3.25 to 1, a calculation of minimum tangible net worth which must be no less than $31.9 million, and total expenditures for property, equipment and capitalized software can not exceed $5.0 million annually. The Company was in compliance with these covenants at December 31, 2009 as its leverage ratio was 0.0, its minimum tangible net worth was $36.5 million, and 2009 expenditures for property, equipment and capitalized software were $3.1 million. The Company was also in compliance with its required covenants at December 31, 2008 and December 31, 2007.

In our European operations, the Company has a variety of guarantees in place supporting office leases and performance under government projects. These guarantees totaled approximately $0.5 million at December 31, 2009.

4.	Income Taxes

The provision for income taxes for 2009, 2008, and 2007 consists of the following:

	2009	2008	2007
(amounts in thousands)
Domestic and foreign components of income before income taxes are as follows:
Domestic	$8,997	$11,798	$6,438
Foreign	679	1,540	371

	$9,676	$13,338	$6,809

The provision (benefit) for income taxes consists of:
Current tax:
U.S. federal	$2,540	$3,344	$1,753
Foreign	1,024	1,191	792
U.S. state and local	673	670	279

	4,237	5,205	2,824

Deferred tax:
U.S. federal	(443)	(215)	(132)
Foreign	(98)	357	(8)
U.S. state and local	47	154	(121)

	(494)	296	(261)

	$3,743	$5,501	$2,563

The effective and statutory income tax rate can be reconciled as follows:
Tax at statutory rate of 34%	$3,290	$4,535	$2,315
State tax, net of federal benefits	429	560	289
Benefit of state net operating losses previously offset by valuation allowances	—	(27)	(185)
Non-taxable income	(591)	(606)	(783)
Non-deductible expenses	636	919	982
Change in estimate primarily related to foreign taxes	186	407	—
Change in estimate primarily related to state taxes and tax reserves	21	(128)	65
Benefit of foreign net operating losses previously offset by valuation allowances	(9)	(56)	(60)
Tax credits	(143)	(79)	—
Other, net	(76)	(24)	(60)

	$3,743	$5,501	$2,563

Effective income tax rate	38.7%	41.2%	37.6%

The Company’s effective tax rate (ETR) is calculated based upon the full years’ operating results, and various tax related items. The Company’s normal ETR is approximately 38% to 42%. The 2009 ETR was 38.7%. The 2009 ETR was affected by an addition to the valuation allowance for net operating losses in foreign countries of approximately $0.2 million, offset by federal income tax credits of approximately $0.2 million. The 2008 ETR was 41.2%. The 2008 ETR was affected by an addition to the valuation allowance for net operating losses in foreign countries of approximately $0.4 million, offset by a net reduction in the Company’s tax reserves of approximately $0.1 million and federal income tax credits of approximately $0.1 million.

The expected relationship between foreign income before taxes and foreign provision (benefit) for income taxes differs from the actual relationship above as a result of certain foreign losses incurred in the current year for which no tax benefit has been recognized. Management has determined that it is unclear whether operations in those jurisdictions will produce taxable income in future years sufficient to realize the benefit of the current year losses in those jurisdictions. In addition, certain costs deducted for financial statement purposes are not deductible for tax purposes in certain foreign jurisdictions, such as certain employee benefit costs, resulting in a substantial increase to foreign taxable income.

The Company’s deferred tax assets and liabilities at December 31, 2009 and 2008 consist of the following:

December 31,	2009	2008
(amounts in thousands)
Assets
Deferred compensation	$4,898	$3,895
Loss carryforwards	2,792	2,661
Accruals deductible for tax purposes when paid	580	702
Depreciation	94	98
Allowance for doubtful accounts	263	250
Amortization	322	441
State taxes	662	612

Gross deferred tax assets	9,611	8,659
Deferred tax asset valuation allowance	(2,649)	(2,454)

Gross deferred tax assets less valuation allowance	6,962	6,205

Liabilities
Accrued income not recognized for tax purposes	(122)	(286)
Other	(14)	(100)

Gross deferred tax liabilities	(136)	(386)

Net deferred tax assets	$6,826	$5,819

Net deferred assets and liabilities are recorded as follows:
Net current assets	$1,382	$1,538
Net non-current assets	5,566	4,667
Net current liabilities	—	(99)
Net non-current liabilities	(122)	(287)

Net deferred tax assets	$6,826	$5,819

At December 31, 2009 and 2008, as applicable, net current liabilities and net non-current liabilities are recorded on the consolidated balance sheet in other current liabilities and other long-term liabilities, respectively. In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, the availability of qualified professional staff, and a decrease in demand for IT services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at December 31, 2009, management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

For tax purposes, the Company has various U.S. state net operating loss carryforwards totaling approximately $4.9 million. These state net operating losses have a carryforward period of 5 to 20 years and begin to expire in 2010. The Netherlands net operating loss carryforward of $8.8 million begins to expire in 2011, while in the United Kingdom the net operating loss carryforward is approximately $1.1 million, and has no expiration date.

At December 31, 2009, the Company has a deferred tax asset before the valuation allowance in the United States resulting from net operating losses in various states of approximately $0.2 million, in The Netherlands of approximately $2.2 million and approximately $0.4 million in various other countries where it does business. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future years, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of the deferred tax asset totaling $2.8 million will be realized at any point in the future. Accordingly, at December 31, 2009, the Company has offset a portion of the asset with a valuation allowance totaling $2.6 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.2 million. During 2009, the valuation allowance increased by approximately $0.2 million net, due to a variety of factors including the expiration of certain loss carryforwards in Canada of approximately $0.1 million and $0.3 million related to the establishment of a net operating loss valuation allowance related to current year losses in certain foreign jurisdictions.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2005.

A reconciliation of unrecognized tax benefits for 2008 and 2009 is as follows:

(amounts in thousands)
Balance at January 1, 2008	$289
Additions based on tax positions related to the current year	29
Additions for tax positions of prior years	7
Reductions for lapse of statute of limitations	(47)
Settlements	(211)

Balance at December 31, 2008	$67
Additions based on tax positions related to the current year	21
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Settlements	(7)

Balance at December 31, 2009	$81

The balance at December 31, 2009 of $81,000 represents gross unrecognized tax benefits that if recognized would impact the Company’s effective tax rate. No significant increase or decrease in the total amount of unrecognized tax benefits is expected within the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. As of January 1, 2007, the Company accrued approximately $15,000 in interest and penalties, as applicable. At December 31, 2009, the Company had approximately $4,000 (less the associated tax benefit) accrued for the payment of interest and penalties, as applicable.

The Company has established its unrecognized tax benefits based upon the anticipated outcome of tax positions taken for financial statement purposes compared with positions taken on the Company’s tax returns. The Company records the benefit for unrecognized tax benefits only when it is more likely than not that the position will be sustained upon examination by the taxing authorities. The Company reviews its unrecognized tax benefits on a quarterly basis. Such reviews include consideration of factors such as the cause of the action, the degree of probability of an unfavorable outcome, the Company’s ability to estimate the liability, and the timing of the liability and how it will impact the Company’s other tax attributes. At December 31, 2009, the Company believes it has adequately provided for its tax-related liabilities.

Undistributed earnings of the Company’s foreign subsidiaries were minimal at December 31, 2009, and are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. In the event that the foreign entities’ earnings were distributed, it is estimated that U.S. federal and state income taxes, net of foreign credits, would be immaterial.

In 2009, 2008, and 2007, 175,000, 140,000, and 131,000 shares of common stock, respectively, were issued through the exercise of non-qualified stock options or through the disqualifying disposition of incentive stock options. The tax benefit to the Company from these transactions, which was credited to capital in excess of par value rather than recognized as a reduction of income tax expense, was $273,000, $99,000, and $45,000 in 2009, 2008, and 2007, respectively. These tax benefits have also been recognized in the consolidated balance sheets as a reduction of income taxes payable.

Net income tax payments during 2009, 2008, and 2007 totaled $3.5 million, $4.3 million, and $1.7 million, respectively.

5.	Lease Commitments

At December 31, 2009, the Company was obligated under a number of long-term operating leases, a number of which contain renewal options with escalation clauses commensurate to local market fluctuations, however, generally limiting the increase to no more than 5.0% of the existing lease payment.

Minimum future obligations under such leases are summarized as follows:

Year ending December 31,
(amounts in thousands)
2010	$5,384
2011	3,827
2012	2,330
2013	1,108
2014	584
Later years	2,394

Minimum future obligations	$15,627

The operating lease obligations relate to the rental of office space, office equipment, and automobiles leased in Europe. Total rental expense under such operating leases for 2009, 2008, and 2007 was approximately $7.1 million, $8.1 million, and $7.4 million, respectively.

6.	Deferred Compensation Benefits

The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (ESBP) that provides certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The plan was amended as of November 30, 1994, to freeze benefits for participants at that time.

Net periodic pension cost for the years ended December 31, 2009, 2008, and 2007 for the ESBP is as follows:

Net Periodic Pension Cost—ESBP	2009	2008	2007
(amounts in thousands)
Interest cost	$516	$510	$488
Amortization of actuarial loss	87	66	99

Net periodic pension cost	$603	$576	$587

The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003.

Net periodic pension cost (benefit) for the periods ended December 31, 2009, September 29, 2008, and September 30, 2007 for the NDBP is as follows:

Net Periodic Pension Cost (Benefit)—NDBP	2009	2008	2007
(amounts in thousands)
Interest cost	$304	$300	$265
Expected return on plan assets	(310)	(391)	(338)
Amortization of actuarial loss	(9)	(5)	(18)

Net periodic pension benefit	$(15)	$(96)	$(91)

The change in benefit obligation and reconciliation of fair value of plan assets for the years ended December 31, 2009 and 2008 for the ESBP and NDBP are as follows:

	ESBP		NDBP
Changes in Benefit Obligation	2009	2008	2009	2008
(amounts in thousands)
Benefit obligation at beginning of period	$8,132	$8,147	$5,529	$5,474
Interest cost	516	510	304	300
Benefits paid	(796)	(767)	(86)	(69)
Actuarial (gain) loss	981	242	730	(169)
Effect of exchange-rate changes	—	—	120	(7)

Benefit obligation at end of period	8,833	8,132	6,597	5,529

Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of period	—	—	7,886	7,550
Actual return on plan assets	—	—	408	372
Employer contributions	796	767	—	—
Benefits paid	(796)	(767)	(86)	(69)
Effect of exchange-rate changes	—	—	142	33

Fair value of plan assets at end of period	—	—	8,350	7,886
Accrued benefit cost (asset)	$8,833	$8,132	$(1,753)	$(2,357)

Accrued benefit cost (asset) is included in the consolidated balance sheet as follows:
Non-current assets	$—	$—	$(1,753)	$(2,357)
Current liabilities	$772	$791	$—	$—
Non-current liabilities	$8,061	$7,341	$—	$—
Discount rate:
Benefit obligation	5.34%	6.34%	5.00%	5.60%
Net periodic pension cost	6.34%	6.57%	5.00%	5.60%
Salary increase rate	—	—	—	—
Expected return on plan assets	—	—	4.00%	4.00%

For the ESBP, the accumulated benefit obligation at December 31, 2009 and 2008 was $8.8 million and $8.1 million, respectively. The amounts included in other comprehensive loss relating to the pension loss adjustment in 2009 and 2008, net of tax, were approximately $0.6 million and $(0.1) million, respectively. The discount rate used in 2009 was 5.34%, which is reflective of a series of bonds that are included in the Moody’s Aa long-term corporate bond yield whose cash flow approximates the payments to participants under the ESBP for the remainder of the plan. This rate was a decrease of 100 basis points from the rate used in the prior year and resulted in an increase in the plan’s liabilities of approximately $0.9 million. Benefits paid to participants are funded by the Company as needed, and are expected to total approximately $0.8 million in 2010. The plan is deemed unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts considered sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan other than for current year benefit payments as required in 2010 or future years.

For the NDBP, the accumulated benefit obligation was $6.6 million and $5.5 million at December 31, 2009 and December 31, 2008, respectively. The discount rate used in 2009 was 5.0%, which is reflective of a series of corporate bonds whose cash flow approximates the payments to participants under the NDBP for the remainder of the plan. This rate was a decrease of 60 basis points from the rate used in the prior year and resulted in a net increase in the plan’s liabilities of approximately $0.7 million.

The assets for the NDBP are held by Aegon, a financial services firm located in the Netherlands. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets approximates the amount allocated to the NDBP in any given year. The fair value of the assets is determined using a Level 3 methodology (see note 1 “Summary of Significant Accounting Policies—Fair Value”). The calculation of fair value includes determining the present value of the future expected payments under the plan, including using assumptions such as expected market rates of return, equity and interest rate volatility, credit risk, correlations of market returns, and discount rates. In 2009 and 2008, the plan investments had a targeted minimum return to the Company of 4%, which is consistent with historical returns and the guaranteed 4% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, intends to maintain the current investment strategy of investing plan assets solely in government bonds in 2010. The Company does not anticipate making additional contributions to the plan in 2010 or future years, as the plan is currently fully funded.

Anticipated benefit payments for the ESBP and the NDBP expected to be paid in future years are as follows:

Year ending December 31,	ESBP	NDBP
(amounts in thousands)
2010	$790	$100
2011	778	107
2012	767	119
2013	748	142
2014	767	161
2015-2019	3,636	1,164

	$7,486	$1,793

The disclosures below include the ESBP, the NDBP, and the postretirement benefit plan discussed in note 7, “Employee Benefits,” under the caption “Other Postretirement Benefits.”

The amounts included in accumulated other comprehensive loss, net of tax, that have not yet been recognized as components of net periodic benefit cost as of December 31, 2009 are as follows:

	ESBP	NDBP	Post- Retirement Plan	Total
(amounts in thousands)
Unrecognized actuarial (gain) loss	$1,690	$(359)	$(64)	$1,267
Unrecognized transition obligation	—	—	55	55
Unrecognized prior service cost	—	—	(1)	(1)

	$1,690	$(359)	$(10)	$1,321

The amounts included in accumulated other comprehensive loss, net of tax, that have not yet been recognized as components of net periodic benefit cost as of December 31, 2008 were as follows:

	ESBP	NDBP	Post- Retirement Plan	Total
(amounts in thousands)
Unrecognized actuarial (gain) loss	$1,130	$(858)	$(115)	$157
Unrecognized transition obligation	—	—	73	73
Unrecognized prior service cost	—	—	(1)	(1)

	$1,130	$(858)	$(43)	$229

The amounts recognized in other comprehensive loss, net of tax, for 2009, 2008, and 2007, which primarily consist of an actuarial (gain) loss and a transition obligation, totaled $(1,093,000), $175,000, and $1,072,000, respectively. Net periodic pension cost (benefit) for the ESBP and the NDBP, net periodic postretirement benefit cost, and the amounts recognized in other comprehensive loss, net of tax, for 2009, 2008, and 2007 totaled $(466,000), $724,000, and $1,640,000, respectively.

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2010 are as follows:

	ESBP	NDBP	Post- Retirement Plan	Total
(amounts in thousands)
Unrecognized actuarial (gain) loss	$166	$—	$(6)	$160
Unrecognized transition obligation	—	—	29	29
Unrecognized prior service cost	—	—	—	—

	$166	$—	$23	$189

The Company also maintains a non-qualified defined-contribution deferred compensation plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. There were $0.3 million in contributions to the plan in 2009 for amounts earned in 2008, $0.4 million in contributions to the plan in 2008 for amounts earned in 2007, and $0.4 million in contributions to the plan in 2007 for amounts earned in 2006. The Company anticipates making contributions in 2010 totaling approximately $0.1 million to this plan for amounts earned in 2009. The investments in the plan are included in the total assets of the Company, and are discussed in note 1, “Summary of Significant Accounting Policies—Investments.” During 2009, several participants in the plan exchanged a portion of their investments for stock units which represent shares of the Company’s common stock. In exchange for the funds received, the Company issued shares out of treasury stock equivalent to the number of share units received by the participants. These shares of common stock are not entitled to any voting rights and the holders will not receive dividends, if any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

7.	Employee Benefits

401(k) Profit-Sharing Retirement Plan

The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. At its discretion, the Company may match up to 50% of the first 6% of eligible wages contributed by the participants. During part of 2009, the Company reduced its match from 50% of the first 6% of eligible wages to 50% of the first 4% of eligible wages. Company contributions consist of cash, and may include the Company’s stock, were funded and charged to operations in the amounts of $1.4 million, $2.5 million, and $2.3 million for 2009, 2008, and 2007, respectively.

Other Retirement Plans

The Company maintains various other defined contribution retirement plans covering substantially all of the remaining European employees. Company contributions charged to operations were $0.1 million in 2009 and $0.2 million in both 2008 and 2007.

The Company provides limited healthcare and life insurance benefits to nine retired employees and their spouses, totaling 13 participants, pursuant to contractual agreements.

Net periodic postretirement benefit cost for the years ended December 31, 2009, 2008, and 2007 is as follows:

Net Periodic Postretirement Benefit Cost	2009	2008	2007
(amounts in thousands)
Interest cost	$23	$40	$39
Amortization of transition amount	29	29	29
Amortization of actuarial loss (gain)	(13)	—	4

Net periodic postretirement benefit cost	$39	$69	$72

No adjustments were made to the 2009, 2008 or 2007 net periodic postretirement benefit cost due to Medicare reform as the amounts were deemed to be insignificant.

The change in postretirement benefit obligation at December 31, 2009 and 2008 is as follows:

Changes in Postretirement Benefit Obligation	2009	2008
(amounts in thousands)
Postretirement benefit obligation at beginning of year	$379	$655
Interest cost	23	40
Benefits paid	(52)	(75)
Actuarial (gain) / loss	61	(241)

Postretirement benefit obligation at end of year	411	379
Fair value of plan assets at end of year	—	—

Accrued postretirement benefit obligation	$411	$379

Accrued postretirement benefit obligation is included in the consolidated balance sheet as follows:
Current liabilities	$37	$36
Non-current liabilities	$374	$343
Discount rate:
Benefit obligation	5.22%	6.34%
Net periodic postretirement benefit cost	6.34%	6.51%
Salary increase rate	—	—

The discount rate used in 2009 to calculate the benefit obligation was 5.22%, which is reflective of a series of bonds that are included in the Moody’s Aa long-term corporate bond yield whose cash flow approximates the payments to participants for the remainder of the plan. For December 31, 2009, the Company updated its methodology for determining the average cost of benefits provided to retirees from prior years which caused a decrease in accrued post retirement benefit obligation from 2008 to 2009. Benefits paid to participants are funded by the Company as needed.

Anticipated benefit payments for the postretirement medical plan are expected to be paid in future years as follows:

Year ending December 31,
(amounts in thousands)
2010	$38
2011	39
2012	38
2013	38
2014	38
2015-2019	159

$350

The rate of increase in healthcare costs is assumed to be 8.5% for medical, 5.5% for dental, and 5.0% for Medicare Part B in 2010, gradually declining to 6.0% for medical and 5.0% for both dental and Medicare Part B by the year 2015. Increasing the assumed healthcare cost trend rate by one percentage point would increase the accrued postretirement benefit obligation by $26,600 at December 31, 2009, and the net periodic postretirement benefit cost by $1,100 for the year. A one-percentage-point decrease in the healthcare cost trend would decrease the accrued postretirement benefit obligation by $25,000 at December 31, 2009, and the net periodic postretirement benefit cost by $1,000 for the year.

Employee Health Insurance

The Company provides various health insurance plans for its employees, including a self-insured plan for its employees in the U.S.

8.	Shareholders’ Equity

Employee Stock Purchase Plan

Under the Company’s First Employee Stock Purchase Plan (Plan), employees may apply up to 10% of their compensation to purchase the Company’s common stock. Shares are purchased at the closing market price on the business day preceding the date of purchase. As of December 31, 2009, approximately 73,000 shares remain unissued under the Plan, of the total of 11.5 million shares that had been authorized under the Plan. During 2009, 2008, and 2007, approximately 23,000, 24,000, and 28,000 shares, respectively, were purchased under the Plan at an average price of $4.97, $4.80, and $4.63 per share, respectively.

Shareholder Rights Plan

The Board of Directors adopted a Shareholder Rights Plan in January 1989 that was subsequently amended in 1999 to extend the expiration of the plan to November 2008. The plan expired in 2008 as it was not renewed.

Stock Trusts

The Company maintains a Stock Employee Compensation Trust (SECT) to provide funding for existing employee stock plans and benefit programs. Shares of the Company’s common stock are purchased by and released from the SECT by the trustee of the SECT at the request of the compensation committee of the Board of Directors. As of December 31, 2009, all shares remaining in the SECT were unallocated and, therefore, are not considered outstanding for purposes of calculating earnings per share.

SECT activity for the years ended December 31, 2009, 2008, and 2007 is as follows:

	2009	2008	2007
(amounts in thousands)
Share balance at beginning of year	3,304	3,318	3,564
Shares released:
Stock option plans	—	(8)	(131)
Employee Stock Purchase Plan	—	(6)	(28)
Restricted stock issuance	—	—	(87)

Share balance at end of year	3,304	3,304	3,318

During 1999, the Company created an Omnibus Stock Trust (OST) to provide funding for various employee benefit programs. During 1999, the OST purchased 59,000 shares of the Company’s common stock for $1.0 million. Shares of the Company’s common stock are released from the OST by the trustee at the request of the compensation committee of the Board of Directors. During 2009, 2008, and 2007, no shares were purchased or released by the OST.

Preferred Stock

At December 31, 2009 and 2008, the Company has 2,500,000 shares of par value $0.01 preferred stock authorized for issuance, but none outstanding.

9.	Equity-Based Compensation

The Company issues stock options and restricted stock in exchange for employee and director services. In accordance with current accounting standards, the calculated cost of its equity-based compensation awards is recognized in the Company’s consolidated statements of income over the period in which an employee or director is required to provide the services for the award. Compensation cost will not be recognized for employees or directors that do not render the requisite services. The Company recognizes the expense for equity-based compensation in its consolidated income statements on a straight-line basis based upon awards that are ultimately expected to vest.

Equity-based compensation expense, tax benefit and net after tax cost for 2009, 2008 and 2007 are as follows:

	2009	2008	2007
(amounts in thousands)
Equity-based compensation	$1,447	$991	$863
Tax benefit	512	353	294

Net expense	$935	$638	$569

On April 26, 2000, the shareholders approved the Company’s 2000 Equity Award Plan (Equity Plan). Under the provisions of the Equity Plan, stock options, restricted stock, stock appreciation rights, and other awards may be granted or awarded to employees and directors of the Company. The compensation committee of the Board of Directors determines the nature, amount, pricing, and vesting of the grant or award. All options and awards remain in effect until the earlier of the expiration, exercise, or surrender date. Options generally become exercisable in three or four equal annual installments, beginning one year from the date of grant. In certain limited instances, options granted at fair market value are expected to vest nine and one-half years from the date of grant. A total of 5,150,000 shares may be awarded under this plan, and 365,818 shares are available for grant as of December 31, 2009.

On April 24, 1991, the shareholders approved the Company’s 1991 Employee Stock Option Plan (1991 Plan). Under the provisions of the 1991 Plan, options may be granted to employees and directors of the Company. The exercise price for options granted under this plan is equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Incentive stock options generally become exercisable in four annual installments of 25% of the shares covered by the grant, beginning one year from the date of grant, and expire six years after becoming exercisable. Nonqualified stock options generally become exercisable in either four or five annual installments of 25 or 20%, respectively, of the shares covered by the grant, beginning one year from the date of grant, and expire up to 15 years from the date of grant. All options remain in effect until the earlier of the expiration, exercise, or surrender date. There are no options available for grant under this plan as of December 31, 2009.

Under the Company’s 1991 Restricted Stock Plan, a total of 800,000 shares of restricted stock may be granted to certain key employees, and 615,750 shares are available for grant as of December 31, 2009.

The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. The per-option weighted-average fair value on the date of grant of stock options granted in 2009, 2008, and 2007 was $2.01, $1.61, and $1.72, respectively. The fair value of the options at the date of grant was estimated using the following weighted-average assumptions for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Expected life (years)	3.4	3.3	3.4
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.8%	3.2%	4.7%
Expected volatility	58.4%	42.0%	47.4%

The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the option granted to estimate the expected volatility for the grants made in 2007, 2008 and 2009. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of paying dividends, and the expectation of paying dividends in the foreseeable future.

During 2007, 2008 and 2009, the Company issued restricted stock to certain employees and its independent directors. For the employees, the stock vests over a period of four years, with 25% of the stock issued vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock is fully vested. The Company is recognizing compensation expense for these shares ratably over the expected term of the restricted stock, or four years. For the independent directors, the issued stock vests at retirement. As the directors are eligible for retirement from the Company’s Board of Directors at any point, the Company recognized the expense associated with these shares on the date of grant. The shares of restricted stock issued are considered outstanding, and are eligible to receive dividends, if any are paid, and can be voted. However, only vested shares of outstanding restricted stock are included in the calculation of basic earnings per share.

As of December 31, 2009, total remaining stock-based compensation expense for non-vested equity-based compensation is approximately $1.7 million, which is expected to be recognized on a weighted-average basis over the next 16 months. Historically, the Company has issued shares out of treasury stock and its SECT to fulfill the share requirements from stock option exercises and restricted stock grants.

A summary of stock option activity under the Equity Plan and 1991 Plan is as follows:

	Equity Plan Options	Weighted- Average Exercise Price	1991 Plan Options	Weighted- Average Exercise Price
Outstanding at December 31, 2006	3,348,875	$3.91	652,826	$12.55
Granted	475,500	$4.52	—	—
Exercised	(87,750)	$3.83	(42,750)	$2.87
Canceled and forfeited	(122,750)	$4.58	(60,875)	$21.74
Expired	—	—	(65,654)	$20.18

Outstanding at December 31, 2007	3,613,875	$3.97	483,547	$11.21
Granted	395,300	$4.90	—	—
Exercised	(199,422)	$4.03	(23,500)	$3.07
Canceled and forfeited	(187,953)	$4.80	(11,000)	$15.23
Expired	(24,000)	$5.54	(118,987)	$18.07

Outstanding at December 31, 2008	3,597,800	$4.01	330,060	$9.18
Granted	380,500	$4.81	—	—
Exercised	(237,483)	$3.17	(21,750)	$3.93
Canceled and forfeited	(23,500)	$4.57	(1,500)	$16.19
Expired	(18,500)	$5.02	(41,771)	$12.50

Outstanding at December 31, 2009	3,698,817	$4.14	265,039	$9.04

Options exercisable at December 31, 2009	2,755,818	$4.09	265,039	$9.04

For 2009, 2008 and 2007, the intrinsic value of the options exercised under the Equity Plan was approximately $970,293, $431,995 and $101,300, respectively, while the intrinsic value of the options exercised under the 1991 Plan for the same years was $80,768, $71,888 and $72,100, respectively.

A summary of restricted stock activity under the Equity Plan and the 1991 Restricted Stock Plan is as follows:

	Equity Plan Restricted Stock	Weighted- Average Fair Value	1991 Restricted Stock Plan	Weighted- Average Fair Value
Outstanding at December 31, 2006	95,500	$4.39	—	$4.52
Granted	45,000	$4.70	41,500	$4.52
Released	(8,875)	$4.65	—	$4.52
Canceled and forfeited	(1,500)	$4.65	(4,500)	$4.52

Outstanding at December 31, 2007	130,125	$4.48	37,000	$4.52
Granted	62,710	$4.47	62,000	$4.79
Released	(29,585)	$4.51	(9,250)	$4.52
Canceled and forfeited	(1,500)	$4.65	(3,750)	$4.63

Outstanding at December 31, 2008	161,750	$4.47	86,000	$4.71
Granted	75,000	$6.12	89,000	$4.90
Released	(7,625)	$4.65	(23,625)	$4.69
Canceled and forfeited	—	—	—	—

Outstanding at December 31, 2009	229,125	$5.00	151,375	$4.82

Options Outstanding at December 31, 2009

A summary of options outstanding as of December 31, 2009 for the Equity Plan and 1991 Plan is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Equity Plan
$1.40	120,000	$1.40	8.0	$793,200
$2.24 – $3.26	1,033,375	$3.12	7.0	$5,052,464
$3.48 – $4.90	2,061,442	$4.51	7.3	$7,205,359
$5.25 – $5.94	484,000	$5.40	8.1	$1,260,880

	3,698,817	$4.14	7.3	$14,311,903

1991 Plan
$2.88	10,125	$2.88	1.3	$51,992
$5.13 – $6.13	200,136	$5.96	4.2	$409,579
$16.19 – $21.94	36,958	$17.94	2.3	$—
$26.06 – $30.31	17,820	$28.69	3.4	$—

	265,039	$9.04	3.8	$461,571

Options Exercisable at December 31, 2009

A summary of options exercisable at December 31, 2009 for the Equity Plan and the 1991 Plan is as follows:

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Equity Plan
$1.40	120,000	$1.40	8.0	$793,200
$2.24 – $3.26	793,375	$3.16	7.2	$3,846,964
$3.48 – $4.90	1,358,443	$4.40	7.0	$4,899,517
$5.25 – $5.94	484,000	$5.40	8.1	$1,260,880

	2,755,818	$4.09	7.3	$10,800,561

1991 Plan
$2.88	10,125	$2.88	1.3	$51,992
$5.13 – $6.13	200,136	$5.96	4.2	$409,579
$16.19 – $21.94	36,958	$17.94	2.3	$—
$26.06 – $30.31	17,820	$28.69	3.4	$—

	265,039	$9.04	3.8	$461,571

The aggregate intrinsic values as calculated in the above charts are based upon the Company’s closing stock price on December 31, 2009 of $8.01 per share.

10.	Significant Customer

International Business Machines (IBM) is the Company’s largest customer. In 2009, 2008, and 2007, IBM accounted for $71.2 million or 25.8%, $108.3 million or 30.6%, and $96.0 million or 29.5% of the Company’s consolidated revenue, respectively. The Company’s accounts receivable from IBM at December 31, 2009 and 2008 amounted to $9.7 million and $8.5 million, respectively. The Company expects to continue to derive a significant portion of its revenue from IBM in 2010 and in future years. However, a significant decline in revenue from IBM would have a significant negative effect on the Company’s revenue and profits. No other customer accounted for more than 10% of revenue in 2009, 2008, or 2007.

11.	Contingencies

The Company and its subsidiaries are involved from time to time in various legal proceedings and tax audits arising in the ordinary course of business. At December 31, 2009 and 2008, the Company is in discussion with various governmental agencies relative to tax matters, including income, sales and use, and property and franchise taxes. The outcome of these audits and legal proceedings, if any, involving the Company and its subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such audits cannot be accurately predicted. As management has made an estimate of its potential liability for these audits at December 31, 2009 and 2008, the Company does not expect the conclusion of these matters to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

Financial Information About Geographic Areas	2009	2008	2007
(amounts in thousands)
Revenue from External Customers
United States	$211,265	$272,242	$250,097
Belgium(1)	42,326	53,773	46,499
Other European countries	20,418	24,437	25,598
Other countries	1,551	2,761	3,091

Total revenue	$275,560	$353,213	$325,285

Long-lived Assets
United States	$7,362	$5,710	$4,513
Belgium	562	826	921
Other European countries	222	231	307

Total long-lived assets	$8,146	$6,767	$5,741

Deferred Tax Assets, Net of Valuation Allowance
United States	$6,962	$6,205	$6,297
Europe	—	—	146
Other countries	—	—	98

Total deferred tax assets, net	$6,962	$6,205	$6,541

(1)	Revenues for Belgium have been disclosed separately as they exceeded 10% of our consolidated revenues for the years presented.

13.	Quarterly Financial Data (Unaudited)

	Quarters
	First	Second	Third	Fourth		Total
(amounts in thousands, except per-share data)
2009
Revenue	$74,556	$66,580	$66,771	$67,653		$275,560
Direct costs	57,836	51,628	51,570	52,667		213,701

Gross profit	16,720	14,952	15,201	14,986		61,859
Selling, general, and administrative expenses	14,313	12,528	12,713	12,416		51,970

Operating income	2,407	2,424	2,488	2,570		9,889
Interest and other income (expense), net	(151)	(29)	(29)	(4)		(213)

Income before income taxes	2,256	2,395	2,459	2,566		9,676
Provision for income taxes	954	1,000	853	936		3,743

Net income	$1,302	$1,395	$1,606	$1,630		$5,933

Basic net income per share	$0.09	$0.09	$0.11	$0.11		$0.40

Diluted net income per share	$0.09	$0.09	$0.10	$0.10		$0.38

	Quarters
	First	Second	Third	Fourth		Total
(amounts in thousands, except per-share data)
2008
Revenue	$86,683	$94,071	$89,131	$83,328		$353,213
Direct costs	67,941	72,425	69,488	64,679		274,533

Gross profit	18,742	21,646	19,643	18,649		78,680
Selling, general, and administrative expenses	16,360	17,658	16,167	15,413		65,598

Operating income	2,382	3,988	3,476	3,236		13,082
Interest and other income (expense), net	(48)	(69)	(55)	428	**	256

Income before income taxes	2,334	3,919	3,421	3,664		13,338
Provision for income taxes	930	1,869	1,340	1,362		5,501

Net income	$1,404	$2,050	$2,081	$2,302		$7,837

Basic net income per share	$0.09	$0.13	$0.14	$0.15		$0.51

Diluted net income per share	$0.09	$0.13	$0.13	$0.15		$0.49

**	During the 2008 fourth quarter, the Company recorded a net foreign currency exchange gain on intercompany balances totaling approximately $0.5 million on balances settled during the quarter and those balances outstanding between its subsidiaries at December 31, 2008.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act, as amended) as of the end of the period covered by this annual report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Our independent registered public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting. Their report appears in Item 9A (b), Attestation Report of the Registered Public Accounting Firm.

(b)	Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Computer Task Group, Incorporated:

We have audited Computer Task Group, Incorporated’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Computer Task Group, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(a)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Computer Task Group, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Computer Task Group, Incorporated as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Buffalo, New York
February 25, 2010

(c)	Changes in Internal Control Over Financial Reporting

The Company continues to review, revise and improve the effectiveness of the Company’s internal controls on a continuous basis. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this annual report. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this annual report, which ended on December 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required in response to this item is incorporated herein by reference to the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors and Committees” in relation to the “Audit Committee” subsection, and “Corporate Governance and Website Information” in the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 12, 2010 (Proxy Statement) to be filed with the SEC not later than 120 days after the end of the year ended December 31, 2009, except insofar as information with respect to executive officers is presented in Part I, Item 1 of this report pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

The information required in response to this item is incorporated herein by reference to the information under the caption “The Board of Directors and Committees” and “Compensation Discussion and Analysis” presented in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required in response to this item is incorporated herein by reference to the information under the caption “Security Ownership of the Company’s Common Shares by Certain Beneficial Owners and by Management” presented in the Proxy Statement.

The following table sets forth, as of December 31, 2009, certain information related to the Company’s compensation plans under which shares of its common stock are authorized for issuance:

Equity Compensation Plan Information as of December 31, 2009

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2000 Equity Award Plan	3,698,817	$4.14	365,818
1991 Employee Stock Option Plan	265,039	$9.04	—
1991 Restricted Stock Plan	—	—	615,750
Equity compensation plans not approved by security holders
None	—	—	—

Total	3,963,856	$4.47	981,568

At December 31, 2009, the Company did not have any outstanding rights or warrants. All outstanding awards are either stock options or restricted stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required in response to this item is incorporated herein by reference to the information under the caption “Certain Relationships and Related Person Transactions, and Director Independence” presented in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required in response to this item is incorporated herein by reference to the information under the caption “Appointment of Auditors for Fiscal 2009 and Fees” presented in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(A)	Index to Consolidated Financial Statements and Financial Statement Schedule

(B)	Exhibits

The Exhibits to this annual report on Form 10-K are listed on the attached Exhibit Index appearing on pages 67 to 69.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Computer Task Group, Incorporated:

Under date of February 25, 2010, we reported on the consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Buffalo, New York February 25, 2010

COMPUTER TASK GROUP, INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at January 1	Additions		Deductions		Balance at December 31
2009
Accounts deducted from accounts receivable
Allowance for doubtful accounts	$1,005	$99	(A)	$(140	)(A)	$964
Accounts deducted from deferred tax assets
Deferred tax asset valuation allowance	$2,454	$324	(B)	$(129	)(B)	$2,649
Accounts deducted from other assets
Reserves	$575	$—		$—		$575
2008
Accounts deducted from accounts receivable
Allowance for doubtful accounts	$955	$503	(A)	$(453	)(A)	$1,005
Accounts deducted from deferred tax assets
Deferred tax asset valuation allowance	$2,492	$308	(B)	$(346	)(B)	$2,454
Accounts deducted from other assets
Reserves	$575	$—		$—		$575
2007
Accounts deducted from accounts receivable
Allowance for doubtful accounts	$866	$303	(A)	$(214	)(A)	$955
Accounts deducted from deferred tax assets
Deferred tax asset valuation allowance	$2,768	$619	(B)	$(895	)(B)	$2,492
Accounts deducted from other assets
Reserves	$575	$—		$—		$575

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

Dated: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

(i)	Principal Executive Officer	Chairman and Chief Executive Officer	February 25, 2010

/s/ James R. Boldt James R. Boldt

(ii)	Principal Accounting and Principal Financial Officer	Chief Financial Officer	February 25, 2010

/s/ Brendan M. Harrington Brendan M. Harrington

(iii)	Directors

	/s/ Thomas E. Baker Thomas E. Baker	Director	February 25, 2010

	/s/ James R. Boldt James R. Boldt	Director	February 25, 2010

	/s/ Randall L. Clark Randall L. Clark	Director	February 25, 2010

	/s/ Randolph A. Marks Randolph A. Marks	Director	February 25, 2010

	/s/ William D. McGuire William D. McGuire	Director	February 25, 2010

	/s/ John M. Palms John M. Palms	Director	February 25, 2010

	/s/ Daniel J. Sullivan Daniel J. Sullivan	Director	February 25, 2010

EXHIBIT INDEX

Exhibit		Description	Page Number or (Reference)
3.	(a)	Restated Certificate of Incorporation of Registrant	(1)

	(b)	Restated By-laws of Registrant	(2)

4.	(a)	Restated Certificate of Incorporation of Registrant	(1)

	(b)	Restated By-laws of Registrant	(2)

	(c)	Specimen Common Stock Certificate

10.	(a)	Non-Compete Agreement, dated as of March 1, 1984, between Registrant and Randolph A. Marks	(2) +

	(b)	Stock Employee Compensation Trust Agreement, dated May 3, 1994, between Registrant and Thomas R. Beecher, Jr., as trustee	(2) +

	(c)	Demand Grid Note, dated October 29, 1997, between Registrant and Computer Task Group, Incorporated Stock Employee Compensation Trust	(2) +

	(d)	Pledge Agreement, between the Registrant and Thomas R. Beecher, Jr., as Trustee of the Computer Task Group, Incorporated Stock Employee Compensation Trust	(2) +

	(e)	Stock Purchase Agreement, dated as of February 25, 1981, between Registrant and Randolph A. Marks	(3) +

	+	Management contract or compensatory plan or arrangement

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

Exhibit		Description	Page Number or (Reference)
10.	(f)	2009 Key Employee Compensation Plans	(4) +

	(g)	Computer Task Group, Incorporated Non-Qualified Key Employee Deferred Compensation Plan	(2) +

	(h)	1991 Restricted Stock Plan	(1) +

	(i)	Computer Task Group, Incorporated 2000 Equity Award Plan	(5) +

	(j)	Executive Supplemental Benefit Plan 1997 Restatement	(1) +

	(k)	First Amendment to the Computer Task Group, Incorporated Executive Supplemental Benefit Plan 1997 Restatement	(1) +

	(l)	Compensation Arrangements for the Named Executive Officers	# +

	(m)	Change in Control Agreement, dated January 1, 2009, between the Registrant and James R. Boldt, as amended and restated	(6) +

	(n)	Employment Agreement, dated January 1, 2009, between the Registrant and James R. Boldt, as amended and restated	(6) +

	(o)	Officer Change in Control Agreement	(6) +

	(p)	First Employee Stock Purchase Plan (Eighth Amendment and Restatement)	(1) +

	(q)	Loan Agreement By and Among Manufacturers and Traders Trust Company and Computer Task Group, Incorporated	(7)

	#	Filed herewith

	(4)	Included in the Registrant’s definitive Proxy Statement dated April 2009 under the caption entitled “Annual Cash Incentive Compensation,” and incorporated herein by reference

	(5)	Filed as an Exhibit to the Registrants Form 8-K on November 18, 2008, and incorporated herein by reference

	(6)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference

	(7)	Filed as an Exhibit to the Registrants Form 8-K on April 21, 2005, and incorporated herein by reference

Exhibit		Description	Page Number or (Reference)
10.	(r)	Third Amendment to the Loan Agreement, dated February 4, 2008, among Computer Task Group, Incorporated, Manufacturers and Traders Trust Company and Key Bank National Association	(8)

	(s)	1991 Employee Stock Option Plan	(9)

	(t)	2010 Equity Award Plan	# +

	(u)	Non-Employee Director Deferred Compensation Plan	# +

14.		Code of Ethics	(10)

21.		Subsidiaries of the Registrant	#

23.		Consent of experts and counsel	#

31.	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

32.		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	#

	(8)	Filed as an Exhibit to the Registrants Form 8-K on February 8, 2008, and incorporated herein by reference

	(9)	Filed as an Exhibit to the Registrants Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference

	(10)	Included at the internet address specified in the Registrant’s definitive Proxy Statement dated April 2010 under the caption entitled “Corporate Governance and Website Information,” and incorporated herein by reference