Form 10-Q
period 2010-04-02
COMPUTER TASK GROUP INC
filed 2010-05-04
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 2, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of each class	Shares outstanding at April 30, 2010
Common stock, par value $.01 per share	18,131,233

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
	April 2, 2010	April 3, 2009
	(amounts in thousands, except per share data)
Revenue	$78,489	$74,556
Direct costs	61,481	57,836
Selling, general and administrative expenses	13,919	14,313

Operating income	3,089	2,407
Interest and other income	27	53
Interest and other expense	(74)	(204)

Income before income taxes	3,042	2,256
Provision for income taxes	1,256	954

Net income	$1,786	$1,302

Net income per share:
Basic	$0.12	$0.09

Diluted	$0.11	$0.09

Weighted average shares outstanding:
Basic	14,722	14,943
Diluted	16,006	15,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(Unaudited)

	April 2, 2010	Dec. 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$4,163	$10,423
Accounts receivable, net of allowances of $915 and $964 in 2010 and 2009, respectively	51,949	45,423
Prepaid and other current assets	2,012	2,000
Deferred income taxes	1,380	1,382

Total current assets	59,504	59,228

Property, equipment and capitalized software, net of accumulated depreciation and amortization of $19,463 and $19,595 in 2010 and 2009, respectively	8,284	8,146
Goodwill	35,678	35,678
Deferred income taxes	5,676	5,566
Other assets	5,233	5,473
Investments	734	631

Total assets	$115,109	$114,722

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,652	$7,741
Accrued compensation	20,088	20,095
Advance billings on contracts	1,662	1,510
Other current liabilities	3,586	3,901
Income taxes payable	1,314	208

Total current liabilities	32,302	33,455

Long-term debt	945	—
Deferred compensation benefits	8,779	8,865
Other long-term liabilities	677	684

Total liabilities	42,703	43,004

Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	112,404	112,473
Retained earnings	64,955	63,169
Less: Treasury stock of 8,878,162 and 8,876,891 shares at cost, respectively	(44,888)	(44,585)
Stock Trusts of 3,363,351 and 3,363,335 shares at cost, respectively	(55,083)	(55,083)
Accumulated other comprehensive loss	(5,252)	(4,526)

Total shareholders’ equity	72,406	71,718

Total liabilities and shareholders’ equity	$115,109	$114,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
	April 2, 2010	April 3, 2009
	(amounts in thousands)
Cash flows from operating activities:
Net income	$1,786	$1,302
Adjustments:
Depreciation and amortization expense	392	433
Equity-based compensation expense	306	196
Deferred income taxes	(129)	(291)
Gain on sales of property and equipment	(2)	(5)
Deferred compensation	(39)	(65)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(7,271)	1,646
Increase in prepaid and other current assets	(42)	(78)
Decrease in other assets	142	293
Decrease in accounts payable	(1,583)	(759)
Increase (decrease) in accrued compensation	303	(3,376)
Increase in income taxes payable	1,209	1,093
Increase (decrease) in advance billings on contracts	167	(778)
Decrease in other current liabilities	(274)	(10)
Increase in other long-term liabilities	—	21

Net cash used in operating activities	(5,035)	(378)

Cash flows from investing activities:
Additions to property, equipment and capitalized software	(572)	(842)
Deferred compensation plan investments	(93)	(223)
Proceeds from sales of property and equipment	2	7

Net cash used in investing activities	(663)	(1,058)

Cash flows from financing activities:
Proceeds from long-term debt, net Change in cash overdraft, net	945 (366)	— (982)
Proceeds from Employee Stock Purchase Plan	43	29
Purchase of stock for treasury	(955)	(557)
Excess tax benefits from equity-based compensation	21	—
Proceeds from stock option exercises	216	—

Net cash used in financing activities	(96)	(1,510)

Effect of exchange rate changes on cash and cash equivalents	(466)	(136)

Net decrease in cash and cash equivalents	(6,260)	(3,082)
Cash and cash equivalents at beginning of year	10,423	10,973

Cash and cash equivalents at end of quarter	$4,163	$7,891

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

The Company’s fiscal year-end is December 31. During the year, the quarters are generally a 13-week fiscal quarter where the last day of each of the first three quarters is a Friday. The 2010 first quarter began January 1, 2010 and ended April 2, 2010. The 2009 first quarter began January 1, 2009 and ended April 3, 2009. There were 65 billable days in the 2010 first quarter and 66 billable days in the 2009 first quarter.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include, but are not limited to the valuation of goodwill, valuation allowances for deferred tax assets, actuarial assumptions including discount rates and expected rates of return on assets, as applicable, for the Company’s defined benefit and postretirement benefit plans, the allowance for doubtful accounts receivable, assumptions underlying stock option valuation, investment valuation, legal matters, other contingencies, and progress toward completion and direct profit or loss on contracts. Management believes that the information and disclosures provided herein are adequate to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC.

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

IT solutions and IT staffing revenue as a percentage of total revenue for the quarters ended April 2, 2010 and April 3, 2009 is as follows:

	For the Quarter Ended
	April 2, 2010	April 3, 2009
IT solutions	32%	34%
IT staffing	68%	66%

Total	100%	100%

The Company promotes a significant portion of its services through four vertical market focus areas: Technology Service Providers, Healthcare (which includes services provided to health care providers, health insurers, and life sciences companies), Energy and Financial Services. The Company focuses on these four vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.

The Company’s revenue by vertical market as a percentage of total revenue for the quarters ended April 2, 2010 and April 3, 2009 is as follows:

	For the Quarter Ended
	April 2, 2010	April 3, 2009
Technology service providers	35%	31%
Healthcare	27%	28%
Energy	7%	9%
Financial services	7%	8%
General markets	24%	24%

Total	100%	100%

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

Level 1 – quoted prices in active markets for identical assets or liabilities (observable)

Level 2 – inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3 – unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At April 2, 2010 and December 31, 2009, the carrying amounts of the Company’s cash and cash equivalents of $4.2 million and $10.4 million, respectively, and long-term debt of $0.9 million and $0, respectively, approximated fair value.

The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to measure on a fair value basis any of its individual contracts during the quarters ended April 2, 2010 and April 3, 2009.

Capitalized Software Costs

As of April 2, 2010, the Company has capitalized a total of approximately $4.2 million for eight projects either developed for internal use or developed to be leased or otherwise marketed. During 2008, the Company began to amortize two of these projects as they were complete. Accumulated amortization for these two projects totaled $0.2 million as of April 2, 2010.

Taxes Collected from Customers

In instances where the Company collects taxes from its customers for remittance to governmental authorities, primarily in its European operations, revenue is not recorded as such taxes are recorded and presented on a net basis.

3. Investments

The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At April 2, 2010, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.7 million and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see “Fair Value” in Note 2). These investments totaled $0.6 million at December 31, 2009, and were also classified as trading securities. Unrealized gains and losses on these securities are recorded in earnings and were nominal in the first quarter in both 2010 and 2009.

4. Net Income Per Share

Basic and diluted earnings per share for the quarters ended April 2, 2010 and April 3, 2009 are as follows:

	For the Quarter Ended
	April 2, 2010	April 3, 2009
	(amounts in thousands, except per share data)
Weighted-average number of shares outstanding during period	14,722	14,943
Common Stock equivalents – incremental shares primarily under stock option plans	1,284	103

Number of shares on which diluted earnings per share is based	16,006	15,046

Net income	$1,786	$1,302

Net income per share:
Basic	$0.12	$0.09

Diluted	$0.11	$0.09

Certain options representing 0.2 million and 3.0 million shares of common stock were outstanding at April 2, 2010 and April 3, 2009, respectively, but were not included in the computation of diluted earnings per share as they were anti-dilutive.

5. Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at April 2, 2010 and December 31, 2009 are as follows:

	April 2,	December 31,
	2010	2009
	(amounts in thousands)
Foreign currency adjustment	$(3,940)	$(3,205)
Pension loss adjustment, net of tax of $883 in 2010 and $894 in 2009	(1,312)	(1,321)

Accumulated other comprehensive loss	$(5,252)	$(4,526)

Total comprehensive income for the quarters ended April 2, 2010 and April 3, 2009 are as follows:

	For the Quarter Ended
	April 2, 2010	April 3, 2009
	(amounts in thousands)
Net income	$1,786	$1,302
Foreign currency	(735)	(687)
Pension gain (loss)	9	(57)

Comprehensive income	$1,060	$558

6. Income Taxes

The Company’s effective tax rate (ETR) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal ETR is 38 to 42% of pre-tax income. The 2010 first quarter ETR was within the range at 41.3%. The 2009 first quarter ETR was 42.3%, and was primarily affected by the recording of a valuation allowance of approximately $0.2 million against 2009 losses incurred by one of the Company’s foreign operations.

7. Deferred Compensation and Other Benefits

The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (ESBP) that provides certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The ESBP was amended as of November 1994 to freeze benefits for participants at that time.

Net periodic pension cost for the quarters ended April 2, 2010 and April 3, 2009 for the ESBP are as follows:

	For the Quarter Ended
	April 2, 2010	April 3, 2009
	(amounts in thousands)
Interest cost	$113	$129
Amortization of unrecognized net loss	42	22

Net periodic pension cost	$155	$151

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan other than for benefit payments as required in 2010 and future years.

The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (NDBP) when the Company disposed of its subsidiary CTG Nederland B.V. Benefits paid are a function of a percentage of career average pay. The plan was curtailed for additional contributions in January 2003.

Net periodic pension benefit for the quarters ended April 2, 2010 and April 3, 2009 for the NDBP are as follows:

	For the Quarter Ended
	April 2, 2010	April 3, 2009
	(amounts in thousands)
Interest cost	$79	$72
Expected return on plan assets	(80)	(73)
Amortization of actuarial gain	—	(2)

Net periodic pension benefit	$(1)	$(3)

The Company does not anticipate making contributions to the NDBP in 2010 or future years as the NDBP is currently over-funded. The assets for the NDBP are held by Aegon, a financial services firm located in The Netherlands. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the amount allocated to the NDBP in any given year. The fair value of the assets is determined using a Level 3 methodology (see note 2 – Fair Value). The calculation of fair value includes determining the present value of the future expected payments under the plan, including using assumptions such as expected market rates of return, equity and interest rate volatility, credit risk, correlations of market returns, and discount rates. In 2009, the plan investments had a targeted minimum return to the Company of 4%, which is consistent with historical returns and the guaranteed 4% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, continues to maintain the current investment strategy of investing plan assets solely in government bonds in 2010.

The Company also maintains its Key Employee Non-Qualified Deferred Compensation Plan, a defined-contribution plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made contributions to this plan in the 2010 first quarter totaling approximately $0.1 million for amounts earned in 2009. The investments in the plan are included in the total assets of the Company, and are discussed in Note 3, “Investments.” During the first quarter of 2009, certain participants in the plan exchanged a portion of their investments for stock units which represent shares of the Company’s common stock. In exchange for the funds received, the Company issued stock out of treasury stock equivalent to the number of share units received by the participant. These shares of common stock are not entitled to any voting rights and the holders will not receive dividends if any are paid. The shares are being held by the Company, and will be released to the participant as prescribed by their payment election under the plan.

8. Equity-Based Compensation

During the 2010 first quarter, the Company granted options representing 366,150 shares. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. For the 2010 first quarter, the per-option weighted-average fair value of options granted was $3.09. The fair value of the options granted in the 2010 first quarter was estimated using the following weighted-average assumptions:

Quarter Ended April 2, 2010
Expected volatility	65.3%
Risk-free interest rate	1.5%
Expected term (years)	3.1
Expected dividend yield	0.0%

The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the option granted to estimate the expected volatility for the grants made in the 2010 first quarter. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of paying dividends, and the expectation of paying dividends in the foreseeable future.

During the 2010 first quarter, the Company also issued restricted stock representing 77,000 shares to certain of its employees on February 16, 2010 with a value of $7.18 per share. The stock vests over a period of four years, with 25% of the stock issued vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock is fully vested to the employee. The Company is recognizing compensation expense for these shares over the expected term of the restricted stock, or four years. The restricted shares issued are considered outstanding, and are eligible to receive dividends if any are paid, and can be voted. However, only vested shares of outstanding restricted stock are included in the basic earnings per share calculation. The shares for the employees were granted from the 1991 Restricted Stock Plan. The Company issued shares out of treasury stock to fulfill the share requirements from stock option exercises and restricted stock grants during the 2010 first quarter.

9. Treasury Stock

During the 2010 first quarter, the Company used approximately $1.0 million to purchase approximately 130,000 shares of its stock for treasury pursuant to the Company’s share repurchase program. At April 2, 2010, approximately 0.4 million shares remain authorized for future purchases.

10. Significant Customer

In the 2010 first quarter, IBM was the Company’s largest customer, accounting for $22.6 million or 28.8% of consolidated revenue as compared with $19.1 million or 25.6% of revenue in the comparable 2009 period. The Company’s accounts receivable from IBM at April 2, 2010 and April 3, 2009 totaled $12.8 million and $10.3 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended April 2, 2010

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements by management of Computer Task Group, Incorporated (“CTG” or “the Company”) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including, among other factors, the following: (i) industry and economic conditions, including fluctuations in demand for information technology (IT) services and the deterioration in market conditions, (ii) the availability to us of qualified professional staff, (iii) domestic and foreign industry competition for customers and talent, (iv) rate and wage inflation or deflation, (v) risks associated with operating in foreign jurisdictions, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the IT solutions and staffing industry, taxes and the Company’s operations in particular, (vii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (viii) consolidation among the Company’s competitors or customers, (ix) the partial or complete loss of the revenue the Company generates from IBM, (x) the need to supplement or change our IT services in response to new service offerings in the industry, and (xi) the risks described in Item 1A of the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) and from time to time in the Company’s other reports filed with the SEC.

Industry Trends

The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that it serves. The pace of technological change and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been, and management believes, will continue to be strong. The Company has responded to these challenging business conditions by focusing on two main services, which are providing IT solutions and IT staffing to its clients. IT solutions and IT staffing revenue as a percentage of total revenue for the quarters ended April 2, 2010 and April 3, 2009 are as follows:

	For the Quarter Ended
	April 2, 2010	April 3, 2009
IT solutions	32%	34%
IT staffing	68%	66%

Total	100%	100%

The Company promotes a significant portion of its services through four vertical market focus areas: Technology Service Providers, Healthcare (which includes services provided to health care providers, health insurers, and life sciences companies), Energy, and Financial Services. The Company focuses on these four vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.

The Company’s revenue by vertical market as a percentage of total revenue for the quarters ended April 2, 2010 and April 3, 2009 are as follows:

	For the Quarter Ended
	April 2, 2010	April 3, 2009
Technology service providers	35%	31%
Healthcare	27%	28%
Energy	7%	9%
Financial services	7%	8%
General markets	24%	24%

Total	100%	100%

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. The Company’s competition varies significantly by geographic region, as well as by the type of service provided. Many of the Company’s competitors are larger than CTG, and have greater financial, technical, sales and marketing resources. In addition, the Company frequently competes with a client’s own internal IT staff. Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India and Asia). There can be no assurance that CTG will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods for the quarters ended April 2, 2010 and April 3, 2009 are as follows:

	For the Quarter Ended
	April 2, 2010	April 3, 2009
Time-and-material	92%	91%
Progress payment	5%	7%
Percentage-of-completion	3%	2%

Total	100%	100%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenues.

For the Quarter ended:	April 2, 2010		April 3, 2009
	(amounts in thousands)
Revenue	100.0%	$78,489	100.0%	$74,556
Direct costs	78.3%	61,481	77.6%	57,836
Selling, general, and administrative expenses	17.8%	13,919	19.2%	14,313

Operating income	3.9%	3,089	3.2%	2,407
Interest and other expense, net	—	(47)	(0.2)%	(151)

Income before income taxes	3.9%	3,042	3.0%	2,256
Provision for income taxes	1.6%	1,256	1.3%	954

Net income	2.3%	$1,786	1.7%	$1,302

In the 2010 first quarter, the Company recorded revenue of $78.5 million, an increase of 5.3% compared with revenue of $74.6 million recorded in the 2009 first quarter. There were 65 billable days in the 2010 first quarter and 66 billable days in the 2009 first quarter. Revenue from the Company’s North American operations totaled $61.9 million in the 2010 first quarter, an increase of 8.9% when compared with revenue in the 2009 first quarter of $56.9 million. Revenue from the Company’s European operations in the 2010 first quarter totaled $16.6 million, a decrease of 6.4% when compared with revenue in the 2009 first quarter of $17.7 million. The European revenue represented 21.1% and 23.7% of 2010 and 2009 first quarter consolidated revenue, respectively. The Company’s revenue includes reimbursable expenses billed to customers. These expenses totaled $1.9 million and $1.6 million in the 2010 and 2009 first quarters, respectively.

The revenue increase in the 2010 first quarter as compared with the corresponding 2009 period is due to strengthening demand primarily for the Company’s IT staffing services, which began to increase in August 2009. The company’s headcount increased by approximately 200 employees since December 31, 2009, and was approximately 3,100 employees at April 2, 2010, which was an increase from 2,700 employees at April 3, 2009. IT staffing revenue increased 7.8% and IT solutions revenue increased 0.3% in the 2010 first quarter as compared with the corresponding 2009 period. The IT solutions revenue increase was constrained primarily due to current difficult economic conditions which have negatively impacted companies purchasing project related services in CTG’s energy and financial services vertical markets, and from health insurers and life sciences companies in the healthcare vertical.

The decrease in revenue in the Company’s European operations was primarily due to weakness in all segments of this business due to the European economy. This revenue decrease was offset by the strength of the currencies of Belgium, the United Kingdom, Luxembourg, and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2010 first quarter as compared to the 2009 first quarter, the average value of the Euro increased 5.8% while the average value of the British Pound increased 8.5%. Had there been no change in these exchange rates from the first quarter of 2009 to the first quarter of 2010, total European revenue would have been approximately $0.9 million lower, or $15.7 million as compared with the $16.6 million reported. Operating income was not significantly affected by the change in exchange rates year-over-year.

In the 2010 first quarter, IBM was the Company’s largest customer, accounting for $22.6 million or 28.8% of consolidated revenue as compared with $19.1 million or 25.6% of revenue in the comparable 2009 period. The Company’s current National Technical Services (NTS Agreement) contract with IBM continues until July 1, 2011. As part of the NTS Agreement, the Company also provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as sole provider to the Systems and Technology Group business unit. We expect to continue to derive a significant portion of our revenue from IBM throughout the remainder of 2010 and in future years. However, a significant decline or the loss of the revenue from IBM would have a significant negative effect on our operating results. The Company’s accounts receivable from IBM at April 2, 2010 and April 3, 2009 totaled $12.8 million and $10.3 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in either the first quarter of 2010 or 2009.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 78.3% of revenue in the 2010 first quarter as compared with 77.6% of revenue in the 2009 first quarter. The increase in direct costs as a percentage of revenue in the 2010 first quarter compared with the corresponding 2009 period is due to a change in the business mix resulting from a significant increase in the Company’s IT staffing business in 2010, which has higher direct costs than the Company’s IT solutions business. In the 2010 first quarter, the Company’s IT staffing business represented 68% of total consolidated revenue as compared to 66% in the 2009 first quarter.

Selling, general and administrative (SG&A) expenses were 17.8% of revenue in first quarter of 2010 and 19.2% in the 2009 corresponding period. The SGA year-over-year decrease as a percentage of revenue is primarily due to disciplined cost management coupled with the economies of scale associated with revenue growth.

Operating income was 3.9% of revenue in the 2010 first quarter as compared with 3.2% of revenue in the 2009 first quarter. Operating income from North American operations was $2.5 million and $2.4 million in the 2010 and 2009 first quarters, respectively, while European operations recorded operating income of $0.6 million in the first quarter of 2010 and less than $0.1 million of operating income in the corresponding 2009 period.

The Company’s effective tax rate (ETR) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal ETR is 38 to 42% of pre-tax income. The 2010 first quarter ETR was within the range at 41.3%. The 2009 first quarter ETR was 42.3%, and was primarily affected by the recording of a valuation allowance of approximately $0.2 million against 2009 losses incurred by one of the Company’s foreign operations.

Net income for the 2010 first quarter was 2.3% of revenue or $0.11 per diluted share, compared with net income of 1.7% of revenue or $0.09 per diluted share in the 2009 first quarter. Diluted earnings per share were calculated using 16.0 million weighted-average equivalent shares outstanding for the quarter ended April 2, 2010, and 15.0 million weighted-average equivalent shares outstanding for the quarter ended April 3, 2009. The number of equivalent shares outstanding increased year-over-year due to an increase in the Company’s stock price which increased the dilutive effect of outstanding stock options, but was somewhat offset by the purchase of approximately 0.7 million shares for treasury during the last three quarters of 2009 and the first quarter of 2010.

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

Income Taxes – Deferred Taxes and Valuation Allowances – At April 2, 2010, the Company had a total of $6.9 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At April 2, 2010, the Company had deferred tax assets recorded resulting from net operating losses totaling approximately $2.7 million. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether some of these deferred tax assets will be realized at any point in the future. At April 2, 2010, the Company has offset a portion of these deferred tax assets with a valuation allowance totaling $2.5 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.2 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% increase or decrease in the ETR in the 2010 first quarter would have increased or decreased, respectively, net income in the quarter by approximately $30,000.

Goodwill valuation – The Company has a goodwill balance of $35.7 million recorded as of April 2, 2010. As of the fiscal month-end October 2009, with the assistance of an independent appraisal company, the Company completed its annual valuation of the business to which the Company’s goodwill relates. The valuation indicated that the estimated fair value of the business was substantially in excess of its carry value by approximately 21%. Additionally, no facts or circumstances have arisen since October 2009 that have led management to believe the goodwill may be impaired.

Other Estimates – The Company has also made a number of estimates and assumptions relating to the reporting of other assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements pursuant to the rules and regulations of the SEC. Such estimates primarily relate to actuarial assumptions including discount rates and expected rates of return on assets, as applicable, for the Company’s defined benefit and postretirement benefit plans, an allowance for doubtful accounts receivable, assumptions underlying stock option valuation, investment valuation, legal matters, other contingencies, and progress toward completion and direct profit or loss on contracts. As future events and their effects can not be determined with precision, actual results could differ from these estimates. Changes in the economic climates in which the Company operates may affect these estimates and will be reflected in the Company’s financial statements in the event they occur.

Financial Condition and Liquidity

Cash used in operating activities was $5.0 million in the 2010 first quarter (2010 period) as compared with cash used in operating activities of $0.4 million in the 2009 first quarter (2009 period). In the 2010 period, net income totaled $1.8 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation expense, and deferred taxes totaled a net of $0.5 million. In the 2009 period, net income was $1.3 million, while the corresponding non-cash adjustments netted to $0.3 million. In the 2010 period, accounts receivable balances increased $7.3 million, and decreased $1.6 million in the 2009 period. The increase in the accounts receivable balance in the 2010 period resulted from the 5.3% increase in revenue year-over-year, and an increase in days sales outstanding (DSO) of three days to 61 days at April 2, 2010 as compared with 58 days at April 3, 2009. The increase in DSO is due to a change in the business mix at April 2, 2010 from that of previous periods. The decrease in accounts receivable in the 2009 period was due to a decreasing revenue trend from the previous period. Accounts payable decreased $1.6 million in the 2010 period as compared to a decrease of $0.8 million in the 2009 period due to the timing of certain payments near quarter-end. Income taxes payable increased $1.2 million in both the 2010 and 2009 periods primarily due to the timing of estimated tax payments.

Investing activities used $0.7 million in the 2010 period as compared to $1.1 million in the 2009 period. The cash used in the 2010 period primarily represented the additions to property, equipment and capitalized software of $0.6 million and net contributions to the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan (the Plan) of $0.1 million. Additions to property and equipment in the 2009 period totaled approximately $0.8 million, while net purchases of investments in the Plan totaled $0.2 million. The Company has no significant commitments for the purchase of property or equipment at April 2, 2010.

Financing activities used $0.1 million of cash in the 2010 period, while financing activities used $1.5 million in the 2009 period. At April 2, 2010, the Company had $0.9 million outstanding under its revolving credit line, the term of which extends to April 2011. No amount was outstanding at April 3, 2009. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. During the 2010 period, the average outstanding daily balance under the Company’s revolving line of credit was approximately $1.7 million, while the average outstanding balance under this line of credit was less than $0.2 million in the 2009 period.

The Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at April 2, 2010 include a leverage ratio which must be no more than 3.25 to 1, a calculation of minimum tangible net worth which must be no less than $33.5 million, and total expenditures for property, equipment and capitalized software can not exceed $5.0 million annually. The Company was in compliance with these covenants at April 2, 2010 as its leverage ratio was 0.08, tangible net worth was $37.5 million, and 2010 year-to-date expenditures for property, equipment and capitalized software were $0.6 million. The Company was also in compliance with its required covenants at April 3, 2009. When considering current market conditions and the Company’ s current operating results, the Company believes it will be able to meet its covenants, as applicable, for the remainder of 2010 and future years.

During the 2010 period, the Company used $1.0 million to purchase approximately 130,000 shares of its stock for treasury. At April 2, 2010, a total of approximately 0.4 million shares are authorized for future purchases. During the 2009 period, the Company used $0.6 million to purchase approximately 0.2 million shares of its stock for treasury.

The Company believes existing internally available funds, cash potentially generated from future operations, and borrowings available under the Company’s revolving line of credit totaling $29.1 million at April 2, 2010 are sufficient to meet foreseeable working capital, capital expenditure, and stock repurchase requirements, and to allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2010 or 2009 first quarters.

Contractual Obligations

The Company did not enter into any significant contractual obligations during the year-to-date period ended April 2, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations.

In February 2008, the Company entered into an amendment of its credit agreement which extended the expiration date of the agreement to April 2011. This credit agreement allows the Company to borrow up to $35.0 million based upon available collateral. At April 2, 2010 and April 3, 2009, there were $0.9 million and $0 amounts outstanding under the credit agreement, respectively. At April 2, 2010 and April 3, 2009, there was $0.4 million and $0.5 million outstanding under letters of credit under the credit agreement, respectively.

The maximum amounts outstanding under the Company’s credit agreements during the quarters ended April 2, 2010 and April 3, 2009 were $6.0 million and $2.2 million, respectively. Average bank borrowings outstanding for such quarters were $1.7 million and $0.2 million, respectively. Accordingly, during the quarter ended April 2, 2010, a one percent increase in the weighted-average interest rate would have cost the Company an additional $4,000.

During the first quarter of 2010, revenue was affected by the year-over-year foreign currency exchange rate changes of Belgium, the United Kingdom, Luxembourg and Germany, which are the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom, the functional currency is the British Pound. Had there been no change in these exchange rates during the first quarter of 2010 as compared to the corresponding 2009 period, total European revenue would have been approximately $0.9 million lower, or $15.7 million as compared with the $16.6 million reported. Operating income in Europe was not significantly affected by the change in these exchange rates.

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

Changes in Internal Control over Financial Reporting

The Company reviews its internal controls on a continuous basis. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report, and concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on April 2, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs*
Jan. 1 – Jan. 31	46,098	$7.17	46,098	503,697
Feb. 1 – Feb. 28	56,902	$7.11	56,902	446,795
Mar. 1 – Apr. 2	28,000	$7.69	28,000	418,795

Total	131,000	$7.26	131,000	418,795

*	The Company’s share repurchase program (originally announced on May 12, 2005) does not have an expiration date, nor was it terminated during the first quarter of 2010.
**	Excludes broker commissions

Item 3.	Default Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Page

31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	22

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	23

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	24

*  *  *  *  *  *  *

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By:	/s/ Brendan M. Harrington
Brendan M. Harrington

Title:	Chief Financial Officer

Date: May 4, 2010