Form 10-Q
period 2010-07-02
COMPUTER TASK GROUP INC
filed 2010-08-05
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 2, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of each class	Shares outstanding at July 30, 2010
Common stock, par value $.01 per share	18,041,828

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

Revenue	$81,142	$66,580	$159,631	$141,136
Direct costs	63,350	51,628	124,831	109,464
Selling, general and administrative expenses	14,303	12,528	28,222	26,841

Operating income	3,489	2,424	6,578	4,831
Interest and other income	4	19	31	72
Interest and other expense	(75)	(48)	(149)	(252)

Income before income taxes	3,418	2,395	6,460	4,651
Provision for income taxes	1,513	1,000	2,769	1,954

Net income	$1,905	$1,395	$3,691	$2,697

Net income per share:
Basic	$0.13	$0.09	$0.25	$0.18

Diluted	$0.12	$0.09	$0.23	$0.18

Weighted average shares outstanding:
Basic	14,728	14,874	14,725	14,908
Diluted	16,095	15,373	16,051	15,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(Unaudited)

	July 2, 2010	Dec. 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$8,584	$10,423
Accounts receivable, net of allowances of $886 and $964 in 2010 and 2009, respectively	50,914	45,423
Prepaid and other current assets	2,737	2,000
Deferred income taxes	1,276	1,382

Total current assets	63,511	59,228

Property, equipment and capitalized software, net of accumulated depreciation and amortization of $18,450 and $19,595 in 2010 and 2009, respectively	8,362	8,146
Goodwill	35,678	35,678
Deferred income taxes	5,643	5,566
Other assets	5,064	5,473
Investments	601	631

Total assets	$118,859	$114,722

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,583	$7,741
Accrued compensation	25,576	20,095
Advance billings on contracts	1,415	1,510
Other current liabilities	3,371	3,901
Income taxes payable	297	208

Total current liabilities	36,242	33,455

Deferred compensation benefits	8,774	8,865
Other long-term liabilities	667	684

Total liabilities	45,683	43,004

Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	112,987	112,473
Retained earnings	66,860	63,169
Less: Treasury stock of 8,908,946 and 8,876,891 shares at cost, respectively	(45,371)	(44,585)
Stock Trusts of 3,363,351 and 3,363,335 shares at cost, respectively	(55,083)	(55,083)
Other	(120)	—
Accumulated other comprehensive loss	(6,367)	(4,526)

Total shareholders’ equity	73,176	71,718

Total liabilities and shareholders’ equity	$118,859	$114,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Two Quarters Ended
	July 2, 2010	July 3, 2009
Cash flows from operating activities:
Net income	$3,691	$2,697
Adjustments:
Depreciation and amortization expense	798	853
Equity-based compensation expense	678	507
Deferred income taxes	(17)	(430)
Loss (gain) on sales of property and equipment	(4)	6
Deferred compensation	(117)	(60)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(7,463)	6,369
Increase in prepaid and other current assets	(804)	(211)
Decrease in other assets	168	422
Decrease in accounts payable	(1,497)	(787)
Increase (decrease) in accrued compensation	6,351	(1,837)
Increase in income taxes payable	283	570
Decrease in advance billings on contracts	(65)	(848)
Decrease in other current liabilities	(356)	(821)
Increase in other long-term liabilities	—	30

Net cash provided by operating activities	1,646	6,460

Cash flows from investing activities:
Additions to property, equipment and capitalized software	(1,110)	(1,534)
Deferred compensation plan investments	24	(167)
Proceeds from sales of property and equipment	4	10

Net cash used in investing activities	(1,082)	(1,691)

Cash flows from financing activities:
Change in cash overdraft, net	(318)	—
Proceeds from Employee Stock Purchase Plan	80	53
Purchase of stock for treasury	(1,710)	(1,684)
Excess tax benefits from equity-based compensation	160	22
Proceeds from stock option exercises	456	29

Net cash used in financing activities	(1,332)	(1,580)

Effect of exchange rate changes on cash and cash equivalents	(1,071)	532

Net increase (decrease) in cash and cash equivalents	(1,839)	3,721
Cash and cash equivalents at beginning of year	10,423	10,973

Cash and cash equivalents at end of quarter	$8,584	$14,694

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

The Company’s fiscal year-end is December 31. During the year, the quarters generally are a 13-week fiscal quarter where the last day of each of the first three quarters is a Friday. The 2010 second quarter began April 3, 2010 and ended July 2, 2010. The 2009 second quarter began April 4, 2009 and ended July 3, 2009. There were 64 billable days in the 2010 second quarter and 63 billable days in the 2009 second quarter, and 129 total billable days in the first two quarters of both 2010 and 2009.

2.	Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include, but are not limited to the valuation of goodwill, valuation allowances for deferred tax assets, actuarial assumptions including discount rates and expected rates of return on assets, as applicable, for the Company’s defined benefit and postretirement benefit plans, the allowance for doubtful accounts receivable, assumptions underlying stock option valuation, investment valuation, legal matters, other contingencies, and progress toward completion and direct profit or loss on contracts. Management believes that the information and disclosures provided herein are adequate to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC.

The Company operates in one industry segment, providing Information Technology (“IT”) services to its clients. These services include IT solutions and IT staffing. CTG provides these primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements.

IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and two quarters ended July 2, 2010 and July 3, 2009 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
IT solutions	32%	35%	32%	34%
IT staffing	68%	65%	68%	66%

Total	100%	100%	100%	100%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and two quarters ended July 2, 2010 and July 3, 2009 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Technology service providers	38%	32%	36%	31%
Healthcare	27%	27%	27%	28%
Energy	7%	10%	7%	9%
Financial services	6%	8%	7%	8%
General markets	22%	23%	23%	24%

Total	100%	100%	100%	100%

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

Level 1 – quoted prices in active markets for identical assets or liabilities (observable)

Level 2 – inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3 – unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At July 2, 2010 and December 31, 2009, the carrying amounts of the Company’s cash and cash equivalents of $8.6 million and $10.4 million, respectively, approximated fair value.

The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to measure on a fair value basis any of its individual contracts during the quarter or year-to-date periods ended July 2, 2010 or July 3, 2009.

Capitalized Software Costs

During the quarter and two quarters ended July 2, 2010, the Company recorded capitalized software costs of $270,000 and $645,000, respectively, and as of that date has capitalized a total of $4.5 million for projects either developed for internal use or developed to be leased or otherwise marketed. During 2008, the Company began to amortize several of the smaller projects as they were complete. During 2010, the Company began to amortize one of the larger projects. Accumulated amortization for these projects totaled $0.3 million as of July 2, 2010.

Taxes Collected from Customers

In instances where the Company collects taxes from its customers for remittance to governmental authorities, primarily in its European operations, revenue is not recorded as such taxes are recorded and presented on a net basis.

3.	Net Income Per Share

Basic and diluted earnings per share for the quarter and two quarters ended July 2, 2010 and July 3, 2009 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
	(amounts in thousands, except per share data)
Weighted-average number of shares outstanding during period	14,728	14,874	14,725	14,908
Common Stock equivalents - incremental shares primarily under stock option plans	1,367	499	1,326	302

Number of shares on which diluted earnings per share is based	16,095	15,373	16,051	15,210

Net income	$1,905	$1,395	$3,691	$2,697

Net income per share:
Basic	$0.13	$0.09	$0.25	$0.18

Diluted	$0.12	$0.09	$0.23	$0.18

Certain options representing 0.4 million and 1.8 million shares of common stock were outstanding at July 2, 2010 and July 3, 2009, respectively, but were not included in the computation of diluted earnings per share as they were anti-dilutive.

4.	Investments

The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At both July 2, 2010 and December 31, 2009, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.6 million and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see “Fair Value” in Note 2). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2010 and 2009 second quarters and the 2010 and 2009 year-to-date periods.

5.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at July 2, 2010 and December 31, 2009 are as follows:

	July 2, 2010	December 31, 2009
	(amounts in thousands)
Foreign currency adjustment	$(5,055)	$(3,205)
Pension loss adjustment, net of tax of $875 in 2010 and $894 in 2009	(1,312)	(1,321)

Accumulated other comprehensive loss	$(6,367)	$(4,526)

Total comprehensive income for the quarter and two quarters ended July 2, 2010 and July 3, 2009 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
	(amounts in thousands)
Net income	$1,905	$1,395	$3,691	$2,697
Foreign currency	(1,115)	1,021	(1,850)	334
Pension loss	—	61	9	4

Comprehensive income	$790	$2,477	$1,850	$3,035

6.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal ETR is 38% to 42% of pre-tax income. The 2010 second quarter ETR was 44.3% and the 2010 year-to-date ETR was 42.9%. During the second quarter of 2010, the Company incurred severance expense related to the downsizing of one of its foreign subsidiaries, which caused the subsidiary to incur a loss during the quarter. Management has determined that the realizability of the tax benefit of the losses incurred by that subsidiary in 2010 is uncertain. As a result of this uncertainty, management has recorded a full valuation allowance against this taxable loss. In addition, in 2010 the US federal government has not extended the “Credit for Increasing Research Activities,” which had in previous years reduced the Company’s ETRs. These two factors were the primary reasons that the 2010 second quarter and year-to-date ETRs were above the normal range. The 2009 second quarter ETR was 41.8%, and the 2009 year-to-date ETR was 42%.

7.	Deferred Compensation and Other Benefits

The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (“ESBP”) that provides certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The ESBP was amended as of November 1994 to freeze benefits for participants at that time.

Net periodic pension cost for the quarter and two quarters ended July 2, 2010 and July 3, 2009 for the ESBP are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
	(amounts in thousands)
Interest cost	$113	$129	$226	$258
Amortization of unrecognized net loss	42	22	84	44

Net periodic pension cost	$155	$151	$310	$302

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

The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (“NDBP”) when the Company disposed of its subsidiary CTG Nederland B.V. Benefits paid are a function of a percentage of career average pay. The plan was curtailed for additional contributions in January 2003.

Net periodic pension benefit for the quarter and two quarters ended July 2, 2010 and July 3, 2009 for the NDBP are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
	(amounts in thousands)
Interest cost	$76	$74	$155	$146
Expected return on plan assets	(77)	(75)	(157)	(148)
Amortization of actuarial gain	—	(2)	—	(4)

Net periodic pension benefit	$(1)	$(3)	$(2)	$(6)

The Company does not anticipate making contributions to the NDBP in 2010 or future years as the NDBP is currently over-funded. The assets for the NDBP are held by Aegon, a financial services firm located in The Netherlands. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the amount allocated to the NDBP in any given year. The fair value of the assets is determined using a Level 3 methodology (see note 2 – Fair Value), including using assumptions such as expected market rates of return, equity and interest rate volatility, credit risk, correlations of market returns, and discount rates. In 2009, the plan investments had a targeted minimum return to the Company of 4%, which is consistent with historical returns and the guaranteed 4% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, continues to maintain the current investment strategy of investing plan assets solely in government bonds in 2010.

The Company maintains a Key Employee Non-Qualified Deferred Compensation Plan, a defined-contribution plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made contributions to this plan for amounts earned in 2009 totaling $0.1 million in the 2010 year-to-date period. The investments in the plan are included in the total assets of the Company, and are discussed in Note 4, “Investments.” During 2009 and 2010, certain participants in the plan exchanged a portion of their investments for stock units which represent shares of the Company’s common stock. In exchange for the funds received, the Company issued stock out of treasury stock equivalent to the number of share units received by the participant. These shares of common stock are not entitled to any voting rights and the holders will not receive dividends if any are paid. The shares are being held by the Company, and will be released to the participant as prescribed by their payment election under the plan.

During the 2010 second quarter, the Company’s shareholders approved the Non-Employee Director Deferred Compensation Plan. Also during the 2010 second quarter, a cash contribution was made to the plan for the Company’s six non-employee directors totaling approximately $0.1 million. At the time the contribution was made, the non-employee directors elected to exchange their cash contributions to the plan to purchase stock units which represent shares of the Company’s common stock. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan discussed above, in exchange for funds received, the Company issued stock out of treasury stock equivalent to the number of share units received by the participants. These shares of common stock are not entitled to any voting rights and the holders will not receive dividends if any are paid. The shares are being held by the Company, and will be released to the non-employee directors as prescribed by their payment election under the plan.

8.	Treasury Stock

During the 2010 second quarter, the Company used approximately $0.8 million to purchase approximately 100,000 shares of its stock for treasury pursuant to the Company’s share repurchase program. For the year-to-date period ended July 2, 2010, the Company used approximately $1.7 million to purchase approximately 230,000 shares pursuant to the repurchase program. At July 2, 2010, approximately 0.3 million shares remain authorized for future purchases.

9.	Significant Customer

In the 2010 second quarter, IBM was the Company’s largest customer, accounting for $25.6 million or 31.5% of consolidated revenue as compared with $17.1 million or 25.7% of revenue in the comparable 2009 period. In the 2010 year-to-date period, IBM accounted for $48.2 million or 30.2% of consolidated revenue, compared with $36.2 million or 25.6% of consolidated revenue in the comparable 2009 period. The Company’s accounts receivable from IBM at July 2, 2010 and July 3, 2009 totaled $13.5 million and $9.4 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Two Quarters Ended July 2, 2010

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements by management of Computer Task Group, Incorporated (“CTG” or “the Company”) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including, among other factors, the following: (i) industry and economic conditions, including fluctuations in demand for information technology (“IT”) services and the deterioration in market conditions, (ii) the availability to us of qualified professional staff, (iii) domestic and foreign industry competition for customers and talent, (iv) rate and wage inflation or deflation, (v) risks associated with operating in foreign jurisdictions, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the IT solutions and staffing industry, taxes and the Company’s operations in particular, (vii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (viii) consolidation among the Company’s competitors or customers, (ix) the partial or complete loss of the revenue the Company generates from IBM, (x) the need to supplement or change our IT services in response to new service offerings in the industry, and (xi) the risks described in Item 1A of the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and from time to time in the Company’s other reports filed with the SEC.

Industry Trends

The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that it serves. The pace of technological change and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been, and management believes, will continue to be strong. The Company has responded to these challenging business conditions by focusing on two main services, which are providing IT solutions and IT staffing to its clients. IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and two quarters ended July 2, 2010 and July 3, 2009 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
IT solutions	32%	35%	32%	34%
IT staffing	68%	65%	68%	66%

Total	100%	100%	100%	100%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and two quarters ended July 2, 2010 and July 3, 2009 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Technology service providers	38%	32%	36%	31%
Healthcare	27%	27%	27%	28%
Energy	7%	10%	7%	9%
Financial services	6%	8%	7%	8%
General markets	22%	23%	23%	24%

Total	100%	100%	100%	100%

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. The Company’s competition varies significantly by geographic region, as well as by the type of service provided. Many of the Company’s competitors are larger than CTG, and have greater financial, technical, sales and marketing resources. In addition, the Company frequently competes with a client’s own internal IT staff. Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India and other parts of Asia). There can be no assurance that CTG will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods for the quarter and two quarters ended July 2, 2010 and July 3, 2009 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Time-and-material	93%	91%	92%	91%
Progress payment	5%	7%	5%	7%
Percentage-of-completion	2%	2%	3%	2%

Total	100%	100%	100%	100%

Results of Operations

The tables below set forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenues.

For the Quarter ended:	July 2, 2010		July 3, 2009
	(amounts in thousands)
Revenue	100.0%	$81,142	100.0%	$66,580
Direct costs	78.1%	63,350	77.6%	51,628
Selling, general, and administrative expenses	17.6%	14,303	18.8%	12,528

Operating income	4.3%	3,489	3.6%	2,424
Interest and other expense, net	(0.1)%	(71)	—	(29)

Income before income taxes	4.2%	3,418	3.6%	2,395
Provision for income taxes	1.9%	1,513	1.5%	1,000

Net income	2.3%	$1,905	2.1%	$1,395

For the Two Quarters ended:	July 2, 2010		July 3, 2009
	(amounts in thousands)
Revenue	100.0%	$159,631	100.0%	$141,136
Direct costs	78.2%	124,831	77.6%	109,464
Selling, general, and administrative expenses	17.7%	28,222	19.0%	26,841

Operating income	4.1%	6,578	3.4%	4,831
Interest and other expense, net	(0.1)%	(118)	(0.1)%	(180)

Income before income taxes	4.0%	6,460	3.3%	4,651
Provision for income taxes	1.7%	2,769	1.4%	1,954

Net income	2.3%	$3,691	1.9%	$2,697

In the 2010 second quarter, the Company recorded revenue of $81.1 million, an increase of 21.9% compared with revenue of $66.6 million recorded in the 2009 second quarter. There were 64 billable days in the 2010 second quarter and 63 billable days in the 2009 second quarter. Revenue from the Company’s North American operations totaled $66.7 million in the 2010 second quarter, an increase of 29.5% when compared with revenue in the 2009 second quarter of $51.5 million. Revenue from the Company’s European operations in the 2010 second quarter totaled $14.4 million, a decrease of 4.2% when compared with revenue in the 2009 second quarter of $15.1 million. The European revenue represented 17.8% and 22.6% of 2010 and 2009 second quarter consolidated revenue, respectively. The Company’s revenue includes reimbursable expenses billed to customers, which totaled $2.2 million and $1.6 million in the 2010 and 2009 second quarters, respectively.

In the first two quarters of 2010, the Company recorded revenue of $159.6 million, an increase of 13.1% compared with revenue of $141.1 million recorded in the first two quarters of 2009. There were 129 billable days in the first two quarters of both 2010 and 2009. Revenue from the Company’s North American operations totaled $128.6 million in the first two quarters of 2010, an increase of 18.7% when compared with revenue in the first two quarters of 2009 of $108.4 million. Revenue from the Company’s European operations in the first two quarters of 2010 totaled $31.0 million, a decrease of 5.4% when compared with revenue in the first two quarters of 2009 of $32.7 million. The European revenue represented 19.4% and 23.2% of 2010 and 2009 year-to-date consolidated revenue, respectively. Reimbursable expenses billed to customers and included in revenue totaled $4.1 million and $3.2 million in the 2010 and 2009 year-to-date periods, respectively.

The revenue increase in the 2010 second quarter and first two quarters as compared with the corresponding 2009 periods is due to strengthening demand primarily for the Company’s IT staffing services, which began to increase in August 2009. IT staffing revenue increased 26.2% and 15.5% in the 2010 second quarter and first two quarters as compared with the corresponding 2009 periods, respectively. The company’s headcount was approximately 3,200 employees at July 2, 2010, which was an increase of approximately 300 employees from 2,900 at December 31, 2009, and an increase of approximately 500 employees from 2,700 at July 3, 2009. IT solutions revenue increased 13.8% and 8.4% in the 2010 second quarter and first two quarters as compared with the corresponding 2009 periods, respectively. The IT solutions revenue increase was driven by an increase in the Company’s electronic medical records work which was partially offset by negative conditions for services in CTG’s energy vertical market.

The decrease in revenue in the Company’s European operations in both the 2010 second quarter and first two quarters as compared with the corresponding 2009 periods was primarily due to weakness in all segments of this business due to the challenging European economy. This revenue decrease was also impacted by the weakness of the currencies of Belgium, the United Kingdom, Luxembourg, and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2010 second quarter as compared with the 2009 second quarter, the average value of the Euro decreased 6.7% while the average value of the British Pound decreased 4.1%. Had there been no change in these exchange rates from the 2009 second quarter to the 2010 second quarter, total European revenue would have been approximately $1.0 million higher, or $15.4 million as compared with the $14.4 million reported. Operating income was reduced by approximately $0.1 million in the 2010 second quarter as compared with the 2009 second quarter due to the change in exchange rates year-over-year. Financial results for the Company’s European operations in the first two quarters of 2010 were not significantly impacted by the year-over-year change in exchange rates from the corresponding 2009 period. In the first two quarters of 2010 as compared with the first two quarters of 2009, the average value of the Euro decreased 0.5% while the average value of the British Pound increased 2.0%.

In the 2010 second quarter, IBM was the Company’s largest customer, accounting for $25.6 million or 31.5% of consolidated revenue as compared with $17.1 million or 25.7% of revenue in the comparable 2009 period. In the first two quarters of 2010, IBM accounted for $48.2 million or 30.2% of consolidated revenue, compared with $36.2 million or 25.6% of consolidated revenue in the comparable 2009 period. The Company’s current National Technical Services (“NTS Agreement”) contract with IBM continues until July 1, 2011. As part of the NTS Agreement, the Company also provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as sole provider to the Systems and Technology Group business unit. We expect to continue to derive a significant portion of our revenue from IBM throughout the remainder of 2010 and in future years. However, a significant decline or the loss of the revenue from IBM would have a significant negative effect on our operating results. The Company’s accounts receivable from IBM at July 2, 2010 and July 3, 2009 totaled $13.5 million and $9.4 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in either the second quarter or year-to-date periods in 2010 or 2009.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 78.1% of revenue in the 2010 second quarter as compared with 77.6% of revenue in the 2009 second quarter, and 78.2% of revenue in the 2010 first two quarters as compared with 77.6% of revenue in corresponding 2009 period. The increase in direct costs as a percentage of revenue in the 2010 second quarter and first two quarters when compared with the corresponding 2009 periods is due to a change in the business mix resulting from a significant increase in the Company’s IT staffing business in 2010, which has higher direct costs than the Company’s IT solutions business. In the 2010 second quarter, the Company’s IT staffing business represented 68% of total consolidated revenue as compared with 65% in the 2009 second quarter, and 68% in the first two quarters of 2010 as compared with 66% in the corresponding 2009 period.

Selling, general and administrative (“SG&A”) expenses were 17.6% of revenue in the 2010 second quarter and 18.8% in the 2009 corresponding period, and 17.7% in the first two quarters of 2010 as compared with 19.0% in the corresponding 2009 period. The SG&A decrease as a percentage of revenue in both the 2010 first quarter and first two quarters as compared with the corresponding 2009 periods is primarily due to disciplined cost management coupled with the economies of scale associated with revenue growth.

Operating income was 4.3% of revenue in the 2010 second quarter as compared with 3.6% of revenue in the 2009 second quarter, and 4.1% in the first two quarters of 2010 as compared with 3.4% in the corresponding 2009 period. Operating income from North American operations was $3.3 million and $1.9 million in the 2010 and 2009 second quarters, respectively, while European operations recorded operating income of $0.2 million and $0.5 million, respectively, in the corresponding 2010 and 2009 periods. Operating income from North American operations was $5.8 million and $4.2 million in the 2010 and 2009 first two quarters, respectively, while European operations recorded operating income of $0.8 million and $0.6 million, respectively, in the corresponding 2010 and 2009 periods.

Interest and other expense, net was 0.1% of revenue in both the 2010 and 2009 first two quarters. During the 2009 first quarter, the Company incurred approximately $0.1 million in foreign currency exchange costs, while these costs were nominal in the first two quarters of 2010.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal ETR is 38% to 42% of pre-tax income. The 2010 second quarter ETR was 44.3% and the 2010 year-to-date ETR was 42.9%. During the second quarter of 2010, the Company incurred severance expense related to the downsizing of one of its foreign subsidiaries, which caused the subsidiary to incur a loss during the quarter. Management has determined that the realizability of the tax benefit of the losses incurred by that subsidiary in 2010 is uncertain. As a result of this uncertainty, management has recorded a full valuation allowance against this taxable loss. In addition, in 2010 the US federal government has not extended the “Credit for Increasing Research Activities,” which had in previous years reduced the Company’s ETRs. These two factors were the primary reasons that the 2010 second quarter and year-to-date ETRs were above the normal range. The 2009 second quarter ETR was 41.8%, and the 2009 year-to-date ETR was 42%.

Net income for the 2010 second quarter was 2.3% of revenue or $0.12 per diluted share, compared with net income of 2.1% of revenue or $0.09 per diluted share in the 2009 second quarter. Net income for the first two quarters of 2010 was 2.3% of revenue or $0.23 per diluted share, compared with net income of 1.9% of revenue or $0.18 per diluted share in the comparable 2009 period. Diluted earnings per share were calculated using 16.1 million and 15.4 million weighted-average equivalent shares outstanding for the quarters ended July 2, 2010 and July 3, 2009, respectively. Diluted earnings per share were calculated using 16.1 million and 15.2 million weighted-average equivalent shares outstanding for the year-to-date periods ended July 2, 2010 and July 3, 2009, respectively. The number of equivalent shares outstanding increased year-over-year due to an increase in the Company’s stock price which increased the dilutive effect of outstanding stock options, but was somewhat offset by the purchase of approximately 0.6 million shares for treasury during the last two quarters of 2009 and the first two quarters of 2010.

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

Income Taxes – Deferred Taxes and Valuation Allowances – At July 2, 2010, the Company had a total of $6.8 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At July 2, 2010, the Company had deferred tax assets recorded resulting from net operating losses totaling approximately $2.5 million. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether some of these deferred tax assets will be realized at any point in the future. At July 2, 2010, the Company has offset a portion of these deferred tax assets with a valuation allowance totaling $2.3 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.2 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% increase or decrease in the ETR in the 2010 second quarter would have increased or decreased, respectively, net income in the quarter by approximately $34,000.

Goodwill valuation – The Company has a goodwill balance of $35.7 million recorded as of July 2, 2010. As of the fiscal month-end October 2009, with the assistance of an independent appraisal company, the Company completed its annual valuation of the business to which the Company’s goodwill relates. The valuation indicated that the estimated fair value of the business was substantially in excess of its carry value by approximately 21%. Additionally, no facts or circumstances have arisen since October 2009 that have led management to believe the goodwill may be impaired.

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

Financial Condition and Liquidity

Cash provided by operating activities was $1.6 million in the first two quarters of 2010 (“2010 period”) as compared with cash provided by operating activities of $6.5 million in the first two quarters of 2009 (“2009 period”). In the 2010 period, net income totaled $3.7 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation expense, and deferred compensation totaled a net of $1.3 million. In the 2009 period, net income was $2.7 million, while the corresponding non-cash adjustments netted to $0.9 million. Accounts receivable balances increased $7.5 million in the 2010 period, and decreased $6.4 million in the 2009 period. The increase in the accounts receivable balance in the 2010 period resulted from the 13.1% increase in revenue year-over-year. This increase in accounts receivable due to the revenue increase was slightly offset by a decrease in days sales outstanding (“DSO”) to 57 days at July 2, 2010 as compared with 58 days at July 3, 2009. The decline in accounts receivable in the 2009 period resulted from a decrease in revenue in the 2009 period of approximately 22% as compared with the corresponding 2008 period. Accounts payable decreased $1.5 million in the 2010 period as compared with a decrease of $0.8 million in the 2009 period due to the timing of certain payments near quarter-end. Accrued compensation increased $6.3 million in the 2010 period due to an increase in employee headcount of approximately 300 in 2010, while accrued compensation decreased $1.8 million in the 2009 period due to a decrease in headcount in the 2009 period. Income taxes payable increased $0.3 million in the 2010 period and $0.6 million in the 2009 period primarily due to the timing of estimated tax payments.

Investing activities used $1.1 million in the 2010 period as compared with $1.7 million in the 2009 period. The cash used in the 2010 period primarily represented the additions to property, equipment and capitalized software of $1.1 million. Additions to property and equipment in the 2009 period totaled approximately $1.5 million, while net purchases of investments in the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan totaled $0.2 million. The Company has no significant commitments for the purchase of property or equipment at July 2, 2010.

Financing activities used $1.3 million of cash in the 2010 period as compared with $1.6 million in the 2009 period. At both July 2, 2010 and July 3, 2009, the Company had no amounts outstanding under its revolving credit line, the term of which extends to April 2011. The Company is currently in the process of negotiating a new, long-term agreement. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. During the 2010 period, the average outstanding daily balance under the Company’s revolving line of credit was approximately $2.2 million, while the average outstanding balance under this line of credit was less than $0.2 million in the 2009 period.

The Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at July 2, 2010 include a leverage ratio which must be no more than 3.25 to 1, a calculation of minimum tangible net worth which must be no less than $33.5 million, and total expenditures for property, equipment and capitalized software can not exceed $5.0 million annually. The Company was in compliance with these covenants at July 2, 2010 as its leverage ratio was 0.0, tangible net worth was $39.3 million, and 2010 year-to-date expenditures for property, equipment and capitalized software were $1.1 million. The Company was also in compliance with its required covenants at July 3, 2009. When considering current market conditions and the Company’s current operating results, the Company believes it will be able to meet its covenants, as applicable, for the remainder of 2010 and future years.

During the 2010 period, the Company used $1.7 million to purchase approximately 230,000 shares of its stock for treasury. At July 2, 2010, a total of approximately 0.3 million shares are authorized for future purchases. During the 2009 period, the Company used $1.7 million to purchase approximately 0.4 million shares of its stock for treasury.

The Company believes existing internally available funds, cash potentially generated from future operations, and borrowings available under the Company’s revolving line of credit totaling $31.1 million at July 2, 2010 are sufficient to meet foreseeable working capital, capital expenditure, and stock repurchase requirements, and to allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2010 or 2009 second quarters or year-to-date periods.

Contractual Obligations

The Company did not enter into any significant contractual obligations during the year-to-date period ended July 2, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations.

In February 2008, the Company entered into an amendment of its credit agreement which extended the expiration date of the agreement to April 2011. This credit agreement allows the Company to borrow up to $35.0 million based upon available collateral. At both July 2, 2010 and July 3, 2009, there were no amounts outstanding under the credit agreement. At July 2, 2010 and July 3, 2009, there was $0.4 million and $0.5 million outstanding under letters of credit under the credit agreement, respectively.

The maximum amounts outstanding under the Company’s credit agreements during the quarters ended July 2, 2010 and July 3, 2009 were $7.8 million and $2.5 million, respectively. Average bank borrowings outstanding for such quarters were $2.4 million and less than $0.2 million, respectively. Accordingly, during the quarter ended July 2, 2010, a one percent increase in the weighted-average interest rate would have cost the Company an additional $6,000.

During the 2010 second quarter, European revenue was affected by the weakness of the currencies of Belgium, the United Kingdom, Luxembourg, and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. Had there been no change in these exchange rates from the 2009 second quarter to the 2010 second quarter, total European revenue would have been approximately $1.0 million higher, or $15.4 million as compared with the $14.4 million reported. Operating income was reduced by approximately $0.1 million in the 2010 second quarter as compared with the 2009 second quarter due to the change in exchange rates year-over-year. Financial results for the Company’s European operations in the first two quarters of 2010 were not significantly impacted by the year-over-year change in exchange rates from the corresponding 2009 period.

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

Changes in Internal Control over Financial Reporting

The Company reviews its internal controls on a continuous basis. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report, and concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on July 2, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs*
April 3 – April 30	30,509	$7.76	30,509	388,286
May 1 – May 31	—	—	—	388,286
June 1 – July 2	70,945	$7.27	70,945	317,341

Total	101,454	$7.42	101,454	317,341

*	The Company’s share repurchase program (originally announced on May 12, 2005) does not have an expiration date, nor was it terminated during the first two quarters of 2010.
**	Excludes broker commissions

Item 3.	Default Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Page

10.1	2010 Equity Award Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 31, 2010	+

31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	25

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	26

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	27

+	Management contract or compensatory plan or arrangement

* * * * * * *

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By:	/s/ Brendan M. Harrington
Brendan M. Harrington

Title:	Chief Financial Officer

Date: August 5, 2010