Form 10-Q
period 2010-10-01
COMPUTER TASK GROUP INC
filed 2010-10-28
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 1, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of each class	Shares outstanding at October 22, 2010
Common stock, par value $.01 per share	18,045,828

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 1, 2010	Oct. 2, 2009	Oct. 1, 2010	Oct. 2, 2009

Revenue	$84,463	$66,771	$244,094	$207,907
Direct costs	67,189	51,570	192,020	161,034
Selling, general and administrative expenses	14,157	12,713	42,379	39,554

Operating income	3,117	2,488	9,695	7,319
Interest and other income	15	5	46	77
Interest and other expense	(56)	(34)	(205)	(286)

Income before income taxes	3,076	2,459	9,536	7,110
Provision for income taxes	1,049	853	3,818	2,807

Net income	$2,027	$1,606	$5,718	$4,303

Net income per share:
Basic	$0.14	$0.11	$0.39	$0.29

Diluted	$0.13	$0.10	$0.36	$0.28

Weighted average shares outstanding:
Basic	14,666	14,680	14,705	14,833
Diluted	15,904	15,830	16,002	15,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(Unaudited)

	Oct. 1, 2010	Dec. 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$9,814	$10,423
Accounts receivable, net of allowances of $899 and $964 in 2010 and 2009, respectively	56,960	45,423
Prepaid and other current assets	2,526	2,000
Deferred income taxes	1,222	1,382

Total current assets	70,522	59,228

Property, equipment and capitalized software, net of accumulated depreciation and amortization of $18,277 and $19,595 in 2010 and 2009, respectively	8,457	8,146
Goodwill	35,678	35,678
Deferred income taxes	5,675	5,566
Other assets	4,706	5,473
Investments	621	631

Total assets	$125,659	$114,722

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,718	$7,741
Accrued compensation	26,720	20,095
Advance billings on contracts	2,252	1,510
Other current liabilities	3,359	3,901
Income taxes payable	—	208

Total current liabilities	40,049	33,455

Deferred compensation benefits	8,766	8,865
Other long-term liabilities	666	684

Total liabilities	49,481	43,004

Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	113,302	112,473
Retained earnings	68,887	63,169
Less: Treasury stock of 8,972,803 and 8,876,891 shares at cost, respectively	(45,919)	(44,585)
Stock Trusts of 3,363,351 and 3,363,335 shares at cost, respectively	(55,083)	(55,083)
Other	(138)	—
Accumulated other comprehensive loss	(5,141)	(4,526)

Total shareholders’ equity	76,178	71,718

Total liabilities and shareholders’ equity	$125,659	$114,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Quarters Ended
	Oct. 1, 2010	Oct. 2, 2009
Cash flows from operating activities:
Net income	$5,718	$4,303
Adjustments:
Depreciation and amortization expense	1,251	1,269
Equity-based compensation expense	1,017	1,050
Deferred income taxes	(13)	(521)
Loss (gain) on sales of property and equipment	(2)	8
Deferred compensation	(96)	(109)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(12,212)	5,172
Increase in prepaid and other current assets	(454)	(234)
(Increase) decrease in other assets	681	(1,615)
Decrease in accounts payable	(239)	(2,395)
Increase (decrease) in accrued compensation	6,810	(3,325)
Increase (decrease) in income taxes payable	(146)	661
Increase (decrease) in advance billings on contracts	759	(230)
Decrease in other current liabilities	(488)	(472)
Increase (decrease) in other long-term liabilities	(12)	37

Net cash provided by operating activities	2,574	3,599

Cash flows from investing activities:
Additions to property, equipment and capitalized software	(1,604)	(2,338)
Deferred compensation plan investments	24	(167)
Proceeds from sales of property and equipment	7	16

Net cash used in investing activities	(1,573)	(2,489)

Cash flows from financing activities:
Change in cash overdraft, net	329	327
Proceeds from Employee Stock Purchase Plan	128	81
Purchase of stock for treasury	(2,381)	(3,358)
Excess tax benefits from equity-based compensation	162	254
Proceeds from stock option exercises	488	545

Net cash used in financing activities	(1,274)	(2,151)

Effect of exchange rate changes on cash and cash equivalents	(336)	827

Net decrease in cash and cash equivalents	(609)	(214)
Cash and cash equivalents at beginning of year	10,423	10,973

Cash and cash equivalents at end of quarter	$9,814	$10,759

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

The Company’s fiscal year-end is December 31. During the year, the quarters generally are a 13-week fiscal quarter where the last day of each of the first three quarters is a Friday. The 2010 third quarter began July 3, 2010 and ended October 1, 2010. The 2009 second quarter began July 4, 2009 and ended October 2, 2009. There were 63 billable days in the 2010 third quarter and 64 billable days in the 2009 third quarter, and 192 total billable days in the first three quarters of 2010 and 193 total billable days in the first three quarters of 2009.

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

IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and three quarters ended October 1, 2010 and October 2, 2009 are as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 1, 2010	Oct. 2, 2009	Oct. 1, 2010	Oct. 2, 2009
IT solutions	34%	34%	33%	33%
IT staffing	66%	66%	67%	67%

Total	100%	100%	100%	100%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and three quarters ended October 1, 2010 and October 2, 2009 are as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 1, 2010	Oct. 2, 2009	Oct. 1, 2010	Oct. 2, 2009
Technology service providers	37%	31%	36%	30%
Healthcare	28%	26%	27%	27%
Energy	6%	10%	7%	9%
Financial services	6%	7%	6%	8%
General markets	23%	26%	24%	26%

Total	100%	100%	100%	100%

Software Revenue Recognition

During the 2010 third quarter, the Company entered into a series of contracts with a customer that provides for application customization and integration services, as well as post contract support (PCS) services, specifically utilizing one of the software tools the Company has internally developed. As the contracts are closely interrelated and dependent on each other, for accounting purposes the contracts are considered to be one arrangement. Additionally, as the project includes significant modification and customization services to transform the previously developed software tool into an expanded tool that will meet the customer’s requirements, the percentage-of-completion method of contract accounting is being utilized for the project.

As of the end of the 2010 third quarter, the customization and integration services for this project are not complete. The Company also does not anticipate incurring a loss upon completion of this project. Utilizing current accounting guidelines, total revenue and costs recognized in the 2010 third quarter were $0.8 million, and the total contract value for this project is $1.5 million. After completion of the application customization and integration services portion of the project, which the Company anticipates will be in December 2010, the remaining unrecognized portion of the contract value will be recognized on a straight-line basis over the term of the PCS period of approximately 12 months.

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

Level 1 – quoted prices in active markets for identical assets or liabilities (observable)

Level 2 – inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3 – unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At October 1, 2010 and December 31, 2009, the carrying amounts of the Company’s cash and cash equivalents of $9.8 million and $10.4 million, respectively, approximated fair value.

The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to measure on a fair value basis any of its individual contracts during the quarter or year-to-date periods ended October 1, 2010 or October 2, 2009.

Capitalized Software Costs

During the quarter and three quarters ended October 1, 2010, the Company recorded capitalized software costs of $184,000 and $829,000, respectively, and as of that date has capitalized a total of $4.7 million for projects either developed for internal use or developed to be leased or otherwise marketed. During 2008, the Company began to amortize several of the smaller projects as they were complete. During 2010, the Company began to amortize several of the larger projects. Accumulated amortization for these projects totaled $0.4 million as of October 1, 2010.

Taxes Collected from Customers

In instances where the Company collects taxes from its customers for remittance to governmental authorities, primarily in its European operations, revenue is not recorded as such taxes are recorded and presented on a net basis.

Cash Overdrafts

As the Company does not fund its bank accounts for checks it has written until the checks are presented to the bank for payment, the balance for change in cash overdraft, net on the statements of cash flows represents the increase or decrease in outstanding checks for the periods presented.

3.	Net Income Per Share

Basic and diluted earnings per share for the quarter and three quarters ended October 1, 2010 and October 2, 2009 are as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 1, 2010	Oct. 2, 2009	Oct. 1, 2010	Oct. 2, 2009
	(amounts in thousands, except per share data)
Weighted-average number of shares outstanding during period	14,666	14,680	14,705	14,833
Common Stock equivalents - incremental shares primarily under stock option plans	1,238	1,150	1,297	584

Number of shares on which diluted earnings per share is based	15,904	15,830	16,002	15,417

Net income	$2,027	$1,606	$5,718	$4,303

Net income per share:
Basic	$0.14	$0.11	$0.39	$0.29

Diluted	$0.13	$0.10	$0.36	$0.28

Certain options representing 0.4 million and 0.1 million shares of common stock were outstanding at October 1, 2010 and October 2, 2009, respectively, but were not included in the computation of diluted earnings per share as they were anti-dilutive.

4.	Investments

The Company’s investments primarily consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At both October 1, 2010 and December 31, 2009, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.6 million and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see “Fair Value” in Note 2). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2010 and 2009 third quarters and the 2010 and 2009 year-to-date periods.

5.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at October 1, 2010 and December 31, 2009 are as follows:

	October 1, 2010	December 31, 2009
	(amounts in thousands)
Foreign currency adjustment	$(3,890)	$(3,205)
Pension loss adjustment, net of tax of $846 in 2010 and $894 in 2009	(1,251)	(1,321)

Accumulated other comprehensive loss	$(5,141)	$(4,526)

Total comprehensive income for the quarter and three quarters ended October 1, 2010 and October 2, 2009 are as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 1, 2010	Oct. 2, 2009	Oct. 1, 2010	Oct. 2, 2009
	(amounts in thousands)
Net income	$2,027	$1,606	$5,718	$4,303
Foreign currency	1,165	456	(685)	790
Pension loss	61	46	70	50

Comprehensive income	$3,253	$2,108	$5,103	$5,143

6.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal ETR is 38% to 42% of pre-tax income. The 2010 third quarter ETR was 34.1% and the 2010 year-to-date ETR was 40.0%. During the 2010 third quarter, an examination was completed for the U.S. federal tax jurisdiction for 2008. Based upon the results of this examination, the Company reduced the amount of its unrecognized tax benefits by less than $0.1 million. In addition, during the 2010 third quarter, the Company recorded certain favorable adjustments to tax expense totaling approximately $0.1 million associated with the filing of its 2009 state income tax returns.

The 2009 third quarter ETR was 34.7%, and the 2009 year-to-date ETR was 39.5%. The 2009 third quarter ETR was below the normal range due to less than $0.1 million of federal and state tax credits realized during that quarter.

7.	Deferred Compensation and Other Benefits

The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (“ESBP”) that provides certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The ESBP was amended as of November 1994 to freeze benefits for participants at that time.

Net periodic pension cost for the quarter and three quarters ended October 1, 2010 and October 2, 2009 for the ESBP are as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 1, 2010	Oct. 2, 2009	Oct. 1, 2010	Oct. 2, 2009
	(amounts in thousands)
Interest cost	$113	$129	$339	$387
Amortization of unrecognized net loss	41	22	125	66

Net periodic pension cost	$154	$151	$464	$453

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

Net periodic pension benefit for the quarter and three quarters ended October 1, 2010 and October 2, 2009 for the NDBP are as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 1, 2010	Oct. 2, 2009	Oct. 1, 2010	Oct. 2, 2009
	(amounts in thousands)
Interest cost	$75	$76	$230	$222
Expected return on plan assets	(76)	(77)	(233)	(225)
Amortization of actuarial gain	—	(2)	—	(6)

Net periodic pension benefit	$(1)	$(3)	$(3)	$(9)

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

During the 2010 second quarter, the Company’s shareholders approved the Non-Employee Director Deferred Compensation Plan. Also during the 2010 second and third quarters, cash contributions were made to the plan for the Company’s six non-employee directors totaling approximately $0.1 million. At the time the contribution was made, the non-employee directors elected to exchange their cash contributions to the plan to purchase stock units which represent shares of the Company’s common stock. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan discussed above, in exchange for funds received, the Company issued stock out of treasury stock equivalent to the number of share units received by the participants. These shares of common stock are not entitled to any voting rights and the holders will not receive dividends if any are paid. The shares are being held by the Company, and will be released to the non-employee directors as prescribed by their payment election under the plan.

8.	Treasury Stock

During the 2010 third quarter, the Company used approximately $0.7 million to purchase approximately 90,000 shares of its stock for treasury pursuant to the Company’s share repurchase program. For the three quarters ended October 1, 2010, the Company used approximately $2.4 million to purchase approximately 320,000 shares pursuant to the repurchase program. At October 1, 2010, approximately 0.2 million shares remain authorized for future purchases.

9.	Significant Customer

In the 2010 third quarter, IBM was the Company’s largest customer, accounting for $27.2 million or 32.2% of consolidated revenue as compared with $17.2 million or 25.8% of revenue in the comparable 2009 period. In the first three quarters of 2010, IBM accounted for $75.4 million or 30.9% of consolidated revenue, compared with $53.4 million or 25.7% of consolidated revenue in the comparable 2009 period. The Company’s accounts receivable from IBM at October 1, 2010 and October 2, 2009 totaled $14.1 million and $9.4 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Three Quarters Ended October 1, 2010

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements by management of Computer Task Group, Incorporated (“CTG” or “the Company”) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including, among other factors, the following: (i) industry and economic conditions, including fluctuations in demand for information technology (“IT”) services and the deterioration in market conditions generally and for our targeted vertical markets, (ii) the availability to us of qualified professional staff, (iii) domestic and foreign industry competition for customers and talent, (iv) rate and wage inflation or deflation, (v) risks associated with operating in foreign jurisdictions, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the IT solutions and staffing industry, our targeted vertical markets, taxes and the Company’s operations in particular, (vii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (viii) consolidation among the Company’s competitors or customers, (ix) the partial or complete loss of the revenue the Company generates from IBM, (x) the need to supplement or change our IT services in response to new service offerings in the industry, and (xi) the risks described in Item 1A of the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and from time to time in the Company’s other reports filed with the SEC.

Industry Trends

The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that it serves. The pace of technological change and changes in business requirements and practices of the Company’s clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been, and management believes, will continue to be strong. The Company has responded to these challenging business conditions by focusing on two main services, which are providing IT solutions and IT staffing to its clients. IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and three quarters ended October 1, 2010 and October 2, 2009 are as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 1, 2010	Oct. 2, 2009	Oct. 1, 2010	Oct. 2, 2009
IT solutions	34%	34%	33%	33%
IT staffing	66%	66%	67%	67%

Total	100%	100%	100%	100%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and three quarters ended October 1, 2010 and October 2, 2009 are as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 1, 2010	Oct. 2, 2009	Oct. 1, 2010	Oct. 2, 2009
Technology service providers	37%	31%	36%	30%
Healthcare	28%	26%	27%	27%
Energy	6%	10%	7%	9%
Financial services	6%	7%	6%	8%
General markets	23%	26%	24%	26%

Total	100%	100%	100%	100%

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

Revenue and Cost Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectability of the amount due is reasonably assured. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed price contracts is recognized as per the proportional method of accounting using an input-based approach whereby salary and indirect labor costs incurred are measured and compared with the total estimate of costs at completion of a project. Revenue is recognized based upon the percent complete calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed price projects that include significant amounts of material or other non-labor related costs which could distort the percent complete within a percentage complete calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our past experience on similar projects, and includes management judgments and estimates which affect the amount of revenue recognized on fixed price contracts in any accounting period.

During the 2010 third quarter, the Company entered into a series of contracts with a customer that provides for application customization and integration services, as well as post contract support (PCS) services, specifically utilizing one of the software tools the Company has internally developed. As the contracts are closely interrelated and dependent on each other, for accounting purposes the contracts are considered to be one arrangement. Additionally, as the project includes significant modification and customization services to transform the previously developed software tool into an expanded tool that will meet the customer’s requirements, the percentage-of-completion method of contract accounting is being utilized for the project.

As of the end of the 2010 third quarter, the customization and integration services for this project are not complete. The Company also does not anticipate incurring a loss upon completion of this project. Utilizing current accounting guidelines, total revenue and costs recognized in the 2010 third quarter were $0.8 million, and the total contract value for this project is $1.5 million. After completion of the application customization and integration services portion of the project, which the Company anticipates will be in December 2010, the remaining unrecognized portion of the contract value will be recognized on a straight-line basis over the term of the PCS period of approximately 12 months.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods for the quarter and three quarters ended October 1, 2010 and October 2, 2009 are as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 1, 2010	Oct. 2, 2009	Oct. 1, 2010	Oct. 2, 2009
Time-and-material	90%	92%	91%	91%
Progress payment	6%	6%	6%	7%
Percentage-of-completion	4%	2%	3%	2%

Total	100%	100%	100%	100%

Results of Operations

The tables below set forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenues.

For the Quarter ended:	October 1, 2010		October 2, 2009
	(amounts in thousands)
Revenue	100.0%	$84,463	100.0%	$66,771
Direct costs	79.5%	67,189	77.2%	51,570
Selling, general, and administrative expenses	16.8%	14,157	19.1%	12,713

Operating income	3.7%	3,117	3.7%	2,488
Interest and other expense, net	(0.1)%	(41)	—	(29)

Income before income taxes	3.6%	3,076	3.7%	2,459
Provision for income taxes	1.2%	1,049	1.3%	853

Net income	2.4%	$2,027	2.4%	$1,606

For the Three Quarters ended:	October 1, 2010		October 2, 2009
	(amounts in thousands)
Revenue	100.0%	$244,094	100.0%	$207,907
Direct costs	78.6%	192,020	77.5%	161,034
Selling, general, and administrative expenses	17.4%	42,379	19.0%	39,554

Operating income	4.0%	9,695	3.5%	7,319
Interest and other expense, net	(0.1)%	(159)	(0.1)%	(209)

Income before income taxes	3.9%	9,536	3.4%	7,110
Provision for income taxes	1.6%	3,818	1.3%	2,807

Net income	2.3%	$5,718	2.1%	$4,303

In the 2010 third quarter, the Company recorded revenue of $84.5 million, an increase of 26.5% compared with revenue of $66.8 million recorded in the 2009 third quarter. There were 63 billable days in the 2010 third quarter and 64 billable days in the 2009 third quarter. Revenue from the Company’s North American operations totaled $70.7 million in the 2010 third quarter, an increase of 35.9% when compared with revenue in the 2009 third quarter of $52.0 million. Revenue from the Company’s European operations in the 2010 third quarter totaled $13.8 million, a decrease of 6.6% when compared with revenue in the 2009 third quarter of $14.8 million. The European revenue represented 16.3% and 22.1% of 2010 and 2009 third quarter consolidated revenue, respectively. The Company’s revenue includes reimbursable expenses billed to customers, and totaled $2.4 million and $1.5 million in the 2010 and 2009 third quarters, respectively.

In the first three quarters of 2010, the Company recorded revenue of $244.1 million, an increase of 17.4% compared with revenue of $207.9 million recorded in the first three quarters of 2009. There were 192 billable days in the first three quarters of 2010 and 193 billable days in the first three quarters of 2009. Revenue from the Company’s North American operations totaled $199.3 million in the first three quarters of 2010, an increase of 24.3% when compared with revenue in the first three quarters of 2009 of $160.4 million. Revenue from the Company’s European operations in the first three quarters of 2010 totaled $44.8 million, a decrease of 5.8% when compared with revenue in the first three quarters of 2009 of $47.5 million. The European revenue represented 18.3% and 22.9% of 2010 and 2009 year-to-date consolidated revenue, respectively. Reimbursable expenses billed to customers and included in revenue totaled $6.5 million and $4.7 million in the 2010 and 2009 year-to-date periods, respectively.

The revenue increase in the 2010 third quarter and first three quarters as compared with the corresponding 2009 periods is due to strengthening demand for both the Company’s IT staffing and IT solutions services. IT staffing revenue increased 27.9% and 17.8% in the 2010 third quarter and first three quarters as compared with the corresponding 2009 periods, respectively. The company’s headcount was approximately 3,400 employees at October 1, 2010, which was an increase of approximately 500 employees from 2,900 at December 31, 2009, and an increase of approximately 600 employees from 2,800 at October 2, 2009. IT solutions revenue increased 23.8% and 16.6% in the 2010 third quarter and first three quarters as compared with the corresponding 2009 periods, respectively. The IT solutions revenue increase was driven by an increase in the Company’s electronic medical records work which was partially offset by a reduction in demand from a large client in its energy vertical market.

The decrease in revenue in the Company’s European operations in both the 2010 third quarter and first three quarters as compared with the corresponding 2009 periods was primarily due to weakness in all segments of this business due to the challenging European economy. This revenue decrease was also impacted by the weakness of the currencies of Belgium, the United Kingdom, Luxembourg, and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2010 third quarter as compared with the 2009 third quarter, the average value of the Euro decreased 10.7% while the average value of the British Pound decreased 5.8%. If there had been no change in these exchange rates from the 2009 third quarter to the 2010 third quarter, total European revenue would have been approximately $1.5 million higher, or $15.3 million as compared with the $13.8 million reported. Revenue for the first three quarters of 2010 would have been approximately $1.6 million higher, or $46.4 million as compared with the $44.8 million reported if there had been no change in the year-over-year exchange rates. Operating income was reduced by approximately $0.1 million in the first three quarters of 2010 due the change in the exchange rates. In the first three quarters of 2010 as compared with the first three quarters of 2009, the average value of the Euro decreased 3.8% while the average value of the British Pound decreased 0.6%.

In the 2010 third quarter, IBM was the Company’s largest customer, accounting for $27.2 million or 32.2% of consolidated revenue as compared with $17.2 million or 25.8% of revenue in the comparable

2009 period. In the first three quarters of 2010, IBM accounted for $75.4 million or 30.9% of consolidated revenue, compared with $53.4 million or 25.7% of consolidated revenue in the comparable 2009 period. The Company’s current National Technical Services (“NTS Agreement”) contract with IBM continues until July 1, 2011. As part of the NTS Agreement, the Company provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as sole provider to the Systems and Technology Group business unit. We expect the NTS agreement to be renewed in 2011 and continue to derive a significant portion of our revenue from IBM throughout the remainder of 2010 and in future years. However, a significant decline or the loss of the revenue from IBM would have a significant negative effect on our operating results. The Company’s accounts receivable from IBM at October 1, 2010 and October 2, 2009 totaled $14.1 million and $9.4 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in either the third quarter or year-to-date periods in 2010 or 2009.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 79.5% of revenue in the 2010 third quarter as compared with 77.2% of revenue in the 2009 third quarter, and 78.6% of revenue in the 2010 first three quarters as compared with 77.5% of revenue in corresponding 2009 period. The increase in direct costs as a percentage of revenue in the 2010 third quarter and first three quarters when compared with the corresponding 2009 periods is due to a change in the Company’s overall business mix resulting from the significant increase in our lowest margin IT staffing business in 2010, which has significantly higher direct costs than the Company’s IT solutions business. Additionally, due to the application of current software revenue recognition accounting guidelines, the Company recorded approximately $0.8 million of revenue and costs with no profit during the 2010 third quarter which increased the percentage of direct costs to revenue.

Selling, general and administrative (“SG&A”) expenses were 16.8% of revenue in the 2010 third quarter and 19.1% in the 2009 corresponding period, and 17.4% in the first three quarters of 2010 as compared with 19.0% in the corresponding 2009 period. The SG&A decrease as a percentage of revenue in both the 2010 third quarter and first three quarters as compared with the corresponding 2009 periods is primarily due to the change in the Company’s business mix resulting from a significant increase in our lowest margin IT staffing business in 2010, which has significantly lower SGA costs compared with the Company’s IT solutions business, as well as disciplined cost management and the economies of scale associated with revenue growth.

Operating income was 3.7% of revenue in both the 2010 and 2009 third quarters, and 4.0% in the first three quarters of 2010 as compared with 3.5% in the corresponding 2009 period. Operating income from North American operations was $3.1 million and $2.1 million in the 2010 and 2009 third quarters, respectively, while European operations recorded operating income of less than $0.1 million and $0.4 million, respectively, in the corresponding 2010 and 2009 periods. Operating income from North American operations was $8.9 million and $6.3 million in the 2010 and 2009 first three quarters, respectively, while European operations recorded operating income of $0.8 million and $1.0 million, respectively, in the corresponding 2010 and 2009 periods.

Interest and other expense, net was 0.1% of revenue in both the first three quarters of 2010 and 2009. During 2009, primarily during the 2009 first quarter, the Company incurred approximately $0.1 million in foreign currency exchange costs, while these costs were nominal in the first three quarters of 2010.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal ETR is 38% to 42% of pre-tax income. The 2010 third quarter ETR was 34.1% and the 2010 year-to-date ETR was 40.0%. During the 2010 third quarter, an examination was completed for the U.S. federal tax jurisdiction for 2008. Based upon the results of this examination, the Company reduced the amount of its unrecognized tax benefits by less than $0.1 million. In addition, during the 2010 third quarter, the Company recorded certain favorable adjustments to tax expense totaling approximately $0.1 million associated with the filing of its 2009 state income tax returns.

The 2009 third quarter ETR was 34.7%, and the 2009 year-to-date ETR was 39.5%. The 2009 third quarter ETR was below the normal range due to less than $0.1 million of federal and state tax credits realized during that quarter.

Net income for the 2010 third quarter was 2.4% of revenue or $0.13 per diluted share, compared with net income of 2.4% of revenue or $0.10 per diluted share in the 2009 third quarter. Net income for the first three quarters of 2010 was 2.3% of revenue or $0.36 per diluted share, compared with net income of 2.1% of revenue or $0.28 per diluted share in the comparable 2009 period. Diluted earnings per share were calculated using 15.9 million and 15.8 million weighted-average equivalent shares outstanding for the quarters ended October 1, 2010 and October 2, 2009, respectively. Diluted earnings per share were calculated using 16.0 million and 15.4 million weighted-average equivalent shares outstanding for the three quarters ended October 1, 2010 and October 2, 2009, respectively. The number of equivalent shares outstanding increased year-over-year due to an increase in the Company’s stock price which increased the dilutive effect of outstanding stock options, but was somewhat offset by the purchase of approximately 0.4 million shares pursuant to the Company’s share repurchase program for treasury during the last quarter of 2009 and the first three quarters of 2010.

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

Income Taxes – Deferred Taxes and Valuation Allowances – At October 1, 2010, the Company had a total of $6.8 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At October 1, 2010, the Company had deferred tax assets recorded resulting from net operating losses totaling approximately $2.8 million. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether some of these deferred tax assets will be realized at any point in the future. At October 1, 2010, the Company has offset substantially all of these deferred tax assets with a valuation allowance totaling $2.6 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.2 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% increase or decrease in the ETR in the 2010 third quarter would have increased or decreased, respectively, net income in the quarter by approximately $31,000.

Goodwill valuation – The Company has a goodwill balance of $35.7 million recorded as of October 1, 2010. As of the fiscal month-end October 2009, with the assistance of an independent appraisal company, the Company completed its annual valuation of the business to which the Company’s goodwill relates. The valuation indicated that the estimated fair value of the business was substantially in excess of its carry value by approximately 21%. Additionally, no facts or circumstances have arisen since October 2009 that have led management to believe the goodwill may be impaired.

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

Financial Condition and Liquidity

Cash provided by operating activities was $2.6 million in the first three quarters of 2010 (“2010 period”) as compared with cash provided by operating activities of $3.6 million in the first three quarters of 2009 (“2009 period”). In the 2010 period, net income totaled $5.7 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation expense, deferred taxes, and deferred compensation totaled a net of $2.2 million. In the 2009 period, net income was $4.3 million, while the corresponding non-cash adjustments netted to $1.7 million. Accounts receivable balances increased $12.2 million in the 2010 period, and decreased $5.2 million in the 2009 period. The increase in the accounts receivable balance in the 2010 period resulted from the 17.4% increase in revenue year-over-year and an increase in days sales outstanding (“DSO”) to 61 days at October 1, 2010 as compared with 60 days at October 2, 2009. The decline in accounts receivable in the 2009 period resulted from a decrease in revenue in the 2009 period of approximately 23% as compared with the corresponding 2008 period.

Other assets decreased $0.7 million in the 2010 period and increased $1.6 million in the 2009 period due to changes in the cash surrender value of certain insurance policies the Company owns, net of borrowings on such policies, as applicable. Accounts payable decreased $0.2 million in the 2010 period as compared with a decrease of $2.4 million in the 2009 period due to the timing of certain payments near quarter-end. Accrued compensation increased $6.8 million in the 2010 period due to an increase in employee headcount of approximately 500, or 17% in 2010, while accrued compensation decreased $3.3 million in the 2009 period primarily due to the timing of the U.S. bi-weekly payroll and lower headcount in 2009 of approximately 700 employees as compared with 2008.

Investing activities used $1.6 million in the 2010 period as compared with $2.5 million in the 2009 period. The cash used in the 2010 period primarily represented the additions to property, equipment and capitalized software of $1.6 million. Additions to property and equipment in the 2009 period totaled approximately $2.3 million, while net purchases of investments in the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan totaled $0.2 million. The Company has no significant commitments for the purchase of property or equipment at October 1, 2010.

Financing activities used $1.3 million of cash in the 2010 period as compared with $2.2 million in the 2009 period. At both October 1, 2010 and October 2, 2009, the Company had no amounts outstanding under its revolving credit line, the term of which extends to April 2011. The Company is currently in the process of negotiating a new, long-term agreement which it believes will be in place well before the expiration of the existing agreement. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. During the 2010 period, the average outstanding daily balance under the Company’s revolving line of credit was approximately $1.8 million, while the average outstanding balance under this line of credit was $0.3 million in the 2009 period.

The Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at October 1, 2010 include a leverage ratio which must be no more than 3.25 to 1, a calculation of minimum tangible net worth which must be no less than $33.5 million, and total expenditures for property, equipment and capitalized software can not exceed $5.0 million annually. The Company was in compliance with these covenants at October 1, 2010 as its leverage ratio was 0.0, tangible net worth was $41.2 million, and 2010 year-to-date expenditures for property, equipment and capitalized software were $1.6 million. The Company was also in compliance with its required covenants at October 2, 2009. When considering current market conditions and operating results, and the Company’s current estimate of future operating results, the Company believes it will be able to meet its covenants, as applicable, for the remainder of 2010 and in future years.

During the 2010 period, the Company used $2.4 million to purchase approximately 320,000 shares of its stock for treasury. At October 1, 2010, a total of approximately 0.2 million shares are authorized for future purchases. During the 2009 period, the Company used $3.4 million to purchase approximately 0.6 million shares of its stock for treasury.

The Company believes existing internally available funds, cash potentially generated from future operations, and borrowings available under the Company’s revolving line of credit totaling $34.6 million at October 1, 2010 are sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2010 or 2009 third quarters or year-to-date periods.

Contractual Obligations

The Company did not enter into any significant contractual obligations during the year-to-date period ended October 1, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations.

The Company’s credit agreement currently expires in April 2011. The Company is currently in the process of negotiating a new, long-term agreement which it believes will be in place by December 31, 2010. The current credit agreement allows the Company to borrow up to $35.0 million based upon available collateral. At both October 1, 2010 and October 2, 2009, there were no amounts outstanding under the credit agreement. At October 1, 2010 and October 2, 2009, there was $0.4 million and $0.5 million outstanding under letters of credit under the credit agreement, respectively.

The largest amounts outstanding under the Company’s credit agreements during the quarters ended October 1, 2010 and October 2, 2009 were $5.7 million and $4.1 million, respectively. Average bank borrowings outstanding for such quarters were $1.1 million and $0.7 million, respectively. Accordingly, a one percent increase or decrease in the weighted-average interest rate would increase or decrease annual interest expense by $11,000.

During the 2010 third quarter, European revenue was affected by the weakness of the currencies of Belgium, the United Kingdom, Luxembourg, and Germany, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg and Germany, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. If there had been no change in these exchange rates from the 2009 third quarter to the 2010 third quarter, total European revenue would have been approximately $1.5 million higher, or $15.3 million as compared with the $13.8 million reported. Operating income was not significantly affected in the 2010 third quarter as compared with the 2009 third quarter due to the change in exchange rates year-over-year. Revenue for the first three quarters of 2010 would have been approximately $1.6 million higher, or $46.4 million as compared with the $44.8 million reported if there had been no change in the year-over-year exchange rates. Operating income was reduced by approximately $0.1 million in the first three quarters of 2010 due the change in the exchange rates.

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

Changes in Internal Control over Financial Reporting

The Company reviews its internal controls on a continuous basis. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report, and concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on October 1, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs*
Jul. 3 – Jul. 31	67,550	$7.60	67,550	249,791
Aug. 1 – Aug. 31	—	—	—	249,791
Sept. 1 – Oct. 1	21,785	$7.09	21,785	228,006

Total	89,335	$7.48	89,335

*	The Company’s share repurchase program (originally announced on May 12, 2005) does not have an expiration date, nor was it terminated during the first three quarters of 2010.
**	Excludes broker commissions

Item 3.	Default Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Page

10.1	2010 Equity Award Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 31, 2010	+

31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	26

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	27

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	28

+	Management contract or compensatory plan or arrangement

* * * * * * *

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By:	/s/ Brendan M. Harrington
Brendan M. Harrington
Title:	Chief Financial Officer

Date: October 28, 2010