Form 10-Q
period 2011-04-01
COMPUTER TASK GROUP INC
filed 2011-04-27
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 1, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of each class	Shares outstanding at April 22, 2011
Common stock, par value $.01 per share	18,458,806

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended
	April 1, 2011	April 2, 2010

Revenue	$95,909	$78,489
Direct costs	76,112	61,481
Selling, general and administrative expenses	15,198	13,919

Operating income	4,599	3,089
Interest and other income	31	27
Interest and other expense	(68)	(74)

Income before income taxes	4,562	3,042
Provision for income taxes	1,734	1,256

Net income	$2,828	$1,786

Net income per share:
Basic	$0.19	$0.12

Diluted	$0.17	$0.11

Weighted average shares outstanding:
Basic	14,767	14,722
Diluted	16,653	16,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(Unaudited)

	April 1, 2011	Dec. 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$8,868	$14,837
Accounts receivable, net of allowances of $489 and $860 in 2011 and 2010, respectively	65,339	57,540
Prepaid and other current assets	2,199	1,991
Deferred income taxes	1,070	1,111

Total current assets	77,476	75,479

Property, equipment and capitalized software, net of accumulated depreciation and amortization of $17,923 and $17,497 in 2011 and 2010, respectively	8,544	8,364
Goodwill	35,678	35,678
Deferred income taxes	6,239	6,099
Other assets	3,950	4,022
Investments	913	631

Total assets	$132,800	$130,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,840	$6,595
Accrued compensation	24,996	29,646
Advance billings on contracts	1,978	2,331
Other current liabilities	3,402	3,313
Income taxes payable	1,498	549

Total current liabilities	39,714	42,434

Deferred compensation benefits	9,432	9,422
Other long-term liabilities	498	497

Total liabilities	49,644	52,353

Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	113,694	113,678
Retained earnings	74,369	71,541
Less: Treasury stock of 8,579,343 and 8,963,035 shares at cost, respectively	(44,725)	(46,178)
Stock Trusts of 3,363,351 shares at cost in both periods	(55,083)	(55,083)
Other	(156)	(147)
Accumulated other comprehensive loss	(5,213)	(6,161)

Total shareholders’ equity	83,156	77,920

Total liabilities and shareholders’ equity	$132,800	$130,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Quarter Ended
	April 1, 2011	April 2, 2010
Cash flows from operating activities:
Net income	$2,828	$1,786
Adjustments:
Depreciation and amortization expense	435	392
Equity-based compensation expense	274	306
Deferred income taxes	(176)	(129)
Gain on sales of property and equipment	(1)	(2)
Deferred compensation	68	(39)
Changes in assets and liabilities:
Increase in accounts receivable	(6,824)	(7,271)
Increase in prepaid and other current assets	(192)	(42)
Decrease in other assets	158	142
Increase (decrease) in accounts payable	806	(1,583)
Increase (decrease) in accrued compensation	(5,083)	303
Increase in income taxes payable	928	1,209
Increase (decrease) in advance billings on contracts	(387)	167
Increase (decrease) in other current liabilities	11	(274)
Decrease in other long-term liabilities	(1)	—

Net cash used in operating activities	(7,156)	(5,035)

Cash flows from investing activities:
Additions to property, equipment and capitalized software	(571)	(572)
Deferred compensation plan investments, net	(269)	(93)
Proceeds from sales of property and equipment	1	2

Net cash used in investing activities	(839)	(663)

Cash flows from financing activities:
Proceeds from long-term debt, net	—	945
Proceeds from stock option exercises	1,242	216
Excess tax benefits from equity-based compensation	614	21
Change in cash overdraft, net	120	(366)
Proceeds from Employee Stock Purchase Plan	69	43
Purchase of stock for treasury	(599)	(955)

Net cash provided by (used in) financing activities	1,446	(96)

Effect of exchange rate changes on cash and cash equivalents	580	(466)

Net decrease in cash and cash equivalents	(5,969)	(6,260)
Cash and cash equivalents at beginning of year	14,837	10,423

Cash and cash equivalents at end of quarter	$8,868	$4,163

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

The Company’s fiscal year-end is December 31. During the year, the quarters generally are a 13-week fiscal quarter where the last day of each of the first three quarters is a Friday. The 2011 first quarter began January 1, 2011 and ended April 1, 2011. The 2010 first quarter began January 1, 2010 and ended April 2, 2010. There were 65 billable days in both the first quarters of 2011 and 2010.

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

IT solutions and IT staffing revenue as a percentage of total revenue for the quarters ended April 1, 2011 and April 2, 2010 is as follows:

	For the Quarter Ended
	April 1, 2011	April 2, 2010
IT solutions	35%	32%
IT staffing	65%	68%

Total	100%	100%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarters ended April 1, 2011 and April 2, 2010 is as follows:

	For the Quarter Ended
	April 1, 2011	April 2, 2010
Technology service providers	35%	33%
Healthcare	28%	26%
Energy	6%	7%
Financial services	6%	7%
General markets	25%	27%

Total	100%	100%

Software Revenue Recognition

The Company has entered into a series of contracts with a customer that provides for application customization and integration services, as well as post contract support (PCS) services, specifically utilizing one of the software tools the Company has internally developed. As the contracts are closely interrelated and dependent on each other, for accounting purposes the contracts are considered to be one arrangement. Additionally, as the project includes significant modification and customization services to transform the previously developed software tool into an expanded tool that will meet the customer’s requirements, the percentage-of-completion method of contract accounting is being utilized for the project. Total revenue and costs will be recognized equally until completion of the application customization and integration services portion of the project. After completion of that phase of the project, the remaining unrecognized portion of the contract value will be recognized on a straight-line basis over the term of the PCS period.

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

Level 3 – unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At April 1, 2011 and December 31, 2010, the reported balances of the Company’s cash and cash equivalents of $8.9 million and $14.8 million, respectively, approximated fair value.

The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to measure on a fair value basis any of its individual contracts during the quarters ended April 1, 2011 or April 2, 2010.

Capitalized Software Costs

During the quarter ended April 1, 2011 the Company recorded capitalized software costs of $221,000, and as of that date has capitalized a total of $5.1 million for projects either developed for internal use or developed to be leased or otherwise marketed. Accumulated amortization for these projects totaled $0.7 million as of April 1, 2011, and the tools being expensed have amortization periods ranging from three to five years.

Taxes Collected from Customers

In instances where the Company collects taxes from its customers for remittance to governmental authorities, primarily in its European operations, revenue is not recorded as such taxes are recorded and presented on a net basis.

Cash Overdrafts

As the Company does not fund its bank accounts for checks it has written until the checks are presented to the bank for payment, the balance representing “change in cash overdraft, net” on the condensed consolidated statements of cash flows represents the increase or decrease in outstanding checks for the periods presented.

Guarantees

The Company has several guarantees in place in our European operations that support office leases, and performance under government projects. These guarantees total approximately $1.6 million at April 1, 2011.

3.	Net Income Per Share

Basic and diluted earnings per share for the quarters ended April 1, 2011 and April 2, 2010 is as follows:

	For the Quarter Ended
	April 1, 2011	April 2, 2010
	(amounts in thousands, except per share data)
Weighted-average number of shares outstanding during period	14,767	14,722
Common Stock equivalents - incremental shares primarily under stock option plans	1,886	1,284

Number of shares on which diluted earnings per share is based	16,653	16,006

Net income	$2,828	$1,786

Net income per share:
Basic	$0.19	$0.12

Diluted	$0.17	$0.11

Certain options representing 0.1 million and 0.2 million shares of common stock were outstanding at April 1, 2011 and April 2, 2010, respectively, but were not included in the computation of diluted earnings per share as they were anti-dilutive.

4.	Investments

The Company’s investments primarily consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At April 1, 2011 and December 31, 2010, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.9 million and $0.6 million, respectively, and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see “Fair Value” in Note 2). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2011 and 2010 first quarters.

5.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at April 1, 2011 and December 31, 2010 are as follows:

	April 1, 2011	Dec. 31, 2010
	(amounts in thousands)
Foreign currency adjustment	$(3,390)	$(4,298)
Pension loss adjustment, net of tax of $1,118 in 2011 and $1,141 in 2010	(1,823)	(1,863)

Accumulated other comprehensive loss	$(5,213)	$(6,161)

Total comprehensive income for the quarters ended April 1, 2011 and April 2, 2010 is as follows:

	For the Quarter Ended
	April 1, 2011	April 2, 2010
	(amounts in thousands)
Net income	$2,828	$1,786
Foreign currency	908	(735)
Pension loss	40	9

Comprehensive income	$3,776	$1,060

6.	Deferred Compensation and Other Benefits

The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (“ESBP”) that provides certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The ESBP was amended as of November 1994 to freeze benefits for participants at that time.

Net periodic pension cost for the quarters ended April 1, 2011 and April 2, 2010 for the ESBP is as follows:

	For the Quarter Ended
	April 1, 2011	April 2, 2010
	(amounts in thousands)

Interest cost	$102	$113
Amortization of unrecognized net loss	52	42

Net periodic pension cost	$154	$155

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan other than for benefit payments as required in 2011 and future years.

The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (“NDBP”) when the Company disposed of its subsidiary CTG Nederland B.V. Benefits paid are a function of a percentage of career average pay. The plan was curtailed for additional contributions in January 2003. Net periodic pension benefit was approximately $1,000 in both of the quarters ended April 1, 2011 and April 2, 2010.

The Company does not anticipate making contributions to the NDBP in 2011 or future years as the NDBP is currently over-funded. The assets for the NDBP are held by Aegon, a financial services firm located in The Netherlands. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the amount allocated to the NDBP at any point in time. The fair value of the assets is determined using a Level 3 methodology (see note 2 – Fair Value), including using assumptions such as expected market rates of return, equity and interest rate volatility, credit risk, correlations of market returns, and discount rates. In 2010, the plan investments had a targeted minimum return to the Company of 4%, which is consistent with historical returns and the guaranteed 4% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, continues to maintain the current investment strategy of investing plan assets solely in government bonds in 2011.

The change in the fair value of the plan assets for the NDBP from the previous year-end to April 1, 2011 is as follows:

(amounts in thousands)

Fair value of plan assets at December 31, 2010	$7,831
Return on plan assets	81
Benefits paid	(26)
Effect of exchange-rate changes	545

Fair value of plan assets at April 1, 2011	$8,431

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan, a defined-contribution plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made contributions to this plan for amounts earned in 2010 totaling $0.3 million in the 2011 first quarter. The investments in the plan are included in the total assets of the Company, and are discussed in Note 4, “Investments.” Participants in the plan have the ability to exchange a portion of their investments for stock units which represent shares of the Company’s common stock. In exchange for the funds received, the Company will issue stock out of treasury stock equivalent to the number of share units received by each participant. These shares of common stock are not entitled to any voting rights and the holders will not receive dividends if any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their respective payment elections under the plan.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. During the 2011 first quarter, cash contributions were made to the plan for certain of these directors. At the time the contributions were made, one of the non-employee directors elected to exchange their cash contributions to the plan to purchase stock units which represent shares of the Company’s common stock. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in exchange for funds received, the Company issued stock out of treasury stock equivalent to the number of share units received by the participant. These shares of common stock are not entitled to any voting rights and the holder will not receive dividends if any are paid. The shares are being held by the Company, and will be released to the non-employee director as prescribed by their respective payment election under the plan.

7.	Equity-Based Compensation

During both the first quarters of 2011 and 2010, the Company granted stock options to certain of its employees. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. The stock options granted, the weighted-average fair value of an option, and the weighted-average assumptions used to calculate the fair value of a stock option for the respective quarters are as follows:

	For the Quarter Ended
	April 1, 2011	April 2, 2010
Stock options granted	135,500	366,150
Weighted-average fair value	$5.86	$3.09
Expected volatility	61.4%	65.3%
Risk-free interest rate	1.7%	1.5%
Expected term (years)	4.0	3.1
Expected dividend yield	0.0%	0.0%

The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the option granted to estimate the expected volatility for the grants made in the 2011 first quarter. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of not paying dividends, and the expectation of paying dividends in the foreseeable future.

During the 2011 first quarter, the Company also issued restricted stock representing 160,000 shares to certain of its employees on February 16, 2011 with a value of $12.16 per share, and on March 7, 2011 with a fair value of $12.31 per share. During the 2010 first quarter, the Company issued restricted stock representing 77,000 shares to certain of its employees on February 16, 2010 with a value of $7.18 per share. The stock vests over a period of four years, with 25% of the stock issued vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock is fully vested to the employee. The Company is recognizing compensation expense for these shares over the expected term of the restricted stock, or four years. The restricted shares issued are considered outstanding, and are eligible to receive dividends if any are paid, and can be voted. However, only vested shares of outstanding restricted stock are included in the basic earnings per share calculation. The shares were granted from the 1991 Restricted Stock Plan.

8.	Treasury Stock

During the 2011 first quarter, the Company used approximately $0.6 million to purchase 51,000 shares of its stock for treasury pursuant to the Company’s share repurchase program. In February 2011, the Company’s Board of Directors authorized the addition of one million shares to the repurchase program. At April 1, 2011, approximately 1.1 million shares remained authorized for future purchases. The Company issued 470,000 shares out of treasury stock to fulfill the share requirements from stock option exercises and restricted stock grants during the 2011 first quarter.

During the 2010 first quarter, the Company used approximately $1.0 million to purchase 130,000 shares of its stock for treasury pursuant to the Company’s share repurchase program. At April 2, 2010, approximately 0.4 million shares remained authorized for future purchases. The Company issued 131,000 shares out of treasury stock to fulfill the share requirements from stock option exercises and restricted stock grants during the 2010 first quarter.

9.	Significant Customer

In the 2011 first quarter, International Business Machines Corporation (“IBM”) was the Company’s largest customer, accounting for $28.7 million or 29.9% of consolidated revenue as compared with $22.6 million or 28.8% of revenue in the comparable 2010 period. The Company’s accounts receivable from IBM at April 1, 2011 and April 2, 2010 totaled $14.8 million and $12.8 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended April 1, 2011

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements by management of Computer Task Group, Incorporated (“CTG” or “the Company”) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including, among other factors, the following: (i) industry and economic conditions, including fluctuations in demand for information technology (“IT”) services and the deterioration in market conditions generally and for our targeted vertical markets, (ii) the availability to us of qualified professional staff, (iii) domestic and foreign industry competition for customers and talent, (iv) rate and wage inflation or deflation, (v) risks associated with operating in foreign jurisdictions, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the IT solutions and staffing industry, our targeted vertical markets, taxes and the Company’s operations in particular, (vii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (viii) consolidation among the Company’s competitors or customers, (ix) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (“IBM”), (x) the need to supplement or change our IT services in response to new service offerings in the industry, and (xi) the risks described in Item 1A of the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and from time to time in the Company’s other reports filed with the SEC.

Industry Trends

The Company operates in one industry segment, providing IT services to its clients. These services include IT solutions and IT staffing. The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that it serves. The pace of technological change and changes in business requirements and practices of the Company’s clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been, and management believes, will continue to be strong. The Company has responded to these challenging business conditions by focusing on its two main services, which are providing IT solutions and IT staffing to its clients. IT solutions and IT staffing revenue as a percentage of total revenue for the quarters ended April 1, 2011 and April 2, 2010 is as follows:

	For the Quarter Ended
	April 1, 2011	April 2, 2010
IT solutions	35%	32%
IT staffing	65%	68%

Total	100%	100%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarters ended April 1, 2011 and April 2, 2010 is as follows:

	For the Quarter Ended
	April 1, 2011	April 2, 2010
Technology service providers	35%	33%
Healthcare	28%	26%
Energy	6%	7%
Financial services	6%	7%
General markets	25%	27%

Total	100%	100%

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

Revenue and Cost Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectability of the amount due is reasonably assured. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed price contracts is recognized as per the proportional method of accounting using an input-based approach whereby salary and indirect labor costs incurred are measured and compared with the total estimate of costs at completion of a project. Revenue is recognized based upon the percent complete calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed price projects that include significant amounts of material or other non-labor related costs which could distort the percent complete calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our past experience on similar projects, and includes management judgments and estimates which affect the amount of revenue recognized on fixed price contracts in any accounting period.

The Company has entered into a series of contracts with a customer that provides for application customization and integration services, as well as post contract support (PCS) services, specifically utilizing one of the software tools the Company has internally developed. As the contracts are closely interrelated and dependent on each other, for accounting purposes the contracts are considered to be one arrangement. Additionally, as the project includes significant modification and customization services to transform the previously developed software tool into an expanded tool that will meet the customer’s requirements, the percentage-of-completion method of contract accounting is being utilized for the project. Total revenue and costs will be recognized equally until completion of the application customization and integration services portion of the project. After completion of that phase of the project, the remaining unrecognized portion of the contract value will be recognized on a straight-line basis over the term of the PCS period.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods for the quarters ended April 1, 2011 and April 2, 2010 is as follows:

	For the Quarter Ended
	April 1, 2011	April 2, 2010
Time-and-material	92%	92%
Progress payment	6%	5%
Percentage-of-completion	2%	3%

Total	100%	100%

Results of Operations

The tables below set forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenues.

For the Quarter ended:	April 1, 2011		April 2, 2010
	(amounts in thousands)
Revenue	100.0%	$95,909	100.0%	$78,489
Direct costs	79.4%	76,112	78.3%	61,481
Selling, general, and administrative expenses	15.8%	15,198	17.8%	13,919

Operating income	4.8%	4,599	3.9%	3,089
Interest and other expense, net	—	(37)	—	(47)

Income before income taxes	4.8%	4,562	3.9%	3,042
Provision for income taxes	1.9%	1,734	1.6%	1,256

Net income	2.9%	$2,828	2.3%	$1,786

In the 2011 first quarter, the Company recorded revenue of $95.9 million, an increase of 22.2% compared with revenue of $78.5 million recorded in the 2010 first quarter. There were 65 billable days in both the 2011 and 2010 first quarters. Revenue from the Company’s North American operations totaled $78.8 million in the 2011 first quarter, an increase of 27.3% when compared with revenue in the 2010 first quarter of $61.9 million. Revenue from the Company’s European operations in the 2011 first quarter totaled $17.1 million, an increase of 3.1% when compared with revenue in the 2010 first quarter of $16.6 million. The European revenue represented 17.8% and 21.1% of 2011 and 2010 first quarter consolidated revenue, respectively. The Company’s revenue included reimbursable expenses billed to customers, which totaled $3.2 million and $1.9 million in the 2011 and 2010 first quarters, respectively.

The revenue increase in the 2011 first quarter as compared with the corresponding 2010 period is due to strong demand for both the Company’s IT staffing and IT solutions services. IT staffing revenue increased 16.5% in the 2011 first quarter as compared with the corresponding 2010 period. The Company’s headcount was approximately 3,600 employees at April 1, 2011, which was an increase of approximately 200 employees from 3,400 at December 31, 2010, and an increase of approximately 500 employees from 3,100 at April 2, 2010. IT solutions revenue increased 34.2% in the 2011 first quarter as compared with the corresponding 2010 period. The IT solutions revenue increase was primarily driven by an increase in the electronic medical records work from providers in the Company’s healthcare vertical market.

The increase in revenue in the Company’s European operations in the 2011 first quarter as compared with the corresponding 2010 period was primarily due to modest strength in the Company’s European IT staffing business. This revenue increase was slightly offset by the weakness of the currencies of Belgium and Luxembourg, and supported by the strength of currency in the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2011 first quarter as compared with the 2010 first quarter, the average value of the Euro decreased 1.2% while the average value of the British Pound increased 2.6%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2010 first quarter to the 2011 first quarter, total European revenue would have been approximately $0.2 million higher, or $17.3 million as compared with the $17.1 million reported.

In the 2011 first quarter, IBM was the Company’s largest customer, accounting for $28.7 million or 29.9% of consolidated revenue as compared with $22.6 million or 28.8% of revenue in the comparable 2010 period. The Company’s current National Technical Services (“NTS Agreement”) contract with IBM continues until July 1, 2011. As part of the NTS Agreement, the Company provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as sole provider to the Systems and Technology Group business unit. We expect the NTS agreement to be renewed in July 2011, and that the Company will continue to derive a significant portion of its revenue from IBM throughout the remainder of 2011 and in future years. However, a significant decline in or the loss of the revenue from IBM would have a significant negative effect on our operating results. The Company’s accounts receivable from IBM at April 1, 2011 and April 2, 2010 totaled $14.8 million and $12.8 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in either the first quarter of 2011 or 2010.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 79.4% of revenue in the 2011 first quarter as compared with 78.3% of revenue in the 2010 first quarter. The increase in direct costs as a percentage of revenue in the 2011 first quarter when compared with the corresponding 2010 period is due to a change in the Company’s overall business mix resulting from the significant increase in its lowest margin IT staffing business in 2011, which has significantly higher direct costs than the Company’s IT solutions business.

Selling, general and administrative (“SG&A”) expenses were 15.8% of revenue in the 2011 first quarter and 17.8% in the 2010 corresponding period. The SG&A decrease as a percentage of revenue in the 2011 first quarter as compared with the corresponding 2010 period is primarily due to the change in the Company’s business mix resulting from a significant increase in our lowest margin IT staffing business in 2011, which has significantly lower SG&A costs compared with the Company’s IT solutions business, as well as disciplined cost management and the economies of scale associated with revenue growth.

Operating income was 4.8% of revenue in the first quarter of 2011 and 3.9% in the first quarter of 2010. Operating income from North American operations was $4.0 million and $2.5 million in the 2011 and 2010 first quarters, respectively, while European operations recorded operating income of $0.6 million in both the 2011 and 2010 periods.

Net income for the 2011 first quarter was 2.9% of revenue or $0.17 per diluted share, compared with net income of 2.3% of revenue or $0.11 per diluted share in the 2010 first quarter. Diluted earnings per share were calculated using 16.7 million and 16.0 million weighted-average equivalent shares outstanding for the quarters ended April 1, 2011 and April 2, 2010, respectively. The number of equivalent shares outstanding increased year-over-year due to an increase in the Company’s stock price which increased the dilutive effect of outstanding stock options, but was somewhat offset by the purchase of approximately 0.3 million shares into treasury stock pursuant to the Company’s share repurchase program for the twelve month period ended April 1, 2011.

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

Income Taxes – Deferred Taxes and Valuation Allowances – At April 1, 2011, the Company had a total of $7.3 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At April 1, 2011, the Company had deferred tax assets recorded resulting from net operating losses totaling approximately $2.9 million. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether some of these deferred tax assets will be realized at any point in the future. At April 1, 2011, the Company has offset substantially all of these deferred tax assets with a valuation allowance totaling $2.8 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.1 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s effective tax rate (“ETR”). A 1% change in the ETR in the 2011 first quarter would have increased or decreased net income in the quarter by approximately $46,000.

Goodwill valuation – The Company has a goodwill balance of $35.7 million recorded as of April 1, 2011. As of the fiscal month-end October 2010, with the assistance of an independent appraisal company, the Company completed its annual valuation of the business to which the Company’s goodwill relates. The valuation indicated that the estimated fair value of the business was substantially in excess of its carry value by approximately 31%. Additionally, no facts or circumstances have arisen since October 2010 that have led management to believe the goodwill may be impaired.

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

Financial Condition and Liquidity

Cash used in operating activities was $7.2 million in the 2011 first quarter and $5.0 million in the 2010 first quarter. In the 2011 first quarter, net income totaled $2.8 million, while other non-cash adjustments, primarily consisting of depreciation and amortization expense, equity-based compensation expense, deferred income taxes, and deferred compensation totaled a net of $0.6 million. In the 2010 first quarter, net income was $1.8 million, while the corresponding non-cash adjustments netted to $0.5 million. Accounts receivable balances increased $6.8 million in the 2011 first quarter, and increased $7.3 million in the 2010 first quarter. The increase in the accounts receivable balance in the 2011 first quarter resulted from the 22% increase in revenue year-over-year and an increase in days sales outstanding (“DSO”) to 62 days at April 1, 2011, as compared with 61 days at April 2, 2010. The increase in accounts receivable in the 2010 first quarter resulted from an increase in revenue in the 2010 first quarter of approximately 5% year-over-year, and an increase in DSO of three days as compared with 58 days at April 3, 2009.

Accounts payable increased $0.8 million in the 2011 first quarter as compared with a decrease of $1.6 million in the 2010 first quarter due to a general increase in the size of the company in 2011, and the timing of certain payments near quarter-end. Accrued compensation decreased $5.1 million in the 2011 first quarter due to the timing of the payment of the U.S. bi-weekly payroll, as the 2011 first quarter ended on a payroll date. This decrease was offset by an increase in employee headcount of approximately 200, or 6% in the 2011 first quarter. Income taxes payable increased in the first quarter of both 2011 and 2010 due to an increase in the amount of taxable income in both periods when compared with the corresponding prior year’s first quarter.

Investing activities used $0.8 million in the 2011 first quarter as compared with $0.7 million in the 2010 first quarter. The cash used in the 2011 first quarter primarily represented the additions to property, equipment and capitalized software of $0.6 million and net contributions to the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan (“non-qualified Plan”) of $0.3 million. Additions to property and equipment in the 2010 first quarter totaled approximately $0.6 million, while net purchases of investments in the non-qualified Plan totaled $0.1 million. The Company has no significant commitments for the purchase of property or equipment at April 1, 2011.

Financing activities provided $1.4 million of cash in the 2011 first quarter as compared with a usage of $0.1 million in the 2010 first quarter. The cash provided in the 2011 first quarter primarily related to exercises of stock options under the Company’s equity-based compensation plans. The Company did not have any amount outstanding under its revolving credit line at April 1, 2011, the term of which extends to April 2014. There was $0.9 million outstanding under the credit line at April 2, 2010. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. During the 2011 first quarter, the average outstanding daily balance under the Company’s revolving line of credit was approximately $0.3 million, while the average outstanding balance under this line of credit was $1.7 million in the 2010 first quarter.

The Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at April 1, 2011 include a leverage ratio which must be no more than 2.75 to 1, a calculation of minimum tangible net worth which must be no less than $38.0 million, and total expenditures for property, equipment and capitalized software can not exceed $5.0 million annually. The Company was in compliance with these covenants at April 1, 2011 as its leverage ratio was 0.0, tangible net worth was $46.6 million, and 2011 year-to-date expenditures for property, equipment and capitalized software were $0.6 million. The Company was also in compliance with its required covenants at April 2, 2010. When considering current market conditions and operating results, and the Company’s current estimate of future operating results, the Company believes it will be able to meet its covenants, as applicable, for the remainder of 2011 and in future years.

During the 2011 first quarter, the Company used $0.6 million to purchase approximately 51,000 shares of its stock for treasury. At April 1, 2011, a total of approximately 1.1 million shares are authorized for future purchases. During the 2010 first quarter, the Company used $1.0 million to purchase approximately 130,000 shares of its stock for treasury.

The Company believes existing internally available funds, cash potentially generated from future operations, and borrowings available under the Company’s revolving line of credit totaling $34.6 million at April 1, 2011 are sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in either the first quarter of 2011 or 2010.

Contractual Obligations

The Company did not enter into any significant contractual obligations during the quarter ended April 1, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations.

The Company’s credit agreement currently expires in April 2014 and allows the Company to borrow up to $35.0 million. The Company had no amount outstanding under the credit agreement at April 1, 2011, while the amount outstanding under the agreement at April 2, 2010 totaled $0.9 million. At both April 1, 2011 and April 2, 2010, there were $0.4 million of letters of credit issued under the credit agreement.

The largest amounts outstanding under the Company’s credit agreements during the quarters ended April 1, 2011 and April 2, 2010 were $4.0 million and $6.0 million, respectively. Average bank borrowings outstanding for such quarters were $0.3 million and $1.7 million, respectively. Accordingly, a one percent increase or decrease in the weighted-average interest rate would increase or decrease annual interest expense by $3,000.

During the 2011 first quarter, revenue was affected by the weakness of the currencies of Belgium and Luxembourg, and the strength of currency in the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2011 first quarter as compared with the 2010 first quarter, the average value of the Euro decreased 1.2% while the average value of the British Pound increased 2.6%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2010 first quarter to the 2011 first quarter, total European revenue would have been approximately $0.2 million higher, or $17.3 million as compared with the $17.1 million reported. Operating income was not significantly affected in the 2011 first quarter as compared with the 2010 first quarter due to the change in exchange rates year-over-year.

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

Changes in Internal Control over Financial Reporting

The Company reviews its internal controls on a continuous basis. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report, and concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on April 1, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs*
Jan. 1 – Jan. 31	14,900	$11.04	14,900	154,019
Feb. 1 – Feb. 28	18,845	$11.67	18,845	1,135,174
Mar. 1 – Apr. 1	16,886	$12.62	16,886	1,118,288

Total	50,631	$11.80	50,631

*	The Company’s share repurchase program (originally announced on May 12, 2005) does not have an expiration date, nor was it terminated during the first quarter of 2011. During February 2011, the Company’s Board of Directors authorized the addition of one million shares to the repurchase program.
**	Excludes broker commissions

Item 3.	Default Upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Page

31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	25

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	26

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	27

*  *  *  *  *  *  *

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By:	/s/ Brendan M. Harrington
Brendan M. Harrington

Title:	Chief Financial Officer

Date: April 27, 2011