Form 10-Q
period 2011-07-01
COMPUTER TASK GROUP INC
filed 2011-08-02
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 1, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of each class	Shares outstanding at July 25, 2011
Common stock, par value $.01 per share	18,570,422

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Revenue	$98,327	$81,142	$194,236	$159,631
Direct costs	77,594	63,350	153,706	124,831
Selling, general and administrative expenses	16,056	14,303	31,254	28,222

Operating income	4,677	3,489	9,276	6,578
Interest and other income	32	4	63	31
Interest and other expense	(80)	(75)	(148)	(149)

Income before income taxes	4,629	3,418	9,191	6,460
Provision for income taxes	1,799	1,513	3,533	2,769

Net income	$2,830	$1,905	$5,658	$3,691

Net income per share:
Basic	$0.19	$0.13	$0.38	$0.25

Diluted	$0.17	$0.12	$0.34	$0.23

Weighted average shares outstanding:
Basic	15,050	14,728	14,909	14,725
Diluted	16,864	16,095	16,759	16,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(Unaudited)

	July 1, 2011	Dec. 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$13,002	$14,837
Accounts receivable, net of allowances of $392 and $860 in 2011 and 2010, respectively	66,766	57,540
Prepaid and other current assets	2,182	1,991
Income taxes receivable	907	0
Deferred income taxes	1,030	1,111

Total current assets	83,887	75,479

Property, equipment and capitalized software, net of accumulated depreciation and amortization of $18,444 and $17,497 in 2011 and 2010, respectively	8,641	8,364
Goodwill	35,678	35,678
Deferred income taxes	6,288	6,099
Other assets	5,566	4,022
Investments	756	631

Total assets	$140,816	$130,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,464	$6,595
Accrued compensation	30,853	29,646
Advance billings on contracts	1,535	2,331
Other current liabilities	3,494	3,313
Income taxes payable	0	549

Total current liabilities	44,346	42,434

Deferred compensation benefits	9,303	9,422
Other long-term liabilities	517	497

Total liabilities	54,166	52,353

Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	114,787	113,678
Retained earnings	77,199	71,541
Less: Treasury stock of 8,434,258 and 8,963,035 shares at cost, in 2011 and 2010, respectively	(45,406)	(46,178)
Stock Trusts of 3,363,351 shares at cost in both periods	(55,083)	(55,083)
Other	(197)	(147)
Accumulated other comprehensive loss	(4,920)	(6,161)

Total shareholders’ equity	86,650	77,920

Total liabilities and shareholders’ equity	$140,816	$130,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Two Quarters Ended
	July 1, 2011	July 2, 2010
Cash flow from operating activities:
Net income	$5,658	$3,691
Adjustments:
Depreciation and amortization expense	978	798
Equity-based compensation expense	696	678
Deferred income taxes	(222)	(17)
Gain on sales of property and equipment	(20)	(4)
Deferred compensation	(2)	(117)
Changes in assets and liabilities:
Increase in accounts receivable	(7,922)	(7,463)
Increase in prepaid and other current assets	(170)	(804)
(Increase) decrease in other assets	(1,428)	168
Decrease in accounts payable	(284)	(1,497)
Increase in accrued compensation	619	6,351
Increase (decrease) in income taxes receivable/payable	(1,492)	283
Decrease in advance billings on contracts	(837)	(65)
Increase (decrease) in other current liabilities	70	(356)
Increase in other long-term liabilities	18	0

Net cash provided by (used in) operating activities	(4,338)	1,646

Cash flow from investing activities:
Additions to property, equipment and capitalized software	(1,197)	(1,110)
Deferred compensation plan investments, net	(109)	24
Proceeds from sales of property and equipment	22	4

Net cash used in investing activities	(1,284)	(1,082)

Cash flow from financing activities:
Proceeds from stock option exercises	1,778	456
Excess tax benefits from equity-based compensation	1,714	160
Change in cash overdraft, net	609	(318)
Proceeds from Employee Stock Purchase Plan	138	80
Purchase of stock for treasury	(1,177)	(1,710)

Net cash provided by (used in) financing activities	3,062	(1,332)

Effect of exchange rate changes on cash and cash equivalents	725	(1,071)

Net decrease in cash and cash equivalents	(1,835)	(1,839)
Cash and cash equivalents at beginning of year	14,837	10,423

Cash and cash equivalents at end of quarter	$13,002	$8,584

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

The Company’s fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal quarter where the last day of each of the first three quarters is a Friday. The 2011 second quarter began on April 2, 2011 and ended on July 1, 2011. The 2010 second quarter began on April 3, 2010 and ended July 2, 2010. There were 64 billable days in both the second quarters of 2011 and 2010, and 129 total billable days in the first two quarters of both 2011 and 2010.

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

IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and two quarters ended July 1, 2011 and July 2, 2010 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
IT solutions	37%	32%	36%	32%
IT staffing	63%	68%	64%	68%

Total	100%	100%	100%	100%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and two quarters ended July 1, 2011 and July 2, 2010 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Technology service providers	35%	37%	35%	35%
Healthcare	29%	27%	28%	27%
Energy	6%	7%	6%	7%
Financial services	6%	6%	6%	7%
General markets	24%	23%	25%	24%

Total	100%	100%	100%	100%

Software Revenue Recognition

The Company has entered into a series of contracts with a customer that provides for application customization and integration services, as well as post contract support (PCS) services, specifically utilizing one of the software tools the Company has internally developed. As the contracts are closely interrelated and dependent on each other, for accounting purposes the contracts are considered to be one arrangement. Additionally, as the project includes significant modification and customization services to transform the previously developed software tool into an expanded tool that will meet the customer’s requirements, the percentage-of-completion method of contract accounting is being utilized for the project. Total revenue and costs were recognized equally until completion of the application customization and integration services portion of the project. The remaining unrecognized portion of the contract value is being recognized on a straight-line basis over the term of the PCS period.

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

Level 1 – quoted prices in active markets for identical assets or liabilities (observable)

Level 2 – inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3 – unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At July 1, 2011 and December 31, 2010, the reported balances of the Company’s cash and cash equivalents of $13.0 million and $14.8 million, respectively, approximated fair value.

The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to measure on a fair value basis any of its individual contracts during the quarters or year-to-date periods ended July 1, 2011 or July 2, 2010.

Capitalized Software Costs

During the quarter and two quarters ended July 1, 2011, the Company recorded capitalized software costs of $130,000 and $351,000, respectively, and as of that date has capitalized a total of $5.2 million for projects either developed for internal use or developed to be leased or otherwise marketed. Accumulated amortization for these projects totaled $0.9 million as of July 1, 2011, and the tools being expensed have amortization periods ranging from three to five years.

Life Insurance Policies

The Company has purchased life insurance on the lives of certain plan participants in the non-qualified defined-benefit Executive Supplemental Benefit Plan. Those policies have generated cash surrender value, and the Company has taken loans against the policies. At July 1, 2011 and December 31, 2010, these insurance policies have a gross cash surrender value of $27.6 million and $25.9 million, respectively, loans have been taken totaling $24.7 million and $24.3 million, respectively, and the net cash surrender value balance of $2.9 million and $1.6 million, respectively, is included on the condensed consolidated balance sheet in “Other Assets” under non-current assets.

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

Guarantees

The Company has several guarantees in place in our European operations that support office leases, and performance under government projects. These guarantees total approximately $1.8 million at July 1, 2011.

3.	Net Income Per Share

Basic and diluted earnings per share for the quarter and two quarters ended July 1, 2011 and July 2, 2010 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(amounts in thousands, except per share data)
Weighted-average number of shares outstanding during period	15,050	14,728	14,909	14,725
Common Stock equivalents – incremental shares primarily under stock option plans	1,814	1,367	1,850	1,326

Number of shares on which diluted earnings per share is based	16,864	16,095	16,759	16,051

Net income	$2,830	$1,905	$5,658	$3,691

Net income per share:
Basic	$0.19	$0.13	$0.38	$0.25

Diluted	$0.17	$0.12	$0.34	$0.23

Certain options representing 0.2 million and 0.4 million shares of common stock were outstanding at July 1, 2011 and July 2, 2010, respectively, but were not included in the computation of diluted earnings per share as they were anti-dilutive.

4.	Investments

The Company’s investments primarily consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At July 1, 2011 and December 31, 2010, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.8 million and $0.6 million, respectively, and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see “Fair Value” in Note 2). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2011 and 2010 second quarters and year-to-date periods.

5.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at July 1, 2011 and December 31, 2010 are as follows:

	July 1, 2011	Dec. 31, 2010
	(amounts in thousands)
Foreign currency adjustment	$(3,135)	(4,298)
Pension loss adjustment, net of tax of $1,096 in 2011 and $1,141 in 2010	(1,785)	(1,863)

Accumulated other comprehensive loss	$(4,920)	(6,161)

Total comprehensive income for the quarter and two quarters ended July 1, 2011 and July 2, 2010 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(amounts in thousands)
Net income	$2,830	$1,905	$5,658	$3,691
Foreign currency	255	(1,115)	1,163	(1,850)
Pension loss	38	0	78	9

Comprehensive income	$3,123	$790	$6,899	$1,850

6.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 42% of pre-tax income. The 2011 second quarter ETR was 38.9% and the 2011 year-to-date ETR was 38.4%.

The 2010 second quarter ETR was 44.3%, and the 2010 year-to-date ETR was 42.9%. During the second quarter of 2010, the Company incurred severance expense related to the downsizing of one of its foreign subsidiaries, which caused the subsidiary to incur a loss during the quarter. Management determined that the realizability of the tax benefit of the losses incurred by that subsidiary in 2010 was uncertain. As a result of this uncertainty, management recorded a full valuation allowance against this taxable loss. In addition, as of July 2, 2010, the U.S. federal government had not extended the “Credit for Increasing Research Activities,” which had in previous years reduced the Company’s ETRs. These two factors were the primary reasons that the 2010 second quarter and year-to-date ETRs were above the normal range.

7.	Deferred Compensation and Other Benefits

The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (“ESBP”) that provides certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The ESBP was amended as of November 1994 to freeze benefits for participants at that time.

Net periodic pension cost for the quarter and two quarters ended July 1, 2011 and July 2, 2010 for the ESBP are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
	(amounts in thousands)
Interest cost	$102	$113	$204	$226
Amortization of unrecognized net loss	52	42	104	84

Net periodic pension cost	$154	$155	$308	$310

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

The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (“NDBP”) when the Company disposed of its subsidiary CTG Nederland B.V. Benefits paid are a function of a percentage of career average pay. The plan was curtailed for additional contributions in January 2003. Net periodic pension benefit was approximately $1,000 in both the quarters ended July 1, 2011 and July 2, 2010, and $2,000 in both the year-to-date periods ended July 1, 2011 and July 2, 2010.

The Company does not anticipate making significant contributions to the NDBP in 2011 or future years as the NDBP is currently over-funded. The assets for the NDBP are held by Aegon, a financial services firm located in The Netherlands. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the amount allocated to the NDBP at any point in time. The fair value of the assets is determined using a Level 3 methodology (see note 2 – Fair Value), including using assumptions such as expected market rates of return, equity and interest rate volatility, credit risk, correlations of market returns, and discount rates. In 2010, the plan investments had a targeted minimum return to the Company of 4%, which is consistent with historical returns and the 4% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, continues to maintain the current investment strategy of investing plan assets solely in government bonds in 2011.

The change in the fair value of the plan assets for the NDBP from December 31, 2010 to July 1, 2011 is as follows:

(amounts in thousands)

Fair value of plan assets at December 31, 2010	$7,831
Return on plan assets	166
Contributions	42
Benefits paid	(53)
Effect of exchange-rate changes	692

Fair value of plan assets at July 1, 2011	$8,678

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

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. During both the 2011 second quarter and year-to-date period, cash contributions totaling $ 0.1 million were made to the plan for certain of these directors. At the time the contributions were made, one of the non-employee directors elected to exchange their cash contributions to the plan to purchase stock units which represent shares of the Company’s common stock. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in exchange for funds received, the Company issued stock out of treasury stock equivalent to the number of share units received by the participant. These shares of common stock are not entitled to any voting rights and the holder will not receive dividends if any are paid. The shares are being held by the Company, and will be released to the non-employee director as prescribed by their respective payment election under the plan.

8.	Equity-Based Compensation

During the 2011 second quarter, the Company granted stock options to its independent directors. No options were granted during the 2010 second quarter. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. The stock options granted, the weighted-average fair value of an option, and the weighted-average assumptions used to calculate the fair value of a stock option are as follows:

For the Quarter Ended July 1, 2011
Stock options granted	120,000
Weighted-average fair value	$2.83
Expected volatility	47.9%
Risk-free interest rate	0.2%
Expected term (years)	1.2
Expected dividend yield	0.0%

The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the option granted to estimate the expected volatility for the grants made in the 2011 second quarter. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options’ expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of not paying dividends, and the expectation of not paying dividends in the foreseeable future.

9.	Treasury Stock

During the 2011 second quarter, the Company used approximately $0.6 million to purchase 44,000 shares of its stock for treasury pursuant to the Company’s share repurchase program. For the year-to-date period ended July 1, 2011, the Company used approximately $1.2 million to purchase 94,000 shares pursuant to the repurchase program. In February 2011, the Company’s Board of Directors authorized the addition of one million shares to the repurchase program. At July 1, 2011, approximately 1.1 million shares remained authorized for future purchases. The Company issued 0.3 million shares and 0.8 million shares out of treasury stock to fulfill the share requirements from stock option exercises and restricted stock grants during the 2011 second quarter and year-to-date 2011 period, respectively.

During the 2010 second quarter, the Company used approximately $0.8 million to purchase 101,000 shares of its stock for treasury pursuant to the Company’s share repurchase program. For the year-to-date period ended July 2, 2010, the Company used approximately $1.7 million to purchase 232,000 shares pursuant to the repurchase program. At July 2, 2010, approximately 0.3 million shares remained authorized for future purchases. The Company issued 0.1 million and 0.2 million shares out of treasury stock to fulfill the share requirements from stock option exercises and restricted stock grants during the 2010 second quarter and year-to-date 2010 period, respectively.

10.	Significant Customer

In the 2011 second quarter, International Business Machines Corporation (“IBM”) was the Company’s largest customer, accounting for $29.5 million or 30.0% of consolidated revenue as compared with $25.6 million or 31.5% of revenue in the comparable 2010 period. In the first two quarters of 2011, IBM accounted for $58.1 million or 29.9% of consolidated revenue, compared with $48.2 million or 30.2% of consolidated revenue in the comparable 2010 period. The Company’s accounts receivable from IBM at July 1, 2011 and July 2, 2010 totaled $15.0 million and $13.5 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Two Quarters Ended July 1, 2011

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

Industry Trends

The Company operates in one industry segment, providing IT services to its clients. These services include IT solutions and IT staffing. The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that it serves. The pace of technological change and changes in business requirements and practices of the Company’s clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been, and management believes, will continue to be strong. The Company has responded to these challenging business conditions by focusing on its two main services, which are providing IT solutions and IT staffing to its clients. IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and two quarters ended July 1, 2011 and July 2, 2010 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
IT solutions	37%	32%	36%	32%
IT staffing	63%	68%	64%	68%

Total	100%	100%	100%	100%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and two quarters ended July 1, 2011 and July 2, 2010 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Technology service providers	35%	37%	35%	35%
Healthcare	29%	27%	28%	27%
Energy	6%	7%	6%	7%
Financial services	6%	6%	6%	7%
General markets	24%	23%	25%	24%

Total	100%	100%	100%	100%

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

The Company has entered into a series of contracts with a customer that provides for application customization and integration services, as well as post contract support (PCS) services, specifically utilizing one of the software tools the Company has internally developed. As the contracts are closely interrelated and dependent on each other, for accounting purposes the contracts are considered to be one arrangement. Additionally, as the project includes significant modification and customization services to transform the previously developed software tool into an expanded tool that will meet the customer’s requirements, the percentage-of-completion method of contract accounting is being utilized for the project. Total revenue and costs were recognized equally until completion of the application customization and integration services portion of the project. The remaining unrecognized portion of the contract value is being recognized on a straight-line basis over the term of the PCS period.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods for the quarter and two quarters ended July 1, 2011 and July 2, 2010 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Time-and-material	90%	93%	91%	92%
Progress payment	8%	5%	7%	5%
Percentage-of-completion	2%	2%	2%	3%

Total	100%	100%	100%	100%

Results of Operations

The tables below set forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter ended:	July 1, 2011		July 2, 2010
	(amounts in thousands)
Revenue	100.0%	$98,327	100.0%	$81,142
Direct costs	78.9%	77,594	78.1%	63,350
Selling, general, and administrative expenses	16.3%	16,056	17.6%	14,303

Operating income	4.8%	4,677	4.3%	3,489
Interest and other expense, net	(0.1)%	(48)	(0.1)%	(71)

Income before income taxes	4.7%	4,629	4.2%	3,418
Provision for income taxes	1.8%	1,799	1.9%	1,513

Net income	2.9%	$2,830	2.3%	$1,905

For the Two Quarters ended:	July 1, 2011		July 2, 2010
	(amounts in thousands)
Revenue	100.0%	$194,236	100.0%	$159,631
Direct costs	79.1%	153,706	78.2%	124,831
Selling, general, and administrative expenses	16.1%	31,254	17.7%	28,222

Operating income	4.8%	9,276	4.1%	6,578
Interest and other expense, net	(0.1)%	(85)	(0.1)%	(118)

Income before income taxes	4.7%	9,191	4.0%	6,460
Provision for income taxes	1.8%	3,533	1.7%	2,769

Net income	2.9%	$5,658	2.3%	$3,691

In the 2011 second quarter, the Company recorded revenue of $98.3 million, an increase of 21.2% compared with revenue of $81.1 million recorded in the 2010 second quarter. There were 64 billable days in both the 2011 and 2010 second quarters. Revenue from the Company’s North American operations totaled $81.0 million in the 2011 second quarter, an increase of 21.4% when compared with revenue in the 2010 second quarter of $66.7 million. Revenue from the Company’s European operations in the 2011 second quarter totaled $17.3 million, an increase of 20.3% when compared with revenue in the 2010 second quarter of $14.4 million. The European revenue represented 17.6% and 17.8% of 2011 and 2010 second quarter consolidated revenue, respectively. The Company’s revenue included reimbursable expenses billed to customers, which totaled $3.1 million and $2.2 million in the 2011 and 2010 second quarters, respectively.

In the first two quarters of 2011, the Company recorded revenue of $194.2 million, an increase of 21.7% compared with revenue of $159.6 million recorded in the first two quarters of 2010. There were 129 billable days in the first two quarters of both 2011 and 2010. Revenue from the Company’s North American operations totaled $159.8 million in the first two quarters of 2011, an increase of 24.2% when compared with revenue in the first two quarters of 2010 of $128.6 million. Revenue from the Company’s European operations in the first two quarters of 2011 totaled $34.4 million, an increase of 11.1% when compared with revenue in the first two quarters of 2010 of $31.0 million. The European revenue represented 17.7% and 19.4% of 2011 and 2010 year-to-date consolidated revenue, respectively. The Company’s revenue included reimbursable expenses billed to customers, which totaled $6.3 million and $4.1 million in the 2011 and 2010 year-to-date periods, respectively.

The revenue increase in the 2011 second quarter and first two quarters as compared with the corresponding 2010 periods is due to strong demand for both the Company’s IT solutions and IT staffing services. IT solutions revenue increased 36.7% and 35.3% in the 2011 second quarter and year-to-date period, respectively, as compared with the corresponding 2010 periods. The IT solutions revenue increase was primarily driven by an increase in the electronic medical records work from providers in the Company’s healthcare vertical market. IT staffing revenue increased 13.7% and 15.2% in the 2011 second quarter and year-to-date period, respectively, as compared with the corresponding 2010 periods. The Company’s headcount was approximately 3,700 employees at July 1, 2011, which was an increase of approximately 300 employees from 3,400 at December 31, 2010, and an increase of approximately 500 employees from 3,200 at July 2, 2010.

The increase in revenue in the Company’s European operations in both the 2011 second quarter and first two quarters as compared with the corresponding 2010 periods was partially due to modest strength in the Company’s European IT staffing business. This revenue increase was supported by the strength of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2011 second quarter as compared with the 2010 second quarter, the average value of the Euro increased 13.0% while the average value of the British Pound increased 9.4%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2010 second quarter to the 2011 second quarter, total European revenue would have been approximately $1.9 million lower, or $15.4 million as compared with the $17.3 million reported. In the first two quarters of 2011 as compared with the first two quarters of 2010, the average value of the Euro increased 5.6% while the average value of the British Pound increased 5.9%. If there had been no change in the exchange rates from the first two quarters of 2010 to the corresponding 2011 period, total European revenue would have been approximately $1.8 million lower, or $32.6 million as compared with the $34.4 million reported.

In the 2011 second quarter, IBM was the Company’s largest customer, accounting for $29.5 million or 30.0% of consolidated revenue as compared with $25.6 million or 31.5% of revenue in the comparable 2010 period. In the first two quarters of 2011, IBM accounted for $58.1 million or 29.9% of consolidated revenue, compared with $48.2 million or 30.2% in the comparable 2010 period. During the 2011 second quarter, the Company’s current National Technical Services (“NTS Agreement”) contract with IBM was extended for three months from June 30, 2011 to September 28, 2011. As part of the NTS Agreement, the Company provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as sole provider to the Systems and Technology Group business unit. We expect the NTS agreement to be renewed in September 2011, and that the Company will continue to derive a significant portion of its revenue from IBM throughout the remainder of 2011 and in future years. However, a significant decline in or the loss of the revenue from IBM would have a significant negative effect on our operating results. The Company’s accounts receivable from IBM at July 1, 2011 and July 2, 2010 totaled $15.0 million and $13.5 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in either the second quarter or year to date periods of 2011 or 2010.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 78.9% of revenue in the 2011 second quarter as compared with 78.1% of revenue in the 2010 second quarter, and 79.1% of revenue in the 2011 first two quarters as compared with 78.2% in the 2010 corresponding period. The increase in direct costs as a percentage of revenue in the 2011 second quarter and first two quarters when compared with the corresponding 2010 periods is primarily due to an increase in employee benefit costs, mainly unemployment insurance. Additionally, the increase in direct costs in 2011 is due to a significant portion of the increase in the Company’s IT staffing business being from the Company’s lowest margin IT staffing business, which has significantly higher direct costs than the Company’s IT solutions business.

Selling, general and administrative (“SG&A”) expenses were 16.3% of revenue in the 2011 second quarter and 17.6% in the 2010 corresponding period, and 16.1% in the first two quarters of 2011 as compared with 17.7% in the corresponding 2010 period. The SG&A decrease as a percentage of revenue in both the 2011 second quarter and first two quarters as compared with the corresponding 2010 periods is primarily due to disciplined cost management and the economies of scale associated with revenue growth.

Operating income was 4.8% of revenue in the 2011 second quarter as compared with 4.3% in the 2010 second quarter, and 4.8% in the first two quarters of 2011 as compared with 4.1% in the corresponding 2010 period. Operating income from North American operations was $7.7 million and $5.8 million in the 2011 and 2010 first two quarters, respectively, while European operations recorded operating income of $1.6 million and $0.8 million, respectively, in the corresponding 2011 and 2010 periods.

Net income for the 2011 second quarter was 2.9% of revenue or $0.17 per diluted share, compared with net income of 2.3% of revenue or $0.12 per diluted share, in the 2010 second quarter. Net income for the first two quarters of 2011 was 2.9% of revenue or $0.34 per diluted share, compared with net income of 2.3% of revenue or $0.23 per diluted share, in the comparable 2010 period. Diluted earnings per share were calculated using 16.9 million and 16.1 million weighted-average equivalent shares outstanding for the quarters ended July 1, 2011 and July 2, 2010, respectively. Diluted earnings per share were calculated using 16.8 million and 16.1 million weighted-average equivalent shares outstanding for the year-to-date periods ended July 1, 2011 and July 2, 2010, respectively. The number of equivalent shares outstanding increased year-over-year due to an increase in the Company’s stock price which increased the dilutive effect of outstanding stock options, but was somewhat offset by the purchase of approximately 240,000 shares into treasury stock pursuant to the Company’s share repurchase program for the twelve month period ended July 1, 2011.

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

Income Taxes – Deferred Taxes and Valuation Allowances – At July 1, 2011, the Company had a total of $7.3 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At July 1, 2011, the Company had deferred tax assets recorded resulting from net operating losses totaling approximately $3.0 million. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether some of these deferred tax assets will be realized at any point in the future. At July 1, 2011, the Company has offset substantially all of these deferred tax assets with a valuation allowance totaling $2.9 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.1 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s effective tax rate (“ETR”). A 1% change in the ETR in the 2011 second quarter would have increased or decreased net income in the quarter by approximately $46,000.

Goodwill Valuation – The Company has a goodwill balance of $35.7 million recorded as of July 1, 2011. As of the fiscal month-end October 2010, with the assistance of an independent appraisal company, the Company completed its annual valuation of the business to which the Company’s goodwill relates. The valuation indicated that the estimated fair value of the business was substantially in excess of its carrying value by approximately 31%. Additionally, no facts or circumstances have arisen since October 2010 that have led management to believe the goodwill may be impaired.

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

Financial Condition and Liquidity

Operating activities used cash of $4.3 million in the first two quarters of 2011 (“2011 period”), and provided $1.6 million of cash in the first two quarters of 2010 (“2010 period”). In the 2011 period, net income totaled $5.7 million, while other non-cash adjustments, primarily consisting of depreciation and amortization expense, equity-based compensation expense, deferred income taxes, and deferred compensation totaled a net of $1.4 million. In the 2010 period, net income was $3.7 million, while the corresponding non-cash adjustments netted to $1.3 million. Accounts receivable balances increased $7.9 million in the 2011 period, and increased $7.5 million in the 2010 period. The increase in the accounts receivable balance in the 2011 period resulted from the 22% increase in revenue year-over-year and an increase in days sales outstanding (“DSO”) to 62 days at July 1, 2011, as compared with 57 days at July 2, 2010. The increase in accounts receivable in the 2010 period resulted from the 13.1% increase in revenue year-over-year.

Other assets increased $1.4 million in the 2011 period due to the timing of payment of insurance premiums prior to quarter-end in the 2011 period, and subsequent to quarter-end in the 2010 period. Accrued compensation increased $0.6 million in the 2011 period due to an increase in employee headcount of approximately 300, or 9% in the 2011 period. Income taxes receivable/payable decreased $1.5 million in the 2011 period due to the timing of estimated tax payments and excess tax benefits received from equity-based compensation transactions.

Investing activities used $1.3 million in the 2011 period as compared with $1.1 million in the 2010 period. The cash used in the 2011 period primarily represented the additions to property, equipment and capitalized software of $1.2 million and net contributions to the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan (“non-qualified Plan”) of $0.1 million. Additions to property and equipment in the 2010 period totaled approximately $1.1 million. The Company has no significant commitments for the purchase of property or equipment at July 1, 2011.

Financing activities provided $3.1 million of cash in the 2011 period as compared with a usage of $1.3 million in the 2010 period. The cash provided in the 2011 period primarily related to exercises of stock options under the Company’s equity-based compensation plans. The Company did not have any amount outstanding under its revolving credit line, the term of which extends to April 2014, at July 1, 2011 or July 2, 2010. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. During the 2011 period, the average outstanding daily balance under the Company’s revolving line of credit was approximately $0.5 million, while the average outstanding balance under this line of credit was $2.2 million in the 2010 period.

The Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at July 1, 2011 include a leverage ratio which must be no more than 2.75 to 1, a calculation of minimum tangible net worth which must be no less than $39.2 million, and total expenditures for property, equipment and capitalized software can not exceed $5.0 million annually. The Company was in compliance with these covenants at July 1, 2011 as its leverage ratio was 0.0, tangible net worth was $49.8 million, and 2011 year-to-date expenditures for property, equipment and capitalized software were $1.2 million. The Company was also in compliance with its required covenants at July 2, 2010. When considering current market conditions and operating results, and the Company’s current estimate of future operating results, the Company believes it will be able to meet its covenants, as applicable, for the remainder of 2011 and in future years.

During the 2011 period, the Company used $1.2 million to purchase approximately 94,000 shares of its stock for treasury. At July 1, 2011, a total of approximately 1.1 million shares are authorized for future purchases. During the 2010 period, the Company used $1.7 million to purchase approximately 232,000 shares of its stock for treasury.

The Company believes existing internally available funds, cash potentially generated from future operations, and borrowings available under the Company’s revolving line of credit totaling $34.6 million at July 1, 2011 are sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2011 or 2010 second quarters or year-to-date periods.

Contractual Obligations

The Company did not enter into any significant contractual obligations during year-to-date period ended July 1, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations.

The Company’s credit agreement currently expires in April 2014 and allows the Company to borrow up to $35.0 million. At both July 1, 2011 and July 2, 2010, there were no amounts outstanding under the credit agreement. At both July 1, 2011 and July 2, 2010, there were $0.4 million of letters of credit issued under the credit agreement.

The largest amounts outstanding under the Company’s credit agreements during the quarters ended July 1, 2011 and July 2, 2010 were $5.8 million and $7.8 million, respectively. Average bank borrowings outstanding for such quarters were $0.7 million and $2.4 million, respectively. Accordingly, a one percent increase or decrease in the weighted-average interest rate in 2011 would increase or decrease annual interest expense by $7,000.

During the 2011 second quarter, revenue was affected by the strength of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2011 second quarter as compared with the 2010 second quarter, the average value of the Euro increased 13.0% while the average value of the British Pound increased 9.4%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2010 second quarter to the 2011 second quarter, total European revenue would have been approximately $1.9 million lower, or $15.4 million as compared with the $17.3 million reported. In the first two quarters of 2011 as compared with the first two quarters of 2010, the average value of the Euro increased 5.6% while the average value of the British Pound increased 5.9%. If there had been no change in the exchange rates from the first two quarters of 2010 to the corresponding 2011 period, total European revenue would have been approximately $1.8 million lower, or $32.6 million as compared with the $34.4 million reported. Operating income in Europe would have been approximately $0.1 million lower in the 2011 second quarter, and approximately $0.2 million lower in the first two quarters of 2011 as compared with the corresponding 2010 periods due to the change in exchange rates year-over-year.

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

Changes in Internal Control over Financial Reporting

The Company reviews its internal controls on a continuous basis. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report, and concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on July 1, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs*
April 2 – April 30	18,800	$13.16	18,800	1,099,488
May 1 – May 31	25,000	$13.23	25,000	1,074,488
June 1 – July 1	0	0	0	1,074,488

Total	43,800	$13.20	43,800

*	The Company’s share repurchase program (originally announced on May 12, 2005) does not have an expiration date, nor was it terminated during the 2011 second quarter. During February 2011, the Company’s Board of Directors authorized the addition of one million shares to the repurchase program. The information in this table does not include shares tendered to the Company either to satisfy the exercise cost for the cashless exercise of employee stock options, or tax withholding obligations associated with employee equity awards.
**	Excludes broker commissions

Item 3.	Default Upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Page

31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	27

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	28

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	29

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: the Condensed Consolidated Statements of Income for the three and six-month periods Ending July 1, 2011 and July 2, 2010, the Condensed Consolidated Balance Sheets as of July 1, 2011 and December 31, 2010, the Condensed Consolidated Statements of Cash Flows for the six-month periods ended July 1, 2011 and July 2, 2010, and the Notes to the Condensed Consolidated Financial Statements

*   *   *   *   *   *   *

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By:	/s/ Brendan M. Harrington
Brendan M. Harrington

Title:	Chief Financial Officer

Date: August 2, 2011