Form 10-K
period 2011-12-31
COMPUTER TASK GROUP INC
filed 2012-02-24
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold on the last business day of the registrant’s most recently completed second quarter was $174.3 million. Solely for the purposes of this calculation, all persons who are or may be executive officers or directors of the registrant have been deemed to be affiliates.

The total number of shares of Common Stock of the Registrant outstanding at February 8, 2012 was 18,534,614.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) within 120 days of the end of the Company’s fiscal year ended December 31, 2011, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the SEC as part of this annual report on Form 10-K.

SEC Form 10-K Index

As used in this annual report on Form 10-K, references to “CTG,” “the Company” or “the Registrant” refer to Computer Task Group, Incorporated and its subsidiaries, unless the context suggests otherwise.

PART I

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements made by the management of Computer Task Group, Incorporated (“CTG,” “the Company” or “the Registrant”) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff, (ii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (iii) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM), (iv) risks associated with operating in foreign jurisdictions, (v) the change in valuation of recorded goodwill balances, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of such, affecting the IT solutions and staffing industry, taxes and the Company’s operations in particular, (vii) industry and economic conditions, including fluctuations in demand for information technology (IT) services, (viii) consolidation among the Company’s competitors or customers, (ix) domestic and foreign industry competition for customers and talent, (x) the need to supplement or change our IT services in response to new offerings in the industry, and (xi) the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company’s reports filed with the Securities and Exchange Commission (SEC).

Item 1.	Business

Overview

CTG was incorporated in Buffalo, New York on March 11, 1966, and its corporate headquarters are located at 800 Delaware Avenue, Buffalo, New York 14209 (716-882-8000). CTG is an information technology (IT) solutions and staffing company with operations in North America and Europe. CTG employs approximately 3,700 people worldwide. During 2011, the Company had six operating subsidiaries: Computer Task Group of Canada, Inc., providing services in Canada; and Computer Task Group Belgium N.V., CTG ITS S.A., Computer Task Group IT Solutions, S.A., Computer Task Group Luxembourg PSF, and Computer Task Group (U.K.) Ltd., each primarily providing services in Europe. Services provided in North America are performed by CTG.

Services

The Company operates in one industry segment, providing IT services to its clients. These services include IT Solutions and IT Staffing. CTG provides these primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. The Company’s IT Solutions and IT Staffing services are further described as follows:

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

Generally, IT Solutions services include taking responsibility for the service related deliverables on a project and may include high-end consulting services. CTG has significant experience in implementing electronic medical records (EMR) systems in integrated delivery networks and other provider organizations. CTG’s experience in supporting EMR systems and the formation of Health Information Exchanges (HIEs) favorably positions the Company as demand for these services is expected to remain strong in future years. Additionally, the Company continued providing services to assist in the start-up and development of HIEs. HIEs are consortiums of providers, payers, and government agencies at the local level that are charged with implementing secure communitywide electronic medical records.

Also included in IT Solutions is Transitional Application Management (TAM). In 2011, the healthcare market accounted for most of CTG’s TAM business. In a TAM engagement, the client hires CTG to manage an application for an extended time period, typically ranging from one to three years, while its internal IT staff focuses on implementation of a new application replacing the application being phased out. Additionally, CTG’s services in this area could include outsourcing support of single or multiple applications and help desk functions. Depending on client needs, these engagements are performed at client or CTG sites.

In 2011, CTG continued to invest in new IT Solutions development, primarily targeted to the healthcare market, which support cost reductions and productivity improvements. In 2011, several healthcare solutions under development moved from the pilot stage of testing using live data into the sales process as completed tools. These solutions include medical fraud, waste, and abuse detection and reduction, medical care and disease management, and group insurance underwriting risk assessment. The Company has developed proprietary software to support these offerings which expands the potential market for sale and support of these solutions. These solutions support both the healthcare provider and payer markets.

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

Independent software testing is a common practice in Western Europe and represents a significant portion of the IT staffing business of CTG’s European operations. This comprehensive testing offering supports IT environments across multiple industries.

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

IT solutions and staffing revenue as a percentage of total revenue for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
IT solutions	37%	34%	33%
IT staffing	63%	66%	67%

Total	100%	100%	100%

In recent years, a major strategic focus of the Company has been to increase the amount of revenue from its IT solutions business, and the percentage of IT solutions revenue to total revenue, as operating margins generated by the IT solutions business are generally significantly higher than those of the IT staffing business. Overall, the Company’s revenue increased $64.9 million or 19.6% from 2010 to 2011 due to an overall strengthening of demand for both the Company’s IT solutions and IT staffing services. The higher margin IT solutions business increased $36.9 million or 33.1% from 2010 to 2011, while IT staffing services increased $28.0 million or 12.7% in the same period. The Company’s operating margin in 2011 was 4.9%, which was the highest level for the Company since 1999. The Company’s operating margin was 4.2% in 2010, and was 3.6% in 2009.

Vertical Markets

The Company promotes a majority of its services through four vertical market focus areas: Technology Service Providers, Healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), Energy, and Financial Services. The remainder of CTG’s revenue is derived from general markets.

CTG’s revenue by vertical market for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Technology service providers	34%	36%	30%
Healthcare	30%	27%	27%
Financial services	7%	6%	8%
Energy	6%	7%	9%
General markets	23%	24%	26%

Total	100%	100%	100%

The Company’s growth efforts are primarily focused in the healthcare market based on its leading position in serving the provider market, its expertise and experience serving all segments of this market (providers, payers and life sciences companies), higher demand for solutions offerings and support from healthcare companies, and the greater relative strength of this sector due to the higher demand compared with other sectors of the U.S. economy. The Company’s healthcare revenue increased $28.1 million or 31.5% from 2010 to 2011 primarily due to a significant increase in demand for new healthcare related solutions projects, including those related to EMR projects. Revenue from the provider market was strong in 2011 due to the U.S. Federal government legislation that provides funding for EMRs, and the continued improvement in the credit markets. Revenue from the payer market was consistent from 2010 to 2011, and revenue from the life sciences market decreased year-over-year as payers and life sciences companies in the U.S. continue to limit spending on discretionary IT projects due to the challenging economic environment. Accordingly, as revenue from the Company’s targeted EMR market was strong in 2011, this caused the overall percentage of revenue for the healthcare vertical market to increase from 27% in 2009 and 2010 to 30% in 2011.

Although the percentage of total revenue declined in 2011 as compared with 2010, the Company experienced growth in the technology service provider’s vertical market during 2011 due to continued strong demand for the Company’s services. The Company’s customers cut back significantly in 2009 due to the global economic recession, and we believe the growth experienced in 2010 and 2011 was much higher than normal due to customer’s efforts to backfill for those positions cut in 2009. Going forward, we do not expect the 2010 and 2011 growth rates we experienced in our technology service provider market to be sustainable, but do expect that the long-term growth should exceed the U.S. Gross Domestic Product rate, and be similar to that of the Company’s compound annual growth rate in revenue from 2004 to 2008 of approximately 8-10%.

During 2011, the percentage of the financial services market increased from the percentage in 2010 due to an increase in the work performed in our European operations for IT staffing services. The 2011 increase was a reverse of a trend in 2009 and 2010 as the financial services market to CTG’s total revenue declined in those years primarily as of result of greater use of offshore support and lower overall demand in this sector due to the global economic recession. In recent years, most of CTG’s revenue in the financial services market was generated by its European operations, totaling 94% of the Company’s overall 2011 revenue from the financial services market.

At December 31, 2011, CTG provided IT services to approximately 300 clients in North America and Europe. In North America, the Company operates in the United States and Canada, with greater than 99% of 2011 North American revenue generated in the United States. In Europe, the Company operates in Belgium, Luxembourg, and the United Kingdom. Of total 2011 consolidated revenue of $396.2 million, approximately 83% was generated in North America and 17% in Europe, and only one client, International Business Machines Corporation (“IBM”), accounted for greater than 10% of CTG’s consolidated revenue in 2011, 2010, and 2009.

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Time-and-material	91%	91%	91%
Progress billing	7%	6%	7%
Percentage-of-completion	2%	3%	2%

Total	100%	100%	100%

As of December 31, 2011 and 2010, the backlog for fixed-price and all managed-support contracts was approximately $34.4 million and $22.8 million, respectively. Approximately 72.1% or $24.8 million of the December 31, 2011 backlog is expected to be earned in 2012. Of the $22.8 million of backlog at December 31, 2010, approximately 81.9%, or $18.7 million was earned in 2011. Revenue is subject to seasonal variations, with a minor slowdown in months of high vacation and legal holidays (July, August, and December). Backlog does not tend to be seasonal; however, it does fluctuate based upon the timing of entry into long-term contracts.

Competition

The IT services market, for both IT solutions and IT staffing services, is highly competitive. The market is also highly fragmented with many providers with no single competitor maintaining clear market leadership. Competition varies by location, the type of service provided, and the customer to whom services are provided. The Company’s competition comes from four major channels: large national or international vendors, including major accounting and consulting firms; hardware vendors and suppliers of packaged software systems; small local firms or individuals specializing in specific programming services or applications; and a customer’s internal data processing staff. CTG competes against all four of these channels for its share of the market. The Company believes that to compete successfully it is necessary to have a local geographic presence, offer appropriate IT solutions, provide skilled professional resources, and price its services competitively.

CTG has implemented a Global Management System, with the goal to achieve continuous, measured improvements in services and deliverables. As part of this program, CTG has developed specific methodologies for providing high value services that result in unique solutions and specified deliverables for its clients. The Company believes these methodologies will enhance its ability to compete. CTG initially achieved worldwide ISO 9001:1994 certification in June 2000. CTG received its worldwide ISO 9001:2000 certification in January 2003. The Company believes it is the only IT services company with approximately $500 million in revenue to achieve worldwide certification.

Intellectual Property

The Company has registered its symbol and logo with the U.S. Patent and Trademark Office and has taken steps to preserve its rights in other countries where it operates. CTG has entered into agreements with various software and hardware vendors from time to time in the normal course of business, and has capitalized certain costs under software development projects.

Employees

CTG’s business depends on the Company’s ability to attract and retain qualified professional staff to provide services to its customers. The Company has a structured recruiting organization that works with its clients to meet their requirements by recruiting and providing high quality, motivated staff. The

Company employs approximately 3,700 employees worldwide, with approximately 3,200 in the United States and Canada and 500 in Europe. Of these employees, approximately 3,300 are IT professionals and 400 are individuals who work in sales, recruiting, delivery, administrative and support positions. The Company believes that its relationship with its employees is good. No employees are covered by a collective bargaining agreement or are represented by a labor union. CTG is an equal opportunity employer.

Financial Information Relating to Foreign and Domestic Operations

The following table sets forth certain financial information relating to the performance of the Company for the years ended December 31, 2011, 2010, and 2009. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” included in this report.

	2011	2010	2009
(amounts in thousands)
Revenue from External Customers:
United States	$328,422	$269,071	$211,265
Belgium(1)	43,011	41,317	42,326
Other European countries	23,969	19,396	20,418
Other country	873	1,623	1,551

Total revenue	$396,275	$331,407	$275,560

Operating Income:
United States	$16,508	$12,401	$8,342
Europe	2,729	1,465	1,527
Other country	73	64	20

Total operating income	$19,310	$13,930	$9,889

Total Assets:
United States	$119,912	$104,914	$89,015
Belgium(1)	15,148	13,326	14,458
Other European countries	12,133	11,575	10,549
Other country	299	458	700

Total assets	$147,492	$130,273	$114,722

(1)	Revenue and total assets for Belgium have been disclosed separately as they exceed 10% of the consolidated balances for the years presented.

Executive Officers of the Company

As of December 31, 2011, the following individuals were executive officers of the Company:

Name	Age	Office	Period During Which Served as Executive Officer	Other Positions and Offices with Registrant
James R. Boldt	60	Chairman, President and Chief Executive Officer	June 21, 2001 for President, July 16, 2001 for Chief Executive Officer, May 2002 for Chairman, all to date	Director

		Executive Vice President	February 2001 to June 2001

		Vice President, Strategic Staffing	December 2000 to September 2001

		Acting Chief Executive Officer	June 2000 to November 2000

		Vice President and Chief Financial Officer	February 12, 1996 to October 1, 2001

Michael J. Colson	49	Senior Vice President	January 3, 2005 to date	None

Arthur W. Crumlish	57	Senior Vice President	September 24, 2001 to date	None

Filip J.L. Gyde	51	Senior Vice President	October 1, 2000 to date	None

Brendan M. Harrington	45	Senior Vice President, Chief Financial Officer	September 13, 2006 to date	None

		Interim Chief Financial Officer	October 17, 2005 to September 12, 2006	None

Peter P. Radetich	57	Senior Vice President, General Counsel	April 28, 1999 to date	Secretary

Ted Reynolds	56	Vice President, Health Solutions	March 7, 2011 to date	None

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

Mr. Radetich joined the Company in June 1988 as Associate General Counsel, and was promoted to General Counsel and Secretary in April 1999.

Mr. Reynolds was promoted in to Vice President for CTG Health Solutions in March 2011 and is currently responsible for CTG’s entire provider and payer related services. Prior to that, Mr. Reynolds served as the Company’s Client Services Executive for our Epic practice. Mr. Reynolds joined CTG in 2006, and previously had approximately 30 years of experience in healthcare and IT.

Available Company Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act), and reports pertaining to the Company filed under Section 16 of the Exchange Act are available without charge on the Company’s website at www.ctg.com as soon as reasonably practicable after the Company electronically files the information with, or furnishes it to, the SEC. The Company’s code of ethics, committee charters and governance policies are also available without charge on the Company’s website at http://investors.ctg.com/governance.cfm.

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

Our business depends on the availability of a large number of highly qualified IT professionals and our ability to recruit and retain these professionals.

We actively compete with many other IT service providers for qualified professional staff. The availability of qualified professional staff may affect our ability to provide services and meet the needs of our customers in the future. An inability to fulfill customer requirements at agreed upon rates due to a lack of available qualified staff may adversely impact our revenue and operating results in the future.

Increased competition and the bargaining power of our large customers may cause our billing rates to decline, which would have an adverse effect on our revenue and, if we are unable to control our personnel costs accordingly, on our margins and operating results.

We have experienced reductions in the rates at which we bill some of our larger customers for services during previous highly competitive market conditions. Additionally, we actively compete against many other companies for business with new and existing clients. Bill rate reductions or competitive pressures, may lead to a decline in revenue or the rates we bill our customers for services. If we are unable to make commensurate reductions in our personnel costs, our margins and operating results in the future may be adversely affected.

Liability or damage to our reputation could arise if we fail to protect client and Company data or information systems as obligated by law or contract if our information systems are breached.

As a company operating in the IT and professional services industry, we are dependent on information technology networks and systems to process, transmit and store electronic information, and to communicate among our locations within the United States and around the world as well as with our clients and vendors. Although the Company has had no prior significant cyber incidents, and we believe the likelihood of the occurrence of such incidents is low, the breadth and complexity of our technological infrastructure increases the potential risk of security breaches. Such breaches could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information such as protected health information (PHI) protected under the Health Insurance Portability and Accountability Act of 1996 (HIPAA). The Company’s failure to protect PHI covered under HIPAA could result in fines and penalties which could have a material, adverse impact on us.

We derive a significant portion of our revenue from a single customer and a significant reduction in the amount of IT services requested by this customer would have an adverse effect on our revenue and operating results.

IBM is CTG’s largest customer. CTG provides services to various IBM divisions in many locations. During the 2011 fourth quarter, the National Technical Services Agreement (“NTS Agreement”) was renewed for three years until December 31, 2014. In 2011, 2010, and 2009, IBM accounted for $116.5 million or 29.4%, $102.3 million or 30.9%, and $71.2 million or 25.8% of the Company’s consolidated revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue in 2011, 2010 or 2009. The Company’s accounts receivable from IBM at December 31, 2011 and 2010 amounted to $12.8 million and $13.1 million, respectively. If IBM were to significantly reduce the amount of IT services they purchase from the Company, our revenue and operating results would be adversely affected.

The currency exchange, legislative, tax, regulatory and economic risks associated with international operations could have an adverse effect on our operating results if we are unable to mitigate or hedge these risks.

We have operations in the United States and Canada in North America, and in Belgium, Luxembourg, and the United Kingdom in Europe. Although our foreign operations conduct their business in their local currencies, these operations are subject to their own currency fluctuations, legislation, employment and tax law changes, and economic climates. These factors as they relate to our foreign operations are different than those of the United States. Although we actively manage these foreign operations with local management teams, our overall operating results may be negatively affected by local economic conditions, changes in foreign currency exchange rates, or tax, regulatory or other economic changes beyond our control.

Our customer contracts generally have a short term or are terminable on short notice and a significant number of failures to renew contracts, early terminations or renegotiations of our existing customer contracts could adversely affect our results of operations.

Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. We performed approximately 91% of our services on a time-and-materials basis during 2011. As such, our customers generally have the right to terminate a contract with us upon written notice without the payment of any financial penalty. Client projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages of a project, or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors that are beyond our control and are unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client, changes in client strategies or the economy in general. When contracts are terminated, we lose the anticipated future revenue and we may not be able to eliminate the associated costs required to support those contracts in a timely manner. Consequently, our operating results in subsequent periods may be lower than expected. Our clients can cancel or reduce the scope of their engagements with us on short notice. If they do so, we may be unable to reassign our professionals to new engagements without delay. The cancellation or reduction in scope of an engagement could, therefore, reduce the utilization rate of our professionals, which would have a negative impact on our business, financial condition, and results of operations. As a result of these and other factors, our past financial performance should not be relied on as a guarantee of similar or better future performance. Due to these factors, we believe that our results of operations may fluctuate from period to period in the future.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill recorded totaling approximately $35.7 million at December 31, 2011. At least annually, we evaluate this goodwill for impairment based on the fair value of the business operations to which this goodwill relates. This estimated fair value could change if there is a significant decrease in the enterprise value of CTG, if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of such companies decreases based on transactions involving similar companies which could occur given the economic downturn in recent years in the countries in which the Company operates, or there is a permanent, negative change in the market demand for the services offered by this business unit. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge which would have an adverse impact on our results of operations.

Changes in government regulations and laws affecting the IT services industry, including accounting principles and interpretations and the taxation of domestic and foreign operations, could adversely affect our results of operations.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Patient Protection and Affordable Care Act (PPACA), and new SEC regulations, create uncertainty for companies such as ours. These new or updated laws, regulations and standards are subject to varying interpretations which, in many instances, is due to their lack of specificity. As a result, the application of these new standards and regulations in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, tax regulations and other standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our continuing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent auditors’ audit of internal control require the commitment of significant internal, financial and managerial resources.

The Financial Accounting Standards Board (FASB), the SEC, and the Public Company Accounting Oversight Board (PCAOB) or other accounting rulemaking authorities may issue new accounting rules or auditing standards that are different than those that we presently apply to our financial results. Such new accounting rules or auditing standards could require significant changes from the way we currently report our financial condition, results of operations or cash flows.

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

The Company does not currently offer healthcare coverage to its hourly employees, which includes approximately half of its total employees. Under recently issued legislation (PPACA), the Company will be required to offer healthcare coverage to those employees, or pay penalties currently totaling at least $2,000 per person. The Company may not be able to pass these costs to its customers, which could significantly negatively impact the Company’s operating results when the legislation goes into effect in 2014.

We are subject to income and other taxes in the United States (federal and state) and numerous foreign jurisdictions. Our provisions for income and other taxes and our tax liabilities in the future could be adversely affected by numerous factors. These factors include, but are not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in various federal, state and international tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact our financial condition, results of operations and cash flows in future periods.

During 2011, the Company experienced higher unemployment tax rates in many of the states in which we do business, which increased our direct costs and negatively impacted our profitability. Considering current economic conditions in the U.S., the Company expects these rates will continue to increase in 2012 and future years.

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

The Company’s revenue and operating results are significantly affected by changes in demand for its services. In recent years, the U.S. economy, where the Company performs greater than 80% of its total business based upon revenue, significantly deteriorated primarily due to subprime mortgage issues, financial market conditions, and other economic concerns. In 2009, these economic pressures also extended to the European markets where the Company operates. These negative pressures on the economy led to a worldwide contraction of the credit markets, more severe recessionary conditions, and a decline in demand for the Company’s services which negatively affected the Company’s revenue and operating results in 2009 as compared with 2008. Economic pressures also led to customers’ reducing their spending on IT projects and external professional services. Economic conditions in 2010 and 2011 stabilized in the U.S., but continued to be challenging in Europe. Declines in spending for IT services in 2012 or future years may additionally adversely affect our operating results in the future as they have in the past.

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

The Company has also made a number of estimates and assumptions relating to the reporting of its assets and liabilities and the disclosure of contingent assets and liabilities to prepare its consolidated financial statements pursuant to the rules and regulations of the SEC and other accounting rulemaking authorities. Such estimates primarily relate to the valuation of goodwill, the valuation of stock options for recording equity-based compensation expense, allowances for doubtful accounts receivable, investment valuation, legal matters, other contingencies and estimates of progress toward completion and direct profit or loss on contracts, as applicable. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in the economic climates in which the Company operates may affect these estimates and will be reflected in the Company’s financial statements in the event they occur. Such changes could result in a material impact on the Company’s results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns and occupies its headquarters building at 800 Delaware Avenue, and an office building at 700 Delaware Avenue, both located in Buffalo, New York. These buildings are operated by CTG of Buffalo, a subsidiary of the Company which is part of the Company’s North American operations. The corporate headquarters consists of approximately 48,000 square feet and is occupied by corporate administrative operations. The office building consists of approximately 42,000 square feet and is also occupied by corporate administrative operations. At December 31, 2011, these properties were not mortgaged as part of the Company’s existing revolving credit agreement.

All of the remaining Company locations, totaling approximately 20 sites, are leased facilities. Most of these facilities serve as sales and support offices and their size varies, generally in the range from 250 to 10,150 square feet, with the number of people employed at each office. The Company’s lease terms generally vary from periods of less than a year to five years and typically have flexible renewal options. The Company believes that its presently owned and leased facilities are adequate to support its current and anticipated future needs.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

The Company’s common stock is traded on The NASDAQ Stock Market LLC under the symbol CTGX. The following table sets forth the high and low sales prices for the Company’s common stock for each quarter of the previous two years.

Stock Price	High	Low
Year ended December 31, 2011
Fourth Quarter	$14.50	$9.68
Third Quarter	$14.25	$9.47
Second Quarter	$15.00	$11.19
First Quarter	$13.58	$10.65
Year ended December 31, 2010
Fourth Quarter	$11.90	$7.72
Third Quarter	$8.64	$6.23
Second Quarter	$9.58	$6.26
First Quarter	$8.25	$6.86

On February 8, 2012, there were 1,784 record holders of the Company’s common shares. The Company has not paid a dividend since 2000. The Company is required to meet certain financial covenants under its current revolving credit agreement in order to pay dividends. The Company was in compliance with these financial covenants at each of December 31, 2009, 2010 and 2011. The determination of the timing, amount and payment of dividends in the future on the Company’s common stock is at the discretion of the Board of Directors and will depend upon, among other things, the Company’s profitability, liquidity, financial condition, capital requirements and compliance with the aforementioned financial covenants.

For information concerning common stock issued in connection with the Company’s equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities

The Company’s share repurchase program (originally announced on May 12, 2005) does not have an expiration date, nor was it terminated during the 2011 fourth quarter. During February 2011, the Company’s Board of Directors authorized the addition of one million shares to the repurchase program. The information in the table below does not include shares tendered to the Company either to satisfy the exercise cost for the cashless exercise of employee stock options, or tax withholding obligations associated with employee equity awards.

Purchases by the Company of its common stock during the fourth quarter ended December 31, 2011 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 2 – October 31	18,949	$10.74	18,949	868,894
November 1 – November 30	7,900	$11.90	7,900	860,994
December 1 – December 31	—	$—	—	860,994

Total	26,849	$11.08	26,849

*	Excludes broker commissions

Company Performance Graph

The following graph displays a five-year comparison of cumulative total shareholder returns for the Company’s common stock, the S&P 500 Index, and the Dow Jones U.S. Computer Services Index, assuming a base index of $100 at the end of 2006. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the period, assuming dividend reinvestment, and (B) the difference between the Company’s share price at the end and the beginning of the period by (2) the share price at the beginning of the period. The calculations were made excluding trading commissions and taxes.

	Base Period	Indexed Returns Years Ending
	Dec. 06	Dec. 07	Dec. 08	Dec. 09	Dec. 10	Dec. 11
Computer Task Group, Inc.	$100.00	$116.42	$67.79	$168.63	$229.05	$296.42
S&P 500 Index	$100.00	$105.49	$66.46	$84.05	$96.71	$98.76
Dow Jones U.S. Computer Services Index	$100.00	$108.42	$81.66	$131.31	$151.29	$179.54

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

Consolidated Summary—Five-Year Selected Financial Information

The selected operating data and financial position information set forth below for each of the years in the five-year period ended December 31, 2011 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” included in this report.

	2011	2010	2009	2008	2007
(amounts in millions, except per-share data)				(1)	(1)
Operating Data
Revenue	$396.3	$331.4	$275.6	$353.2	$325.3
Operating Income	$19.3	$13.9	$9.9	$13.1	$6.5
Net Income	$11.9	$8.4	$5.9	$7.8	$4.2
Basic net income per share	$0.80	$0.57	$0.40	$0.51	$0.26
Diluted net income per share	$0.71	$0.52	$0.38	$0.49	$0.25
Cash dividend per share	$—	$—	$—	$—	$—

Financial Position
Working capital	$45.4	$33.0	$25.8	$24.8	$23.2
Total assets	$147.5	$130.3	$114.7	$115.8	$112.5
Long-term debt	$—	$—	$—	$—	$—
Shareholders’ equity	$88.8	$77.9	$71.7	$67.6	$65.1

(1)	During 2007, the Company received two unsolicited merger proposals from RCM Technologies, Inc. After consideration of the proposals, the Company’s Board of Directors unanimously determined that the proposals were inadequate and did not reflect the value inherent in CTG’s business and the Company’s potential growth opportunities. In 2008 and 2007, included in operating income, the Company recorded $0.2 million and $0.7 million, respectively, related to advisory fees incurred in conjunction with its consideration of the two unsolicited merger proposals.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements made by the management of CTG that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff, (ii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (iii) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM), (iv) risks associated with operating in foreign jurisdictions, (v) the change in valuation of recorded goodwill balances, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of such, affecting the IT solutions and staffing industry, taxes and the Company’s operations in particular, (vii) industry and economic conditions, including fluctuations in demand for information technology (IT) services, (viii) consolidation among the Company’s competitors or customers, (ix) domestic and foreign industry competition for customers and talent, (x) the need to supplement or change our IT services in response to new offerings in the industry, and (xi) the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company’s reports filed with the Securities and Exchange Commission (SEC).

Industry Trends

The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve. The pace of technology advances and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been strong. Since August 2009, we have noticed an increase in demand for our services, primarily in the healthcare provider solution and general IT staffing businesses. We added new electronic medical records (EMR) projects throughout 2011 ranging from one to three years in duration, and have a total of 18 significant EMR engagements in process as of December 31, 2011. We anticipate a continuation of the strong demand for our EMR healthcare solutions services in 2012 due to the U.S. government funding, and the greater demand for healthcare services in the U.S. due to the aging population.

We have two main services, which are providing IT solutions and IT staffing to our clients. With IT solutions, we generally take responsibility for the deliverables on a project and the services may include high-end consulting services. When providing IT staffing services, we typically supply personnel to our customers who then, in turn, take their direction from the client’s managers. IT solutions and IT staffing revenue as a percentage of total revenue for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
IT solutions	37%	34%	33%
IT staffing	63%	66%	67%

Total	100%	100%	100%

The Company promotes a majority of its services through four vertical market focus areas: Technology Service Providers, Healthcare (which includes services provided to healthcare providers, health insurers, and life sciences companies), Energy, and Financial Services. The remainder of CTG’s revenue is derived from general markets. CTG’s revenue by vertical market for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Technology service providers	34%	36%	30%
Healthcare	30%	27%	27%
Financial services	7%	6%	8%
Energy	6%	7%	9%
General markets	23%	24%	26%

Total	100%	100%	100%

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

The Company previously entered into a series of contracts with a customer that provides for application customization and integration services, as well as post contract support (PCS) services, specifically utilizing one of several of the software tools the Company has internally developed. These services are provided under a software-as-a-service model. As the contracts are closely interrelated and dependent on each other, for accounting purposes the contracts are considered to be one arrangement. Additionally, as the project includes significant modification and customization services to transform the previously developed software tool into an expanded tool that will meet the customer’s requirements, the percentage-of-completion method of contract accounting is being utilized for the project. Total revenue and costs were recognized equally until completion of the application customization and integration services portion of the project. The remaining unrecognized portion of the contract value was recognized on a straight-line basis over the term of the PCS period that ended December 31, 2011.

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Time-and-material	91%	91%	91%
Progress billing	7%	6%	7%
Percentage-of-completion	2%	3%	2%

Total	100%	100%	100%

Results of Operations

The table below sets forth percentage information calculated as a percentage of consolidated revenue as reported on the Company’s consolidated statements of income as included in Item 8, “Financial Statements and Supplementary Data” in this report.

Year Ended December 31,	2011	2010	2009
(percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Direct costs	78.7%	78.5%	77.5%
Selling, general and administrative expenses	16.4%	17.3%	18.9%

Operating income	4.9%	4.2%	3.6%
Interest and other expense, net	0.1%	0.1%	0.1%

Income before income taxes	4.8%	4.1%	3.5%
Provision for income taxes	1.8%	1.6%	1.4%

Net income	3.0%	2.5%	2.1%

2011 as compared with 2010

In 2011, the Company recorded revenue of $396.3 million, an increase of 19.6% as compared with revenue of $331.4 million recorded in 2010. Revenue from the Company’s North American operations totaled $329.3 million in 2011, an increase of 21.6% when compared with revenue of $270.7 million in 2010. Revenue from the Company’s European operations totaled $67.0 million in 2011, an increase of 10.3% when compared with 2010 revenue of $60.7 million. The European revenue represented 16.9% and 18.3% of 2011 and 2010 consolidated revenue, respectively. The Company’s revenue includes reimbursable expenses billed to customers. These expenses totaled $12.7 million and $9.1 million in 2011 and 2010, respectively.

In North America, the significant revenue increase in 2011 as compared with 2010 is due to strong demand for both the Company’s IT solutions and IT staffing services as general economic conditions continued to improve from those that existed during the recession in 2008/2009. IT solutions revenue increased 33.1% and IT staffing revenue increased 12.7% in 2011 as compared with 2010. The IT solutions revenue increase totaled $36.9 million and was primarily driven by an increase in the Company’s EMR work. The Company expects demand for its EMR solutions and other healthcare related services to remain strong in 2012. The IT staffing revenue increase totaled $28.0 million as the Company’s customers filled staffing requirements that had remained open from 2009 due to the economic recession in the United States. The Company expects the growth in IT staffing demand in 2012 to slow from that in 2011, however, and for the long-term growth rate to be similar to that of the Company’s compound annual growth rate in revenue from 2004 to 2008 of approximately 8-10%.

The Company’s European operations include Belgium, Luxembourg and the United Kingdom. The increase in year-over-year revenue in the Company’s European operations was primarily due to modest strength in the Company’s European IT staffing business, much of which is due to work with government ministries associated with the European Union. This revenue increase was supported by the strength relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In 2011 as compared with 2010, the average value of the Euro increased 4.9%, while the average value of the British Pound increased 3.8%. Had there been no change in these exchange rates from 2010 to 2011, total European revenue would have been approximately $3.0 million lower, or $64.0 million as compared with the $67.0 million reported.

IBM is CTG’s largest customer. CTG provides services to various IBM divisions in many locations. During the 2011 fourth quarter, the NTS Agreement was renewed for three years until December 31, 2014. As part of the NTS Agreement, the Company also provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as the sole provider to the Systems and Technology Group business unit. These agreements accounted for approximately 94% of all of the services provided to IBM by the Company in 2011. In 2011, 2010, and 2009, IBM accounted for $116.5 million or 29.4%, $102.3 million or 30.9%, and $71.2 million or 25.8% of the Company’s consolidated revenue, respectively. We expect to continue to derive a significant portion of our revenue from IBM in future years. However, a significant decline or the loss of the revenue from IBM would have a significant negative effect on our operating results. The Company’s accounts receivable from IBM at December 31, 2011 and 2010 amounted to $12.8 million and $13.1 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in 2011, 2010 or 2009.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 78.7% of consolidated revenue in 2011 and 78.5% of consolidated revenue in 2010. The increase in direct costs as a percentage of revenue in 2011 compared with 2010 was due to an increase in employee benefit costs, primarily unemployment insurance, in 2011.

Selling, general and administrative (SG&A) expenses were 16.4% of revenue in 2011 as compared with 17.3% of revenue in 2010. The SG&A decrease as a percentage of revenue in 2011 as compared with 2010 is primarily due to disciplined cost management and the economies of scale, especially pertaining to fixed costs, associated with the revenue growth experienced in 2011 as compared with 2010.

Operating income was 4.9% of revenue in 2011 as compared with 4.2% of revenue in 2010. Operating income from North American operations was $16.6 million and $12.4 million in 2011 and 2010, respectively, while European operations generated operating income of $2.7 million and $1.5 million in 2011 and 2010, respectively. Operating income in the Company’s European operations increased by approximately $0.2 million due to the change in foreign currency exchange rates year-over-year.

Interest and other expense, net was 0.1% of revenue in both 2011 and 2010. This balance primarily consists of interest expense on borrowings under the Company’s revolving line of credit, bank fees, and foreign exchange losses. The Company recorded a net exchange loss on intercompany balances totaling less than $0.1 million in both 2011 and 2010, resulting from balances settled during the year or those intended to be settled as of December 31, 2011. In 2011, partially offsetting the net interest and other expense balance was approximately $0.1 million resulting from a gain on a sale of property.

The Company’s effective tax rate (ETR) is calculated based upon the full years’ operating results, and various tax related items. The Company’s normal ETR ranges from 38% to 42%. The 2011 ETR was 37.6%, and the 2010 ETR was 39.2%. The ETR during 2011 was reduced as the Company recorded $0.3 million of tax credits related to research and development activities, and $0.3 million of federal tax credits related to the retention of certain individuals hired during 2010. The impact of these credits was partially offset by an increase in the valuation allowance of $0.2 million associated with net operating losses incurred by certain foreign subsidiaries.

Net income for 2011 was 3.0% of revenue or $0.71 per diluted share, compared with net income of 2.5% of revenue or $0.52 per diluted share in 2010. Diluted earnings per share were calculated using 16.7 million weighted-average equivalent shares outstanding in 2011 and 16.1 million 2010. The increase in shares year-over-year is due to the dilutive effect of incremental shares outstanding under the Company’s equity-based compensation plans. This increase was partially offset by purchases of approximately 0.3 million shares for treasury by the Company during 2011.

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

In North America, the significant revenue increase in 2010 as compared with 2009 was due to strengthening demand for both the Company’s IT solutions and IT staffing services. IT solutions revenue increased 21.5% and IT staffing revenue increased 19.6% in 2010 as compared with 2009. The IT solutions revenue increase totaled $19.7 million and was driven by an increase in the Company’s EMR work, but was partially offset by a reduction in demand from a large client in the Company’s energy vertical market. The IT staffing revenue increase totaled $36.1 million as the Company’s customers filled staffing requirements that had remained open from 2008 and 2009 due to the economic recession in the United States.

The decrease in year-over-year revenue in the Company’s European operations was primarily due to weakness in both the IT staffing and IT solutions businesses due to a challenging European economy. Additionally, revenue decreased due to the weakness of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In 2010 as compared with 2009, the average value of the Euro decreased 4.8%, while the average value of the British Pound decreased 1.3%. Had there been no change in these exchange rates from 2009 to 2010, total European revenue would have been approximately $2.9 million higher, or $63.6 million as compared with the $60.7 million reported.

IBM was CTG’s largest customer in 2010 and 2009. During the second quarter of 2008, the Company and IBM agreed to extend the current NTS Agreement contract until July 1, 2011. During the 2011 fourth quarter, the NTS agreement was further renewed for an additional three years until December 31, 2014. As part of the NTS Agreement, the Company also provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as the sole provider to the Systems and Technology Group business unit. These agreements accounted for approximately 96% of all of the services provided to IBM by the Company in 2010. In 2010, 2009, and 2008, IBM accounted for $102.3 million or 30.9%, $71.2 million or 25.8%, and $108.3 million or 30.6% of the Company’s consolidated revenue, respectively. The Company continued to derive a significant portion of our revenue from IBM in 2011. However, a significant decline or the loss of the revenue from IBM in future years would have a significant negative effect on our operating results. The Company’s accounts receivable from IBM at December 31, 2010 and 2009 totaled $13.1 million and $9.7 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in 2010, 2009 or 2008.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 78.5% of consolidated revenue in 2010 and 77.5% of consolidated revenue in 2009. The increase in direct costs as a percentage of revenue in 2010 compared with 2009 was due to an increase in the lowest margin staffing business. Additionally, due to the application of current software revenue recognition accounting guidelines, the Company recorded approximately $1.1 million in revenue and costs with no profit during 2010 which modestly increased the percentage of direct costs to revenue.

Selling, general and administrative (SG&A) expenses were 17.3% of revenue in 2010 as compared with 18.9% of revenue in 2009. The SG&A decrease as a percentage of revenue in 2010 as compared with 2009 was primarily due to disciplined cost management and the economies of scale, especially pertaining to fixed costs, associated with revenue growth experienced in 2010 compared to the revenue in 2009.

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

Interest and other expense, net was 0.1% of revenue in both 2010 and 2009. The Company recorded a net exchange loss on intercompany balances totaling less than $0.1 million and approximately $0.2 million in 2010 and 2009, respectively, resulting from balances settled during the year.

The Company’s effective tax rate (ETR) is calculated based upon the full years’ operating results, and various tax related items. The Company’s normal ETR ranges from 38% to 42%. The 2010 ETR was 39.2%, and the 2009 ETR was 38.7%.

Net income for 2010 was 2.5% of revenue or $0.52 per diluted share, compared with net income of 2.1% of revenue or $0.38 per diluted share in 2009. Diluted earnings per share were calculated using 16.1 million weighted-average equivalent shares outstanding in 2010 and 15.5 million 2009. The increase in shares year-over-year was due to the dilutive effect of incremental shares outstanding under the Company’s equity-based compensation plans. This increase was partially offset by purchases of approximately 0.4 million shares for treasury by the Company during 2010.

Recent Accounting Pronouncements

During 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220), “Presentation of Comprehensive Income.”

This update provides guidance to entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The update also eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity, as the Company currently reports these items. This update is effective for the Company for interim and annual periods beginning after December 15, 2011. Other than the revised disclosures required by the update, the Company does not believe the adoption of this update will have an impact on its operating results, financial position, or cash flows.

During 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350) “Testing Goodwill for Impairment.” This update provides guidance to entities that could simplify the process for testing goodwill for impairment. With the update, an entity may now first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value as the basis for determining whether it is then necessary to apply the two-step goodwill impairment test as proscribed by current guidelines. If the conclusion from the qualitative assessment is that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the entity would be required to conduct the two-step goodwill impairment process. If this conclusion is not reached from the qualitative assessment, the entity would not need to apply the two-step test. This update is effective for the Company for interim and annual periods beginning after December 15, 2011. Although this update allowed for early adoption of its guidance in 2011, the Company chose not to early adopt this guidance. The Company does not believe the adoption of this update will have a significant impact on its operating results, financial position, or cash flows.

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

Goodwill Valuation

The Company has goodwill recorded originating from the purchase in 1999 of a healthcare information technology provider. The goodwill balance of $35.7 million is evaluated annually as of the Company’s October fiscal month-end (the measurement date), or more frequently if facts and circumstances indicate impairment may exist. These evaluations are based on estimates and assumptions that may be used to analyze the appraised value of similar transactions from which the goodwill arose, the appraised value of similar companies, or estimates of future discounted cash flows. The estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events.

At the respective measurement dates for 2011, 2010, and 2009, with the assistance of an independent appraisal company, the Company completed its annual valuation of the business to which the Company’s goodwill relates. The valuations indicated that the estimated fair value of the business was substantially in excess of the carrying value of the business in each period, with the minimum estimated fair value of the unit exceeding the carrying value by approximately 116% in 2011, 31% in 2010, and 21% in 2009. Additionally, there are no other facts or circumstances that arose at any point during 2011, 2010 or 2009 that led management to believe the goodwill balance was impaired.

Income Taxes—Valuation Allowances on Deferred Tax Assets

At December 31, 2011, the Company had a total of approximately $8.3 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards and state taxes. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At December 31, 2011, the Company had deferred tax assets recorded resulting from net operating losses totaling approximately $1.1 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at December 31, 2011, the Company had offset a portion of these assets with a valuation allowance totaling $1.0 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.1 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in 2011 would have increased or decreased net income by approximately $190,000.

Other Estimates

The Company has also made a number of estimates and assumptions relating to the reporting of its assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements pursuant to the rules and regulations of the SEC, the FASB, and other regulatory authorities. Such estimates primarily relate to the valuation of stock options for recording equity-based compensation expense, allowances for doubtful accounts receivable, investment valuation, legal matters, and estimates of progress toward completion and direct profit or loss on contracts, as applicable. As future events and their affects cannot be determined with precision, actual results could differ from these estimates. Changes in the economic climates in which the Company operates may affect these estimates and will be reflected in the Company’s financial statements in the event they occur.

Financial Condition and Liquidity

Cash provided by operating activities was $8.6 million, $9.2 million and $3.9 million in 2011, 2010 and 2009, respectively. In 2011, net income was $11.9 million while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $1.9 million. In 2010 and 2009, net income was $8.4 million and $5.9 million, respectively, while the corresponding non-cash adjustments netted to $2.6 million and $1.8 million, respectively. Accounts receivable balances increased $10.6 million in 2011 as compared with 2010, increased $13.2 million in 2010 as compared with 2009, and decreased $3.8 million in 2009 as compared with 2008. The increase in the accounts receivable balance in 2011 resulted from an increase in revenue in the 2011 fourth quarter of approximately 16% when compared with the 2010 fourth quarter. Additionally, days sales outstanding (DSO) at December 31, 2011 was 62 days, whereas the DSO at December 31, 2010 was 60 days. DSO is calculated by dividing accounts receivable obtained from the consolidated balance sheet by average daily revenue for the fourth quarter of the respective year. The increase in the accounts receivable balance in 2010 resulted from an increase in revenue in the 2010 fourth quarter of approximately 29% when compared with the 2009 fourth quarter. The DSO of 60 days at December 31, 2010 was consistent with the DSO at December 31, 2009. The decline in the accounts receivable balance in 2009 resulted from a decrease in revenue in the 2009 fourth quarter of approximately 19% when compared with the 2008 fourth quarter, offset by an increase in DSO of three days from 57 days at December 31, 2008.

Other assets decreased approximately $1.1 million in 2011, decreased approximately $1.3 million in 2010, and increased approximately $1.2 million in 2009. The decrease in 2011 from 2010 was primarily due to a decrease in the actuarially determined asset recorded for the Netherlands defined benefit plan, while the decrease in 2010 from 2009, and the increase in 2009 from 2008, was due to the timing of the Company’s borrowings against the cash surrender value of insurance policies it owns. Accounts payable increased $1.3 million in 2011, decreased $0.6 million in 2010, and decreased $1.5 million in 2009. The increase in accounts payable in 2011 is primarily due to a general increase in the size of the company and the timing of payments near year-end. The decrease in accounts payable in 2010 is primarily due to the timing of certain payments near year-end, while the decrease in 2009 is primarily due to a decrease in company expenditures in 2009 over the prior year in conjunction with a decrease in revenue. Accrued compensation increased $1.5 million in 2011 primarily due to an increase in headcount of about 300 employee’s year-over-year. Accrued compensation increased $10.0 million in 2010 primarily due to a significant increase in headcount of greater than 500 employees year-over-year and the accrual of year-end incentives due to higher profitability in 2010 as compared with 2009. Accrued compensation decreased $4.7 million in 2009 primarily due to lower headcount in 2009 as compared with 2008, as well as lower year-end incentive payments due to a reduction in profitability. Finally, income taxes payable increased $1.2 million in 2011, $0.5 million in 2010, and $0.1 million in 2009 due to higher taxable income in 2011 and 2010, and the timing and amount of estimated tax payments near year-end.

Investing activities used $1.7 million, $2.0 million and $3.1 million of cash in 2011, 2010 and 2009, respectively, primarily due to additions to property, equipment and capitalized software of $1.9 million in 2011, $2.0 million in 2010 and $3.1 million in 2009. The Company has no significant commitments for the purchase of property or equipment at December 31, 2011, and does not expect the amount to be spent in 2012 on additions to property, equipment and capitalized software to significantly vary from the amount spent in 2011.

Financing activities provided $1.0 million of cash in 2011, and used $2.1 million of cash in both 2010 and 2009. The Company received $3.8 million, $1.0 million, and $1.0 million during 2011, 2010, and 2009, respectively, from the proceeds from stock option exercises and excess tax benefits from equity-based compensation transactions. The increase in 2011 as compared with the previous years is due to a significant increase in the Company’s stock price during 2011 which led to a higher level of stock option exercises. During 2011, 2010 and 2009, the Company used $3.6 million, $3.0 million and $4.0 million, respectively, to purchase approximately 0.3 million, 0.4 million and 0.7 million shares of its stock for treasury. During both February 2009 and 2011, the Company’s Board of Director’s authorized 1.0 million additional shares (2.0 million shares total) for future stock repurchases under this program.

Approximately 0.9 million, 0.2 million and 0.5 million shares remain authorized for future purchases under the Company’s share repurchase plan at December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, 2010, and 2009, the Company also experienced changes in its cash account overdrafts, which are primarily due to timing of cash payments at year-end, of $0.5 million, $(0.3) million, and $0.9 million, respectively.

The Company did not have any borrowings outstanding under its revolving credit line at December 31, 2011, 2010 or 2009. The term of the revolving credit line was renewed during 2010 and now extends to April 2014. The revolving credit line totals $35.0 million and can be used for borrowings or letter of credit commitments (LOC’s). LOC’s at December 31, 2011, 2010, and 2009 totaled $0.4 million, $0.4 million, and $0.5 million, respectively. The Company borrows or repays the revolving credit line as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. The average outstanding balances under the Company’s revolving credit line for 2011, 2010 and 2009 were approximately $0.4 million, $1.3 million and $0.5 million, respectively.

The Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at December 31, 2011 include a leverage ratio which must be no more than 2.75 to 1, a calculation of minimum tangible net worth which must be no less than $43.8 million, and total expenditures for property, equipment and capitalized software cannot exceed $5.0 million annually. The Company was in compliance with these covenants at December 31, 2011 as its leverage ratio was 0.0, its minimum tangible net worth was $53.5 million, and 2011 expenditures for property, equipment and capitalized software were $1.9 million. The Company was also in compliance with its required covenants at December 31, 2010 and December 31, 2009. When considering current market conditions and the Company’s current operating results, the Company believes it will be able to meet its covenants, as applicable, in 2012 and future years.

Of the total cash and cash equivalents reported on the consolidated balance sheet at December 31, 2011 of $22.4 million, approximately $11.7 is held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and has no intention of doing so in the foreseeable future as the funds are required to meet the working capital needs of our foreign operations.

The Company believes existing internally available funds, cash potentially generated from operations, and borrowings available under the Company’s revolving line of credit totaling approximately $34.6 million at December 31, 2011, will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, and to allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in 2011, 2010 or 2009 other than guarantees in our European operations totaling approximately $2.1 million that support office leases and the performance under government contracts.

Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations. See Item 7A, “Quantitative and Qualitative Disclosure about Market Risk” in this report.

Contractual Obligations

The Company intends to satisfy its contractual obligations from operating cash flows, and, if necessary, from draws on its revolving credit line. A summary of the Company’s contractual obligations at December 31, 2011 is as follows:

(in millions)		Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-term debt	A	$—	$—	$—	$—	$—
Capital lease obligations	B	—	—	—	—	—
Operating lease obligations	C	13.6	4.6	5.6	2.2	1.2
Purchase obligations	D	2.2	1.6	0.6	—	—
Deferred compensation benefits (U.S.)	E	9.5	0.8	1.6	1.5	5.6
Deferred compensation benefits Europe	F	—	—	—	—	—
Other long-term liabilities	G	0.5	0.0	0.1	0.1	0.3

Total		$25.8	$7.0	$7.9	$3.8	$7.1

A	A $35 million revolving credit agreement (Agreement) that expires in April 2014. The Company uses this Agreement to fund its working capital obligations as needed, primarily funding the U.S. bi-weekly payroll. There were no borrowings outstanding under the Agreement at December 31, 2011. The Company does currently have one outstanding letter of credit under the Agreement totaling approximately $0.4 million that collateralizes an employee benefit program.

B	The Company does not have any capital lease obligations outstanding at December 31, 2011.

C	Operating lease obligations relate to the rental of office space, office equipment, and automobiles leased in the Company’s European operations. Total rental expense under operating leases in 2011, 2010, and 2009 was approximately $6.8 million, $6.4 million, and $7.1 million, respectively.

D	The Company’s purchase obligations in 2012, 2013 and 2014 total approximately $2.2 million, including $1.1 million for software maintenance, support and related fees, $0.5 million for telecommunications, $0.4 million for computer-based training courses, $0.1 million for professional organization memberships, and $0.1 million for recruiting services.

E	The Company is committed for deferred compensation benefits in the U.S. under two plans. The Executive Supplemental Benefit Plan (ESBP) provides certain former key executives with deferred compensation benefits. The ESBP was amended as of November 30, 1994 to freeze benefits for participants at that time. Currently, 16 individuals are receiving benefits under this plan. The ESBP is deemed to be unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities.

The Company also has a non-qualified defined-contribution deferred compensation plan for certain key executives. Contributions to this plan in 2011 were $0.3 million. The Company anticipates making contributions totaling approximately $0.4 million in 2012 to this plan for amounts earned in 2011.

F	The Company retained a contributory defined-benefit plan for its previous employees located in The Netherlands when the Company disposed of its subsidiary, CTG Nederland B.V. This plan was curtailed on January 1, 2003 for additional contributions. The Company does not anticipate making additional contributions to fund the plan in future years.

G	The Company has other long-term liabilities including payments for a postretirement benefit plan for eight retired employees and their spouses, totaling 12 participants.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations.

In December 2010, the Company entered into an amendment of its credit agreement which extended the expiration date of the agreement to April 2014. This credit agreement allows the Company to borrow up to $35.0 million. At both December 31, 2011 and 2010, there were no amounts outstanding under the credit agreement. However, at both December 31, 2011 and 2010, there was $0.4 million outstanding under letters of credit under the credit agreement.

The maximum amounts outstanding under the Company’s credit agreements during 2011, 2010, and 2009 were $5.8 million, $7.8 million, and $6.2 million, respectively. Average bank borrowings outstanding for the years 2011, 2010, and 2009 were $0.4 million, $1.3 million, and $0.5 million, respectively, and carried weighted-average interest rates of 2.3%, 2.1%, and 2.2%, respectively. Accordingly, during 2011, a one percent change in the weighted-average interest rate would have increased or decreased interest expense by $4,000. The Company incurred commitment fees totaling approximately $0.1 million in each of 2011, 2010 and 2009 relative to the agreement.

During 2011, revenue was affected by the year-over-year foreign currency exchange rate changes of Belgium, Luxembourg, and the United Kingdom, which are the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. Had there been no change in these exchange rates from 2010 to 2011, total European revenue would have been approximately $3.0 million lower in 2011, or $64.0 million as compared with the $67.0 million reported. Operating income in the Company’s European operations increased by approximately $0.2 million due to the change in foreign currency exchange rates year-over-year.

The Company recorded a net exchange loss on intercompany balances totaling approximately $0.1 million in both 2011 and 2010, resulting from balances settled during the year or those intended to be settled as of December 31, 2011. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk. The Company believes the market risk related to intercompany balances in future periods will not have a material effect on its results of operations.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Computer Task Group, Incorporated:

We have audited the accompanying consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Task Group, Incorporated and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Computer Task Group, Incorporated’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Buffalo, New York

February 24, 2012

Consolidated Statements of Income

Year Ended December 31,	2011	2010	2009
(amounts in thousands, except per-share data)
Revenue	$396,275	$331,407	$275,560
Direct costs	311,984	260,172	213,701
Selling, general and administrative expenses	64,981	57,305	51,970

Operating income	19,310	13,930	9,889
Interest and other income	231	102	90
Interest and other expense	418	263	303

Income before income taxes	19,123	13,769	9,676
Provision for income taxes	7,185	5,397	3,743

Net income	$11,938	$8,372	$5,933

Net income per share:
Basic	$0.80	$0.57	$0.40

Diluted	$0.71	$0.52	$0.38

Weighted average shares outstanding:
Basic	14,968	14,697	14,808
Diluted	16,731	16,073	15,549

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

December 31,	2011	2010
(amounts in thousands, except share balances)
Assets
Current Assets:
Cash and cash equivalents	$22,414	$14,837
Accounts receivable, net of allowances of $965 and $860 in 2011 and 2010, respectively	67,801	57,540
Prepaid and other current assets	1,876	1,991
Deferred income taxes	1,221	1,111

Total current assets	93,312	75,479
Property, equipment and capitalized software net of accumulated depreciation and amortization of $17,532 and $17,497 in 2011 and 2010, respectively	7,969	8,364
Goodwill	35,678	35,678
Deferred income taxes	7,062	6,099
Other assets	2,921	4,022
Investments	550	631

Total assets	$147,492	$130,273

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$9,532	$6,595
Accrued compensation	30,971	29,646
Advance billings on contracts	1,756	2,331
Other current liabilities	3,972	3,313
Income taxes payable	1,695	549

Total current liabilities	47,926	42,434
Deferred compensation benefits	10,231	9,422
Other long-term liabilities	530	497

Total liabilities	58,687	52,353

Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	115,895	113,678
Retained earnings	83,479	71,541
Less: Treasury stock of 8,540,864 and 8,963,035 shares at cost, in 2011 and 2010, respectively	(47,320)	(46,178)
Stock Trusts of 3,363,351 shares at cost in both periods	(55,083)	(55,083)
Other	(206)	(147)
Accumulated other comprehensive loss	(8,230)	(6,161)

Total shareholders’ equity	88,805	77,920

Total liabilities and shareholders’ equity	$147,492	$130,273

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

Year Ended December 31,	2011	2010	2009
(amounts in thousands)
Cash flow from operating activities:
Net income	$11,938	$8,372	$5,933
Adjustments:
Depreciation and amortization expense	2,271	1,711	1,682
Equity-based compensation expense	1,654	1,349	1,447
Deferred income taxes	(883)	(154)	(483)
Deferred compensation	(1,036)	(343)	(826)
(Gain) loss on sales of property and equipment	(136)	(9)	11
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(10,561)	(13,210)	3,752
(Increase) decrease in prepaid and other current assets	93	(51)	292
(Increase) decrease in other assets	1,091	1,318	(1,189)
Increase (decrease) in accounts payable	1,250	(581)	(1,464)
Increase (decrease) in accrued compensation	1,530	9,962	(4,658)
Increase in income taxes payable	1,176	526	94
Increase (decrease) in advance billings on contracts	(568)	850	108
Increase (decrease) in other current liabilities	733	(493)	(868)
Increase (decrease) in other long-term liabilities	53	(82)	114

Net cash provided by operating activities	8,605	9,165	3,945
Cash flow from investing activities:
Additions to property and equipment	(1,584)	(1,000)	(877)
Additions to capitalized software	(364)	(1,016)	(2,202)
Deferred compensation plan investments, net	97	24	(70)
Proceeds from sales of property and equipment	176	41	18

Net cash used in investing activities	(1,675)	(1,951)	(3,131)
Cash flow from financing activities:
Proceeds from stock option plan exercises	2,007	781	721
Excess tax benefits from equity-based compensation	1,801	242	273
Proceeds from Employee Stock Purchase Plan	274	178	111
Change in cash overdraft, net	539	(321)	851
Purchase of stock for treasury	(3,601)	(2,993)	(4,045)

Net cash provided by (used in) financing activities	1,020	(2,113)	(2,089)

Effect of exchange rates on cash and cash equivalents	(373)	(687)	725

Net increase (decrease) in cash and cash equivalents	7,577	4,414	(550)

Cash and cash equivalents at beginning of year	14,837	10,423	10,973

Cash and cash equivalents at end of year	$22,414	$14,837	$10,423

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Stock Trusts		Accumulated Other Comprehensive Income (loss)		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount	Shares	Amount		Other
(amounts in thousands)
Balance as of December 31, 2008	27,018	$270	$112,111	$57,236	8,636	$(42,970)	3,363	$(55,083)	$(3,930)	$—	$67,634
Employee Stock Purchase Plan share issuance	—	—	(1)	—	(23)	112	—	—	—	—	111
Stock Option Plan share issuance	—	—	(460)	—	(244)	1,173	—	—	—	—	713
Excess tax benefits from equity-based compensation	—	—	273	—	—	—	—	—	—	—	273
Restricted stock plan share issuance/forfeiture	—	—	(805)	—	(161)	800	—	—	—	—	(5)
Deferred compensation plan share issuance	—	—	(52)	—	(62)	305	—	—	—	—	253
Treasury stock adjustment	—	—	(40)	—	(8)	40	—	—	—	—	—
Purchase of stock	—	—	—	—	739	(4,045)	—	—	—	—	(4,045)
Equity-based compensation	—	—	1,447	—	—	—	—	—	—	—	1,447
Comprehensive income (loss):
Net income	—	—	—	5,933	—	—	—	—	—	—	5,933
Foreign currency adjustment	—	—	—	—	—	—	—	—	496	—	496
Pension loss adjustment, net of tax	—	—	—	—	—	—	—	—	(1,092)	—	(1,092)

Total comprehensive income (loss)	—	—	—	5,933	—	—	—	—	(596)	—	5,337

Balances as of December 31, 2009	27,018	270	112,473	63,169	8,877	(44,585)	3,363	(55,083)	(4,526)	—	71,718
Employee Stock Purchase Plan share issuance	—	—	64	—	(22)	114	—	—	—	—	178
Stock Option Plan share issuance	—	—	(155)	—	(181)	891	—	—	—	—	736
Excess tax benefits from equity-based compensation	—	—	242	—	—	—	—	—	—	—	242
Restricted stock plan share issuance/forfeiture	—	—	(389)	—	(58)	224	—	—	—	—	(165)
Deferred compensation plan share issuance	—	—	94	—	(34)	171	—	—	—	(147)	118
Purchase of stock	—	—	—	—	381	(2,993)	—	—	—	—	(2,993)
Equity-based compensation	—	—	1,349	—	—	—	—	—	—	—	1,349
Comprehensive income (loss):
Net income	—	—	—	8,372	—	—	—	—	—	—	8,372
Foreign currency adjustment	—	—	—	—	—	—	—	—	(1,093)	—	(1,093)
Pension loss adjustment, net of tax	—	—	—	—	—	—	—	—	(542)	—	(542)

Total comprehensive income (loss)	—	—	—	8,372	—	—	—	—	(1,635)	—	6,737

Balances as of December 31, 2010	27,018	270	113,678	71,541	8,963	(46,178)	3,363	(55,083)	(6,161)	(147)	77,920

(continued on next page)

Consolidated Statements of Changes in Shareholders’ Equity (continued)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Stock Trusts		Accumulated Other Comprehensive Income (loss)		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount	Shares	Amount		Other
(amounts in thousands)
Employee Stock Purchase Plan share issuance	—	—	155	—	(22)	119	—	—	—	—	274
Stock Option Plan share issuance, net	—	—	(879)	—	(637)	2,806	—	—	—	—	1,927
Excess tax benefits from equity-based compensation	—	—	1,801	—	—	—	—	—	—	—	1,801
Restricted stock plan share issuance	—	—	(666)	—	(50)	(581)	—	—	—	—	(1,247)
Deferred compensation plan share issuance	—	—	152	—	(21)	115	—	—	—	(59)	208
Purchase of stock	—	—	—	—	308	(3,601)	—	—	—	—	(3,601)
Equity-based compensation	—	—	1,654	—	—	—	—	—	—	—	1,654
Comprehensive income (loss):
Net income	—	—	—	11,938	—	—	—	—	—	—	11,938
Foreign currency adjustment	—	—	—	—	—	—	—	—	(326)	—	(326)
Pension loss adjustment, net of tax	—	—	—	—	—	—	—	—	(1,743)	—	(1,743)

Total comprehensive income (loss)	—	—	—	11,938	—	—	—	—	(2,069)	—	9,869

Balances as of December 31, 2011	27,018	$270	$115,895	$83,479	8,541	$(47,320)	3,363	$(55,083)	$(8,230)	$(206)	$88,805

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Computer Task Group, Incorporated, and its subsidiaries (the Company or CTG), located primarily in North America and Europe. There are no unconsolidated entities, or off-balance sheet arrangements other than certain guarantees supporting office leases or the performance under government contracts in our European operations. All inter-company accounts and transactions have been eliminated. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Such estimates primarily relate to the valuation of goodwill, valuation allowances for deferred tax assets, actuarial assumptions including discount rates and expected rates of return, as applicable, for the Company’s defined benefit and postretirement benefit plans, the allowance for doubtful accounts receivable, assumptions underlying stock option valuation, investment valuation, legal matters, other contingencies and estimates of progress toward completion and direct profit or loss on contracts. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Actual results could differ from those estimates.

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

CTG’s revenue by vertical market for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Technology service providers	34%	36%	30%
Healthcare	30%	27%	27%
Financial services	7%	6%	8%
Energy	6%	7%	9%
General markets	23%	24%	26%

Total	100%	100%	100%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Time-and-material	91%	91%	91%
Progress billing	7%	6%	7%
Percentage-of-completion	2%	3%	2%

Total	100%	100%	100%

The Company includes billable expenses in its accounts as both revenue and direct costs. These billable expenses totaled $12.7 million, $9.1 million, and $6.1 million in 2011, 2010 and 2009, respectively.

Software Revenue Recognition

The Company previously entered into a series of contracts with a customer that provides for application customization and integration services, as well as post contract support (PCS) services, specifically utilizing one of several of the software tools the Company has internally developed. These services are provided under a software-as-a-service model. As the contracts are closely interrelated and dependent on each other, for accounting purposes the contracts are considered to be one arrangement. Additionally, as the project includes significant modification and customization services to transform the previously developed software tool into an expanded tool that will meet the customer’s requirements, the percentage-of-completion method of contract accounting is being utilized for the project. Total revenue and costs were recognized equally until completion of the application customization and integration services portion of the project. The remaining unrecognized portion of the contract value was recognized on a straight-line basis over the term of the PCS period which ended on December 31, 2011.

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At December 31, 2011 and 2010, the carrying amounts of the Company’s cash of $22.4 million and $14.8 million, respectively, approximated fair value.

The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the years ended December 31, 2011 or 2010.

Life Insurance Policies

The Company has purchased life insurance on the lives of certain plan participants who are former employees in the non-qualified defined benefit Executive Supplemental Benefit Plan. Those policies have generated cash surrender value, and the Company has taken loans against the policies. At December 31, 2011 and December 31, 2010, these insurance policies have a gross cash surrender value of $27.4 million and $25.9 million, respectively, loans have been taken totaling $25.6 million and $24.3 million, respectively, and the net cash surrender value balance of $1.8 million and $1.6 million, respectively, is included on the consolidated balance sheet in “Other Assets” under non-current assets.

Taxes Collected from Customers

In instances where the Company collects taxes from its customers for remittance to governmental authorities, primarily in its European operations, revenue and expenses are not grossed up as such taxes are recorded and presented on a net basis.

Cash and Cash Equivalents, and Cash Overdrafts

For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. The Company had no cash equivalents at December 31, 2011 and 2010. Additionally, as the Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment, the change in cash overdraft, net represents the increase or decrease in outstanding checks year-over-year.

Trade Accounts Receivable

Trade accounts receivable balances are expected to be received on average approximately 60 days from the date of invoice. Generally, the Company does not work on any projects where amounts due are expected to be received greater than one year from the date of the invoice. Accordingly, the recorded book value for the Company’s accounts receivable equals fair value. Outstanding trade accounts receivable are generally considered past due when they remain unpaid after the contractual due date has past. An allowance for doubtful accounts receivable (allowance) is established using management’s judgment. Specific identification of balances that are significantly past due and where customer payments have not been recently received are generally added to the allowance unless the Company has direct knowledge that the customer intends to make payment. Additionally, any balances that relate to a customer that has declared bankruptcy or ceased its business operations are added to the allowance at the amount not expected to be received.

Bad debt expense, net of recoveries, was approximately $0.7 million, $(0.2) million, and $0.2 million in 2011, 2010, and 2009, respectively.

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

As of December 31, 2011 and December 31, 2010, the Company has capitalized a total of approximately $5.1 million and $4.7 million, respectively, for software projects developed for internal use. Amortization expense for these projects totaled $1.1 million, $0.3 million, and $0.1 million in 2011, 2010, and 2009, respectively.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such circumstances exist, the recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell. The Company does not have any long-lived assets that are impaired or that it intends to dispose of at December 31, 2011.

Leases

The Company is obligated under a number of short and long-term operating leases primarily for the rental of office space, office equipment, and automobiles based in Europe. In instances where the Company has negotiated leases that contain rent holidays or escalation clauses, the expense for those leases is recognized monthly on a straight-line basis over the term of the lease.

Goodwill

The Company has goodwill recorded originating from the purchase in 1999 of a healthcare information technology provider. The goodwill balance of $35.7 million is evaluated annually as of the Company’s October fiscal month-end (the measurement date), or more frequently if facts and circumstances indicate impairment may exist. This evaluation, as applicable, is based on estimates and assumptions that may be used to analyze the appraised value of similar transactions from which the goodwill arose, the appraised value of similar companies, or estimates of future discounted cash flows. The estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events.

At the respective measurement dates for 2011, 2010, and 2009, with the assistance of an independent appraisal company, the Company completed its annual valuation of the business to which the Company’s goodwill relates. The valuations indicated that the estimated fair value of the business was substantially in excess of the carrying value of the business in each period, with the estimated fair value of the unit exceeding the carrying value by 116% in 2011, 31% in 2010, and 21% in 2009. Additionally, there are no other facts or circumstances that arose during 2011, 2010 or 2009 that led management to believe the goodwill balance was impaired.

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

Equity-Based Compensation

The Company records the fair value of equity-based compensation expense for all equity-based compensation awards granted subsequent to January 1, 2006, and for the unvested portion of previously granted awards outstanding as of that date. The calculated fair value cost of its equity-based compensation awards is recognized in the Company’s income statement over the period in which an employee or director is required to provide the services for the award. Compensation cost is not recognized for employees or directors that do not render the requisite services. The Company recognized the expense for equity-based compensation in its 2011, 2010 and 2009 statements of income on a straight-line basis based upon awards that are ultimately expected to vest. See note 10, “Equity-Based Compensation.”

Net Income Per Share

Basic and diluted earnings per share (EPS) for the years ended December 31, 2011, 2010, and 2009 are as follows:

For the year ended	Net Income	Weighted Average Shares	Earnings per Share
(amounts in thousands, except per-share data)
December 31, 2011
Basic EPS	$11,938	14,968	$0.80
Dilutive effect of outstanding equity instruments	—	1,763	(0.09)

Diluted EPS	$11,938	16,731	$0.71

December 31, 2010
Basic EPS	$8,372	14,697	$0.57
Dilutive effect of outstanding equity instruments	—	1,376	(0.05)

Diluted EPS	$8,372	16,073	$0.52

December 31, 2009
Basic EPS	$5,933	14,808	$0.40
Dilutive effect of outstanding equity instruments	—	741	(0.02)

Diluted EPS	$5,933	15,549	$0.38

Weighted-average shares represent the average number of issued shares less treasury shares and shares held in the Stock Trusts, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 0.3 million, 0.3 million, and 0.1 million shares of common stock were outstanding at December 31, 2011, 2010, and 2009, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

Accumulated Other Comprehensive Loss

The components that comprise accumulated other comprehensive loss on the consolidated balance sheets at December 31, 2011, 2010, and 2009 are as follows:

	2011	2010	2009
(amounts in thousands)
Foreign currency adjustment	$(4,624)	$(4,298)	$(3,205)
Pension loss adjustment, net of tax of $1,436 in 2011, $1,141 in 2010, and $894 in 2009	(3,606)	(1,863)	(1,321)

	$(8,230)	$(6,161)	$(4,526)

For the years ended December 31, 2011, 2010 and 2009, the tax benefit associated with the pension loss adjustment, net, was $0.3 million, $0.2 million and $0.5 million, respectively.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date, for equity accounts using historical exchange rates, and for revenue and expense activity using the applicable month’s average exchange rates. The Company recorded gains (losses) totaling approximately $(0.1) million in 2011, less than $0.1 million in 2010, and approximately $(0.2) million in 2009 from foreign currency transactions for balances settled during the year or intended to be settled as of December 31, 2011.

2.	Property, Equipment and Capitalized Software

Property, equipment and capitalized software at December 31, 2011 and 2010 are summarized as follows:

December 31,	Useful Life	2011	2010
(amounts in thousands)	(years)
Land	—	$378	$378
Buildings	30	4,419	4,542
Equipment	2-5	6,876	6,901
Furniture	5-10	3,035	3,631
Capitalized software	2-5	5,236	4,872
Other software	1-5	2,526	2,640
Leasehold improvements	3-10	3,031	2,897

		25,501	25,861
Accumulated depreciation and amortization		(17,532)	(17,497)

		$7,969	$8,364

During the years ended December 31, 2011 and 2010, the Company recorded capitalized software costs of $0.4 million and $1.0 million, respectively, and as of such dates had capitalized a total of $5.1 million and $4.7 million, respectively, solely for software projects developed for internal use. Accumulated amortization for these projects totaled $1.5 million and $0.4 million as of December 31, 2011 and 2010, respectively. Capitalized software costs for products developed for lease or to be otherwise marketed totaled approximately $0.1 million at December 31, 2011 and 2010, and were fully depreciated on those dates.

3.	Investments

The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At both December 31, 2011 and December 31, 2010, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.6 million and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see note 1 “Summary of Significant Accounting Policies—Fair Value”). Unrealized gains and losses on these securities are recorded in earnings and were nominal in 2011, 2010, and 2009.

4.	Debt

The Company amended its revolving credit agreement (Agreement) in December 2010. The amended Agreement allows the Company to borrow up to $35.0 million, is unsecured, has a term of three years, and expires in April 2014. The Agreement has interest rates ranging from 0 to 50 basis points over the prime rate and 175 to 225 basis points over LIBOR. At December 31, 2011 and 2010, there were no amounts outstanding under this Agreement. However, there were $0.4 million assigned to letters of credit under this Agreement at both December 31, 2011 and 2010, respectively.

The maximum amounts outstanding under the Agreement during 2011, 2010, and 2009 were $5.8 million, $7.8 million, and $6.2 million, respectively. Average bank borrowings outstanding for the years 2011, 2010, and 2009 were $0.4 million, $1.3 million, and $0.5 million, respectively, and carried weighted-average interest rates of 2.3%, 2.1%, and 2.2%, respectively. The Company incurred commitment fees totaling approximately $0.1 million in each of 2011, 2010 and 2009 relative to the Agreement. Interest paid totaled less than $0.1 million in each of 2011, 2010 and 2009.

The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions. The covenants are measured quarterly, and at December 31, 2011 include a leverage ratio which must be no more than 2.75 to 1, a calculation of minimum tangible net worth which must be no less than $43.8 million, and total expenditures for property, equipment and capitalized software cannot exceed $5.0 million annually. The Company was in compliance with these covenants at December 31, 2011 as its leverage ratio was 0.0, its minimum tangible net worth was $53.5 million, and 2011 expenditures for property, equipment and capitalized software were $1.9 million. The Company was also in compliance with its required covenants at December 31, 2010 and December 31, 2009.

In our European operations, the Company has a variety of guarantees in place supporting office leases and performance under government projects. These guarantees totaled approximately $2.1 million at December 31, 2011.

5.	Income Taxes

The provision for income taxes for 2011, 2010, and 2009 consists of the following:

	2011	2010	2009
(amounts in thousands)
Domestic and foreign components of income before income taxes are as follows:
Domestic	$17,070	$12,921	$8,997
Foreign	2,053	848	679

Total income before income taxes	$19,123	$13,769	$9,676

The provision (benefit) for income taxes consists of:
Current tax:
U.S. federal	$5,419	$3,633	$2,540
Foreign	1,508	1,199	1,024
U.S. state and local	1,135	718	673

Total current tax	8,062	5,550	4,237

Deferred tax:
U.S. federal	(834)	(193)	(443)
Foreign	—	—	(98)
U.S. state and local	(43)	40	47

Total deferred tax	(877)	(153)	(494)

Total tax	$7,185	$5,397	$3,743

The effective and statutory income tax rate can be reconciled as follows:
Tax at statutory rate of 34%	$6,502	$4,682	$3,290
State tax, net of federal benefit	728	469	429
Non-taxable income	(495)	(572)	(591)
Non-deductible expenses	745	694	636
Change in estimate primarily related to foreign taxes	234	327	186
Change in estimate primarily related to state taxes and tax reserves	66	(24)	21
Tax credits	(609)	(140)	(143)
Other, net	14	(39)	(85)

Total tax	$7,185	$5,397	$3,743
Effective income tax rate	37.6%	39.2%	38.7%

The Company’s effective tax rate (ETR) is calculated based upon the full years’ operating results, and various tax related items. The Company’s normal ETR ranges from 38% to 42%. The ETR during 2011 was reduced as the Company recorded $0.3 million of federal tax credits related to research and development activities, and $0.3 million of federal tax credits related to the retention of certain individuals hired during 2010. The impact of these credits was partially offset by an increase in the valuation allowance of $0.2 million associated with net operating losses incurred by certain foreign subsidiaries.

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

The Company’s deferred tax assets and liabilities at December 31, 2011 and 2010 consist of the following:

December 31,	2011	2010
(amounts in thousands)
Assets
Deferred compensation	$6,671	$5,554
Loss carryforwards	1,120	2,790
Accruals deductible for tax purposes when paid	412	356
Depreciation	358	122
Allowance for doubtful accounts	316	232
Amortization	84	203
State taxes	811	697

Gross deferred tax assets	9,772	9,954
Deferred tax asset valuation allowance	(1,404)	(2,693)

Gross deferred tax assets less valuation allowance	8,368	7,261

Liabilities
Depreciation	(77)	(46)
Other	(8)	(23)

Gross deferred tax liabilities	(85)	(69)

Net deferred tax assets	$8,283	$7,192

Net deferred tax assets and liabilities are recorded as follows:
Net current assets	$1,221	$1,111
Net non-current assets	7,062	6,099
Net non-current liabilities	—	(18)

Net deferred tax assets	$8,283	$7,192

At December 31, 2010, net non-current deferred tax liabilities are recorded on the consolidated balance sheet in other long-term liabilities. In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, the availability of qualified professional staff, and a decrease in demand for IT services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at December 31, 2011, management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

For tax purposes, the Company has various U.S. state net operating loss carryforwards which began to expire in 2011, and have approximately $2.5 million remaining. These net operating losses have a carryforward period of 5 to 20 years. The Netherlands net operating loss carryforward began to expire in 2011 and has $1.2 million remaining, while in the United Kingdom the net operating loss carryforward is approximately $2.8 million, and has no expiration date.

At December 31, 2011, the Company has a deferred tax asset before the valuation allowance in the United States resulting from net operating losses in various states of approximately $0.1 million, in the United Kingdom of approximately $0.7 million, and in The Netherlands of approximately $0.3 million. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future years, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of the deferred tax asset totaling $1.1 million will be realized at any point in the future. Accordingly, at December 31, 2011, the Company has offset most of the asset with a valuation allowance totaling $1.0 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.1 million. During 2011, the net decrease in the valuation allowance was $1.3 million, primarily relating to the expiration of net operating losses in The Netherlands.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2007.

A reconciliation of unrecognized tax benefits for 2010 and 2011 is as follows:

(amounts in thousands)
Balance at January 1, 2010	$81
Additions based on tax positions related to the current year	33
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Settlements	(57)

Balance at December 31, 2010	57
Additions based on tax positions related to the current year	50
Additions for tax positions of prior years	16
Reductions for lapse of statute of limitations	—
Settlements	—

Balance at December 31, 2011	$123

The balance at December 31, 2011 of $123,000 represents gross unrecognized tax benefits that if recognized would impact the Company’s effective tax rate. No significant increase or decrease in the total amount of unrecognized tax benefits is expected within the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. At December 31, 2011, the Company had approximately $4,000 (less the associated tax benefit) accrued for the payment of interest and penalties, as applicable.

The Company has established its unrecognized tax benefits based upon the anticipated outcome of tax positions taken for financial statement purposes compared with positions taken on the Company’s tax returns. The Company records the benefit for unrecognized tax benefits only when it is more likely than not that the position will be sustained upon examination by the taxing authorities. The Company reviews its unrecognized tax benefits on a quarterly basis. Such reviews include consideration of factors such as the cause of the action, the degree of probability of an unfavorable outcome, the Company’s ability to estimate the liability, and the timing of the liability and how it will impact the Company’s other tax attributes. At December 31, 2011, the Company believes it has adequately provided for its tax-related liabilities.

Undistributed earnings of the Company’s foreign subsidiaries were minimal at December 31, 2011, and are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. In the event that the foreign entities’ earnings were distributed, it is estimated that any U.S. federal and state income taxes due, net of foreign credits, would be immaterial.

In 2011, 2010, and 2009, a total of 465,000, 101,000, and 175,000 shares of common stock, respectively, were issued through the exercise of non-qualified stock options or through the disqualifying disposition of incentive stock options. The tax benefit to the Company from these transactions, which was credited to capital in excess of par value rather than recognized as a reduction of income tax expense, was $1,623,000, $156,000, and $273,000 in 2011, 2010, and 2009, respectively. These tax benefits have also been recognized in the consolidated balance sheets as a reduction of income taxes payable.

Net income tax payments during 2011, 2010, and 2009 totaled $4.6 million, $4.8 million, and $3.5 million, respectively.

6.	Lease Commitments

At December 31, 2011, the Company was obligated under a number of long-term operating leases some of which contain renewal options with escalation clauses commensurate to local market fluctuations, however, generally limiting the increase to no more than 5.0% of the existing lease payment.

Minimum future obligations under such leases are summarized as follows:

Year Ending December 31,
(amounts in thousands)
2012	$4,644
2013	3,338
2014	2,210
2015	1,359
2016	803
Later years	1,240

Minimum future obligations	$13,594

The operating lease obligations relate to the rental of office space, office equipment, and automobiles leased in Europe. Total rental expense under such operating leases for 2011, 2010, and 2009 was approximately $6.8 million, $6.4 million, and $7.1 million, respectively.

7.	Deferred Compensation Benefits

The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (ESBP) that provides certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The plan was amended as of November 30, 1994, to freeze benefits for participants at that time.

Net periodic pension cost for the years ended December 31, 2011, 2010, and 2009 for the ESBP is as follows:

Net Periodic Pension Cost—ESBP	2011	2010	2009
(amounts in thousands)
Interest cost	$408	$451	$516
Amortization of actuarial loss	208	166	87

Net periodic pension cost	$616	$617	$603

The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003. Net periodic pension (cost) benefit was approximately $(77,000), $5,000, and $15,000 for the years ending December 31, 2011, 2010 and 2009, respectively.

The change in benefit obligation and reconciliation of fair value of plan assets for the years ended December 31, 2011 and 2010 for the ESBP and NDBP are as follows:

	ESBP		NDBP
Changes in Benefit Obligation	2011	2010	2011	2010
(amounts in thousands)
Benefit obligation at beginning of period	$9,024	$8,833	$6,580	$6,597
Interest cost	408	451	323	303
Benefits paid	(793)	(793)	(106)	(94)
Actuarial loss	869	533	1,391	272
Effect of exchange rate changes	—	—	(263)	(498)

Benefit obligation at end of period	9,508	9,024	7,925	6,580

Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of period	—	—	7,831	8,350
Actual return on plan assets	—	—	314	206
Employer contributions	793	793	42	—
Benefits paid	(793)	(793)	(106)	(94)
Administrative costs	—	—	(81)	—
Effect of exchange rate changes	—	—	(189)	(631)

Fair value of plan assets at end of period	—	—	7,811	7,831

Accrued benefit cost (asset)	$9,508	$9,024	$114	$(1,251)

Accrued benefit cost (asset) is included in the consolidated balance sheet as follows:
Non-current assets	$—	$—	$—	$(1,251)
Current liabilities	$759	$760	$—	$—
Non-current liabilities	$8,749	$8,264	$114	$—
Discount rates:
Benefit obligation	3.71%	4.73%	4.60%	4.70%
Net periodic pension cost	4.73%	5.34%	4.70%	5.00%
Salary increase rate	—	—	—	—
Expected return on plan assets	—	—	4.00%	4.00%

For the ESBP, the accumulated benefit obligation at December 31, 2011 and 2010 was $9.5 million and $9.0 million, respectively. The amounts included in other comprehensive loss relating to the pension loss adjustment in 2011 and 2010, net of tax, were approximately $0.4 million and $0.2 million, respectively. The discount rate used in 2011 was 3.71%, which is reflective of a series of bonds that are included in the Moody’s Aa long-term corporate bond yield whose cash flow approximates the payments to participants under the ESBP for the remainder of the plan. This rate was a decrease of 102 basis points from the rate used in the prior year and resulted in an increase in the plan’s liabilities of approximately $0.9 million. Benefits paid to participants are funded by the Company as needed, and are expected to total approximately $0.8 million in 2012. The plan is deemed unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts considered sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan other than for current year benefit payments as required in 2012 or future years.

For the NDBP, the accumulated benefit obligation was $7.9 million at December 31, 2011 and $6.6 million at December 31, 2010. The primarily reason for the increase in the accumulated benefit obligation from 2010 to 2011 was due to the use of a more recent mortality table to calculate the plan’s liabilities in 2011. Additionally, the discount rate used in 2011 was 4.60%, which is reflective of a series of corporate bonds whose cash flow approximates the payments to participants under the NDBP for the remainder of the plan. This rate was a decrease of 10 basis points from the rate used in the prior year, and resulted in a net nominal increase in the plan’s liabilities in 2011.

The assets for the NDBP are held by Aegon, a financial services firm located in The Netherlands. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the amount allocated to the NDBP in any given year. The fair value of the assets is determined using a Level 3 methodology (see note 1 “Summary of Significant Accounting Policies—Fair Value”). The calculation of fair value includes determining the present value of the future expected payments under the plan, including using assumptions such as expected market rates of return, equity and interest rate volatility, credit risk, correlations of market returns, and discount rates. In 2011 and 2010, the plan investments had a targeted minimum return to the Company of 4%, which is consistent with historical returns and the guaranteed 4% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, intends to maintain the current investment strategy of investing plan assets solely in government bonds in 2012.

Anticipated benefit payments for the ESBP and the NDBP expected to be paid in future years are as follows:

Year Ending December 31,	ESBP	NDBP
(amounts in thousands)
2012	$787	$109
2013	771	131
2014	789	146
2015	772	150
2016	770	170
2017-2020	3,570	1,288

Total	$7,459	$1,994

Included in accumulated other comprehensive loss, net of tax, for the ESBP and the NDBP that have not yet been recognized as components of net periodic benefit cost as of December 31, 2011 are $2.3 million and $1.2 million, respectively, for unrecognized actuarial losses. Included in accumulated other comprehensive loss, net of tax, for the ESBP and the NDBP that had not yet been recognized as components of net periodic benefit cost as of December 31, 2010 were $1.9 million and $(0.1) million, respectively, for unrecognized actuarial losses (gains).

The amounts recognized in other comprehensive loss, net of tax, for 2011, 2010, and 2009, which primarily consist of an actuarial loss and a transition obligation, totaled $1.7 million, $0.5 million, and $1.1 million, respectively. Net periodic pension cost (benefit), and the amounts recognized in other comprehensive loss, net of tax, for the ESBP and the NDBP for 2011, 2010, and 2009 totaled $(1.1) million, $0.1 million, and $(0.4) million, respectively.

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2012 for the ESBP and the NDBP for unrecognized actuarial losses totals $0.3 million.

The Company also maintains a non-qualified defined-contribution deferred compensation plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. There were $0.3 million in contributions to the plan in 2011 for amounts earned in 2010, $0.1 million in contributions to the plan in 2010 for amounts earned in 2009, and $0.3 million in contributions to the plan in 2009 for amounts earned in 2008. The Company anticipates making contributions in 2012 totaling approximately $0.4 million to this plan for amounts earned in 2011. The investments in the plan are included in the total assets of the Company, and are discussed in note 3, “Investments.” During 2011 and 2010, several participants in the plan exchanged a portion of their investments for stock units which represent shares of the Company’s common stock. In exchange for the funds received, the Company issued shares out of treasury stock equivalent to the number of share units received by the participants. These shares of common stock are not entitled to any voting rights and the holders will not receive dividends, if any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Cash contributions were made to the plan for certain of these directors totaling approximately $0.1 million for both 2011 and 2010. At the time the contributions were made, one of the non-employee directors elected to exchange his cash contributions to the plan for the purchase of stock units which represent shares of the Company’s common stock. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in exchange for funds received, the Company issued stock out of treasury stock equivalent to the number of share units received by the participant. These shares of common stock are not entitled to any voting rights and the holder will not receive dividends, if any are paid. The shares are being held by the Company, and will be released to the non-employee director as prescribed by their payment election under the plan, as either shares of stock or the cash equivalent.

8.	Employee Benefits

401(k) Profit-Sharing Retirement Plan

The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. At its discretion, the Company may match up to 50% of the first 6% of eligible wages contributed by the participants. Company contributions, which currently consist of cash and may include the Company’s stock, were funded and charged to operations in the amounts of $2.6 million, $2.2 million, and $1.4 million for 2011, 2010, and 2009, respectively. During part of 2009, the Company reduced its match from 50% of the first 6% of eligible wages to 50% of the first 4% of eligible wages.

Other Retirement Plans

The Company maintains various other defined contribution retirement plans covering substantially all of the remaining European employees. Company contributions charged to operations were $0.1 million in each of 2011, 2010 and 2009.

Employee Health Insurance

The Company provides various health insurance plans for its employees, including a self-insured plan for its salaried employees in the U.S. The Company provides only limited health insurance coverage for its hourly employees in the U.S.

9.	Shareholders’ Equity

Employee Stock Purchase Plan

Under the Company’s First Employee Stock Purchase Plan (ESPP), employees may apply up to 10% of their compensation to purchase the Company’s common stock. Shares are purchased at the closing market price on the business day preceding the date of purchase. As of December 31, 2011, approximately 30,000 shares remain unissued under the ESPP. During 2011, 2010, and 2009, approximately 22,000, 22,000, and 23,000 shares, respectively, were purchased under the ESPP at an average price of $12.49, $7.98, and $4.92 per share, respectively.

Stock Trusts

The Company maintains a Stock Employee Compensation Trust (SECT) to provide funding for existing employee stock plans and benefit programs. Shares of the Company’s common stock are purchased by and released from the SECT by the trustee of the SECT at the request of the compensation committee of the Board of Directors. As of December 31, 2011, all shares remaining in the SECT were unallocated and, therefore, are not considered outstanding for purposes of calculating earnings per share. There were no shares purchased or released by the SECT during 2009, 2010, or 2011, and there were 3.3 million shares in the SECT at each of December 31, 2009, 2010 and 2011.

The Company created an Omnibus Stock Trust (OST) to provide funding for various employee benefit programs. Shares of the Company’s common stock are released from the OST by the trustee at the request of the compensation committee of the Board of Directors. There were no shares purchased or released by the OST during 2009, 2010, or 2011, and there were 59,000 shares in the OST at each of December 31, 2009, 2010 and 2011.

Preferred Stock

At December 31, 2011 and 2010, the Company has 2,500,000 shares of par value $0.01 preferred stock authorized for issuance, but none outstanding.

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

Equity-based compensation expense, tax benefit and net after tax cost for 2011, 2010 and 2009 are as follows:

	2011	2010	2009
(amounts in thousands)
Equity-based compensation	$1,654	$1,349	$1,447
Tax benefit	566	462	512

Net equity-based compensation expense	$1,088	$887	$935

On May 12, 2010, the shareholders approved the Company’s 2010 Equity Award Plan (2010 Plan). Under the provisions of the 2010 Plan, stock options, restricted stock, stock appreciation rights,

and other awards may be granted or awarded to employees and directors of the company, as well as non-employees. The compensation committee of the Board of Directors determines the nature, amount, pricing and vesting of the grants or awards. All options and awards remain in effect until the earliest of the expiration, exercise, or surrender date. Options generally become exercisable in four equal installments, generally beginning one year from the date of grant, and expire no more than 15 years from the date of grant. A total of 900,000 shares may be granted or awarded under the 2010 plan, 634,500 of which are available for grant as of December 31, 2011.

On April 26, 2000, the shareholders approved the Company’s 2000 Equity Award Plan (Equity Plan). Under the provisions of the Equity Plan, stock options, restricted stock, stock appreciation rights, and other awards may be granted or awarded to employees and directors of the Company. The compensation committee of the Board of Directors determines the nature, amount, pricing, and vesting of the grants or awards. All options and awards remain in effect until the earlier of the expiration, exercise, or surrender date. Options generally become exercisable in three or four equal annual installments, beginning one year from the date of grant, and expire no more than 15 years from the date of grant. In certain limited instances, options granted at fair market value are expected to vest nine and one-half years from the date of grant. There are no shares or options available for grant under this plan as of December 31, 2011.

On April 24, 1991, the shareholders approved the Company’s 1991 Employee Stock Option Plan (1991 Plan). Under the provisions of the 1991 Plan, options may be granted to employees and directors of the Company. The exercise price for options granted under this plan is equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. All options remain in effect until the earlier of the expiration, exercise, or surrender date. There are no shares or options available for grant under this plan as of December 31, 2011.

Under the Company’s 1991 Restricted Stock Plan, a total of 800,000 shares of restricted stock may be granted to certain key employees, and 396,750 shares are available for grant as of December 31, 2011.

The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. The per-option weighted-average fair value on the date of grant of stock options granted in 2011, 2010, and 2009 was $4.57, $3.09, and $2.01, respectively.

The fair value of the options at the date of grant was estimated using the following weighted-average assumptions for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Expected life (years)	2.8	3.1	3.4
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.0%	1.5%	1.8%
Expected volatility	55.6%	65.3%	58.4%

The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the option granted to estimate the expected volatility for the grants made in 2009, 2010 and 2011. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of paying dividends, and the expectation of paying dividends in the foreseeable future.

During 2009, 2010 and 2011, the Company issued restricted stock to certain employees, and in 2009 and 2010, to its independent directors. For the employees, the stock vests over a period of four years, with 25% of the stock issued vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock is fully vested. The Company is recognizing compensation expense for these shares ratably over the expected term of the restricted stock, or four years. For the independent directors, the issued stock vests at retirement. As the directors are eligible for retirement from the Company’s Board of Directors at any point, the Company recognized the expense associated with these shares on the date of grant. The shares of restricted stock issued are considered outstanding, can be voted, and are eligible to receive dividends, if any are paid. However, the restricted shares do not include a non-forfeitable right for the holder to receive dividends and none will be paid in the event the awards do not vest. Accordingly, only vested shares of outstanding restricted stock are included in the calculation of basic earnings per share.

As of December 31, 2011, total remaining stock-based compensation expense for non-vested equity-based compensation is approximately $3.2 million, which is expected to be recognized on a weighted-average basis over the next 17 months. Historically, the Company has issued shares out of treasury stock or the SECT to fulfill the share requirements from stock option exercises and restricted stock grants.

A summary of stock option activity under the 2010 Plan and Equity Plan is as follows:

	2010 Plan Options	Weighted- Average Exercise Price	Equity Plan Options	Weighted- Average Exercise Price
Outstanding at December 31, 2008	—	$—	3,597,800	$4.01
Granted	—	$—	380,500	$4.81
Exercised	—	$—	(237,483)	$3.17
Canceled or forfeited	—	$—	(23,500)	$4.57
Expired	—	$—	(18,500)	$5.02

Outstanding at December 31, 2009	—	$—	3,698,817	$4.14
Granted	—	$—	366,150	$7.18
Exercised	—	$—	(154,955)	$4.27
Canceled or forfeited	—	$—	(19,287)	$4.62
Expired	—	$—	(7,250)	$3.74

Outstanding at December 31, 2010	—	$—	3,883,475	$4.42
Granted	275,500	$12.86	—	$—
Exercised	—	$—	(660,338)	$4.01
Canceled or forfeited	(10,000)	$12.16	(55,687)	$5.57
Expired	—	$—	(4,375)	$3.50

Outstanding at December 31, 2011	265,500	$12.89	3,163,075	$4.49

Options Exercisable at December 31, 2011	90,000	$13.58	2,812,418	$4.30

For each of 2011, 2010 and 2009, there were no shares exercised under the 2010 plan. For 2011, 2010, and 2009, the intrinsic value of the options exercised under the Equity Plan was $6.0 million, $0.7 million, and $1.0 million, respectively. At December 31, 2011, there are 164,130 options remaining outstanding under the 1991 Plan, and the intrinsic value of the options exercised under the 1991 Plan for the same years was $0.3 million, $0.1 million, and $0.1 million, respectively.

A summary of restricted stock activity under the Equity Plan and the 1991 Restricted Stock Plan is as follows:

	Equity Plan Restricted Stock	Weighted- Average Fair Value	1991 Restricted Stock Plan	Weighted- Average Fair Value
Outstanding at December 31, 2008	161,750	$4.47	86,000	$4.71
Granted	75,000	$6.12	89,000	$4.90
Released	(7,625)	$4.65	(23,625)	$4.69
Canceled or forfeited	—	$—	—	$—

Outstanding at December 31, 2009	229,125	$5.00	151,375	$4.82
Granted	—	$—	77,000	$7.18
Released	(7,625)	$4.65	(45,875)	$4.79
Canceled or forfeited	—	$—	—	$—

Outstanding at December 31, 2010	221,500	$5.01	182,500	$5.83
Granted	—	$—	160,000	$12.19
Released	—	$—	(62,125)	$5.54
Canceled or forfeited	—	$—	(18,000)	$8.88

Outstanding at December 31, 2011	221,500	$5.01	262,375	$9.57

Options Outstanding at December 31, 2011

A summary of stock options that are outstanding at December 31, 2011 for the 2010 Plan and the Equity Plan is as follows:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
2010 Plan
$12.16 – $13.58	265,500	$12.89	11.9	$315,960

Equity Plan
$1.40	120,000	$1.40	6.0	$1,521,600
$2.35 – $3.26	705,875	$3.15	6.0	7,712,138
$3.48 – $4.90	1,557,950	$4.49	5.9	14,937,639
$5.25 – $7.18	779,250	$6.16	8.0	6,174,018

	3,163,075	$4.49	6.4	$30,345,395

At December 31, 2011, there are also 164,130 options remaining outstanding under the 1991 stock option plan, with 127,102 options ranging in prices from $2.88 to $6.00, and 37,028 options ranging in prices from $16.19 to $30.31, all with a remaining average contractual life of 3.3 years, and having an intrinsic value of $1.0 million.

Options Exercisable at December 31, 2011

A summary of stock options that are exercisable at December 31, 2011 for the 2010 Plan and the Equity Plan is as follows:

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
2010 Plan
$12.16 – $13.58	90,000	$13.58	14.4	$45,000

Equity Plan
$1.40	120,000	$1.40	6.0	$1,521,600
$2.35 – $3.26	705,875	$3.15	6.0	7,712,138
$3.48 – $4.90	1,375,142	$4.44	5.9	13,250,787
$5.25 – $7.18	611,401	$5.88	7.5	5,015,859

	2,812,418	$4.30	6.3	$27,500,384

At December 31, 2011, there are also 164,130 options remaining exercisable under the 1991 stock option plan, with 127,102 options ranging in prices from $2.88 to $6.00, and 37,028 options ranging in prices from $16.19 to $30.31, all with a remaining average contractual life of 3.3 years, and having an intrinsic value of $1.0 million.

The aggregate intrinsic values as calculated in the above charts detailing options that are outstanding and those that are exercisable, respectively, are based upon the Company’s closing stock price on December 31, 2011 of $14.08 per share.

11.	Significant Customer

International Business Machines Corporation (IBM) is the Company’s largest customer. In 2011, 2010, and 2009, IBM accounted for $116.5 million or 29.4%, $102.3 million or 30.9%, and $71.2 million or 25.8% of the Company’s consolidated revenue, respectively. The Company’s accounts receivable from IBM at December 31, 2011 and 2010 amounted to $12.8 million and $13.1 million, respectively. No other customer accounted for more than 10% of revenue in 2011, 2010, or 2009.

12.	Contingencies

The Company and its subsidiaries are involved from time to time in various legal proceedings and tax audits arising in the ordinary course of business. At December 31, 2011 and 2010, the Company is in discussion with various governmental agencies relative to tax matters, including income, sales and use, and property and franchise taxes. The outcome of these audits and legal proceedings, as applicable, involving the Company and its subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such audits cannot be accurately predicted. However, as none of these matters are individually or in the aggregate significant, and as management has recorded an estimate of its potential liability for these audits at December 31, 2011 and 2010, the Company does not expect the conclusion of these matters to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

Financial Information About Geographic Areas	2011	2010	2009
(amounts in thousands)
Revenue from External Customers:
United States	$328,422	$269,071	$211,265
Belgium(1)	43,011	41,317	42,326
Other European countries	23,969	19,396	20,418
Other country	873	1,623	1,551

Total revenue	$396,275	$331,407	$275,560

Long-lived Assets:
United States	$7,119	$7,730	$7,362
Europe	850	634	784

Total long-lived assets	$7,969	$8,364	$8,146

Deferred Tax Assets, Net of Valuation Allowance:
United States	$8,368	$7,261	$6,962
Europe	—	—	—
Other country	—	—	—

Total deferred tax assets, net	$8,368	$7,261	$6,962

(1)	Revenue for Belgium has been disclosed separately as it exceeds 10% of consolidated revenue for the years presented.

14.	Quarterly Financial Data (Unaudited)

	Quarters
	First	Second	Third	Fourth	Total
(amounts in thousands, except per-share data)
2011
Revenue	$95,909	$98,327	$101,119	$100,920	$396,275
Direct costs	76,112	77,594	80,152	78,126	311,984

Gross profit	19,797	20,733	20,967	22,794	84,291
Selling, general, and administrative expenses	15,198	16,056	16,391	17,336	64,981

Operating income	4,599	4,677	4,576	5,458	19,310
Interest and other income (expense), net	(37)	(48)	50	(152)	(187)

Income before income taxes	4,562	4,629	4,626	5,306	19,123
Provision for income taxes	1,734	1,799	1,635	2,017	7,185

Net income	$2,828	$2,830	$2,991	$3,289	$11,938

Basic net income per share	$0.19	$0.19	$0.20	$0.22	$0.80

Diluted net income per share	$0.17	$0.17	$0.18	$0.20	$0.71

	Quarters
	First	Second	Third	Fourth	Total
(amounts in thousands, except per-share data)
2010
Revenue	$78,489	$81,142	$84,463	$87,313	$331,407
Direct costs	61,481	63,350	67,189	68,152	260,172

Gross profit	17,008	17,792	17,274	19,161	71,235
Selling, general, and administrative expenses	13,919	14,303	14,157	14,926	57,305

Operating income	3,089	3,489	3,117	4,235	13,930
Interest and other expense, net	(47)	(71)	(41)	(2)	(161)

Income before income taxes	3,042	3,418	3,076	4,233	13,769
Provision for income taxes	1,256	1,513	1,049	1,579	5,397

Net income	$1,786	$1,905	$2,027	$2,654	$8,372

Basic net income per share	$0.12	$0.13	$0.14	$0.18	$0.57

Diluted net income per share	$0.11	$0.12	$0.13	$0.16	$0.52

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management did not identify any control deficiencies it considered to be material weaknesses under the rules specified by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, and therefore concluded that its internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting. Their report appears in Item 9A (b), Attestation Report of the Registered Public Accounting Firm.

(b)	Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Computer Task Group, Incorporated:

We have audited Computer Task Group, Incorporated’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Computer Task Group, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(a)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Computer Task Group, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Computer Task Group, Incorporated as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Buffalo, New York
February 24, 2012

(c)	Changes in Internal Control Over Financial Reporting

The Company continues to review, revise and improve the effectiveness of the Company’s internal controls on a continuous basis. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this annual report. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this annual report, which ended on December 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required in response to this item is incorporated herein by reference to the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors and Committees” in relation to the “Audit Committee” and “Nominating and Corporate Governance Committee and Director Nomination Process” subsections, and “Corporate Governance and Website Information” in the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May xx, 2012 (Proxy Statement) to be filed with the SEC not later than 120 days after the end of the year ended December 31, 2011, except insofar as information with respect to executive officers is presented in Part I, Item 1 of this report pursuant to General Instruction G(3) of Form 10-K.

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

The following table sets forth, as of December 31, 2011, certain information related to the Company’s compensation plans under which shares of its common stock are authorized for issuance:

Equity Compensation Plan Information as of December 31, 2011

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2010 Equity Award Plan	265,500	$12.89	634,500
2000 Equity Award Plan	3,163,075	$4.49	—
1991 Employee Stock Option Plan	164,130	$5.69	—
1991 Restricted Stock Plan	—	$—	396,750
Equity compensation plans not approved by security holders:
None	—	$—	—

	3,592,705	$5.17	1,031,250

At December 31, 2011, the Company did not have any outstanding rights or warrants. All outstanding awards are either stock options or restricted stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required in response to this item is incorporated herein by reference to the information under the caption “Certain Relationships and Related Person Transactions” and “Director Independence and Executive Sessions” presented in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required in response to this item is incorporated herein by reference to the information under the caption “Appointment of Auditors and Fees” presented in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(A)	Index to Consolidated Financial Statements and Financial Statement Schedule

(B)	Exhibits

The Exhibits to this annual report on Form 10-K are listed on the attached Exhibit Index appearing on pages 67 to 69.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Computer Task Group, Incorporated:

Under date of February 24, 2012, we reported on the consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Buffalo, New York February 24, 2012

COMPUTER TASK GROUP, INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at January 1	Additions		Deductions		Balance at December 31
2011
Accounts deducted from accounts receivable -
Allowance for doubtful accounts	$860	729	A	(624	)A	$965
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$2,693	585	B	(1,874	)B	$1,404
Accounts deducted from other assets -
Reserves	$575	—		(575	)C	$—
2010
Accounts deducted from accounts receivable -
Allowance for doubtful accounts	$964	13		(117)		$860
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$2,649	260		(216)		$2,693
Accounts deducted from other assets -
Reserves	$575	—		—		$575
2009
Accounts deducted from accounts receivable -
Allowance for doubtful accounts	$1,005	99		(140)		$964
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$2,454	324		(129)		$2,649
Accounts deducted from other assets -
Reserves	$575	—		—		$575

A	In 2011, these balances primarily reflect additions to the allowance charged to expense resulting from a customer bankruptcy in the Company’s fourth quarter, less deductions for accounts written off that were previously reserved, and additions and deductions for foreign currency translation

B	In 2011, these balances primarily reflect additions for current year activity, deductions for the expiration of certain unused net operating losses, and additions and deductions for foreign currency translation

C	In 2011, this balance reflects a deduction for amounts written off that were previously reserved

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ James R. Boldt
James R. Boldt,
Chairman and Chief Executive Officer

Dated: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

(i)	Principal Executive Officer	Chairman and Chief Executive Officer	February 24, 2012

/s/ James R. Boldt James R. Boldt

(ii)	Principal Accounting and Principal Financial Officer	Chief Financial Officer	February 24, 2012

/s/ Brendan M. Harrington Brendan M. Harrington

(iii)	Directors

	/s/ Thomas E Baker Thomas E. Baker	Director	February 24, 2012

	/s/ James R. Boldt James R. Boldt	Director	February 24, 2012

	/s/ Randall L. Clark Randall L. Clark	Director	February 24, 2012

	/s/ Randolph A. Marks Randolph A. Marks	Director	February 24, 2012

	/s/ William D. McGuire William D. McGuire	Director	February 24, 2012

	/s/ John M. Palms John M. Palms	Director	February 24, 2012

	/s/ Daniel J. Sullivan Daniel J. Sullivan	Director	February 24, 2012

EXHIBIT INDEX

Exhibit		Description	Page Number or (Reference)
3.	(a)	Restated Certificate of Incorporation of Registrant	(1)

	(b)	Restated By-laws of Registrant	(2)

4.	(a)	Restated Certificate of Incorporation of Registrant	(1)

	(b)	Restated By-laws of Registrant	(2)

	(c)	Specimen Common Stock Certificate

10.	(a)	Non-Compete Agreement, dated as of March 1, 1984, between Registrant and Randolph A. Marks	(2) +

	(b)	Stock Employee Compensation Trust Agreement, dated May 3, 1994, between Registrant and Thomas R. Beecher, Jr., as trustee	(2) +

	(c)	Demand Grid Note, dated October 29, 1997, between Registrant and Computer Task Group, Incorporated Stock Employee Compensation Trust	(2) +

	(d)	Pledge Agreement, between the Registrant and Thomas R. Beecher, Jr., as Trustee of the Computer Task Group, Incorporated Stock Employee Compensation Trust	(2) +

	(e)	Stock Purchase Agreement, dated as of February 25, 1981, between Registrant and Randolph A. Marks	(3) +

	+	Management contract or compensatory plan or arrangement

	(1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference (file No. 001-09410 filed on March 10, 2008)

	(2)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference (file No. 001-09410 filed on March 7, 2007)

	(3)	Filed as an Exhibit to the Registrant’s Registration Statement No. 2 - 71086 on Form S-7 filed on February 27, 1981, and incorporated herein by reference

EXHIBIT INDEX (Continued)

Exhibit		Description	Page Number or (Reference)
10.	(f)	2011 Key Employee Compensation Plans	(4) +

	(g)	Computer Task Group, Incorporated Non-Qualified Key Employee Deferred Compensation Plan	(2) +

	(h)	1991 Restricted Stock Plan	(1) +

	(i)	Computer Task Group, Incorporated 2000 Equity Award Plan	(5) +

	(j)	Executive Supplemental Benefit Plan 1997 Restatement	(1) +

	(k)	First Amendment to the Computer Task Group, Incorporated Executive Supplemental Benefit Plan 1997 Restatement	(1) +

	(l)	Compensation Arrangements for the Named Executive Officers	# +

	(m)	Change in Control Agreement, dated January 1, 2010, between the Registrant and James R. Boldt, as amended and restated	(6) +

	(n)	Employment Agreement, dated January 1, 2010, between the Registrant and James R. Boldt, as amended and restated	(6) +

	(o)	Officer Change in Control Agreement	(6) +

	(p)	First Employee Stock Purchase Plan (Eighth Amendment and Restatement)	(1) +

	(q)	Loan Agreement By and Among Manufacturers and Traders Trust Company and Computer Task Group, Incorporated	(7)

	#	Filed herewith

	(4)	Included in the Registrant’s definitive Proxy Statement dated April 2012 under the caption entitled “Baseline Compensation – Performance-Based Incentives - Annual Cash Incentive Compensation,” and incorporated herein by reference

	(5)	Filed as an Exhibit to the Registrant’s Form 8-K on November 18, 2008, and incorporated herein by reference (file No. 001-09410)

	(6)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference (file No. 001-09410 filed on February 25, 2009)

	(7)	Filed as an Exhibit to the Registrant’s Form 8-K on April 21, 2005, and incorporated herein by reference (file No. 001-09410)

EXHIBIT INDEX (Continued)

Exhibit		Description	Page Number or (Reference)
10.	(r)	Third Amendment to the Loan Agreement, dated February 4, 2008, among Computer Task Group, Incorporated, Manufacturers and Traders Trust Company and Key Bank National Association	(8)

	(s)	1991 Employee Stock Option Plan	(9)

	(t)	Fourth amendment to the Loan Agreement, dated December 23, 2010, among Computer Task Group, Incorporated, Manufacturers and Traders Trust Company, and Key Bank National Association	(10)

	(u)	2010 Equity Award Plan	(11)

14.		Code of Ethics	(12)

21.		Subsidiaries of the Registrant	#

23.		Consent of Experts and Counsel	#

31.	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

32.		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	#

101.		Interactive data files pursuant to Rule 405 of Regulation S-T: the Consolidated Statements of Income for the year ending December 31, 2011, 2010 and 2009, the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, the Consolidated Statements of Cash Flows for the years ending December 31, 2011, 2010 and 2009, the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010, and 2009, and the Notes to the Consolidated Financial Statements

	#	Filed herewith

	(8)	Filed as an Exhibit to the Registrant’s Form 8-K on February 8, 2008, and incorporated herein by reference (file No. 001-09410)

	(9)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference (file No. 001-09410 filed on March 7, 2007)

	(10)	Filed as an Exhibit to the Registrant’s Form 8-K on December 28, 2010, and incorporated herein by reference (file No. 001-09410)

	(11)	Filed as an Exhibit to the Registrant’s Registration Statement No. 333-167462 on Form S-8 filed on June 11, 2010, and incorporated herein by reference

	(12)	Included at the internet address specified in the Registrant’s definitive Proxy Statement dated April 2012 under the caption entitled “Corporate Governance and Website Information,” and incorporated herein by reference