Form 10-Q
period 2012-03-30
COMPUTER TASK GROUP INC
filed 2012-04-26
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of each class	Shares outstanding at April 13, 2012
Common stock, par value $.01 per share	18,609,214

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended
	March 30, 2012	April 1, 2011
Revenue	$103,367	$95,909
Direct costs	81,515	76,112
Selling, general and administrative expenses	16,253	15,198

Operating income	5,599	4,599
Interest and other income	44	31
Interest and other expense	94	68

Income before income taxes	5,549	4,562
Provision for income taxes	2,189	1,734

Net income	$3,360	$2,828

Net income per share:
Basic	$0.22	$0.19

Diluted	$0.20	$0.17

Weighted average shares outstanding:
Basic	15,169	14,767
Diluted	16,872	16,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(Unaudited)

	For the Quarter Ended
	March 30, 2012	April 1, 2011
Net income	$3,360	$2,828
Change in foreign currency	411	908
Change in pension loss, net of taxes of $30 and $23 in 2012 and 2011, respectively	14	40

Comprehensive income	$3,785	$3,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	March 30, 2012	Dec. 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$19,265	$22,414
Accounts receivable, net of allowances of $821 and $965 in 2012 and 2011, respectively	67,799	67,801
Prepaid and other current assets	2,508	1,876
Deferred income taxes	1,167	1,221

Total current assets	90,739	93,312
Property, equipment and capitalized software net of accumulated depreciation and amortization of $18,212 and $17,532 in 2012 and 2011, respectively	7,659	7,969
Goodwill	35,678	35,678
Deferred income taxes	7,366	7,062
Other assets	2,659	2,921
Investments	969	550

Total assets	$145,070	$147,492

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$8,796	$9,532
Accrued compensation	24,838	30,971
Advance billings on contracts	997	1,756
Other current liabilities	4,012	3,972
Income taxes payable	2,990	1,695

Total current liabilities	41,633	47,926
Deferred compensation benefits	10,210	10,231
Other long-term liabilities	531	530

Total liabilities	52,374	58,687
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	115,943	115,895
Retained earnings	86,839	83,479
Less: Treasury stock of 8,381,588 and 8,540,864 shares at cost, in 2012 and 2011, respectively	(47,256)	(47,320)
Stock Trusts of 3,363,351 shares at cost in both periods	(55,083)	(55,083)
Other	(212)	(206)
Accumulated other comprehensive loss	(7,805)	(8,230)

Total shareholders’ equity	92,696	88,805

Total liabilities and shareholders’ equity	$145,070	$147,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Quarter Ended
	March 30, 2012	April 1, 2011
Cash flow from operating activities:
Net income	$3,360	$2,828
Adjustments:
Depreciation and amortization expense	648	435
Equity-based compensation expense	424	274
Deferred income taxes	(301)	(176)
Deferred compensation	96	68
(Gain) loss on sales of property and equipment	2	(1)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	364	(6,824)
Increase in prepaid and other current assets	(617)	(192)
Decrease in other assets	285	158
Increase (decrease) in accounts payable	(877)	806
Decrease in accrued compensation	(6,320)	(5,083)
Increase in income taxes payable	1,273	928
Decrease in advance billings on contracts	(770)	(387)
Increase in other current liabilities	11	11
Decrease in other long-term liabilities	(2)	(1)

Net cash used in operating activities	(2,424)	(7,156)
Cash flow from investing activities:
Additions to property and equipment	(340)	(349)
Additions to capitalized software	—	(221)
Deferred compensation plan investments, net	(398)	(269)

Net cash used in investing activities	(738)	(839)
Cash flow from financing activities:
Proceeds from stock option plan exercises	358	1,242
Excess tax benefits from equity-based compensation	350	614
Proceeds from Employee Stock Purchase Plan	77	69
Change in cash overdraft, net	(207)	120
Purchase of stock for treasury	(863)	(599)

Net cash provided by (used in) financing activities	(285)	1,446

Effect of exchange rates on cash and cash equivalents	298	580

Net decrease in cash and cash equivalents	(3,149)	(5,969)

Cash and cash equivalents at beginning of year	22,414	14,837

Cash and cash equivalents at end of quarter	$19,265	$8,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Financial Statements

The condensed consolidated financial statements included herein reflect, in the opinion of the management of Computer Task Group, Incorporated (“CTG” or “the Company”), all normal recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations and comprehensive income, and cash flows for the periods presented.

The Company’s fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal quarter where the last day of each of the first three quarters is a Friday. The 2012 first quarter began on January 1, 2012 and ended on March 30, 2012. The 2011 first quarter began on January 1, 2011 and ended April 1, 2011. There were 64 and 65 billable days in the first quarters of 2012 and 2011, respectively.

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

IT solutions and IT staffing revenue as a percentage of total revenue for the quarters ended March 30, 2012 and April 1, 2011 are as follows:

	For the Quarter Ended
	March 30, 2012	April 1, 2011
IT solutions	40%	35%
IT staffing	60%	65%

Total	100%	100%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarters ended March 30, 2012 and April 1, 2011 are as follows:

	For the Quarter Ended
	March 30, 2012	April 1, 2011
Technology service providers	32%	35%
Healthcare	31%	28%
Financial services	6%	6%
Energy	6%	6%
General markets	25%	25%

Total	100%	100%

Software Revenue Recognition

The Company previously entered into a series of contracts with a customer that provide for application customization and integration services, as well as post contract support (PCS) services, specifically utilizing one of the software tools the Company has internally developed. These services were provided under a software-as-a-service model. As the contracts were closely interrelated and dependent on each other, for accounting purposes the contracts were considered to be one arrangement. Additionally, as the project included significant modification and customization services to transform the previously developed software tool into an expanded tool that met the customer’s requirements, the percentage-of-completion method of contract accounting was utilized for the project. Total revenue and costs were recognized equally until completion of the application customization and integration services portion of the project. The remaining unrecognized portion of the contract value was recognized on a straight-line basis over the term of the PCS period which ended on December 31, 2011.

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

Level 1 – quoted prices in active markets for identical assets or liabilities (observable)

Level 2 – inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3 – unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At March 30, 2012 and December 31, 2011, the reported balances of the Company’s cash and cash equivalents of $19.3 million and $22.4 million, respectively, approximated fair value.

The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to measure on a fair value basis any of its individual contracts during the quarters ended March 30, 2012 or April 1, 2011.

Life Insurance Policies

The Company has purchased life insurance on the lives of certain plan participants in the non-qualified defined-benefit Executive Supplemental Benefit Plan. Those policies have generated cash surrender value, and the Company has taken loans against the policies. At March 30, 2012 and December 31, 2011, these insurance policies have a gross cash surrender value of $27.4 million and $27.4 million, respectively, loans have been taken totaling $25.8 million and $25.6 million, respectively, and the net cash surrender value balance of $1.6 million and $1.8 million, respectively, is included on the condensed consolidated balance sheet in “Other Assets” under non-current assets.

During the 2012 second quarter, one of the plan participants passed away. The company anticipates receiving net proceeds and recording a gain from the participant’s life insurance in the 2012 second quarter totaling approximately $0.4 million.

Taxes Collected from Customers

In instances where the Company collects taxes from its customers for remittance to governmental authorities, primarily in its European operations, revenue and expenses are not grossed up as such taxes are recorded and presented on a net basis.

Cash and Cash Equivalents, and Cash Overdrafts

For the purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. The Company had no cash equivalents at March 30, 2012 and December 31, 2011. Additionally, as the Company does not fund its bank accounts for checks it has written until the checks are presented to the bank for payment, the balance representing “change in cash overdraft, net” on the condensed consolidated statements of cash flows represents the increase or decrease in outstanding checks for the periods presented.

Capitalized Software Costs - Projects Developed for Internal Use

The Company did not record any capitalized software costs during the quarter ended March 30, 2012, and as of that date had capitalized a total of $5.1 million. Accumulated amortization for these projects totaled $1.8 million as of March 30, 2012, and the projects have amortization periods ranging from three to five years.

During the quarter ended April 1, 2011, the Company recorded capitalized software costs of $0.2 million, and as of that date had capitalized a total of $4.9 million. Accumulated amortization for these projects totaled $0.7 million as of April 1, 2011.

Guarantees

The Company has several guarantees in place in our European operations that support office leases, and performance under government projects. These guarantees totaled approximately $2.3 million at March 30, 2012.

3. Net Income Per Share

Basic and diluted earnings per share for the quarters ended March 30, 2012 and April 1, 2011 are as follows:

	For the Quarter Ended
	March 30, 2012	April 1, 2011
Weighted-average number of shares outstanding during period	15,169	14,767
Common Stock equivalents - incremental shares primarily under stock option plans	1,703	1,886

Number of shares on which diluted earnings per share is based	16,872	16,653

Net Income	$3,360	$2,828

Net income per share:
Basic	$0.22	$0.19

Diluted	$0.20	$0.17

Certain options representing 0.2 million and 0.1 million shares of common stock were outstanding at March 30, 2012 and April 1, 2011, respectively, but were not included in the computation of diluted earnings per share as they were anti-dilutive.

4. Investments

The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan and the Non-employee Director Deferred Compensation Plan. At March 30, 2012 and December 31, 2011, the Company’s investment balances, which are classified as trading securities, totaled approximately $1.0 million and $0.6 million, respectively, and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see “Fair Value” in Note 2). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2012 and 2011 first quarters.

5. Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at March 30, 2012 and December 31, 2011 are as follows:

(amounts in thousands)	March 30, 2012	Dec. 31, 2011
Foreign currency adjustment	$(4,213)	$(4,624)
Pension loss adjustment, net of tax of $1,406 in 2012, and $1,436 in 2011	(3,592)	(3,606)

Accumulated other comprehensive loss	$(7,805)	$(8,230)

6. Deferred Compensation and Other Benefits

The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (“ESBP”) that provides certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The ESBP was amended as of November 1994 to freeze benefits for participants at that time.

Net periodic pension cost for the quarters ended March 30, 2012 and April 1, 2011 for the ESBP are as follows:

	For the Quarter Ended
(amounts in thousands)	March 30, 2012	April 1, 2011
Interest cost	$85	$102
Amortization of unrecognized net loss	70	52

Net periodic pension cost	$155	$154

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan other than for benefit payments as required for the remainder of 2012 or in future years.

The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (“NDBP”) when the Company disposed of its subsidiary CTG Nederland B.V. Benefits paid are a function of a percentage of career average pay. The plan was curtailed for additional contributions in January 2003. Net periodic pension cost (benefit) was approximately $16,000 in the quarter ended March 30, 2012 and $(1,000) in the quarter ended April 1, 2011.

The Company does not anticipate making significant contributions to the NDBP in 2012 or future years as the NDBP is currently nearly completely funded. The assets for the NDBP are held by Aegon, a financial services firm located in The Netherlands. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the amount allocated to the NDBP at any point in time. The fair value of the assets is determined using a Level 3 methodology (see note 2 – Fair Value), including using assumptions such as expected market rates of return, equity and interest rate volatility, credit risk, correlations of market returns, and discount rates. In 2011, the plan investments had a targeted minimum return to the Company of 4%, which is consistent with historical returns and the 4% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, continues to maintain the current investment strategy of investing plan assets solely in government bonds throughout 2012.

The change in the fair value of the plan assets for the NDBP for the quarters ended March 30, 2012 and April 1, 2011 is as follows:

	For the Quarter Ended
(amounts in thousands)	March 30, 2012	April 1, 2011
Fair value of plan assets at beginning of period	$7,811	$7,831
Return on plan assets	79	81
Contributions	—	—
Benefits paid	(28)	(26)
Effect of exchange rate changes	213	545

Fair value of plan assets at end of quarter	$8,075	$8,431

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan, a defined-contribution plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made contributions to this plan for amounts earned in 2011 totaling $0.4 million in the 2012 first quarter. The investments in the plan are included in the total assets of the Company, and are discussed in Note 4, “Investments.” Participants in the plan have the ability to exchange a portion of their investments for stock units which represent shares of the Company’s common stock. In exchange for the funds received, the Company will issue stock out of treasury stock equivalent to the number of share units received by each participant. These shares of common stock are not entitled to any voting rights and the holders will not receive dividends if any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their respective payment elections under the plan.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Cash contributions to the plan for one of these directors during the 2012 first quarter were nominal. At the time the contributions were made, the non-employee director elected to exchange his cash contributions to the plan for stock units which represent shares of the Company’s common stock. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in exchange for funds received, the Company issued stock out of treasury stock equivalent to the number of share units received by the participant. These shares of common stock are not entitled to any voting rights and the holder will not receive dividends if any are paid. The shares are being held by the Company, and will be released to the non-employee director as prescribed by their respective payment election under the plan.

7. Equity-based Compensation

During both the first quarters of 2012 and 2011, the Company granted stock options to certain of its employees. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. The stock options granted, the weighted-average fair value of an option, and the weighted-average assumptions used to calculate the fair value of a stock option for the respective quarters are as follows:

	For the Quarter ended
	March 30, 2012	April 1, 2011
Stock options granted	106,000	135,500
Weighted-average fair value	$7.54	$5.86
Expected volatility	66.4%	61.4%
Risk-free interest rate	0.6%	1.7%
Expected term (years)	4.0	4.0
Expected dividend yield	0.0%	0.0%

The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the granted option to estimate the expected volatility for its stock option grants. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options’ expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of not paying dividends, and the expectation of not paying dividends in the foreseeable future.

During the 2012 first quarter, the Company issued restricted stock representing 127,500 shares to certain of its employees on February 14, 2012 with a value of $15.04 per share. During the 2011 first quarter, the Company also issued restricted stock representing 130,000 shares to certain of its employees on February 16, 2011 with a value of $12.16 per share, and 30,000 shares on March 7, 2011 with a fair value of $12.31 per share. The stock vests over a period of four years, with 25% of the stock vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock is fully vested to the employee. The Company is recognizing compensation expense for these shares over the expected term of the restricted stock, or four years. The restricted shares issued are considered outstanding, can be voted, and are eligible to receive dividends, if any are paid. However, the restricted shares do not include a non-forfeitable right for the holder to receive dividends and none will be paid in the event the awards do not vest. Accordingly, only vested shares of outstanding restricted stock are included in the basic earnings per share calculation. The shares were granted from the 1991 Restricted Stock Plan.

8. Treasury Stock

During the 2012 first quarter, the Company used approximately $0.9 million to purchase 59,000 shares of its stock for treasury pursuant to the Company’s share repurchase program. At March 30, 2012, approximately 0.8 million shares remained authorized for future purchases. The Company issued 252,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2012 first quarter.

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

9. Significant Customer

In the 2012 first quarter, International Business Machines Corporation (“IBM”) was the Company’s largest customer, and accounted for $28.4 million or 27.4% of consolidated revenue as compared with $28.7 million or 29.9% of revenue in the comparable 2011 period. During the 2011 fourth quarter, the National Technical Services Agreement (“NTS Agreement”) was renewed for three years to December 31, 2014. As part of the NTS Agreement, the Company provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as sole provider to the Systems and Technology Group business unit. The Company’s accounts receivable from IBM at March 30, 2012 and April 1, 2011 totaled $14.3 million and $14.8 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in the first quarter of 2012 or 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended March 30, 2012

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements made by the management of Computer Task Group, Incorporated (“CTG,” “the Company” or “the Registrant”) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff, (ii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (iii) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM), (iv) risks associated with operating in foreign jurisdictions, (v) the change in valuation of recorded goodwill balances, (vi) the impact of current and future laws and government regulation, as well as repeal or modification of such, affecting the IT solutions and staffing industry, taxes and the Company’s operations in particular, (vii) industry and economic conditions, including fluctuations in demand for information technology (IT) services, (viii) consolidation among the Company’s competitors or customers, (ix) domestic and foreign industry competition for customers and talent, (x) the need to supplement or change our IT services in response to new offerings in the industry, and (xi) the risks described in Item 1A of the most recently filed Form 10-K and from time to time in the Company’s reports filed with the Securities and Exchange Commission (SEC).

Industry Trends

The Company operates in one industry segment, providing IT services to its clients. These services include IT solutions and IT staffing. The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that it serves. The pace of technological change and changes in business requirements and practices of the Company’s clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been and, management believes, will continue to be strong. The Company has responded to these challenging business conditions by focusing on its two main services, which are providing IT solutions and IT staffing to its clients.

IT solutions and IT staffing revenue as a percentage of total revenue for the quarters ended March 30, 2012 and April 1, 2011 are as follows:

	For the Quarter Ended
	March 30, 2012	April 1, 2011
IT solutions	40%	35%
IT staffing	60%	65%

Total	100%	100%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarters ended March 30, 2012 and April 1, 2011 are as follows:

	For the Quarter Ended
	March 30, 2012	April 1, 2011
Technology service providers	32%	35%
Healthcare	31%	28%
Financial services	6%	6%
Energy	6%	6%
General markets	25%	25%

Total	100%	100%

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

The Company previously entered into a series of contracts with a customer that provide for application customization and integration services, as well as post contract support (PCS) services, specifically utilizing one of the software tools the Company has internally developed. These services were provided under a software-as-a-service model. As the contracts were closely interrelated and dependent on each other, for accounting purposes the contracts were considered to be one arrangement. Additionally, as the project included significant modification and customization services to transform the previously developed software tool into an expanded tool that met the customer’s requirements, the percentage-of-completion method of contract accounting was being utilized for the project. Total revenue and costs were recognized equally until completion of the application customization and integration services portion of the project. The remaining unrecognized portion of the contract value was recognized on a straight-line basis over the term of the PCS period which ended on December 31, 2011.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods for the quarters ended March 30, 2012 and April 1, 2011 are as follows:

	For the Quarter Ended
	March 30,	April 1,
	2012	2011
Time-and-material	91%	92%
Progress payment	7%	6%
Percentage-of-completion	2%	2%

Total	100%	100%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:

	March 30, 2012		April 1, 2011
	(amounts in thousands)
Revenue	100.0%	$103,367	100.0%	$95,909
Direct costs	78.9%	81,515	79.4%	76,112
Selling, general, and administrative expenses	15.7%	16,253	15.8%	15,198

Operating income	5.4%	5,599	4.8%	4,599
Interest and other expense, net	0.0%	50	0.0%	37

Income before income taxes	5.4%	5,549	4.8%	4,562
Provision for income taxes	2.1%	2,189	1.8%	1,734

Net income	3.3%	$3,360	3.0%	$2,828

In the 2012 first quarter, the Company recorded revenue of $103.4 million, an increase of 7.8% compared with revenue of $95.9 million recorded in the 2011 first quarter. There were 64 billable days in the 2012 first quarter and 65 billable days in the 2011 first quarter. Revenue from the Company’s North American operations totaled $86.2 million in the 2012 first quarter, an increase of 9.3% when compared with North American revenue in the 2011 first quarter of $78.8 million. Revenue from the Company’s European operations in the 2012 first quarter totaled $17.2 million, an increase of 0.6% when compared with European revenue in the 2011 first quarter of $17.1 million. The European revenue represented 16.6% and 17.8% of 2012 and 2011 first quarter consolidated revenue, respectively. The Company’s revenue included reimbursable expenses billed to customers which totaled $3.2 million in both the 2012 and 2011 first quarters.

The revenue increase in the 2012 first quarter as compared with the corresponding 2011 period was due to significant demand for the Company’s IT solutions services. IT solutions revenue increased 22.3% in the 2012 first quarter as compared with the corresponding 2011 period. The IT solutions revenue increase was primarily driven by an increase in the electronic medical records work for providers in the

Company’s healthcare vertical market. IT staffing revenue in the 2012 first quarter was consistent with the revenue recorded in the corresponding 2011 period. The Company’s headcount was approximately 3,700 employees at March 30, 2012, which was consistent with 3,700 employees at December 31, 2011, and an increase of approximately 100 employees from 3,600 at April 1, 2011.

The slight increase in revenue in the Company’s European operations in the 2012 first quarter as compared with the corresponding 2011 period was primarily due to modest strength in the Company’s European IT staffing business. This modest strength in demand was offset by the weakness relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2012 first quarter as compared with the 2011 first quarter, the average value of the Euro decreased 4.2% while the average value of the British Pound decreased 1.9%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2011 first quarter to the 2012 first quarter, total European revenue would have been approximately $0.7 million higher, or $17.9 million as compared with the $17.2 million reported.

In the 2012 first quarter, IBM was the Company’s largest customer, accounting for $28.4 million or 27.4% of consolidated revenue as compared with $28.7 million or 29.9% of revenue in the comparable 2011 period. During the 2011 fourth quarter, the National Technical Services Agreement (“NTS Agreement”) was renewed for three years to December 31, 2014. As part of the NTS Agreement, the Company provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as sole provider to the Systems and Technology Group business unit. The Company’s accounts receivable from IBM at March 30, 2012 and April 1, 2011 totaled $14.3 million and $14.8 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in the first quarter of 2012 or 2011.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 78.9% of revenue in the 2012 first quarter as compared with 79.4% of revenue in the 2011 first quarter. The Company’s direct costs as a percentage of revenue fell in the 2012 first quarter as compared with the 2011 first quarter due to a shift in the Company’s business mix to a higher level of solutions business, which incurs less direct costs than the Company’s staffing business. Additionally, the Company’s European operations improved the utilization of their billable resources in the 2012 first quarter as compared with the 2011 first quarter.

Selling, general and administrative (“SG&A”) expenses were 15.7% of revenue in the 2012 first quarter and 15.8% in the corresponding 2011 period. The slight decrease in SG&A expenses as a percentage of revenue in the 2012 first quarter as compared with the corresponding 2011 period is primarily due to continued disciplined cost management.

Operating income was 5.4% of revenue in the 2012 first quarter as compared with 4.8% in the 2011 first quarter. The increase in operating income as a percentage of revenue in the 2012 first quarter as compared with the first quarter of 2011 is primarily due the change in business mix from the prior year and the improved utilization in our European operations. Operating income from North American operations was $4.7 million and $4.0 million in the 2012 and 2011 first quarters, respectively, while European operations recorded operating income of $0.9 million and $0.6 million, respectively, in the corresponding 2012 and 2011 periods.

Net income for the 2012 first quarter was 3.3% of revenue or $0.20 per diluted share, compared with net income of 3.0% of revenue or $0.17 per diluted share, in the 2011 first quarter. Diluted earnings per share was calculated using 16.9 million and 16.7 million weighted-average equivalent shares outstanding for the quarters ended March 30, 2012 and April 1, 2011, respectively. The number of equivalent shares outstanding increased year-over-year due to an increase in the number of weighted average shares resulting from the exercise of stock options, but was partially offset by the purchase of 317,000 shares into treasury stock pursuant to the Company’s share repurchase program for the twelve month period ended March 30, 2012.

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

Income Taxes – Deferred Taxes and Valuation Allowances – At March 30, 2012, the Company had a total of $8.5 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At March 30, 2012, the Company had deferred tax assets recorded resulting from net operating losses totaling approximately $1.1 million. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether some of these deferred tax assets will be realized at any point in the future. At March 30, 2012, the Company has offset substantially all of these deferred tax assets with a valuation allowance totaling $1.0 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.1 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s effective tax rate (“ETR”). A 1% change in the ETR in the 2012 first quarter would have increased or decreased net income in the quarter by approximately $55,000.

Goodwill Valuation – The Company has a goodwill balance of $35.7 million recorded as of March 30, 2012. As of the fiscal month-end October 2011, with the assistance of an independent appraisal company, the Company completed its annual valuation of the business to which the Company’s goodwill relates. The valuation indicated that the estimated fair value of the business was substantially in excess of its carrying value by approximately 116%. Additionally, no facts or circumstances have arisen since October 2011 which have led management to believe the goodwill may be impaired.

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

Financial Condition and Liquidity

Operating activities used cash of $2.4 million in the first quarter of 2012 (“2012 period”), and $7.2 million of cash in the first quarter of 2011 (“2011 period”). In the 2012 period, net income totaled $3.4 million, while other non-cash adjustments, primarily consisting of depreciation and amortization expense, equity-based compensation expense, deferred income taxes, and deferred compensation totaled a net of $0.9 million. In the 2011 period, net income was $2.8 million, while the corresponding non-cash adjustments netted to $0.6 million. Accounts receivable balances decreased $0.4 million in the 2012 period, and increased $6.8 million in the 2011 period. The decrease in the accounts receivable balance in the 2012 period primarily resulted from days sales outstanding (“DSO”) decreasing three days, to 59 days, at March 30, 2012 as compared with both December 31, 2011 and April 1, 2011, offset by an increase in revenue of 7.8% in the 2012 period. The increase in accounts receivable in the 2011 period primarily resulted from a 22% increase in revenue year-over-year and an increase in DSO to 62 days at April 1, 2011, as compared with 61 days at April 2, 2010.

Other current assets increased $0.6 million in the 2012 period in part due to the timing of payment of insurance premiums prior to quarter-end, and increased $0.2 million due to payments made subsequent to quarter-end in the 2011 period. Accrued compensation decreased $6.3 million in the 2012 period and $5.1 million in the 2011 period primarily due to one less week of accrued wages at March 30, 2012 and April 1, 2011 as compared with the previous respective year-ends. Income taxes payable increased $1.3 million and $0.9 million in the 2012 and 2011 periods, respectively, due to higher levels of pre-tax income in both periods. Advance billings decreased $0.8 million and $0.4 million in the 2012 and 2011 periods due to the timing of invoices sent to customers in each period near quarter-end.

Investing activities used $0.7 million in the 2012 period as compared with $0.8 million in the 2011 period. The cash used in the 2012 period represented additions to property and equipment of $0.3 million and net contributions to the Company’s deferred compensation plans totaling $0.4 million. Additions to property, equipment and capitalized software in the 2011 period totaled approximately $0.6 million, while contributions to deferred compensation plans totaled approximately $0.2 million. The Company has no significant commitments for the purchase of property or equipment at March 30, 2012.

Financing activities used $0.3 million of cash in the 2012 period as compared with providing $1.4 million in the 2011 period. The cash used in the 2012 period primarily related to $0.4 million received from the exercise of stock options under the Company’s equity-based compensation plans and the excess tax benefits received from the exercise of those stock options of $0.4 million, offset by $0.9 million used for the purchase of stock for treasury. In the 2011 period, the Company received $1.2 million from the exercise of stock options and $0.6 million from excess tax benefits received for the exercise of those options, and used $0.6 million for the purchase of stock for treasury.

The Company’s credit agreement expires in April 2014 and allows the Company to borrow up to $35.0 million. At both March 30, 2012 and April 1, 2011, there were no amounts outstanding under the credit agreement. Although there were no borrowings outstanding, at both March 30, 2012 and April 1, 2011, there were $0.4 million of letters of credit issued under the credit agreement. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. During the 2012 period, the Company did not borrow any funds under its revolving credit agreement, while the average outstanding balance under this line of credit was $0.3 million in the 2011 period.

The Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at March 30, 2012 include a leverage ratio which must be no more than 2.75 to 1, a calculation of minimum tangible net worth which must be no less than $44.7 million, and total expenditures for property, equipment and capitalized software can not exceed $5.0 million annually. The Company was in compliance with these covenants at March 30, 2012 as its leverage ratio was 0.0, tangible net worth was $56.6 million, and 2012 first quarter expenditures for property, equipment and capitalized software were $0.3 million. The Company was also in compliance with its required covenants at April 1, 2011. When considering current market conditions and operating results, and the Company’s current estimate of future operating results, the Company believes it will be able to meet its covenants, as applicable, for the remainder of 2012 and in future years.

During the 2012 period, the Company used approximately $0.9 million to purchase 59,000 shares of its stock for treasury. At March 30, 2012, a total of approximately 0.8 million shares are authorized for future purchases. During the 2011 period, the Company used approximately $0.6 million to purchase 51,000 shares of its stock for treasury.

Of the total cash and cash equivalents reported on the consolidated balance sheet at March 30, 2012 of $19.3 million, approximately $13.7 million was held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and has no intention of doing so in the foreseeable future as the funds are required to meet the working capital needs of our foreign operations.

The Company believes existing internally available funds, cash potentially generated from future operations, and borrowings available under the Company’s revolving line of credit totaling $34.6 million at March 30, 2012 are sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the first quarter of 2012 or 2011 other than the guarantees in our European operations that support office leases and performance under government contracts.

Contractual Obligations

The Company did not enter into any significant contractual obligations during the quarter ended March 30, 2012.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations.

The Company’s credit agreement currently expires in April 2014 and allows the Company to borrow up to $35.0 million. At both March 30, 2012 and April 1, 2011, there were no amounts outstanding under the credit agreement. At both March 30, 2012 and April 1, 2011, there were $0.4 million of letters of credit issued under the credit agreement.

There was no amount outstanding at any point under the Company’s credit agreement during the quarter ended March 30, 2012, and the largest amount outstanding during the quarter ended April 1, 2011 was $4.0 million. Average bank borrowings outstanding for the quarter ended April 1, 2011 were $0.3 million.

During the 2012 first quarter, revenue was affected by the weakness relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2012 first quarter as compared with the 2011 first quarter, the average value of the Euro decreased 4.2% while the average value of the British Pound decreased 1.9%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2011 first quarter to the 2012 first quarter, total European revenue would have been approximately $0.7 million higher or $17.9 million as compared with the $17.2 million reported. Operating income in Europe was not significantly affected in the 2012 first quarter due to the change in exchange rates year-over-year.

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

Changes in Internal Control over Financial Reporting

The Company reviews its internal controls on a continuous basis. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report, and concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on March 30, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.   Risk Factors

There were no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended December 31, 2011.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs*
Jan. 1 – Jan. 31	2,500	$13.49	2,500	858,494
Feb. 1 – Feb. 29	18,822	$14.66	18,822	839,672
Mar. 1 – Mar. 30	38,067	$14.44	38,067	801,605

Total	59,389	$14.47	59,389

*	The Company’s share repurchase program (originally announced on May 12, 2005) does not have an expiration date, nor was it terminated during the 2012 first quarter. The information in this table does not include shares tendered to the Company either to satisfy the exercise cost for the cashless exercise of employee stock options, or tax withholding obligations associated with employee equity awards.
**	Excludes broker commissions

Item 3.   Default Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit	Description	Page

31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	27

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	28

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	29

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: the Condensed Consolidated Statements of Income for the three-month periods Ending March 30, 2012 and April 1, 2011, the Condensed Consolidated Statements of Comprehensive Income for the three-month periods Ending March 30, 2012 and April 1, 2011, the Condensed Consolidated Balance Sheets as of March 30, 2012 and December 31, 2011, the Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 30, 2012 and April 1, 2011, and the Notes to the Condensed Consolidated Financial Statements

* * * * * * *

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By:	/s/ Brendan M. Harrington
Brendan M. Harrington
Title:	Chief Financial Officer

Date: April 26, 2012