Form 10-Q
period 2012-06-29
COMPUTER TASK GROUP INC
filed 2012-08-02
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 29, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Title of each class	Shares outstanding at July 19, 2012
Common stock, par value $.01 per share	18,454,819

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Revenue	$106,705	$98,327	$210,072	$194,236
Direct costs	83,810	77,594	165,325	153,706
Selling, general and administrative expenses	16,752	16,056	33,005	31,254

Operating income	6,143	4,677	11,742	9,276
Interest and other income	476	32	520	63
Interest and other expense	92	80	186	148

Income before income taxes	6,527	4,629	12,076	9,191
Provision for income taxes	2,404	1,799	4,593	3,533

Net income	$4,123	$2,830	$7,483	$5,658

Net income per share:
Basic	$0.27	$0.19	$0.49	$0.38

Diluted	$0.25	$0.17	$0.45	$0.34

Weighted average shares outstanding:
Basic	15,123	15,050	15,147	14,909
Diluted	16,747	16,864	16,810	16,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net income	$4,123	$2,830	$7,483	$5,658
Change in foreign currency	(989)	255	(578)	1,163
Change in pension loss, net of tax of $28 and $23 in the 2012 and 2011 second quarter, respectively, and $58 and $46 in the first two quarters of 2012 and 2011, respectively	130	38	144	78

Comprehensive income	$3,264	$3,123	$7,049	$6,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	June 29, 2012	Dec. 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$23,624	$22,414
Accounts receivable, net of allowances of $871 and $965 in 2012 and 2011, respectively	71,928	67,801
Prepaid and other current assets	2,206	1,876
Deferred income taxes	1,130	1,221

Total current assets	98,888	93,312
Property, equipment and capitalized software net of accumulated depreciation and amortization of $18,469 and $17,532 in 2012 and 2011, respectively	7,249	7,969
Goodwill	35,678	35,678
Deferred income taxes	7,439	7,062
Other assets	3,918	2,921
Investments	683	550

Total assets	$153,855	$147,492

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$11,768	$9,532
Accrued compensation	30,950	30,971
Advance billings on contracts	1,752	1,756
Other current liabilities	3,979	3,972
Income taxes payable	697	1,695

Total current liabilities	49,146	47,926
Deferred compensation benefits	9,938	10,231
Other long-term liabilities	532	530

Total liabilities	59,616	58,687
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	117,004	115,895
Retained earnings	90,962	83,479
Less: Treasury stock of 8,558,442 and 8,540,864 shares at cost in 2012 and 2011, respectively	(49,989)	(47,320)
Stock Trusts of 3,363,351 shares at cost in both periods	(55,083)	(55,083)
Other	(260)	(206)
Accumulated other comprehensive loss	(8,665)	(8,230)

Total shareholders’ equity	94,239	88,805

Total liabilities and shareholders’ equity	$153,855	$147,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Two Quarters Ended
	June 29, 2012	July 1, 2011
Cash flow from operating activities:
Net income	$7,483	$5,658
Adjustments:
Depreciation and amortization expense	1,304	978
Equity-based compensation expense	985	696
Deferred income taxes	(376)	(222)
Deferred compensation	188	(20)
(Gain) loss on sales of property and equipment	5	(2)
Changes in assets and liabilities:
Increase in accounts receivable	(4,651)	(7,922)
Increase in prepaid and other current assets	(365)	(170)
Increase in other assets	(997)	(1,428)
Increase (decrease) in accounts payable	674	(284)
Increase in accrued compensation	195	619
Decrease in income taxes payable	(962)	(1,492)
Increase (decrease) in advance billings on contracts	10	(837)
Increase in other current liabilities	94	70
Increase in other long-term liabilities	8	18

Net cash provided by (used in) operating activities	3,595	(4,338)
Cash flow from investing activities:
Additions to property and equipment	(623)	(846)
Additions to capitalized software	—	(351)
Deferred compensation plan investments, net	(112)	(109)
Proceeds from sales of property and equipment	2	22

Net cash used in investing activities	(733)	(1,284)
Cash flow from financing activities:
Proceeds from stock option plan exercises	434	1,778
Excess tax benefits from equity-based compensation	640	1,714
Proceeds from Employee Stock Purchase Plan	145	138
Change in cash overdraft, net	1,221	609
Purchase of stock for treasury	(3,608)	(1,177)

Net cash provided by (used in) financing activities	(1,168)	3,062

Effect of exchange rates on cash and cash equivalents	(484)	725

Net increase (decrease) in cash and cash equivalents	1,210	(1,835)

Cash and cash equivalents at beginning of year	22,414	14,837

Cash and cash equivalents at end of quarter	$23,624	$13,002

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

The Company’s fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal quarter where the last day of each of the first three quarters is a Friday. The 2012 second quarter began on March 31, 2012 and ended on June 29, 2012. The 2011 second quarter began on April 2, 2011 and ended July 1, 2011. There were 64 billable days in both the second quarters of 2012 and 2011, and 128 and 129 billable days in the first two quarters of 2012 and 2011, respectively.

2.	Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, the valuation of goodwill, valuation allowances for deferred tax assets, actuarial assumptions including discount rates and expected rates of return on assets, as applicable, for the Company’s defined benefit and postretirement benefit plans, the allowance for doubtful accounts receivable, assumptions underlying stock option valuation, investment valuation, legal matters, other contingencies, and progress toward completion and direct profit or loss on contracts. Management believes that the information and disclosures provided herein are adequate to present fairly the condensed consolidated financial position, results of operations and comprehensive income, and cash flows of the Company. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC.

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

IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and two quarters ended June 29, 2012 and July 1, 2011 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
IT solutions	42%	37%	41%	36%
IT staffing	58%	63%	59%	64%

Total	100%	100%	100%	100%

The Company promotes a significant portion of its services through four vertical market focus areas: Technology Service Providers, Healthcare (which includes services provided to healthcare providers, health insurers, and life sciences companies), Energy and Financial Services. The Company focuses on these four vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and two quarters ended June 29, 2012 and July 1, 2011 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Healthcare	33%	29%	32%	28%
Technology service providers	31%	35%	32%	35%
Financial services	6%	6%	6%	7%
Energy	6%	6%	6%	6%
General markets	24%	24%	24%	24%

Total	100%	100%	100%	100%

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

Level 1 – quoted prices in active markets for identical assets or liabilities (observable)

Level 2 – inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3 – unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At June 29, 2012 and December 31, 2011, the reported balances of the Company’s cash and cash equivalents of $23.6 million and $22.4 million, respectively, approximated fair value.

The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to measure on a fair value basis any of its individual contracts during the quarters or year-to-date periods ended June 29, 2012 or July 1, 2011.

Life Insurance Policies

The Company has purchased life insurance on the lives of certain plan participants in the non-qualified defined-benefit Executive Supplemental Benefit Plan. Those policies have generated cash surrender value, and the Company has taken loans against the policies. At June 29, 2012 and December 31, 2011, these insurance policies have a gross cash surrender value of $26.9 million and $27.4 million, loans have been taken totaling $24.1 million and $25.6 million, respectively, and the net cash surrender value balance of $2.8 million and $1.8 million, respectively, is included on the condensed consolidated balance sheet in “Other Assets” under non-current assets.

During the 2012 second quarter, one of the plan participants passed away. The company received non-taxable net proceeds and recorded a gain, included in interest and other income, from the participant’s life insurance in the 2012 second quarter totaling approximately $0.4 million.

Taxes Collected from Customers

In instances where the Company collects taxes from its customers for remittance to governmental authorities, primarily in its European operations, revenue and expenses are not recorded at gross amounts as such taxes are presented on a net basis.

Cash and Cash Equivalents, and Cash Overdrafts

For the purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. The Company had no cash equivalents at June 29, 2012 or December 31, 2011. Additionally, as the Company does not fund its bank accounts for checks it has written until the checks are presented to the bank for payment, the balance representing “change in cash overdraft, net” on the condensed consolidated statements of cash flows represents the increase or decrease in outstanding checks for the periods presented.

Capitalized Software Costs - Projects Developed for Internal Use

The Company did not record any capitalized software costs during the quarter or two quarters ended June 29, 2012, and as of that date had capitalized a total of $5.1 million. Accumulated amortization for these projects, with amortization periods ranging from three to five years, totaled $2.2 million as of June 29, 2012.

During the quarter and two quarters ended July 1, 2011, the Company recorded capitalized software costs of $0.1 million and $0.4 million, respectively, and as of that date had capitalized a total of $5.1 million. Accumulated amortization for these projects totaled $0.8 million as of July 1, 2011.

Guarantees

The Company has several guarantees in place in our European operations which support office leases and performance under government projects. These guarantees totaled approximately $2.1 million at June 29, 2012.

3. Net Income Per Share

Basic and diluted earnings per share for the quarter and two quarters ended June 29, 2012 and July 1, 2011 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(amounts in thousands, except share data)
Weighted-average number of shares outstanding during period	15,123	15,050	15,147	14,909
Common stock equivalents - incremental shares, primarily stock options	1,624	1,814	1,663	1,850

Number of shares on which earnings per share is based	16,747	16,864	16,810	16,759

Net income	$4,123	$2,830	$7,483	$5,658

Net income per share:
Basic	$0.27	$0.19	$0.49	$0.38

Diluted	$0.25	$0.17	$0.45	$0.34

Certain options representing 0.5 million and 0.2 million shares of common stock were outstanding at June 29, 2012 and July 1, 2011, respectively, but were not included in the computation of diluted earnings per share as they were anti-dilutive.

4.	Investments

The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan and the Non-employee Director Deferred Compensation Plan. At June 29, 2012 and December 31, 2011, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.7 million and $0.6 million, respectively, and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see “Fair Value” in Note 2). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2012 and 2011 second quarters and year-to-date periods.

5.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at June 29, 2012 and December 31, 2011 are as follows:

	June 29, 2012	Dec. 31, 2011
	(amounts in thousands)
Foreign currency adjustment	$(5,202)	$(4,624)
Pension loss adjustment, net of tax of $1,377 in 2012, and $1,436 in 2011	(3,463)	(3,606)

Accumulated other comprehensive loss	$(8,665)	$(8,230)

6.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 42% of pre-tax income. The 2012 second quarter ETR was 36.8% and the 2012 year-to-date ETR was 38.0%. The Company received $0.4 million of non-taxable life insurance proceeds for one of its previous chief executive officers that passed away in the 2012 second quarter. The 2011 second quarter ETR was 38.9% and the 2011 year-to-date ETR was 38.4%, both of which were within the Company’s expected normal annual ETR.

7.	Deferred Compensation and Other Benefits

The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (“ESBP”) that provides certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The ESBP was amended as of November 1994 to freeze benefits for participants at that time.

Net periodic pension cost for the quarter and two quarters ended June 29, 2012 and July 1, 2011 for the ESBP are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(amounts in thousands)
Interest cost	$85	$102	$170	$204
Amortization of unrecognized net loss	70	52	140	104

Net periodic pension cost	$155	$154	$310	$308

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

The Company also retained a contributory defined-benefit plan for its previous employees located in The Netherlands (“NDBP”) when the Company disposed of its subsidiary CTG Nederland B.V. Benefits paid are a function of a percentage of career average pay. The plan was curtailed for additional contributions in January 2003. Net periodic pension cost was approximately $16,000 and $1,000 in the 2012 and 2011 second quarters, respectively, and $32,000 and $2,000 in the year-to-date periods ended June 29, 2012 and July 1, 2011, respectively.

The Company does not anticipate making significant contributions to the NDBP in 2012 or future years as the NDBP is nearly fully funded. The assets for the NDBP are held by Aegon, a financial services firm located in The Netherlands. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the amount allocated to the NDBP at any point in time. The fair value of the assets is determined using a Level 3 methodology (see note 2 – Fair Value), including using assumptions such as expected market rates of return, equity and interest rate volatility, credit risk, correlations of market returns, and discount rates. The plan investments have a targeted minimum return to the Company of 4%, which is consistent with historical returns and the 4% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, continues to maintain the current investment strategy of investing plan assets solely in government bonds throughout 2012.

The change in the fair value of the plan assets for the NDBP for the two quarters ended June 29, 2012 and July 1, 2011 are as follows:

	For the Two Quarters Ended
	June 29, 2012	July 1, 2011
	(amounts in thousands)
Fair value of plan assets at beginning of year	$7,811	$7,831
Return on plan assets	156	166
Contributions	—	42
Benefits paid	(55)	(53)
Effect of exchange rate changes	(300)	692

Fair value of plan assets at end of quarter	$7,612	$8,678

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

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Cash contributions to the plan for one of these directors during the 2012 second quarter and year-to-date period were $0.1 million. At the time the contributions were made, the non-employee director elected to exchange his cash contributions to the plan for stock units which represent shares of the Company’s common stock. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in exchange for funds received, the Company issued stock out of treasury stock equivalent to the number of share units received by the participant. These shares of common stock are not entitled to any voting rights and the holder will not receive dividends if any are paid. The shares are being held by the Company, and will be released to the non-employee director as prescribed by their respective payment election under the plan.

8.	Equity-based Compensation

During both the second quarters of 2012 and 2011, the Company granted stock options to certain of its independent directors, and in 2012, to one of its employees. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. The stock options granted, the weighted-average fair value of an option, and the weighted-average assumptions used to calculate the fair value of a stock option for the respective quarters are as follows:

	For the Quarter ended
	June 29, 2012	July 1, 2011
Stock options granted	106,500	120,000
Weighted-average fair value	$3.75	$2.83
Expected volatility	58.4%	47.9%
Risk-free interest rate	0.17%	0.20%
Expected term (years)	1.5	1.2
Expected dividend yield	0.0%	0.0%

The exercise price of stock options granted by the Company is equal to the closing market price on the date of grant. The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the granted option to estimate the expected volatility for its stock option grants. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options’ expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of not paying dividends, and the expectation of not paying dividends in the foreseeable future.

9.	Treasury Stock

During the 2012 second quarter, the Company used approximately $2.7 million to purchase 204,000 shares of its stock for treasury pursuant to the Company’s share repurchase program. For the year-to-date period ended June 29, 2012, the Company used approximately $3.6 million to purchase 263,000 shares pursuant to the repurchase program. At June 29, 2012, approximately 0.6 million shares remained authorized for future purchases. The Company issued approximately 45,000 shares and 297,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2012 second quarter and year-to-date period, respectively.

During the 2011 second quarter, the Company used approximately $0.6 million to purchase 44,000 shares of its stock for treasury pursuant to the Company’s share repurchase program. For the year-to-date period ended July 1, 2011, the Company used approximately $1.2 million to purchase 94,000 shares pursuant to the repurchase program. At July 1, 2011, approximately 1.1 million shares remained authorized for future purchases. The Company issued approximately 320,000 shares and 791,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2011 second quarter and year-to-date period, respectively.

10.	Significant Customer

In the 2012 second quarter, International Business Machines Corporation (“IBM”) was the Company’s largest customer, and accounted for $29.0 million or 27.2% of consolidated revenue as compared with $29.6 million or 30.0% of revenue in the comparable 2011 period. In the first two quarters of 2012, IBM accounted for $57.4 million or 27.3% of consolidated revenue, compared with $58.1 million or 29.9% of consolidated revenue in the comparable 2011 period.

During the 2011 fourth quarter, the National Technical Services Agreement (“NTS Agreement”) with IBM was renewed for three years to December 31, 2014. As part of the NTS Agreement, the Company provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as sole provider to the Systems and Technology Group business unit. The Company’s accounts receivable from IBM at June 29, 2012 and July 1, 2011 totaled $13.7 million and $15.0 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in the second quarter or year-to-date periods of 2012 or 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Two Quarters Ended June 29, 2012

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

IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and two quarters ended June 29, 2012 and July 1, 2011 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
IT solutions	42%	37%	41%	36%
IT staffing	58%	63%	59%	64%

Total	100%	100%	100%	100%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and two quarters ended June 29, 2012 and July 1, 2011 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Healthcare	33%	29%	32%	28%
Technology service providers	31%	35%	32%	35%
Financial services	6%	6%	6%	7%
Energy	6%	6%	6%	6%
General markets	24%	24%	24%	24%

Total	100%	100%	100%	100%

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

The Company entered into a series of contracts with a customer that provide for application customization and integration services, specifically utilizing one of the software tools the Company has internally developed. As the contracts are closely interrelated and dependent on each other, for accounting purposes the contracts are considered to be one arrangement. Additionally, as the project includes significant modification and customization services to transform the previously developed software tool into an expanded tool that meets the customer’s requirements, the percentage-of-completion method of contract accounting is being utilized for the project.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods for the quarter and two quarters ended June 29, 2012 and July 1, 2011 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Time-and-material	90%	90%	91%	91%
Progress payment	8%	8%	8%	7%
Percentage-of-completion	2%	2%	1%	2%

Total	100%	100%	100%	100%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

	June 29, 2012		July 1, 2011
	(amounts in thousands)
For the Quarter Ended:
Revenue	100.0%	$106,705	100.0%	$98,327
Direct costs	78.5%	83,810	78.9%	77,594
Selling, general, and administrative expenses	15.7%	16,752	16.3%	16,056

Operating income	5.8%	6,143	4.8%	4,677
Interest and other income (expense), net	0.4%	384	(0.1)%	(48)

Income before income taxes	6.2%	6,527	4.7%	4,629
Provision for income taxes	2.3%	2,404	1.8%	1,799

Net income	3.9%	$4,123	2.9%	$2,830

	June 29, 2012		July 1, 2011
	(amounts in thousands)
For the Two Quarters Ended:
Revenue	100.0%	$210,072	100.0%	$194,236
Direct costs	78.7%	165,325	79.1%	153,706
Selling, general, and administrative expenses	15.7%	33,005	16.1%	31,254

Operating income	5.6%	11,742	4.8%	9,276
Interest and other income (expense), net	0.2%	334	(0.1)%	(85)

Income before income taxes	5.8%	12,076	4.7%	9,191
Provision for income taxes	2.2%	4,593	1.8%	3,533

Net income	3.6%	$7,483	2.9%	$5,658

The Company recorded revenue in the 2011 and 2012 periods as follows:

	June 29, 2012		July 1, 2011		Year-over -Year Change
	(amounts in thousands)
For the Quarter Ended:
North America	84.3%	$89,938	82.4%	$80,990	11.0%
Europe	15.7%	16,767	17.6%	17,337	(3.3%)

Total	100.0%	$106,705	100.0%	$98,327	8.5%

There were 64 billable days in both the 2012 and 2011 second quarters. The Company’s revenue included reimbursable expenses billed to customers which totaled $3.7 million in the second quarter of 2012 and $3.1 million in the second quarter of 2011.

	June 29, 2012		July 1, 2011		Year-over -Year Change
	(amounts in thousands)
For the Two Quarters Ended:
North America	83.8%	$176,130	82.3%	$159,820	10.2%
Europe	16.2%	33,942	17.7%	34,416	(1.4%)

Total	100.0%	$210,072	100.0%	$194,236	8.2%

There were 128 billable days and 129 billable days in the 2012 and 2011 year-to-date periods, respectively. Reimbursable expenses billed to customers and included in revenue totaled $6.9 million and $6.3 million in the 2012 and 2011 year-to-date periods, respectively.

The revenue increase in North America in the 2012 second quarter and first two quarters as compared with the corresponding 2011 period was due to significant demand for the Company’s IT solutions services. IT solutions revenue increased 23.3% and 22.7% in the 2012 second quarter and year-to-date period, respectively, as compared with the corresponding 2011 periods. The IT solutions revenue increase was primarily driven by an increase in electronic medical records work for providers in the Company’s healthcare vertical market. IT staffing revenue in the 2012 second quarter and year-to-date period was consistent with the revenue recorded in the corresponding 2011 period. The Company’s headcount was approximately 3,800 employees at June 29, 2012, which was a 3% increase from approximately 3,700 employees at both December 31, 2011 and July 1, 2011.

The decrease in revenue in the Company’s European operations in both the 2012 second quarter and first two quarters as compared with the corresponding 2011 periods was primarily due the weakness relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate, offset by modest strength in the Company’s staffing business. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2012 second quarter as compared with the 2011 second quarter, the average value of the Euro decreased 10.7% while the average value of the British Pound decreased 2.9%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2011 second quarter to the 2012 second quarter, total European revenue would have been approximately $1.9 million higher, or $18.7 million as compared with the $16.8 million reported. In the first two quarters of 2012 as compared with the first two quarters of 2011, the average value of the Euro decreased 7.5% while the average value of the British Pound decreased 2.4%. If there had been no change in the exchange rates from the first two quarters of 2011 to the corresponding 2012 period, total European revenue would have been approximately $2.7 million higher, or $36.6 million as compared with the $33.9 million reported. Additionally, operating income in both the 2012 second quarter and year-to-date period would have been approximately $0.1 million higher if there had been no change in the exchange rates year-over-year.

In the 2012 second quarter, IBM was the Company’s largest customer, accounting for $29.0 million or 27.2% of consolidated revenue as compared with $29.5 million or 30.0% of revenue in the comparable 2011 period. In the first two quarters of 2012, IBM accounted for $57.4 million or 27.3% of consolidated revenue, compared with $58.1 million or 29.9% in the comparable 2011 period. During the 2011 fourth quarter, the National Technical Services Agreement (“NTS Agreement”) with IBM was renewed for three years to December 31, 2014. As part of the NTS Agreement, the Company provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as sole provider to the Systems and Technology Group business unit. The Company’s accounts receivable from IBM at June 29, 2012 and July 1, 2011 totaled $13.7 million and $15.0 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in the second quarter or first two quarters of 2012 or 2011.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 78.5% of revenue in the 2012 second quarter as compared with 78.9% of revenue in the 2011 second quarter, and 78.7% of revenue in the first two quarters of 2012 as compared with 79.1% in the corresponding 2011 period. The Company’s direct costs as a percentage of revenue fell in the 2012 second quarter and year-to-date period as compared with the corresponding 2011 periods due to a shift in the Company’s business mix to a higher level of solutions business, which incurs lower direct costs as a percentage of revenue than the Company’s staffing business.

Selling, general and administrative (“SG&A”) expenses were 15.7% of revenue in the 2012 second quarter and 16.3% in the corresponding 2011 period, and 15.7% in the first two quarters of 2012 as compared with 16.1% in the corresponding 2011 period. The decrease in SG&A expenses as a percentage of revenue in the 2012 second quarter and first two quarters as compared with the corresponding 2011 periods is primarily due to continued disciplined cost management.

Operating income was 5.8% of revenue in the 2012 second quarter as compared with 4.8% in the 2011 second quarter, and 5.6% of revenue in the first two quarters of 2012 as compared with 4.8% in the corresponding 2011 period. The increase in operating income as a percentage of revenue in the 2012 second quarter and year-to-date period as compared with the second quarter and year-to-date period of 2011 is primarily due the favorable change in business mix from the prior periods. Operating income from North American operations was $10.3 million and $7.7 million in the first two quarters of 2012 and 2011, respectively. European operations recorded operating income of $1.4 million and $1.6 million, respectively, in the corresponding 2012 and 2011 periods.

Interest and other income (expense) was 0.4% of revenue in the 2012 second quarter as compared with (0.1)% in the 2011 second quarter, and 0.2% of revenue in the first two quarters of 2012 as compared with (0.1)% in the corresponding 2011 period. The increase in net interest and other income in both the 2012 second quarter and year-to-date period resulted from receipt of life insurance proceeds of approximately $0.4 million for one of the Company’s previous chief executive officers who passed away in the 2012 second quarter.

The Company’s normal annual effective tax rate (ETR) typically ranges from 38% to 42% of pre-tax income. The 2012 second quarter ETR was 36.8% and the 2012 year-to-date ETR was 38.0%. The Company received $0.4 million of non-taxable life insurance proceeds for one of its previous chief executive officers that passed away in the 2012 second quarter. The 2011 second quarter ETR was 38.9% and the 2011 year-to-date ETR was 38.4%, both of which were within the Company’s expected normal annual ETR.

Net income for the 2012 second quarter was 3.9% of revenue or $0.25 per diluted share, compared with net income of 2.9% of revenue or $0.17 per diluted share in the 2011 second quarter. Net income for the first two quarters of 2012 was 3.6% of revenue or $0.45 per diluted share, compared with net income of 2.9% of revenue or $0.34 per diluted share in the corresponding 2011 period. Net income in the 2012 second quarter and year-to-date period included approximately $0.03 per share from the life insurance proceeds mentioned above. Diluted earnings per share was calculated using 16.7 million and 16.9 million weighted-average equivalent shares outstanding for the quarters ended June 29, 2012 and July 1, 2011, respectively. Diluted earnings per share was calculated using 16.8 million weighted-average equivalent shares outstanding for both of the year-to-date periods ended June 29, 2012 and July 1, 2011.

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

Income Taxes – Deferred Taxes and Valuation Allowances – At June 29, 2012, the Company had a total of $8.6 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At June 29, 2012, the Company had deferred tax assets recorded resulting from net operating losses totaling approximately $1.1 million. Management of the Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether some of these deferred tax assets will be realized at any point in the future. At June 29, 2012, the Company has offset substantially all of these deferred tax assets with a valuation allowance totaling $1.0 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.1 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s effective tax rate (“ETR”). A 1% change in the ETR in the 2012 second quarter would have increased or decreased net income in the quarter by approximately $65,000.

Goodwill Valuation – The Company has a goodwill balance of $35.7 million related to its healthcare vertical market recorded as of June 29, 2012. As of the fiscal month-end October 2011, with the assistance of an independent appraisal company, the Company completed its annual valuation of the business to which the Company’s goodwill relates. The valuation indicated that the estimated fair value of the business was substantially in excess of its carrying value by approximately 116%. Additionally, no facts or circumstances have arisen since October 2011 which have led management to believe the goodwill may be impaired.

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

Financial Condition and Liquidity

Operating activities provided cash of $3.6 million in the first two quarters of 2012 (“2012 period”), and used $4.3 million of cash in the first two quarters of 2011 (“2011 period”). In the 2012 period, net income totaled $7.5 million, while other non-cash adjustments, primarily consisting of depreciation and amortization expense, equity-based compensation expense, deferred income taxes, and deferred compensation totaled a net of $2.1 million. In the 2011 period, net income was $5.7 million, while the corresponding non-cash adjustments netted to $1.4 million. Accounts receivable balances increased $4.7 million in the 2012 period, and increased $7.9 million in the 2011 period. The increase in the accounts receivable balance in the 2012 period primarily resulted from a 9% increase in revenue year-over-year, offset by a one day decrease in days sales outstanding (“DSO”). DSO decreased one day to 61 days at June 29, 2012, from 62 days at December 31, 2011. The increase in accounts receivable in the 2011 period primarily resulted from a 22% increase in revenue year-over-year and an increase in DSO to 62 days at July 1, 2011, as compared with 57 days at July 2, 2010.

Other assets increased $1.0 million in the 2012 period and $1.4 million in the 2011 period primarily due to the timing of payment of insurance premiums prior to quarter-end. Accrued compensation increased $0.2 million in the 2012 period primarily due to an increase in headcount of 100 people, or 3%, in the 2012 period, and increased $0.6 million in the 2011 period due to an increase in employee headcount of approximately 300, or 9% in the 2011 period. Income taxes payable decreased $1.0 million in the 2012 period and $1.5 million in the 2011 period due to the timing of payments and the excess tax benefit received from equity-based compensation transactions. Advance billings decreased $0.8 million in the 2011 period due to the timing of invoices sent to customers near quarter-end.

Investing activities used $0.7 million in the 2012 period as compared with $1.3 million in the 2011 period. The cash used in the 2012 period represented additions to property and equipment of $0.6 million and net contributions to the Company’s deferred compensation plans totaling $0.1 million. Additions to property, equipment and capitalized software in the 2011 period totaled approximately $1.2 million, while contributions to deferred compensation plans totaled approximately $0.1 million. The Company has no significant commitments for the purchase of property or equipment at June 29, 2012.

Financing activities used $1.2 million of cash in the 2012 period as compared with providing $3.1 million in the 2011 period. The cash used in the 2012 period primarily resulting from $3.6 million used for the purchase of stock for treasury, offset by $0.4 million received from the exercise of stock options under the Company’s equity-based compensation plans, excess tax benefits from the company’s equity-based compensation transactions of $0.6 million, and a $1.2 million net change in cash overdrafts. In the 2011 period, the Company received $1.8 million from the exercise of stock options, $1.7 million from excess tax benefits for equity-based compensation transactions, $0.6 million for the net change in cash overdrafts, offset by $1.2 million used for the purchase of stock for treasury.

The Company’s credit agreement expires in April 2014 and allows the Company to borrow up to $35.0 million. At both June 29, 2012 and July 1, 2011, there were no amounts outstanding under the credit agreement. Although there were no borrowings outstanding, at both June 29, 2012 and July 1, 2011, there were $0.4 million of letters of credit issued under the credit agreement. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. During the 2012 period, the Company did not borrow any funds under its revolving credit agreement, while the average outstanding balance under this line of credit was $0.5 million in the 2011 period.

The Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at June 29, 2012 include a leverage ratio which must be no more than 2.75 to 1, a calculation of minimum tangible net worth which must be no less than $47.8 million, and total expenditures for property, equipment and capitalized software can not exceed $5.0 million annually. The Company was in compliance with these covenants at June 29, 2012 as its leverage ratio was 0.0, tangible net worth was $59.1 million, and expenditures for property and equipment in the 2012 period were $0.6 million. The Company was also in compliance with its required covenants at July 1, 2011. When considering current market conditions and operating results, and the Company’s current estimate of future operating results, the Company believes it will be able to meet its covenants, as applicable, for the remainder of 2012 and in future years.

During the 2012 period, the Company used approximately $3.6 million to purchase 263,000 shares of its stock for treasury. At June 29, 2012, a total of approximately 0.6 million shares are authorized for future purchases. During the 2011 period, the Company used approximately $1.2 million to purchase 94,000 shares of its stock for treasury.

Of the total cash and cash equivalents reported on the consolidated balance sheet at June 29, 2012 of $23.6 million, approximately $11.6 million was held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and has no intention of doing so in the foreseeable future as the funds are required to meet the working capital needs of our foreign operations.

The Company believes existing internally available funds, cash potentially generated from future operations, and borrowings available under the Company’s revolving line of credit totaling $34.6 million at June 29, 2012 are sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the second quarter or year-to-date periods of 2012 or 2011 other than the guarantees in our European operations that support office leases and performance under government contracts.

Contractual Obligations

The Company did not enter into any significant contractual obligations during the quarter or year-to-date period ended June 29, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations.

The decrease in revenue in the Company’s European operations in both the 2012 second quarter and first two quarters as compared with the corresponding 2011 periods was primarily due the weakness relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate, offset by modest strength in the Company’s staffing business. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2012 second quarter as compared with the 2011 second quarter, the average value of the Euro decreased 10.7% while the average value of the British Pound decreased 2.9%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2011 second quarter to the 2012 second quarter, total European revenue would have been approximately $1.9 million higher, or $18.7 million as compared with the $16.8 million reported. In the first two quarters of 2012 as compared with the first two quarters of 2011, the average value of the Euro decreased 7.5% while the average value of the British Pound decreased 2.4%. If there had been no change in the exchange rates from the first two quarters of 2011 to the corresponding 2012 period, total European revenue would have been approximately $2.7 million higher, or $36.6 million as compared with the $33.9 million reported. Additionally, operating income in both the 2012 second quarter and year-to-date period would have been approximately $0.1 million higher if there had been no change in the exchange rates year-over-year.

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

Changes in Internal Control over Financial Reporting

The Company reviews its internal controls on a continuous basis. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report, and concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on June 29, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs*
March 31 - April 30	60,187	$14.55	60,187	741,418
May 1 - May 31	109,095	$13.09	109,095	632,323
June 1 - June 29	34,400	$12.53	34,400	597,923

Total	203,682	$13.43	203,682

*	The Company’s share repurchase program (originally announced on May 12, 2005) does not have an expiration date, nor was it terminated during the 2012 second quarter. The information in this table does not include shares tendered to the Company either to satisfy the exercise cost for the cashless exercise of employee stock options, or tax withholding obligations associated with employee equity awards.
**	Excludes broker commissions

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Page

31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	28

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	29

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	30

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: the Condensed Consolidated Statements of Income for the quarter and six-month periods Ending June 29, 2012 and July 1, 2011, the Condensed Consolidated Statements of Comprehensive Income for the quarter and six-month periods Ending June 29, 2012 and July 1, 2011, the Condensed Consolidated Balance Sheets as of June 29, 2012 and December 31, 2011, the Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 29, 2012 and July 1, 2011, and the Notes to the Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By:	/s/ BRENDAN M. HARRINGTON
Brendan M. Harrington
Title:	Chief Financial Officer

Date: August 2, 2012