Form 10-K
period 2012-12-31
COMPUTER TASK GROUP INC
filed 2013-02-22
CIK 23111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold on the last business day of the registrant’s most recently completed second quarter was $209.1 million. Solely for the purposes of this calculation, all persons who are or may be executive officers or directors of the registrant have been deemed to be affiliates.
The total number of shares of Common Stock of the Registrant outstanding at February 8, 2013 was 18,767,505.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) within 120 days of the end of the Company’s fiscal year ended December 31, 2012, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the SEC as part of this annual report on Form 10-K.

SEC Form 10-K Index

As used in this annual report on Form 10-K, references to “CTG,” “the Company” or “the Registrant” refer to Computer Task Group, Incorporated and its subsidiaries, unless the context suggests otherwise.
PART I
Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements made by the management of Computer Task Group, Incorporated (CTG, the Company or the Registrant) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff, (ii) domestic and foreign industry competition for customers and talent, (iii) the Company's ability to protect confidential client data (iv) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM), (v) risks associated with operating in foreign jurisdictions, (vi) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (vii) the change in valuation of recorded goodwill balances, (viii) the impact of current and future laws and government regulation, as well as repeal or modification of such, affecting the information technology (IT) solutions and staffing industry, taxes and the Company's operations in particular, (ix) industry and economic conditions, including fluctuations in demand for IT services, (x) consolidation among the Company's competitors or customers, (xi) the need to supplement or change our IT services in response to new offerings in the industry, and (xii) the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company's reports filed with the Securities and Exchange Commission (SEC).

Item 1.	Business

Overview
CTG was incorporated in Buffalo, New York on March 11, 1966, and its corporate headquarters are located at 800 Delaware Avenue, Buffalo, New York 14209 (716-882-8000). CTG is an IT solutions and staffing services company with operations in North America and Europe. CTG employs approximately 3,900 people worldwide. During 2012, the Company had six operating subsidiaries: Computer Task Group of Canada, Inc., providing services in Canada; and Computer Task Group Belgium N.V., CTG ITS S.A., Computer Task Group IT Solutions, S.A., Computer Task Group Luxembourg PSF, and Computer Task Group (U.K.) Ltd., each primarily providing services in Europe. Services provided in North America are primarily performed by CTG.
Services
The Company operates in one industry segment, providing IT services to its clients. These services include IT Solutions and IT Staffing. CTG provides these primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. The Company’s IT Solutions and IT Staffing services are further described as follows:

•
IT Solutions: CTG’s services in this area include helping clients assess their business needs and identifying the right IT solutions to meet these needs. The delivery of services includes the selection and implementation of packaged software and the design, development, testing, and integration of new systems, and the development and implementation of customized software and solutions designed to fit the needs of a specific client or vertical market.

Generally, IT Solutions services include taking responsibility for the service related deliverables on a project and may include high-end consulting services. CTG has significant experience in implementing electronic medical records (EMR) systems in integrated delivery networks and other provider organizations. CTG’s experience in supporting EMR systems and the formation of Health Information Exchanges (HIEs) favorably positions the Company as demand for these services is expected to remain strong in future years. Additionally, the Company continues to provide services to assist in the start-up and development of HIEs. HIEs are consortiums of providers, payers, and government agencies at the local level that are charged with implementing secure community-wide electronic medical records.
Also included within IT Solutions is Transitional Application Management (TAM). In 2012, the healthcare market accounted for most of CTG’s TAM business. In a TAM engagement, the client hires CTG to manage an existing application for an extended time period, typically ranging from one to three years, while its internal IT staff focuses on implementation of a new application replacing the application being phased out. Additionally, CTG’s services in this area could include outsourcing support of single or multiple applications and help desk functions. Depending on client needs, these engagements are performed at client or CTG sites.
In 2012, CTG continued to invest in new IT Solutions development, primarily targeted to the healthcare market, which supports cost reductions and productivity improvements. In 2011 and 2012, several healthcare solutions under development moved from the pilot stage of testing using live data into the sales process as completed tools. These solutions include medical fraud, waste, and abuse detection and reduction, medical care and disease management. The Company has developed proprietary software to support these offerings which expands the potential market for sale and support of these solutions. These solutions support both the healthcare provider and payer markets.

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
A trend affecting the staffing industry in recent years is that large users of external technology support are reducing their number of approved suppliers to fewer firms with a preference for those firms able to fulfill high volume requirements at competitive rates and to locate resources with specialized skills on a national level. CTG’s staffing business model fits this profile and it has consistently remained a preferred provider with large technology service providers and users that have reduced their lists of approved IT staffing suppliers.
IT solutions and staffing revenue as a percentage of total revenue for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
IT solutions	41%	37%	34%
IT staffing	59%	63%	66%
Total	100%	100%	100%
In recent years, a major strategic focus of the Company has been to increase the amount of revenue from its IT solutions business, and the percentage of IT solutions revenue to total revenue, as operating margins generated by the IT solutions business are generally significantly higher than those of the IT staffing business. Overall, the Company’s revenue increased $28.1 million or 7.1% from 2011 to 2012 due to the continuing strong demand for the Company’s IT solutions services. The higher margin IT solutions business increased $26.4 million or 17.9% from 2011 to 2012, while IT staffing services increased $1.8 million or 0.7% in the same period. The Company’s operating margin in 2012 was 5.8%, which was the highest level for the Company since 1999. The Company’s operating margin was 4.9% in 2011, and was 4.2% in 2010.
Vertical Markets
The Company promotes a majority of its services through four vertical market focus areas: Healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), Technology Service Providers, Financial Services, and Energy. The remainder of CTG’s revenue is derived from general markets.
CTG’s revenue by vertical market for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Healthcare	33%	30%	27%
Technology service providers	31%	34%	36%
Financial services	6%	7%	6%
Energy	6%	6%	7%
General markets	24%	23%	24%
Total	100%	100%	100%
The Company’s growth efforts are primarily focused in the healthcare market based on its leading position in serving the provider market, its expertise and experience serving all segments of this market (providers, payers and life sciences companies), higher demand for solutions offerings and support from healthcare companies, and the greater relative strength of this sector due to higher demand compared with other sectors of the U.S. economy. The Company’s healthcare revenue increased $21.6 million or 18.4% from 2011 to 2012 primarily due to a significant increase in demand for new healthcare related solutions projects, including those related to EMR projects. Revenue from the provider market was very strong in 2012 due to U.S. Federal government legislation which provides funding for EMRs, and the continued improvement in the U.S. credit markets. Revenue from the payer market was also very strong from 2011 to 2012, while revenue from the life sciences market decreased year-over-year as life sciences companies in the U.S. continue to limit spending on discretionary IT projects due to the challenging overall economic environment. Accordingly, as revenue from the Company’s targeted EMR market was strong in 2012, this caused the percentage of revenue for the healthcare vertical market as compared with consolidated revenue to increase from 27% in 2010, to 30% in 2011, and then to 33% in 2012.
Revenue for the Company's technology service providers vertical market decreased slightly in 2012 as compared with 2011 due to sluggish demand in this vertical market. The percentage of total revenue for this vertical market declined in 2012 as compared with 2011 due to the significant growth in the Company's healthcare vertical market. The Company’s technology service provider customers cut back significantly in 2009 due to the global economic recession, and CTG believes the growth the Company experienced in 2010 and 2011 in this vertical market was much higher than normal due to customers' efforts to backfill for those positions cut in 2009.
During 2012, the percentage of revenue attributable to the financial services market fell slightly from 2011 primarily due to the weakness of the Euro. In recent years, most of CTG’s revenue in the financial services market was generated from its European operations, totaling 96.6% of the Company’s 2012 revenue from the financial services vertical market. Revenue in this vertical market increased in 2011 from 2010 due to growth in IT staffing services in Europe. The 2011 growth was a reverse of a trend from 2010 as the financial services market to CTG’s total revenue declined in that year primarily as of result of greater use of offshore support and lower overall demand in this sector due to the global economic recession.
Revenue for the Company's energy vertical market remained consistent as a percentage of consolidated revenue in 2012 as compared with 2011 as modest demand fueled growth in this vertical market that kept pace with the overall revenue growth of the Company of approximately 7.1%.
At December 31, 2012, CTG provided IT services to approximately 400 clients in North America and Europe. In North America, the Company operates in the United States and Canada, with greater than 99% of 2012 North American revenue generated in the United States. In Europe, the Company operates in Belgium, Luxembourg, and the United Kingdom. Of total 2012 consolidated revenue of $424.4 million, approximately 84% was generated in

North America and 16% in Europe, and only one client, International Business Machines Corporation (IBM), accounted for greater than 10% of CTG’s consolidated revenue in 2012, 2011, and 2010.
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

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Time-and-material	90%	91%	91%
Progress billing	8%	7%	6%
Percentage-of-completion	2%	2%	3%
Total	100%	100%	100%
As of December 31, 2012 and 2011, the backlog for fixed-price and all managed-support contracts was approximately $35.7 million and $34.4 million, respectively. Approximately 77.6% or $27.7 million of the December 31, 2012 backlog is expected to be earned in 2013. Of the $34.4 million of backlog at December 31, 2011, approximately 69.1%, or $23.8 million was earned in 2012. Revenue is subject to slight seasonal variations, with a minor slowdown in months of high vacation and legal holidays (July, August, and December). Backlog does not tend to be seasonal; however, it does fluctuate based upon the timing of entry into long-term contracts.
Competition
The IT services market, for both IT solutions and IT staffing services, is highly competitive. The market is also highly fragmented with many providers and no single competitor maintaining clear market leadership. Competition varies by location, the type of service provided, and the customer to whom services are provided. The Company’s competition comes from four major channels: large national or international vendors, including major accounting and consulting firms; hardware vendors and suppliers of packaged software systems; small local firms or individuals specializing in specific programming services or applications; and from a customer’s internal IT staff. CTG competes against all four of these channels for its share of the market. The Company believes that to compete successfully it is necessary to have a local geographic presence, offer appropriate IT solutions, provide skilled professional resources, and price its services competitively.
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
Intellectual Property
The Company has registered its symbol and logo with the U.S. Patent and Trademark Office and has taken steps to preserve its rights in other countries where it operates. We regard patents, trademarks, copyrights and other intellectual property as important to our success, and we rely on them in the United States and foreign countries to protect our investments in products and technology. Our patents expire at various times, but we believe that the loss or expiration of any individual patent would not materially affect our business. We, like any other company, may be subject to claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties from time to time in the ordinary course of business. CTG has entered into agreements with various software and hardware vendors from time to time in the normal course of business, and has capitalized certain costs under software development projects.
Employees
CTG’s business depends on the Company’s ability to attract and retain qualified professional staff to provide services to its customers. The Company has a structured recruiting organization that works with its clients to meet their requirements by recruiting and providing high quality, motivated staff. The Company employs approximately 3,900 employees worldwide, with approximately 3,300 in the United States and Canada and 600 in Europe. Of these employees, approximately 3,500 are IT professionals and 400 are individuals who work in sales, recruiting, delivery, administrative and support positions. The Company believes that its relationship with its employees is good. No employees are covered by a collective bargaining agreement or are represented by a labor union. CTG is an equal opportunity employer.
Financial Information Relating to Foreign and Domestic Operations
The following table sets forth certain financial information relating to the performance of the Company for the years ended December 31, 2012, 2011, and 2010. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” included in this report.

	2012	2011	2010
(amounts in thousands)
Revenue from External Customers:
United States	$355,022	$328,422	$269,071
Belgium (1)	41,957	43,011	41,317
Other European countries	26,653	23,969	19,396
Other country	783	873	1,623
Total revenue	$424,415	$396,275	$331,407
Operating Income:
United States	$21,203	$16,508	$12,401
Europe	3,209	2,729	1,465
Other country	50	73	64
Total operating income	$24,462	$19,310	$13,930
Total Assets:
United States	$132,795	$119,912	$104,914
Belgium (1)	18,908	15,148	13,326
Other European countries	14,211	12,133	11,575
Other country	291	299	458
Total assets	$166,205	$147,492	$130,273

(1)	Revenue and total assets for Belgium have been disclosed separately as they exceed 10% of the consolidated balances in certain of the years presented.

Executive Officers of the Company
As of December 31, 2012, the following individuals were executive officers of the Company:

Name	Age	Office	Period During Which Served as Executive Officer	Other Positions and Offices with Registrant
James R. Boldt	61	Chairman, President and Chief Executive Officer	June 21, 2001 for President, July 16, 2001 for Chief Executive Officer, May 2002 for Chairman, all to date	Director
		Executive Vice President	February 2001 to June 2001
		Vice President, Strategic Staffing	December 2000 to September 2001
		Acting Chief Executive Officer	June 2000 to November 2000
		Vice President and Chief Financial Officer	February 12, 1996 to October 1, 2001
Michael J. Colson	50	Senior Vice President	January 3, 2005 to date	None
Arthur W. Crumlish	58	Senior Vice President	September 24, 2001 to date	None
Filip J. L. Gydé	52	Senior Vice President	October 1, 2000 to date	None
Brendan M. Harrington	46	Senior Vice President, Chief Financial Officer	September 13, 2006 to date	None
		Interim Chief Financial Officer	October 17, 2005 to September 12, 2006	None
Peter P. Radetich	58	Senior Vice President, General Counsel	April 28, 1999 to date	Secretary
Ted Reynolds	57	Vice President, Health Solutions	March 7, 2011 to date	None
Mr. Boldt was appointed President and joined CTG’s Board of Directors on June 21, 2001, and was appointed Chief Executive Officer on July 16, 2001. Mr. Boldt became the Company’s Chairman in May 2002. Mr. Boldt joined the Company as a Vice President and its Chief Financial Officer and Treasurer in February 1996.
Mr. Colson joined the Company as Senior Vice President of Solutions Development in January 2005. Prior to that, Mr. Colson was Chief Executive Officer of Manning and Napier Information Services, a software and venture capital firm, from September 1998 until the time he joined CTG.
Mr. Crumlish was promoted to Senior Vice President in September 2001, and is currently responsible for the Company’s Strategic Staffing Services organization. Prior to that, Mr. Crumlish was the Financial Controller of the Company’s Strategic Staffing Services organization. Mr. Crumlish joined the Company in 1990.
Mr. Gydé was promoted to Senior Vice President in October 2000, at which time he assumed responsibility for all of the Company’s European operations. Prior to that, Mr. Gydé was Managing Director of the Company’s Belgium operation. Mr. Gydé has been with the Company since May 1987.

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
Mr. Radetich joined the Company in June 1988 as Associate General Counsel, and was promoted to General Counsel and Secretary in April 1999.
Mr. Reynolds was promoted to Vice President for CTG Health Solutions in March 2011 and is currently responsible for CTG’s entire provider and payer related services.  Prior to that, Mr. Reynolds served as the

Company’s Client Services Executive for its Epic practice.  Mr. Reynolds joined CTG in 2006, and previously had approximately 30 years of experience in healthcare and IT.
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
The following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. The risk factors below represent what we believe are the known material risk factors with respect to the Company and our business. Any of the following risks could materially adversely affect our business, our operations, the industry in which we operate, our financial position or our future financial results.
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
As a company operating in the IT and professional services industry, we are dependent on information technology networks and systems to process, transmit and store electronic information, and to communicate among our locations within the United States and around the world, as well as with our clients and vendors.  Although the Company has had no prior significant cyber incidents, and we believe the likelihood of the occurrence of such incidents is low, the breadth and complexity of our technological infrastructure increases the potential risk of security breaches.  Such breaches could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information such as protected health information (PHI) under the Health Insurance Portability and Accountability Act of 1996 (HIPAA).  The Company’s failure to protect PHI covered under HIPAA could result in fines and penalties which could have a material, adverse impact on us.
We derive a significant portion of our revenue from a single customer and a significant reduction in the amount of IT services requested by this customer would have an adverse effect on our revenue and operating results.
IBM is CTG’s largest customer. CTG provides services to various IBM divisions in many locations. During 2011, the National Technical Services Agreement (NTS Agreement) was renewed for three years until December 31, 2014. In 2012, 2011, and 2010, IBM accounted for $113.5 million or 26.7%, $116.5 million or 29.4%, and $102.3 million or 30.9% of the Company’s consolidated revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue in 2012, 2011 or 2010. The Company’s accounts receivable from IBM at December 31, 2012 and 2011 amounted to $12.6 million and $12.8 million, respectively. If IBM were to significantly reduce the amount of IT services they purchase from the Company, our revenue and operating results would be adversely affected.

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
Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. We performed approximately 90% of our services on a time-and-materials basis during 2012. As such, our customers generally have the right to terminate a contract with us upon written notice without the payment of any financial penalty. Client projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages of a project, or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors that are beyond our control and are unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client, changes in client strategies or the economy in general. When contracts are terminated, we lose the anticipated future revenue and we may not be able to eliminate the associated costs required to support those contracts in a timely manner. Consequently, our operating results in subsequent periods may be lower than expected. Our clients can cancel or reduce the scope of their engagements with us on short notice. If they do so, we may be unable to reassign our professionals to new engagements without delay. The cancellation or reduction in scope of an engagement could, therefore, reduce the utilization rate of our professionals, which would have a negative impact on our business, financial condition, and results of operations. As a result of these and other factors, our past financial performance should not be relied on as a guarantee of similar or better future performance. Due to these factors, we believe that our results from operations may fluctuate from period to period in the future.
A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.
We have goodwill recorded totaling approximately $35.7 million at December 31, 2012. At least annually, we evaluate this goodwill for impairment based on the fair value of the business operations to which this goodwill relates. This estimated fair value could change if there is a significant decrease in the enterprise value of CTG, if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of transactions involving similar companies decreases which could occur given the economic downturn in recent years in the countries in which the Company operates, or there is a permanent, negative change in the market demand for the services offered by this business unit. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge which would have an adverse impact on our results of operations.

Changes in government regulations and laws affecting the IT services industry, including accounting principles and interpretations, and the taxation of domestic and foreign operations could adversely affect our results of operations.
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

The Financial Accounting Standards Board (FASB), the SEC, and the Public Company Accounting Oversight Board (PCAOB) or other accounting rule making authorities may issue new accounting rules or auditing standards that are different than those that we presently apply to our financial results. Such new accounting rules or auditing standards could require significant changes from the way we currently report our financial condition, results of operations or cash flows.
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
The Company currently offers limited healthcare coverage to its hourly employees, which includes nearly half of its total employees. Under the PPACA, the Company will be required to offer healthcare coverage to those employees, or pay penalties currently totaling at least $2,000 per person. The Company intends to pass these additional costs on to its customers. However, in the event the Company is not able to pass some or all of these costs to its customers, the Company’s operating results could be significantly negatively impacted when the legislation goes into effect in 2014.
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
During 2012 and 2011, the Company experienced higher unemployment tax rates in many of the states in which we do business, which increased our direct costs and negatively impacted our profitability. Considering current economic conditions in the U.S., the Company expects these rates will not significantly decrease in 2013 and future years.

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
Decreases in demand for IT solutions and staffing services in the future would cause an adverse effect on our revenue and operating results.
The Company’s revenue and operating results are significantly affected by changes in demand for its services. In recent years, the U.S. economy, where the Company performs greater than 80% of its total business based upon revenue, significantly deteriorated primarily due to subprime mortgage issues, financial market conditions, and other economic concerns. In 2009, these economic pressures also extended to the European markets where the Company operates. These negative pressures on the economy led to a worldwide contraction of the credit markets, more severe recessionary conditions, and a decline in demand for the Company’s services which negatively affected the Company’s revenue and operating results in 2009 as compared with 2008. Economic pressures also led to customers’ reducing their spending on IT projects and external professional services. Economic conditions in 2010 through 2012 stabilized in the U.S., but continued to be challenging in Europe. Declines in spending for IT services in 2013 or future years may adversely affect our operating results in the future as they have in the past.
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

Changing economic conditions and the effect of such changes on accounting estimates could have a material impact on our results of operations.
The Company has also made a number of estimates and assumptions relating to the reporting of its assets and liabilities and the disclosure of contingent assets and liabilities to prepare its consolidated financial statements pursuant to the rules and regulations of the SEC and other accounting rulemaking authorities. Such estimates primarily relate to the valuation of goodwill, the valuation of stock options for recording equity-based compensation expense, allowances for doubtful accounts receivable, investment valuation, valuation allowances for deferred tax assets, legal matters, other contingencies and estimates of progress toward completion and direct profit or loss on contracts, as applicable. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in the economic climates in which the Company operates may affect these estimates and will be reflected in the Company’s financial statements in the event they occur. Such changes could result in a material impact on the Company’s results of operations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company owns and occupies its headquarters building at 800 Delaware Avenue, and an office building at 700 Delaware Avenue, both located in Buffalo, New York. These buildings are operated by CTG of Buffalo, a subsidiary of the Company which is part of the Company’s North American operations. The corporate headquarters consists of approximately 48,000 square feet and is occupied by corporate administrative operations. The office building consists of approximately 42,000 square feet and is also occupied by corporate administrative operations. At December 31, 2012, these properties were not mortgaged as part of the Company’s existing revolving credit agreement.
All of the remaining Company locations, totaling approximately 20 sites, are leased facilities. Most of these facilities serve as sales and support offices and their size varies, generally in the range from 250 to 26,000 square feet, with the number of people employed at each office. The Company’s lease terms generally vary from periods of less than a year to five years and typically have flexible renewal options. The Company believes that its presently owned and leased facilities are adequate to support its current and anticipated future needs.

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

Stock Price	High	Low
Year ended December 31, 2012
Fourth Quarter	$19.14	$16.20
Third Quarter	$16.66	$13.71
Second Quarter	$15.53	$11.79
First Quarter	$15.45	$13.39
Year ended December 31, 2011
Fourth Quarter	$14.50	$9.68
Third Quarter	$14.25	$9.47
Second Quarter	$15.00	$11.19
First Quarter	$13.58	$10.65
On February 8, 2013, there were 2,210 holders of record of the Company’s common shares. Although the Company has not paid a dividend since 2000, it intends to initiate a quarterly dividend of $0.05 per common share in March 2013. The Company is required to meet certain financial covenants under its current revolving credit agreement in order to pay dividends. The Company was in compliance with these financial covenants at each of December 31, 2010, 2011 and 2012. The determination of the timing, amount and the continuation of the payment of dividends in the future on the Company’s common stock is at the discretion of the Board of Directors and will depend upon, among other things, the Company’s profitability, liquidity, financial condition, capital requirements and compliance with the aforementioned financial covenants.
For information concerning common stock issued in connection with the Company’s equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Issuer Purchases of Equity Securities
The Company’s share repurchase program (originally announced on May 12, 2005) does not have an expiration date, nor was it terminated during the 2012 fourth quarter. During February 2011, the Company’s Board of Directors authorized the addition of one million shares to the repurchase program. The information in the table below does not include shares tendered to the Company either to satisfy the exercise cost for the cashless exercise of employee stock options, or tax withholding obligations associated with employee equity awards.

Purchases by the Company of its common stock during the fourth quarter ended December 31, 2012 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
September 29 – October 31	—	$—	—	559,794
November 1 – November 30	24,762	$17.55	24,762	535,032
December 1 – December 31	—	$—	—	535,032
Total	24,762	$17.55	24,762

*	Excludes broker commissions

Company Performance Graph
The following graph displays a five-year comparison of cumulative total shareholder returns for the Company’s common stock, the S&P 500 Index, and the Dow Jones U.S. Computer Services Index, assuming a base index of $100 at the end of 2007. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the period, assuming dividend reinvestment, and (B) the difference between the Company’s share price at the end and the beginning of the period by (2) the share price at the beginning of the period. The calculations were made excluding trading commissions and taxes.

Comparison of Cumulative Five Year Total Return
$350
$300
$250
$200
$150
$100
$50
$0
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
Computer Task Group, Inc.
S&P 500 Index
Dow Jones U.S. Computer Services Index

	Base Period	Indexed Returns Years Ending
	Dec. 07	Dec. 08	Dec. 09	Dec. 10	Dec. 11	Dec. 12
Computer Task Group, Inc.	$100.00	$58.23	$144.85	$196.75	$254.61	$329.66
S&P 500 Index	$100.00	$63.00	$79.67	$91.68	$93.61	$108.59
Dow Jones U.S. Computer Services Index	$100.00	$75.32	$121.10	$139.53	$165.58	$182.17
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
Consolidated Summary—Five-Year Selected Financial Information
The selected operating data and financial position information set forth below for each of the years in the five-year period ended December 31, 2012 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” included in this report.

	2012	2011	2010	2009	2008
(amounts in millions, except per-share data)	(1)
Operating Data
Revenue	$424.4	$396.3	$331.4	$275.6	$353.2
Operating Income	$24.5	$19.3	$13.9	$9.9	$13.1
Net Income	$16.2	$11.9	$8.4	$5.9	$7.8
Basic net income per share	$1.07	$0.80	$0.57	$0.40	$0.51
Diluted net income per share	$0.96	$0.71	$0.52	$0.38	$0.49
Cash dividend per share	$—	$—	$—	$—	$—

Financial Position
Working capital	$63.5	$45.4	$33.0	$25.8	$24.8
Total assets	$166.2	$147.5	$130.3	$114.7	$115.8
Long-term debt	$—	$—	$—	$—	$—
Shareholders’ equity	$102.8	$88.8	$77.9	$71.7	$67.6

(1)
During 2012, the Company received life insurance proceeds upon the death of two of its former executives. In total, the Company received $1.3 million, which is included in net income, and equaled $0.08 basic and diluted net income per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements made by the management of Computer Task Group, Incorporated (CTG, the Company or the Registrant) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff, (ii) domestic and foreign industry competition for customers and talent, (iii) the Company's ability to protect confidential client data (iv) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM), (v) risks associated with operating in foreign jurisdictions, (vi) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (vii) the change in valuation of recorded goodwill balances, (viii) the impact of current and future laws and government regulation, as well as repeal or modification of such, affecting the information technology (IT) solutions and staffing industry, taxes and the Company's operations in particular, (ix) industry and economic conditions, including fluctuations in demand for IT services, (x) consolidation among the Company's competitors or customers, (xi) the need to supplement or change our IT services in response to new offerings in the industry, and (xii) the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company's reports filed with the Securities and Exchange Commission (SEC).
Industry Trends
The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve. The pace of technology advances and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been strong. During 2009 through 2011, we experienced an increase in demand for our services, primarily in the healthcare provider solution and general IT staffing businesses. While demand in our healthcare vertical market remained strong in 2012, demand for our IT staffing services was modest which limited revenue growth for these services in 2012 as compared with 2011. We added new electronic medical records (EMR) projects throughout 2012 ranging from one to three years in duration, and have a total of 17 significant EMR engagements in process as of December 31, 2012. We anticipate a continuation of the strong demand for our EMR healthcare solutions services in 2013 due to the continuation of U.S. government funding for such projects, and the greater demand for healthcare services in the U.S. due to the aging population.

We provide two main services to our customers, which are providing IT solutions and IT staffing to our clients. With IT solutions services, we generally take responsibility for the deliverables on a project and the services may include high-end consulting services. When providing IT staffing services, we typically supply personnel to our customers who then, in turn, take their direction from the client’s managers. IT solutions and IT staffing revenue as a percentage of total revenue for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
IT solutions	41%	37%	34%
IT staffing	59%	63%	66%
Total	100%	100%	100%
The Company promotes a majority of its services through four vertical market focus areas: Healthcare (which includes services provided to healthcare providers, health insurers, and life sciences companies), Technology Service Providers, Financial Services, and Energy. The remainder of CTG’s revenue is derived from general markets.

CTG’s revenue by vertical market for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Healthcare	33%	30%	27%
Technology service providers	31%	34%	36%
Financial services	6%	7%	6%
Energy	6%	6%	7%
General markets	24%	23%	24%
Total	100%	100%	100%
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
In 2010, the Company entered into a series of contracts with a customer that provided for application customization and integration services, as well as post contract support (PCS) services, specifically utilizing one of several of the software tools the Company has internally developed. These services were provided under a software-as-a-service model. As the contracts were closely interrelated and dependent on each other, for accounting purposes the contracts were considered to be one arrangement. Additionally, as the project included significant modification and customization services to transform the previously developed software tool into an expanded tool intended to meet the customer’s requirements, the percentage-of-completion method of contract accounting was being utilized for the project. Total revenue and costs were recognized equally until completion of the application customization and integration services portion of the project. The remaining unrecognized portion of the contract value was recognized on a straight-line basis over the term of the PCS period which ended on December 31, 2011.
The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Time-and-material	90%	91%	91%
Progress billing	8%	7%	6%
Percentage-of-completion	2%	2%	3%
Total	100%	100%	100%

Results of Operations
The table below sets forth percentage information calculated as a percentage of consolidated revenue as reported on the Company’s consolidated statements of income as included in Item 8, “Financial Statements and Supplementary Data” in this report.

Year Ended December 31,	2012	2011	2010
(percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Direct costs	78.4%	78.7%	78.5%
Selling, general and administrative expenses	15.8%	16.4%	17.3%
Operating income	5.8%	4.9%	4.2%
Interest and other income (expense), net	0.2%	(0.1)%	(0.1)%
Income before income taxes	6.0%	4.8%	4.1%
Provision for income taxes	2.2%	1.8%	1.6%
Net income	3.8%	3.0%	2.5%
2012 as compared with 2011
The Company recorded revenue in 2012 and 2011 as follows:

					Year-over-
Year Ended December 31,	% of total	2012	% of total	2011	Year Change
(dollars in thousands)
North America	83.8%	$355,805	83.1%	$329,295	8.1%
Europe	16.2%	68,610	16.9%	66,980	2.4%
Total	100.0%	$424,415	100.0%	$396,275	7.1%
Reimbursable expenses billed to customers and included in revenue totaled $13.4 million and $12.7 million in 2012 and 2011, respectively.

In North America, the significant revenue increase in 2012 as compared with 2011 was due to strong demand for the Company’s IT solutions services. On a consolidated basis, IT solutions revenue increased $26.4 million or 17.9%, and was primarily driven by an increase in the Company’s EMR work for providers in the healthcare vertical market in North America. The Company expects demand for its EMR solutions and other healthcare related services to remain strong in 2013. IT staffing revenue increased $1.8 million or 0.7% as demand for these services significantly slowed due to the continuing challenging economic conditions in the United States. During 2010 and 2011, the Company had strong demand for its IT staffing services as customers backfilled for positions that they had eliminated in 2009 due to the onset of the recession in North America in late 2008.
The Company’s European operations include Belgium, Luxembourg and the United Kingdom. The increase in year-over-year revenue in the Company’s European operations was primarily due to strength in the Company’s European IT solutions business. When considering the year-over-year change in revenue in constant currencies, the revenue from our European operations increased 10.9%. This revenue increase was offset by the weakness relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In 2012 as compared with 2011, the average value of the Euro decreased 7.7%, while the average value of the British Pound decreased 1.2%. A significant portion of the Company's revenue from its European operations is generated in Belgium and Luxembourg. Had there been no change in these exchange rates from 2011 to 2012, total European revenue would have been approximately $5.4 million higher, or $74.0 million as compared with the $68.6 million reported.
IBM is CTG’s largest customer. CTG provides services to various IBM divisions in many locations. During 2011, the NTS Agreement was renewed for three years until December 31, 2014. As part of the NTS Agreement, the Company also provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as the sole provider to the Systems and Technology Group business unit. These agreements accounted for approximately 91.9% of all of the services provided to IBM by the Company in 2012. In 2012, 2011, and 2010, IBM accounted for $113.5 million or 26.7%, $116.5 million or 29.4%, and $102.3 million or 30.9% of the Company’s consolidated revenue, respectively. In 2012, IBM spun its retail business off to another large company. While CTG retained the work, this reduced our revenue from IBM in 2012 by $3.2 million. We expect to continue to derive a significant portion of our revenue from IBM in future years. However, a significant decline or the loss of the revenue from IBM would have a significant negative effect on our operating results. The Company’s accounts receivable from IBM at December 31, 2012 and 2011 amounted to $12.6 million and $12.8 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in 2012, 2011 or 2010.
Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 78.4% of consolidated revenue in 2012 and 78.7% of consolidated revenue in 2011. The decrease in direct costs as a percentage of revenue in 2012 compared with 2011 was due to a continued shift in the Company's business mix to a higher percentage of solutions business, which incurs lower direct costs as a percentage of revenue than the Company's staffing business.
Selling, general and administrative (SG&A) expenses were 15.8% of revenue in 2012 as compared with 16.4% of revenue in 2011. The SG&A decrease as a percentage of revenue in 2012 as compared with 2011 is primarily due to disciplined cost management and the effect of operating leverage resulting from revenue growth.
Operating income was 5.8% of revenue in 2012 as compared with 4.9% of revenue in 2011. The increase in operating income year-over-year was primarily due to the favorable change in business mix to more solutions services in 2012, and lower SG&A costs as a percentage of revenue. Operating income from North American operations was $21.3 million and $16.6 million in 2012 and 2011, respectively, while European operations generated operating income of $3.2 million and $2.7 million in 2012 and 2011, respectively. Operating income in 2012 in the Company’s European operations would have been approximately $0.2 million higher if there had been no change in foreign currency exchange rates year-over-year.

Interest and other income (expense), net was 0.2% of revenue in 2012 and (0.1)% of revenue in 2011. Net other income in 2012 primarily resulted from the receipt of life insurance proceeds totaling approximately $1.3 million for two former executives that passed away during 2012. This income in 2012 was partially offset by bank fees. In 2011, partially offsetting net interest and other expenses that resulted from bank fees and a loss on intercompany balances settled or intended to be settled at year-end, was approximately $0.1 million resulting from a gain on a sale of property.
The Company’s effective tax rate (ETR) is calculated based upon the full year's operating results, and various tax related items. The Company’s normal ETR ranges from 38% to 42%. The ETR in 2012 was 36.5%, while the 2011 ETR was 37.6%. The ETR in 2012 was lower due to approximately $0.5 million in tax expense related to non-taxable life insurance proceeds received during the year. In addition, the Company recorded an additional $0.2 million reduction of state tax expense as a result of the recording of certain favorable provision-to-return adjustments associated with the Company's 2011 income tax returns. The ETR during 2011 was reduced as the Company recorded $0.3 million of tax credits related to research and development activities, and $0.3 million of federal tax credits related to the retention of certain individuals hired during 2010. The impact of these credits was partially offset by an increase in the valuation allowance of $0.2 million associated with net operating losses incurred by certain foreign subsidiaries.
The Company did not record a tax benefit for its research and development activities during 2012 as the legislation extending the tax credit related to these expenses, the American Taxpayer Relief Act of 2012, was not passed by the U.S. federal government until January 2013. As required under current accounting guidelines, the Company expects to recognize a tax benefit of approximately $0.3 million for these 2012 credits in the 2013 first quarter.
Net income for 2012 was 3.8% of revenue or $0.96 per diluted share, compared with net income of 3.0% of revenue or $0.71 per diluted share in 2011. Diluted earnings per share were calculated using 16.8 million weighted-average equivalent shares outstanding in 2012 and 16.7 million in 2011. The increase in shares year-over-year is due to the dilutive effect of incremental shares outstanding under the Company’s equity-based compensation plans. This increase was partially offset by purchases of approximately 0.3 million shares for treasury by the Company during 2012.

2011 as compared with 2010
The Company recorded revenue in 2011 and 2010 as follows:

					Year-over-
Year Ended December 31,	% of total	2011	% of total	2010	Year Change
(dollars in thousands)
North America	83.1%	$329,295	81.7%	$270,694	21.6%
Europe	16.9%	66,980	18.3%	60,713	10.3%
Total	100.0%	$396,275	100.0%	$331,407	19.6%
Reimbursable expenses billed to customers and included in revenue totaled $12.7 million and $9.1 million in 2011 and 2010, respectively.

In North America, the significant revenue increase in 2011 as compared with 2010 was due to strong demand for both the Company’s IT solutions and IT staffing services as general economic conditions continued to improve from those that existed during the recession in 2008/2009. IT solutions revenue increased 33.1% and IT staffing revenue increased 12.7% in 2011 as compared with 2010. The IT solutions revenue increase totaled $36.9 million and was primarily driven by an increase in the Company’s EMR work. The IT staffing revenue increase totaled $28.0 million as the Company’s customers filled staffing requirements that had remained open from 2009 due to the economic recession in the United States.
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
IBM is CTG’s largest customer. CTG provides services to various IBM divisions in many locations. During the 2011 fourth quarter, the NTS Agreement was renewed for three years until December 31, 2014. As part of the NTS Agreement, the Company also provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as the sole provider to the Systems and Technology Group business unit. These agreements accounted for approximately 94% of all of the services provided to IBM by the Company in 2011. In 2011, 2010, and 2009, IBM accounted for $116.5 million or 29.4%, $102.3 million or 30.9%, and $71.2 million or 25.8% of the Company’s consolidated revenue, respectively. The Company continued to derive a significant portion of its revenue from IBM in 2012. However, a significant decline or the loss of the revenue from IBM in 2013 or future years would have a significant negative effect on our operating results. The Company’s accounts receivable from IBM at December 31, 2011 and 2010 amounted to $12.8 million and $13.1 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in 2011, 2010 or 2009.
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

Interest and other expense, net was 0.1% of revenue in both 2011 and 2010. This balance primarily consisted of interest expense on borrowings under the Company’s revolving line of credit, bank fees, and foreign exchange losses. The Company recorded a net exchange loss on intercompany balances totaling less than $0.1 million in both 2011 and 2010, resulting from balances settled during the year or those intended to be settled as of December 31, 2011. In 2011, partially offsetting the net interest and other expense balance was approximately $0.1 million resulting from a gain on a sale of property.
The Company’s ETR is calculated based upon the full year's operating results, and various tax related items. The Company’s normal ETR ranges from 38% to 42%. The 2011 ETR was 37.6%, and the 2010 ETR was 39.2%. The ETR during 2011 was reduced as the Company recorded $0.3 million of tax credits related to research and development activities, and $0.3 million of federal tax credits related to the retention of certain individuals hired during 2010. The impact of these credits was partially offset by an increase in the valuation allowance of $0.2 million associated with net operating losses incurred by certain foreign subsidiaries.
Net income for 2011 was 3.0% of revenue or $0.71 per diluted share, compared with net income of 2.5% of revenue or $0.52 per diluted share in 2010. Diluted earnings per share were calculated using 16.7 million weighted-average equivalent shares outstanding in 2011 and 16.1 million in 2010. The increase in shares year-over-year was due to the dilutive effect of incremental shares outstanding under the Company’s equity-based compensation plans. This increase was partially offset by purchases of approximately 0.3 million shares for treasury by the Company during 2011.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s significant accounting policies are included in note 1 to the consolidated financial statements contained in this annual report on Form 10-K under Item 8, “Financial Statements and Supplementary Data.” These policies, along with the underlying assumptions and judgments made by the Company’s management in their application, have a significant impact on the Company’s consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s critical accounting policies are those related to goodwill valuation, and the valuation allowance for deferred income taxes.
Goodwill Valuation
The Company has a goodwill balance of $35.7 million. The balance is evaluated annually as of the Company’s October fiscal month-end (the measurement date), or more frequently if facts and circumstances indicate impairment may exist. This evaluation, as applicable, is based on estimates and assumptions that may be used to analyze the appraised value of similar transactions from which the goodwill arose, the appraised value of similar companies, or estimates of future discounted cash flows. The estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events.
At the respective measurement dates for 2012, 2011, and 2010, the Company completed its annual valuation of the business to which the Company’s goodwill relates. During 2012, the Company utilized the provisions under Accounting Standards Update No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allow public entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this new process, an entity is no longer required to calculate the fair value of a reporting unit unless the qualitative assessment shows that it is more likely than not that its fair value is less than its carrying amount. During 2011 and 2010, the company utilized the assistance of an independent third party appraiser to complete its review.
The 2010 and 2011 measurement date valuations indicated that the estimated fair value of the business was substantially in excess of its carrying value, with the estimated fair value of the unit exceeding the carrying value by 116% in 2011, and 31% in 2010. From its internal qualitative assessment completed in 2012, the Company believes the fair value of the business has increased from 2011, and continues to be substantially in excess of the carrying value of the business. Additionally, there are no other facts or circumstances that arose during 2012, 2011 or 2010 which led management to believe the goodwill balance was impaired.
Income Taxes—Valuation Allowances on Deferred Tax Assets
At December 31, 2012, the Company had a total of approximately $7.6 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards and state taxes. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.
At December 31, 2012, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $1.1 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at December 31, 2012, the Company had offset a portion of these assets with a valuation allowance totaling $1.0 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.1 million.
The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in 2012 would have increased or decreased net income by approximately $255,000, or approximately $0.02 per diluted share.
Other Estimates
The Company has also made a number of estimates and assumptions relating to the reporting of its assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements pursuant to the rules and regulations of the SEC, the FASB, and other regulatory authorities. Such estimates primarily relate to the valuation of stock options for recording equity-based compensation expense, allowances for doubtful accounts receivable, investment valuation, legal matters, and estimates of progress toward completion and direct profit or loss on contracts, as applicable. As future events and their effect on the Company's operating results cannot be determined with precision, actual results could differ from these estimates. Changes in the economic climates in which the Company operates may affect these estimates and will be reflected in the Company’s financial statements in the event they occur.
Financial Condition and Liquidity
Cash provided by operating activities was $21.2 million, $8.6 million and $9.2 million in 2012, 2011 and 2010, respectively. In 2012, net income was $16.2 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $5.9 million. In 2011 and 2010, net income was $11.9 million and $8.4 million, respectively, while the corresponding non-cash adjustments netted to $1.9 million and $2.6 million, respectively. The increase in non-cash adjustments in 2012 as compared with 2011 was primarily due to an increase in depreciation and amortization expense of $0.6 million, equity-based compensation of $0.6 million, deferred taxes of $1.0 million, and deferred compensation of $1.6 million. The decrease in non-cash adjustments in 2011 as compared with 2010 was primarily due to an increase in depreciation and amortization expense of $0.6 million and equity-based compensation expense of $0.3 million, offset by a decrease in deferred taxes of $0.7 million and deferred compensation of $0.7 million. The increases in 2012 and 2011 for depreciation and amortization expense was due to the completion of all existing capitalized software projects and the corresponding initiation of depreciation expense on those projects. The change in 2012 from 2011 for deferred compensation primarily relates to a change in the discount rate for the Netherlands defined-benefit plan.
Accounts receivable balances increased $2.2 million in 2012 as compared with 2011, $10.6 million in 2011 as compared with 2010, and $13.2 million in 2010 as compared with 2009. The increase in the accounts receivable balance in 2012 resulted from an increase in revenue in the 2012 fourth quarter of approximately 6.9% when compared with the 2011 fourth quarter. The increase in revenue was offset by a decrease in days sales outstanding (DSO). DSO is calculated by dividing accounts receivable obtained from the consolidated balance sheet by average daily revenue for the fourth quarter of the respective year. DSO was 61 days at December 31, 2012 , whereas the DSO at December 31, 2011 was 62 days. The increase in the accounts receivable balance in 2011 as compared with 2010 resulted from an increase in revenue in the 2011 fourth quarter of approximately 16% when compared with the 2010 fourth quarter. DSO also increased to 62 days at December 31, 2011 from 60 days at December 31, 2010. The increase in the accounts receivable balance in 2010 resulted from an increase in revenue in the 2010 fourth quarter of approximately 29% when compared with the 2009 fourth quarter.
Other assets decreased less than $0.1 million in 2012, approximately $1.1 million in 2011, and approximately $1.3 million in 2010. The decrease in 2011 from 2010 was primarily due to a decrease in the actuarially determined asset recorded for the Netherlands defined benefit plan, while the decrease in 2010 from 2009 was due to the timing of the Company’s borrowings against the cash surrender value of insurance policies it owns. Accounts payable decreased $0.3 million in 2012, increased $1.3 million in 2011, and decreased $0.6 million in 2010. The increase in accounts payable in 2011 is primarily due to a general increase in the size of the Company and the timing of payments near year-end. The decrease in accounts payable in 2010 is primarily due to the timing of certain payments near year-end. Accrued compensation increased $1.0 million in 2012 primarily due to an increase in employee headcount of about 200 from 2011, $1.5 million in 2011 primarily due to an increase in employee headcount of about 300 from 2010, and increased $10.0 million in 2010 primarily due to a significant increase in headcount of greater than 500 employees year-over-year and the accrual of year-end incentives due to higher profitability in 2010 as compared with 2009. Income taxes payable decreased $1.0 million in 2012 due to the timing of payments made in 2012 and certain provision-to-return adjustments made when filing the Company's 2011 tax returns. Income taxes payable increased $1.2 million in 2011 and $0.5 million in 2010 due to higher taxable income in 2011 and 2010, and the timing and amount of estimated tax payments near year-end.
Investing activities used $2.0 million, $1.7 million, and $2.0 million of cash in 2012, 2011 and 2010, respectively, primarily due to additions to property, equipment and capitalized software of $1.9 million in 2012, $1.9 million in 2011, and $2.0 million in 2010. The Company has no significant commitments for the purchase of property or equipment at December 31, 2012, and does not expect the amount to be spent in 2013 on additions to property, equipment and capitalized software to significantly vary from the amount spent in 2012.
Financing activities used $1.3 million of cash in 2012, provided $1.0 million of cash in 2011, and used $2.1 million of cash in 2010. The Company received $3.8 million, $3.8 million, and $1.0 million during 2012, 2011, and 2010, respectively, from the proceeds from stock option exercises and excess tax benefits from equity-based compensation transactions. These increases in 2012 and 2011 were larger as compared with 2010 due to a significant increase in the Company’s stock price during 2011 and 2012 which led to a higher level of stock option exercises.
During 2012, 2011 and 2010, the Company used $4.6 million, $3.6 million, and $3.0 million, respectively, to purchase approximately 0.3 million, 0.3 million, 0.4 million shares of its stock for treasury. During February 2011, the Company’s Board of Director’s authorized 1.0 million additional shares for future stock repurchases under this program. Approximately 0.5 million, 0.9 million, and 0.2 million shares remain authorized for future purchases under the Company’s share repurchase plan at December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, 2011, and 2010, the Company also experienced changes in its cash account overdrafts, which are primarily due to timing of cash payments at year-end, of $(0.8) million, $0.5 million, and $(0.3) million, respectively.
The Company did not have any borrowings outstanding under its revolving line of credit (LOC) at December 31, 2012, 2011 or 2010. The term of the LOC was renewed during 2010 and now extends to April 2014. The LOC totals $35.0 million and can be used for borrowings or letter of credit commitments. Letters of credit at December 31, 2012, 2011, and 2010 totaled $0.5 million, $0.4 million, and $0.4 million, respectively. The Company borrows or repays the LOC as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. The Company did not borrow any amounts under the line of credit during 2012. The average outstanding balances under the Company’s LOC for 2011 and 2010 were approximately $0.4 million and $1.3 million, respectively.
The Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at December 31, 2012 include a leverage ratio which must be no more than 2.75 to 1, a calculation of minimum tangible net worth which must be no less than $51.2 million, and total expenditures for property, equipment and capitalized software cannot exceed $5.0 million annually. The Company was in compliance with these covenants at December 31, 2012 as its leverage ratio was 0.0, its minimum tangible net worth was $66.7 million, and 2012 expenditures for property, equipment and capitalized software were $1.9 million. The Company was also in compliance with its required covenants at December 31, 2011 and December 31, 2010. When considering current market conditions and the Company’s current operating results, the Company believes it will be able to meet its covenants, as applicable, in 2013 and future years.
Of the total cash and cash equivalents reported on the consolidated balance sheet at December 31, 2012 of $40.6 million, approximately $14.7 million is held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. During January 2013, the Company used a portion of its cash held by its foreign operations to purchase etrinity, a company with operations in Belgium and the Netherlands. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and has no intention of doing so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.
The Company believes existing internally available funds, cash potentially generated from operations, and borrowings available under the Company’s LOC totaling approximately $34.5 million at December 31, 2012, will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, and to allow for future internal growth and expansion.
Off-Balance Sheet Arrangements
The Company did not have off-balance sheet arrangements or transactions in 2012, 2011 or 2010 other than guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $2.5 million at December 31, 2012.
Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations. See Item 7A, “Quantitative and Qualitative Disclosure about Market Risk” in this report.

Contractual Obligations
The Company intends to satisfy its contractual obligations from operating cash flows, and, if necessary, from draws on its revolving credit line. A summary of the Company’s contractual obligations at December 31, 2012 is as follows:

(in millions)		Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-term debt	A	$—	$—	$—	$—	$—
Capital lease obligations	B	—	—	—	—	—
Operating lease obligations	C	13.9	4.7	6.2	2.2	0.8
Purchase obligations	D	2.0	1.6	0.4	—	—
Deferred compensation benefits (U.S.)	E	8.4	1.0	1.5	1.3	4.6
Deferred compensation benefits Europe	F	3.8	0.1	0.3	0.4	3.0
Other long-term liabilities	G	0.4	—	0.1	0.1	0.2
Total		$28.5	$7.4	$8.5	$4.0	$8.6

A
A $35.0 million revolving credit agreement (Agreement) that expires in April 2014. The Company uses this Agreement to fund its working capital obligations as needed, primarily funding the U.S. bi-weekly payroll. There were no borrowings outstanding under the Agreement at December 31, 2012. The Company does currently have one outstanding letter of credit under the Agreement totaling approximately $0.5 million that collateralizes an employee benefit program.

B	The Company does not have any capital lease obligations outstanding at December 31, 2012.

C
Operating lease obligations relate to the rental of office space, office equipment, and automobiles leased in the Company’s European operations. Total rental expense under operating leases in 2012, 2011, and 2010 was approximately $6.3 million, $6.8 million, and $6.4 million, respectively.

D
The Company’s purchase obligations in 2013, 2014 and 2015 total approximately $2.0 million, including $0.8 million for software maintenance, support and related fees, $0.3 million for telecommunications, $0.3 million for computer-based training courses, $0.2 million for professional organization memberships, $0.2 million for facilities, and $0.2 million for recruiting services.

E
The Company is committed for deferred compensation benefits in the U.S. under two plans. The Executive Supplemental Benefit Plan (ESBP) provides certain former key executives with deferred compensation benefits. The ESBP was amended as of November 30, 1994 to freeze benefits for participants at that time. Currently, 15 individuals are receiving benefits under this plan. The ESBP is deemed to be unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities.

The Company also has a non-qualified defined-contribution deferred compensation plan for certain key executives. Contributions to this plan in 2012 were $0.4 million. The Company anticipates making contributions totaling approximately $0.3 million in 2013 to this plan for amounts earned in 2012.

F
The Company retained a contributory defined-benefit plan for its previous employees located in the Netherlands when the Company disposed of its subsidiary, CTG Nederland B.V. This plan was curtailed on January 1, 2003 for additional contributions. The Company does not anticipate making additional contributions to fund the plan in future years.

G	The Company has other long-term liabilities including payments for a postretirement benefit plan for six retired employees and their spouses, totaling nine participants.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations.
In December 2010, the Company entered into an amendment of its credit agreement which extended the expiration date of the agreement to April 2014. This credit agreement allows the Company to borrow up to $35.0 million. At both December 31, 2012 and 2011, there were no amounts outstanding under the credit agreement. However, at December 31, 2012 and 2011, there was $0.5 million and $0.4 million, respectively, outstanding under letters of credit under the credit agreement.
The Company did not borrow any amounts under the line of credit during 2012. The maximum amounts outstanding under the Company’s credit agreements during 2011 and 2010 were $5.8 million, and $7.8 million, respectively. Average bank borrowings outstanding for the years 2011 and 2010 were $0.4 million and $1.3 million, respectively, and carried weighted-average interest rates of 2.3% and 2.1%, respectively. A one percent change in the weighted-average interest rate during 2011 would have increased or decreased interest expense by $4,000. The Company incurred commitment fees totaling approximately $0.1 million in each of 2012, 2011 and 2010 relative to the agreement.
During 2012, revenue was affected by the year-over-year foreign currency exchange rate changes of Belgium, Luxembourg, and the United Kingdom, which are the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. Had there been no change in these exchange rates from 2011 to 2012, total European revenue would have been approximately $5.4 million higher in 2012, or $74.0 million as compared with the $68.6 million reported. Operating income in the Company’s European operations would have been approximately $0.2 million higher if there had been no change in foreign currency exchange rates year-over-year.
The Company recorded a net exchange loss on intercompany balances totaling approximately $0.1 million in 2011, resulting from balances settled during the year, or those intended to be settled as of December 31, 2011. No such amounts were recorded during 2012. The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk. The Company believes the market risk related to intercompany balances in future periods will not have a material effect on its results of operations.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Computer Task Group, Incorporated:
We have audited the accompanying consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Task Group, Incorporated and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Computer Task Group, Incorporated’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Buffalo, New York
February 22, 2013

Consolidated Statements of Income

Year Ended December 31,	2012	2011	2010
(amounts in thousands, except per-share data)
Revenue	$424,415	$396,275	$331,407
Direct costs	333,086	311,984	260,172
Selling, general and administrative expenses	66,867	64,981	57,305
Operating income	24,462	19,310	13,930
Interest and other income	1,424	231	102
Interest and other expense	441	418	263
Income before income taxes	25,445	19,123	13,769
Provision for income taxes	9,280	7,185	5,397
Net income	$16,165	$11,938	$8,372
Net income per share:
Basic	$1.07	$0.80	$0.57
Diluted	$0.96	$0.71	$0.52
Weighted average shares outstanding:
Basic	15,172	14,968	14,697
Diluted	16,841	16,731	16,073

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2012	2011	2010
(amounts in thousands)
Net Income	$16,165	$11,938	$8,372
Foreign currency adjustment	370	(326)	(1,093)
Pension loss adjustment, net of taxes of $(396), $295, and $247 in 2012, 2011, and 2010, respectively	(2,820)	(1,743)	(542)
Comprehensive income	$13,715	$9,869	$6,737

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

December 31,	2012	2011
(amounts in thousands, except share balances)
Assets
Current Assets:
Cash and cash equivalents	$40,614	$22,414
Accounts receivable, net of allowances of $862 and $965 in 2012 and 2011, respectively	70,459	67,801
Prepaid and other current assets	1,450	1,876
Deferred income taxes	1,145	1,221
Total current assets	113,668	93,312
Property, equipment and capitalized software, net	6,916	7,969
Goodwill	35,678	35,678
Deferred income taxes	6,435	7,062
Other assets	2,871	2,921
Investments	637	550
Total assets	$166,205	$147,492
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$10,170	$9,532
Accrued compensation	32,162	30,971
Advance billings on contracts	2,481	1,756
Other current liabilities	4,747	3,972
Income taxes payable	641	1,695
Total current liabilities	50,201	47,926
Deferred compensation benefits	12,847	10,231
Other long-term liabilities	376	530
Total liabilities	63,424	58,687
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	119,183	115,895
Retained earnings	99,644	83,479
Less: Treasury stock of 8,276,014 and 8,540,864 shares at cost, in 2012 and 2011, respectively	(50,302)	(47,320)
Stock Trusts of 3,363,351 shares at cost in both periods	(55,083)	(55,083)
Other	(251)	(206)
Accumulated other comprehensive loss	(10,680)	(8,230)
Total shareholders’ equity	102,781	88,805
Total liabilities and shareholders’ equity	$166,205	$147,492

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

Year Ended December 31,	2012	2011	2010
(amounts in thousands)
Cash flow from operating activities:
Net income	$16,165	$11,938	$8,372
Adjustments:
Depreciation and amortization expense	2,919	2,271	1,711
Equity-based compensation expense	2,236	1,654	1,349
Deferred income taxes	116	(883)	(154)
Deferred compensation	600	(1,036)	(343)
(Gain) loss on sales of property and equipment	20	(136)	(9)
Changes in assets and liabilities:
Increase in accounts receivable	(2,239)	(10,561)	(13,210)
(Increase) decrease in prepaid and other current assets	403	93	(51)
Decrease in other assets	50	1,091	1,318
Increase (decrease) in accounts payable	(293)	1,250	(581)
Increase in accrued compensation	1,002	1,530	9,962
Increase (decrease) in income taxes payable	(1,067)	1,176	526
Increase (decrease) in advance billings on contracts	707	(568)	850
Increase (decrease) in other current liabilities	732	733	(493)
Increase (decrease) in other long-term liabilities	(195)	53	(82)
Net cash provided by operating activities	21,156	8,605	9,165
Cash flow from investing activities:
Additions to property and equipment	(1,872)	(1,584)	(1,000)
Additions to capitalized software	—	(364)	(1,016)
Deferred compensation plan investments, net	(113)	97	24
Proceeds from sales of property and equipment	5	176	41
Net cash used in investing activities	(1,980)	(1,675)	(1,951)
Cash flow from financing activities:
Proceeds from stock option plan exercises	1,144	2,007	781
Excess tax benefits from equity-based compensation	2,615	1,801	242
Proceeds from Employee Stock Purchase Plan	294	274	178
Change in cash overdraft, net	(777)	539	(321)
Purchase of stock for treasury	(4,591)	(3,601)	(2,993)
Net cash provided by (used in) financing activities	(1,315)	1,020	(2,113)
Effect of exchange rates on cash and cash equivalents	339	(373)	(687)
Net increase in cash and cash equivalents	18,200	7,577	4,414
Cash and cash equivalents at beginning of year	22,414	14,837	10,423
Cash and cash equivalents at end of year	$40,614	$22,414	$14,837
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Stock Trusts		Accumulated Other Comprehensive Income (loss)		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount	Shares	Amount		Other
(amounts in thousands)
Balances as of December 31, 2009	27,018	$270	$112,473	$63,169	8,877	$(44,585)	3,363	$(55,083)	$(4,526)	$—	$71,718
Employee Stock Purchase Plan share issuance	—	—	64	—	(22)	114	—	—	—	—	178
Stock Option Plan share issuance, net	—	—	(155)	—	(181)	891	—	—	—	—	736
Excess tax benefits from equity-based compensation	—	—	242	—	—	—	—	—	—	—	242
Restricted stock plan share issuance/forfeiture	—	—	(389)	—	(58)	224	—	—	—	—	(165)
Deferred compensation plan share issuance	—	—	94	—	(34)	171	—	—	—	(147)	118
Purchase of stock	—	—	—	—	381	(2,993)	—	—	—	—	(2,993)
Equity-based compensation	—	—	1,349	—	—	—	—	—	—	—	1,349
Net income	—	—	—	8,372	—	—	—	—	—	—	8,372
Foreign currency adjustment	—	—	—	—	—	—	—	—	(1,093)	—	(1,093)
Pension loss adjustment, net of tax	—	—	—	—	—	—	—	—	(542)	—	(542)
Balances as of December 31, 2010	27,018	270	113,678	71,541	8,963	(46,178)	3,363	(55,083)	(6,161)	(147)	77,920
Employee Stock Purchase Plan share issuance	—	—	155	—	(22)	119	—	—	—	—	274
Stock Option Plan share issuance, net	—	—	(879)	—	(637)	2,806	—	—	—	—	1,927
Excess tax benefits from equity-based compensation	—	—	1,801	—	—	—	—	—	—	—	1,801
Restricted stock plan share issuance/forfeiture	—	—	(666)	—	(50)	(581)	—	—	—	—	(1,247)
Deferred compensation plan share issuance	—	—	152	—	(21)	115	—	—	—	(59)	208
Purchase of stock	—	—	—	—	308	(3,601)	—	—	—	—	(3,601)
Equity-based compensation	—	—	1,654	—	—	—	—	—	—	—	1,654
Net income	—	—	—	11,938	—	—	—	—	—	—	11,938
Foreign currency adjustment	—	—	—	—	—	—	—	—	(326)	—	(326)
Pension loss adjustment, net of tax	—	—	—	—	—	—	—	—	(1,743)	—	(1,743)
Balances as of December 31, 2011	27,018	270	115,895	83,479	8,541	(47,320)	3,363	(55,083)	(8,230)	(206)	88,805

(continued on next page)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Stock Trusts		Accumulated Other Comprehensive Income (loss)		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount	Shares	Amount		Other
(amounts in thousands)
Balances as of December 31, 2011	27,018	270	115,895	83,479	8,541	(47,320)	3,363	(55,083)	(8,230)	(206)	88,805
Employee Stock Purchase Plan share issuance	—	—	181	—	(19)	113	—	—	—	—	294
Stock Option Plan share issuance, net	—	—	(1,310)	—	(476)	1,533	—	—	—	—	223
Excess tax benefits from equity-based compensation	—	—	2,615	—	—	—	—	—	—	—	2,615
Restricted stock plan share issuance/forfeiture	—	—	(660)	—	(70)	(164)	—	—	—	—	(824)
Deferred compensation plan share issuance	—	—	226	—	(26)	127	—	—	—	(45)	308
Purchase of stock	—	—	—	—	326	(4,591)	—	—	—	—	(4,591)
Equity-based compensation	—	—	2,236	—	—	—	—	—	—	—	2,236
Net income	—	—	—	16,165	—	—	—	—	—	—	16,165
Foreign currency adjustment	—	—	—	—	—	—	—	—	370	—	370
Pension loss adjustment, net of tax	—	—	—	—	—	—	—	—	(2,820)	—	(2,820)
Balances as of December 31, 2012	27,018	$270	$119,183	$99,644	8,276	$(50,302)	3,363	$(55,083)	$(10,680)	$(251)	$102,781

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of Computer Task Group, Incorporated, and its subsidiaries (the Company or CTG), located primarily in North America and Europe. There are no unconsolidated entities, or off-balance sheet arrangements other than certain guarantees supporting office leases or the performance under government contracts in the Company's European operations. All inter-company accounts and transactions have been eliminated. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Such estimates primarily relate to the valuation of goodwill, valuation allowances for deferred tax assets, actuarial assumptions including discount rates and expected rates of return, as applicable, for the Company’s defined benefit and postretirement benefit plans, the allowance for doubtful accounts receivable, assumptions underlying stock option valuation, investment valuation, legal matters, other contingencies and estimates of progress toward completion and direct profit or loss on contracts. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Actual results could differ from those estimates.
The Company operates in one industry segment, providing IT services to its clients. These services include IT Solutions and IT Staffing. CTG provides these primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. The Company promotes a significant portion of its services through four vertical market focus areas: Healthcare (which includes services provided to healthcare providers, health insurers, and life sciences companies), Technology Service Providers, Financial Services, and Energy. The Company focuses on these four vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.
CTG’s revenue by vertical market for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Healthcare	33%	30%	27%
Technology service providers	31%	34%	36%
Financial services	6%	7%	6%
Energy	6%	6%	7%
General markets	24%	23%	24%
Total	100%	100%	100%
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

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Time-and-material	90%	91%	91%
Progress billing	8%	7%	6%
Percentage-of-completion	2%	2%	3%
Total	100%	100%	100%
The Company includes billable expenses in its accounts as both revenue and direct costs. These billable expenses totaled $13.4 million, $12.7 million, and $9.1 million in 2012, 2011 and 2010, respectively.
Software Revenue Recognition
In 2010, the Company entered into a series of contracts with a customer that provided for application customization and integration services, as well as post contract support (PCS) services, specifically utilizing one of several of the software tools the Company has internally developed. These services were provided under a software-as-a-service model. As the contracts were closely interrelated and dependent on each other, for accounting purposes the contracts were considered to be one arrangement. Additionally, as the project included significant modification and customization services to transform the previously developed software tool into an expanded tool intended to meet the customer’s requirements, the percentage-of-completion method of contract accounting was being utilized for the project. Total revenue and costs were recognized equally until completion of the application customization and integration services portion of the project. The remaining unrecognized portion of the contract value was recognized on a straight-line basis over the term of the PCS period which ended on December 31, 2011.
Fair Value
Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants. The Company utilizes a fair value hierarchy for its assets and liabilities, as applicable, based upon three levels of input, which are:
Level 1—quoted prices in active markets for identical assets or liabilities (observable)
Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)
Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)
At December 31, 2012 and 2011, the carrying amounts of the Company’s cash of $40.6 million and $22.4 million, respectively, approximated fair value.
The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the years ended December 31, 2012 or 2011.
Life Insurance Policies
The Company has purchased life insurance on the lives of certain plan participants who are former employees in the non-qualified defined benefit Executive Supplemental Benefit Plan. Those policies have generated cash surrender value, and the Company has taken loans against the policies. At December 31, 2012 and December 31, 2011, these insurance policies have a gross cash surrender value of $24.8 million and $27.4 million, respectively, loans have been taken totaling $23.1 million and $25.6 million, respectively, and the net cash surrender value balance of $1.7 million and $1.8 million, respectively, is included on the consolidated balance sheet in “Other Assets” under non-current assets.

During 2012, the Company received life insurance proceeds totaling approximately $1.3 million for two former plan participants that passed away during the year. At December 31, 2012, the total death benefit for the remaining policies is approximately $37.1 million. Currently, upon the death of all of the remaining plan participants, the company would expect to receive approximately $13.5 million after the payment of outstanding loans, and record a gain of approximately $12.2 million.
Taxes Collected from Customers
In instances where the Company collects taxes from its customers for remittance to governmental authorities, primarily in its European operations, revenue and expenses are not grossed up as such taxes are recorded and presented on a net basis.
Cash and Cash Equivalents, and Cash Overdrafts
For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. The Company had no cash equivalents at December 31, 2012 and 2011. Additionally, as the Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment, the change in cash overdraft, net, represents the increase or decrease in outstanding checks year-over-year.
Trade Accounts Receivable
Trade accounts receivable balances are expected to be received on average approximately 60 days from the date of invoice. Generally, the Company does not work on any projects where amounts due are expected to be received greater than one year from the date of the invoice. Accordingly, the recorded book value for the Company’s accounts receivable equals fair value. Outstanding trade accounts receivable are generally considered past due when they remain unpaid after the contractual due date has past. An allowance for doubtful accounts receivable (allowance) is established using management’s judgment. Specific identification of balances that are significantly past due and where customer payments have not been recently received are generally added to the allowance unless the Company has direct knowledge that the customer intends to make payment. Additionally, any balances which relate to a customer that has declared bankruptcy or ceased its business operations are added to the allowance at the amount not expected to be received.
Bad debt expense, net of recoveries, was approximately $(40,000), $0.7 million, and $(0.2) million in 2012, 2011, and 2010, respectively.

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
As of both December 31, 2012 and December 31, 2011, the Company has capitalized a total of approximately $5.1 million for software projects developed for internal use. Amortization periods range from two to five years, and are evaluated annually for propriety. Amortization expense for these projects totaled $1.7 million, $1.1 million, and $0.3 million in 2012, 2011, and 2010, respectively.
Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such circumstances exist, the recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell. The Company does not have any long-lived assets that are impaired or that it intends to dispose of at December 31, 2012.

Leases
The Company is obligated under a number of short and long-term operating leases primarily for the rental of office space, office equipment, and automobiles based in Europe. In instances where the Company has negotiated leases that contain rent holidays or escalation clauses, the expense for those leases is recognized monthly on a straight-line basis over the term of the lease.
Goodwill
The Company has a goodwill balance of $35.7 million. The balance is evaluated annually as of the Company’s October fiscal month-end (the measurement date), or more frequently if facts and circumstances indicate impairment may exist. This evaluation, as applicable, is based on estimates and assumptions that may be used to analyze the appraised value of similar transactions from which the goodwill arose, the appraised value of similar companies, or estimates of future discounted cash flows. The estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events.
At the respective measurement dates for 2012, 2011, and 2010, the Company completed its annual valuation of the business to which the Company’s goodwill relates. During 2012, the Company utilized the provisions under Accounting Standards Update No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allow public entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this new process, an entity no longer would be required to calculate the fair value of a reporting unit unless the qualitative assessment shows that it is more likely than not that its fair value is less than its carrying amount. During 2011 and 2010, the company utilized the assistance of an independent third party appraiser to complete its review.
The 2010 and 2011 valuations indicated that the estimated fair value of the business was substantially in excess of its carrying value, with the estimated fair value of the unit exceeding the carrying value by 116% in 2011, and 31% in 2010. From its internal review completed in 2012, the Company believes the fair value of the business has increased from 2011, and therefore continues to be substantially in excess of the carrying value of the business. Additionally, there are no other facts or circumstances which arose during 2012, 2011 or 2010 that led management to believe the goodwill balance was impaired.

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
Equity-Based Compensation
The Company records the fair value of equity-based compensation expense for all equity-based compensation awards granted subsequent to January 1, 2006, and for the unvested portion of previously granted awards outstanding as of that date. The calculated fair value cost of its equity-based compensation awards is recognized in the Company’s income statement over the period in which an employee or director is required to provide the services for the award. Compensation cost is not recognized for employees or directors that do not render the requisite services. The Company recognized the expense for equity-based compensation in its 2012, 2011, and 2010 statements of income on a straight-line basis based upon awards that are ultimately expected to vest. See note 10, “Equity-Based Compensation.”

Net Income Per Share
Basic and diluted earnings per share (EPS) for the years ended December 31, 2012, 2011, and 2010 are as follows:

For the year ended	Net Income	Weighted Average Shares	Earnings per Share
(amounts in thousands, except per-share data)
December 31, 2012
Basic EPS	$16,165	15,172	$1.07
Dilutive effect of outstanding equity instruments	—	1,669	(0.11)
Diluted EPS	$16,165	16,841	$0.96
December 31, 2011
Basic EPS	$11,938	14,968	$0.80
Dilutive effect of outstanding equity instruments	—	1,763	(0.09)
Diluted EPS	$11,938	16,731	$0.71
December 31, 2010
Basic EPS	$8,372	14,697	$0.57
Dilutive effect of outstanding equity instruments	—	1,376	(0.05)
Diluted EPS	$8,372	16,073	$0.52
Weighted-average shares represent the average number of issued shares less treasury shares and shares held in the Stock Trusts, and for the basic EPS calculations, unvested restricted stock.
Certain options representing 0.1 million, 0.3 million, and 0.3 million shares of common stock were outstanding at December 31, 2012, 2011, and 2010, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

Accumulated Other Comprehensive Loss
The components that comprise accumulated other comprehensive loss on the consolidated balance sheets at December 31, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
(amounts in thousands)
Foreign currency adjustment	$(4,254)	$(4,624)	$(4,298)
Pension loss adjustment, net of tax of $1,040 in 2012, $1,436 in 2011, and $1,141 in 2010	(6,426)	(3,606)	(1,863)
	$(10,680)	$(8,230)	$(6,161)
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date, for equity accounts using historical exchange rates, and for revenue and expense activity using the applicable month’s average exchange rates. The Company recorded no gains (losses) in 2012, $(0.1) million in 2011, and less than $0.1 million in 2010 from foreign currency transactions for balances settled during the year or intended to be settled as of each respective year-end.
Guarantees
The Company has several guarantees in place in our European operations which support office leases and performance under government projects. These guarantees total approximately $2.5 million and $2.1 million at December 31, 2012 and 2011, respectively, and generally have expiration dates ranging from January 2013 through June 2019.

Acquisition
In January 2013, the Company acquired etrinity, a provider of IT services to the healthcare market in Belgium and the Netherlands. Founded in 2000, etrinity's 2012 revenue approximated U.S. $3 million. The firm's IT services are targeted to the healthcare provider market and include clinical systems integration and implementation, application management, technology support for medical imaging, training, and technical resources.

2.     Property, Equipment and Capitalized Software
Property, equipment and capitalized software at December 31, 2012 and 2011 are summarized as follows:

December 31,	Useful Life	2012	2011
(amounts in thousands)	(years)
Land	0	$378	$378
Buildings	30	4,376	4,419
Equipment	2-5	7,244	6,876
Furniture	5-10	3,217	3,035
Capitalized software	2-5	5,088	5,088
Other software	1-5	2,626	2,674
Leasehold improvements	3-10	3,976	3,031
		26,905	25,501
Accumulated depreciation and amortization		(19,989)	(17,532)
		$6,916	$7,969
The Company did not record any additions to capitalized software during the year ended December 31, 2012, and recorded $0.4 million during the year ended December 31, 2011. As of both dates the Company had capitalized a total of $5.1 million solely for software projects developed for internal use. Accumulated amortization for these projects totaled $3.2 million and $1.5 million as of December 31, 2012 and 2011, respectively.

3.	Investments
The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At both December 31, 2012 and 2011, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.6 million, and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see note 1 “Summary of Significant Accounting Policies—Fair Value”). Unrealized gains and losses on these securities are recorded in earnings and were nominal in 2012, 2011, and 2010.

4.	Debt
The Company's revolving credit agreement (Agreement) allows the Company to borrow up to $35.0 million, is unsecured, has a term of three years, and expires in April 2014. The Agreement has interest rates ranging from 0 to 50 basis points over the prime rate and 175 to 225 basis points over LIBOR. At both December 31, 2012 and 2011, there were no amounts outstanding under this Agreement. However, there were $0.5 million and $0.4 million assigned to letters of credit under this Agreement at December 31, 2012 and 2011, respectively.
There were no amounts outstanding under the Agreement during 2012. The maximum amounts outstanding under the Agreement during 2011 and 2010 were $5.8 million, and $7.8 million, respectively. Average bank borrowings outstanding for the years 2011 and 2010 were $0.4 million and $1.3 million, respectively, and carried weighted-average interest rates of 2.3% and 2.1%, respectively. The Company incurred commitment fees totaling approximately $0.1 million in each of 2012, 2011 and 2010 relative to the Agreement. Interest paid totaled less than $0.1 million in both 2011 and 2010.
The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions. The covenants are measured quarterly, and at December 31,

2012 include a leverage ratio which must be no more than 2.75 to 1, a calculation of minimum tangible net worth which must be no less than $51.2 million, and total expenditures for property, equipment and capitalized software cannot exceed $5.0 million annually. The Company was in compliance with these covenants at December 31, 2012 as its leverage ratio was 0.0, its minimum tangible net worth was $66.7 million, and 2012 expenditures for property, equipment and capitalized software were $1.9 million. The Company was also in compliance with its required covenants at December 31, 2011 and December 31, 2010.

5.	Income Taxes
The provision for income taxes for 2012, 2011, and 2010 consists of the following:

	2012	2011	2010
(amounts in thousands)
Domestic and foreign components of income before income taxes are as follows:
Domestic	$23,028	$17,070	$12,921
Foreign	2,417	2,053	848
Total income before income taxes	$25,445	$19,123	$13,769
The provision (benefit) for income taxes consists of:
Current tax:
U.S. federal	$6,778	$5,419	$3,633
Foreign	1,393	1,508	1,199
U.S. state and local	993	1,135	718
Total current tax	9,164	8,062	5,550
Deferred tax:
U.S. federal	55	(834)	(193)
Foreign	—	—	—
U.S. state and local	61	(43)	40
Total deferred tax	116	(877)	(153)
Total tax	$9,280	$7,185	$5,397
The effective and statutory income tax rate can be reconciled as follows:
Tax at statutory rate of 35% / 34%	$8,906	$6,502	$4,682
State tax, net of federal benefit	685	728	469
Non-taxable income	(993)	(495)	(572)
Non-deductible expenses	796	745	694
Change in estimate primarily related to foreign taxes	41	234	327
Change in estimate primarily related to state taxes and tax reserves	50	66	(24)
Change in estimate primarily related to U.S. federal taxes	(157)	—	—
Tax credits	—	(609)	(140)
Other, net	(48)	14	(39)
Total tax	$9,280	$7,185	$5,397
Effective income tax rate	36.5%	37.6%	39.2%
The Company’s effective tax rate (ETR) is calculated based upon the full year's operating results, and various tax related items. The Company’s normal ETR ranges from 38% to 42%. The ETR in 2012 was lower due to approximately $0.5 million in tax expense related to non-taxable life insurance proceeds received during the year. In addition, the Company recorded an additional $0.2 million reduction of state tax expense as a result of the recording of certain favorable provision-to-return adjustments associated with the Company's 2011 income tax returns. The ETR during 2011 was reduced as the Company recorded $0.3 million of federal tax credits related to research and development activities, and $0.3 million of federal tax credits related to the retention of certain individuals hired during 2010. The impact of these credits was partially offset by an increase in the valuation allowance of $0.2 million associated with net operating losses incurred by certain foreign subsidiaries.
The Company did not record a tax benefit for its research and development activities during 2012 as the legislation extending the tax credit related to these expenses, the American Taxpayer Relief Act of 2012, was not passed by the U.S. federal government until January 2013. As required under current accounting guidelines, the Company expects to recognize a tax benefit of approximately $0.3 million for these 2012 credits in the 2013 first quarter.
The expected relationship between foreign income before taxes and the foreign provision for income taxes differs from the actual relationship above as a result of certain foreign losses incurred for which no tax benefit has been recognized.  Management has determined that it is unclear whether operations in those jurisdictions will produce taxable income in future years sufficient to realize the benefit of the losses in those jurisdictions.  In addition, certain costs deducted for financial statement purposes are not deductible for tax purposes in some foreign jurisdictions, such as various employee benefit costs, resulting in a substantial increase to foreign taxable income.

The Company’s deferred tax assets and liabilities at December 31, 2012 and 2011 consist of the following:

December 31,	2012	2011
(amounts in thousands)
Assets
Deferred compensation	$8,065	$6,671
Loss carryforwards	1,094	1,120
Accruals deductible for tax purposes when paid	457	412
Depreciation	57	358
Allowance for doubtful accounts	289	316
Amortization	—	84
State taxes	792	811
Gross deferred tax assets	10,754	9,772
Deferred tax asset valuation allowance	(2,269)	(1,404)
Gross deferred tax assets less valuation allowance	8,485	8,368
Liabilities
Depreciation	(820)	(77)
Other	(85)	(8)
Gross deferred tax liabilities	(905)	(85)
Net deferred tax assets	$7,580	$8,283
Net deferred tax assets and liabilities are recorded as follows:
Net current assets	$1,145	$1,221
Net non-current assets	6,435	7,062
Net deferred tax assets	$7,580	$8,283
In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, the availability of qualified professional staff, and a decrease in demand for IT services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at December 31, 2012, management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.

For tax purposes, the Company has various U.S. state net operating loss carryforwards which began to expire in 2011, and have approximately $2.1 million remaining. These net operating losses have a carryforward period of 5 to 20 years. The Netherlands net operating loss carryforward began to expire in 2011 and has $1.5 million remaining, while in the United Kingdom the net operating loss carryforward is approximately $2.8 million, and has no expiration date.
At December 31, 2012, the Company has a deferred tax asset before the valuation allowance in the United States resulting from net operating losses in various states of approximately $0.1 million, in the United Kingdom of approximately $0.6 million, and in the Netherlands of approximately $0.4 million. Management has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future years, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of the deferred tax asset totaling $1.1 million will be realized at any point in the future. Accordingly, at December 31, 2012, the Company has offset most of the asset with a valuation allowance totaling $1.0 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.1 million. During 2012, the net increase in the valuation allowance was $0.9 million, primarily relating to an increase in the valuation reserve associated with certain deferred tax assets related to the Netherlands defined-benefit pension plan.
The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2008.
A reconciliation of unrecognized tax benefits for 2012 and 2011 is as follows:

(amounts in thousands)
Balance at January 1, 2011	$57
Additions based on tax positions related to the current year	50
Additions for tax positions of prior years	16
Reductions for lapse of statute of limitations	—
Settlements	—
Balance at December 31, 2011	123
Additions based on tax positions related to the current year	50
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Settlements	—
Balance at December 31, 2012	$173
The balance at December 31, 2012 of $173,000 represents gross unrecognized tax benefits that if recognized would impact the Company’s effective tax rate. No significant increase or decrease in the total amount of unrecognized tax benefits is expected within the next twelve months.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. At December 31, 2012, the Company had approximately $9,000 (less the associated tax benefit) accrued for the payment of interest and penalties, as applicable.
The Company has established its unrecognized tax benefits based upon the anticipated outcome of tax positions taken for financial statement purposes compared with positions taken on the Company’s tax returns. The Company records the benefit for unrecognized tax benefits only when it is more likely than not that the position will be sustained upon examination by the taxing authorities. The Company reviews its unrecognized tax benefits on a quarterly basis. Such reviews include consideration of factors such as the cause of the action, the degree of probability of an unfavorable outcome, the Company’s ability to estimate the liability, and the timing of the liability and how it will impact the Company’s other tax attributes. At December 31, 2012, the Company believes it has adequately provided for its tax-related liabilities.
Undistributed earnings of the Company’s foreign subsidiaries at December 31, 2012 are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

In 2012, 2011, and 2010, a total of 461,000, 465,000, and 101,000 shares of common stock, respectively, were issued through the exercise of non-qualified stock options or through the disqualifying disposition of incentive stock options. The tax benefit to the Company from these transactions, which was credited to capital in excess of par value rather than recognized as a reduction of income tax expense, was $2.2 million, $1.6 million, and $0.2 million in 2012, 2011, and 2010, respectively. These tax benefits have also been recognized in the consolidated balance sheets as a reduction of income taxes payable.
Net income tax payments during 2012, 2011, and 2010 totaled $6.5 million, $4.6 million, and $4.8 million, respectively.

6.	Lease Commitments
At December 31, 2012, the Company was obligated under a number of long-term operating leases, some of which contain renewal options with escalation clauses commensurate with local market fluctuations, however, generally limiting the increase to no more than 5.0% of the existing lease payment.
Minimum future obligations under such leases are summarized as follows:

Year Ending December 31,
(amounts in thousands)
2013	$4,756
2014	3,642
2015	2,546
2016	1,512
2017	647
Later years	783
Minimum future obligations	$13,886
The operating lease obligations relate to the rental of office space, office equipment, and automobiles leased in Europe. Total rental expense under such operating leases for 2012, 2011, and 2010 was approximately $6.3 million, $6.8 million, and $6.4 million, respectively.

7.	Deferred Compensation Benefits
The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (ESBP) that provides certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The plan was amended as of November 30, 1994, to freeze benefits for the participants in the plan at that time.
Net periodic pension cost for the years ended December 31, 2012, 2011, and 2010 for the ESBP is as follows:

Net Periodic Pension Cost—ESBP	2012	2011	2010
(amounts in thousands)
Interest cost	$338	$408	$451
Amortization of actuarial loss	279	208	166
Net periodic pension cost	$617	$616	$617

The Company also retained a contributory defined-benefit plan for its previous employees located in the Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003. Net periodic pension (cost) benefit was approximately $(118,000), $(77,000), and $5,000 for the years ending December 31, 2012, 2011 and 2010, respectively.

The change in benefit obligation and reconciliation of fair value of plan assets for the years ended December 31, 2012 and 2011 for the ESBP and NDBP are as follows:

	ESBP		NDBP
Changes in Benefit Obligation	2012	2011	2012	2011
(amounts in thousands)
Benefit obligation at beginning of period	$9,508	$9,024	$7,925	$6,580
Interest cost	338	408	360	323
Benefits paid	(727)	(793)	(113)	(106)
Actuarial loss (gain)	(714)	869	3,475	1,391
Effect of exchange rate changes	—	—	266	(263)
Benefit obligation at end of period	8,405	9,508	11,913	7,925
Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of period	—	—	7,811	7,831
Actual return on plan assets	—	—	336	314
Employer contributions	727	793	—	42
Benefits paid	(727)	(793)	(113)	(106)
Administrative costs	—	—	(57)	(81)
Effect of exchange rate changes	—	—	166	(189)
Fair value of plan assets at end of period	—	—	8,143	7,811
Accrued benefit cost	$8,405	$9,508	$3,770	$114
Accrued benefit cost is included in the consolidated balance sheet as follows:
Current liabilities	$729	$759	$—	$—
Non-current liabilities	$7,676	$8,749	$3,770	$114
Discount rates:
Benefit obligation	3.02%	3.71%	2.80%	4.60%
Net periodic pension cost	3.71%	4.73%	4.60%	4.70%
Salary increase rate	—%	—%	—%	—%
Expected return on plan assets	—%	—%	4.00%	4.00%
For the ESBP, the accumulated benefit obligation at December 31, 2012 and 2011 was $8.4 million and $9.5 million, respectively. The amounts included in other comprehensive loss relating to the pension loss adjustment in 2012 and 2011, net of tax, were approximately $0.6 million and $0.4 million, respectively. The discount rate used in 2012 was 3.02%, which is reflective of a series of bonds that are included in the Moody’s Aa long-term corporate bond yield whose cash flow approximates the payments to participants under the ESBP for the remainder of the plan. This rate was a decrease of 69 basis points from the rate used in the prior year and resulted in an increase in the plan’s liabilities of approximately $0.4 million. However, the accumulated benefit obligation decreased year-over-year as two participants in the plan passed away during 2012. Benefits paid to participants are funded by the Company as needed, and are expected to total approximately $0.7 million in 2013. The plan is deemed unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts considered sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan other than for current year benefit payments as required in 2013 or future years.

For the NDBP, the accumulated benefit obligation at December 31, 2012 and 2011 was $11.9 million and $7.9 million, respectively. The discount rate used in 2012 was 2.80%, which is reflective of a series of corporate bonds whose cash flow approximates the payments to participants under the NDBP for the remainder of the plan. This rate was a decrease of 180 basis points from the rate used in the prior year, and resulted in an increase in the plan’s liabilities of $3.7 million in 2012.

The assets for the NDBP are held by Aegon, a financial services firm located in the Netherlands. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the amount allocated to the NDBP in any given year. The fair value of the assets is determined using a Level 3 methodology (see note 1 “Summary of Significant Accounting Policies—Fair Value”). The calculation of fair value includes determining the present value of the future expected payments under the plan, including using assumptions such as expected market rates of return, equity and interest rate volatility, credit risk, correlations of market returns, and discount rates. In 2012 and 2011, the plan investments had a targeted minimum return to the Company of 4.0%, which is consistent with historical returns and the guaranteed 4.0% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, intends to maintain the current investment strategy of investing plan assets solely in government bonds in 2013.
Anticipated benefit payments for the ESBP and the NDBP expected to be paid in future years are as follows:

Year Ending December 31,	ESBP	NDBP
(amounts in thousands)
2013	$697	$137
2014	739	155
2015	725	159
2016	659	177
2017	640	200
2018-2022	2,943	1,460
Total	$6,403	$2,288
For the ESBP and the NDBP, the amounts included in accumulated other comprehensive loss, net of tax, that have not yet been recognized as components of net periodic benefit cost as of December 31, 2012 are $1.7 million and $4.8 million, respectively, for unrecognized actuarial losses. The amounts included in accumulated other comprehensive loss, net of tax, that had not yet been recognized as components of net periodic benefit cost as of December 31, 2011 were $2.3 million and $1.2 million, respectively, also for unrecognized actuarial losses.
The amounts recognized in other comprehensive loss, net of tax, for 2012, 2011, and 2010, which primarily consist of an actuarial loss, totaled $2.8 million, $1.7 million, and $0.5 million, respectively. Net periodic pension cost (benefit), and the amounts recognized in other comprehensive loss, net of tax, for the ESBP and the NDBP for 2012, 2011, and 2010 totaled $(2.1) million, $(1.1) million, and $0.1 million, respectively.
The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2013 for the ESBP and the NDBP for unrecognized actuarial losses total $0.3 million.

The Company also maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. There were $0.4 million in contributions to the plan in 2012 for amounts earned in 2011, $0.3 million in contributions to the plan in 2011 for amounts earned in 2010, and $0.1 million in contributions to the plan in 2010 for amounts earned in 2009. The Company anticipates making contributions in 2013 totaling approximately $0.3 million to this plan for amounts earned in 2012. The investments in the plan are included in the total assets of the Company, and are discussed in note 3, “Investments.” During 2012 and 2011, several participants in the plan exchanged a portion of their investments for stock units which represent shares of the Company’s common stock. In exchange for the funds received, the Company issued shares out of treasury stock equivalent to the number of share units received by the participants. These shares of common stock are not entitled to any voting rights and the holders will not receive dividends, if any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.
The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Cash contributions were made to the plan for certain of these directors totaling approximately $0.1 million for each of 2012, 2011 and 2010.  At the time the contributions were made, one of the non-employee directors elected to exchange his cash contributions to the plan for the purchase of stock units which represent shares of the Company’s common stock. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in exchange for funds received, the Company issued stock out of treasury stock equivalent to the number of share units received by the participant.  These shares of common stock are not entitled to any voting rights and the holder will not receive dividends, if any are paid.  The shares are being held by the Company, and will be released to the non-employee director as prescribed by their payment election under the plan, as either shares of stock or the cash equivalent.

8.	Employee Benefits
401(k) Profit-Sharing Retirement Plan
The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. At its discretion, the Company may match up to 50% of the first 6% of eligible wages contributed by the participants. Company contributions, which currently consist of cash and may include the Company’s stock, were funded and charged to operations in the amounts of $2.8 million, $2.6 million, and $2.2 million for 2012, 2011, and 2010, respectively.
Other Retirement Plans
The Company maintains various other defined contribution retirement plans covering substantially all of the remaining European employees. Company contributions charged to operations were $0.1 million in each of 2012, 2011, and 2010.
Employee Health Insurance
The Company provides various health insurance plans for its employees, including a self-insured plan for its salaried employees in the U.S. The Company currently provides only limited health insurance coverage for its hourly employees in the U.S. Under recently issued legislation, the Company will be required to offer healthcare coverage to those employees in 2014, or pay penalties currently totaling at least $2,000 per person.

9.	Shareholders’ Equity
Employee Stock Purchase Plan
Under the Company’s First Employee Stock Purchase Plan (ESPP), employees may apply up to 10% of their compensation to purchase the Company’s common stock. Shares are purchased at the closing market price on the business day preceding the date of purchase. At the Company's annual meeting in May 2012, the Company's shareholders approved the addition of 250,000 shares for this plan. As of December 31, 2012, approximately 261,000 shares remain unissued under the ESPP. During 2012, 2011, and 2010, approximately 19,000, 22,000, and 22,000 shares, respectively, were purchased under the ESPP at an average price of $15.29, $12.49, and $7.98 per share, respectively.
Stock Trusts
The Company maintains a Stock Employee Compensation Trust (SECT) to provide funding for existing employee stock plans and benefit programs. Shares of the Company’s common stock are purchased by and released from the SECT by the trustee of the SECT at the request of the compensation committee of the Board of Directors. As of December 31, 2012, all shares remaining in the SECT were unallocated and, therefore, are not considered outstanding for purposes of calculating earnings per share. There were no shares purchased or released by the SECT during 2012, 2011, or 2010, and there were 3.3 million shares in the SECT at each of December 31, 2012, 2011 and 2010.
The Company created an Omnibus Stock Trust (OST) to provide funding for various employee benefit programs. Shares of the Company’s common stock are released from the OST by the trustee at the request of the compensation committee of the Board of Directors. There were no shares purchased or released by the OST during 2012, 2011, or 2010, and there were 59,000 shares in the OST at each of December 31, 2012, 2011 and 2010.
Preferred Stock
At December 31, 2012 and 2011, the Company had 2,500,000 shares of par value $0.01 preferred stock authorized for issuance, but none outstanding.

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
Equity-based compensation expense, tax benefit and net equity-based compensation cost for 2012, 2011 and 2010 are as follows:

	2012	2011	2010
(amounts in thousands)
Equity-based compensation	$2,236	$1,654	$1,349
Tax benefit	788	566	462
Net equity-based compensation expense	$1,448	$1,088	$887
On May 12, 2010, the shareholders approved the Company’s 2010 Equity Award Plan (2010 Plan). Under the provisions of the 2010 Plan, stock options, restricted stock, stock appreciation rights, and other awards may be granted or awarded to employees and directors of the company, as well as non-employees. The compensation committee of the Board of Directors determines the nature, amount, pricing and vesting of the grants or awards. All options and awards remain in effect until the earliest of the expiration, exercise, or surrender date. Options generally become exercisable in four equal installments, typically beginning one year from the date of grant, and expire no more than 15 years from the date of grant. A total of 900,000 shares may be granted or awarded under the 2010 plan, 414,000 of which are available for grant as of December 31, 2012.
On April 26, 2000, the shareholders approved the Company’s 2000 Equity Award Plan (Equity Plan). Under the provisions of the Equity Plan, stock options, restricted stock, stock appreciation rights, and other awards could previously be granted or awarded to employees and directors of the Company. The compensation committee of the Board of Directors determines the nature, amount, pricing, and vesting of the grants or awards. All options and awards remain in effect until the earlier of the expiration, exercise, or surrender date. Options generally become exercisable in three or four equal annual installments, typically beginning one year from the date of grant, and expire no more than 15 years from the date of grant. In certain limited instances, options granted at fair market value are expected to vest nine and one-half years from the date of grant. There are no shares or options available for grant under this plan as of December 31, 2012.
On April 24, 1991, the shareholders approved the Company’s 1991 Employee Stock Option Plan (1991 Plan). Under the provisions of the 1991 Plan, options could previously be granted to employees and directors of the Company. The exercise price for options granted under this plan were equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. All options remain in effect until the earlier of the expiration, exercise, or surrender date. There are no shares or options available for grant under this plan as of December 31, 2012.
Under the Company’s 1991 Restricted Stock Plan, a total of 800,000 shares of restricted stock may be granted to certain key employees, and 277,000 shares are available for grant as of December 31, 2012.
The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. The per-option weighted-average fair value on the date of grant of stock options granted in 2012, 2011, and 2010 was $5.47, $4.57, and $3.09, respectively.
The fair value of the options at the date of grant was estimated using the following weighted-average assumptions for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Expected life (years)	2.7	2.8	3.1
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.4%	1.0%	1.5%
Expected volatility	61.3%	55.6%	65.3%
The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the option granted to estimate the expected volatility for the grants made in 2010, 2011 and 2012. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of paying dividends, and the expectation of paying dividends in the foreseeable future.

During 2010, 2011 and 2012, the Company issued restricted stock to certain employees, and in 2010, to its independent directors. For the employees, the stock vests over a period of four years, with 25% of the stock issued vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock is fully vested. The Company is recognizing compensation expense for these shares ratably over the expected term of the restricted stock, or four years. For the independent directors, the issued stock vests at retirement. As the directors are eligible for retirement from the Company’s Board of Directors at any point in time, the Company recognized the expense associated with these shares on the date of grant. The shares of restricted stock issued are considered outstanding, can be voted, and are eligible to receive dividends, if any are paid. However, the restricted shares do not include a non-forfeitable right for the holder to receive dividends and none will be paid in the event the awards do not vest. Accordingly, only vested shares of outstanding restricted stock are included in the calculation of basic earnings per share.
As of December 31, 2012, total remaining stock-based compensation expense for non-vested equity-based compensation is approximately $3.9 million, which is expected to be recognized on a weighted-average basis over the next 16 months. Historically, the Company has issued shares out of treasury stock or the SECT to fulfill the share requirements from stock option exercises and restricted stock grants.
A summary of stock option activity under the 2010 Plan and Equity Plan is as follows:

	2010 Plan Options	Weighted- Average Exercise Price	Equity Plan Options	Weighted- Average Exercise Price
Outstanding at December 31, 2009	—	$—	3,710,817	$4.14
Granted	—	$—	366,150	$7.18
Exercised	—	$—	(154,955)	$4.27
Canceled or forfeited	—	$—	(19,287)	$4.62
Expired	—	$—	(7,250)	$3.74
Outstanding at December 31, 2010	—	$—	3,895,475	$4.42
Granted	275,500	$12.86	—	$—
Exercised	—	$—	(660,338)	$4.01
Canceled or forfeited	(10,000)	$12.16	(55,687)	$5.57
Expired	—	$—	(4,375)	$3.50
Outstanding at December 31, 2011	265,500	$12.89	3,175,075	$4.49
Granted	225,596	$14.41	—	$—
Exercised	(20,750)	$13.53	(574,353)	$3.58
Canceled or forfeited	(5,250)	$13.81	(13,175)	$5.42
Expired	—	$—	(3,000)	$3.56
Outstanding at December 31, 2012	465,096	$13.59	2,584,547	$4.68
Options Exercisable at December 31, 2012	215,923	$13.46	2,406,076	$4.56

For 2012, there were 20,750 shares exercised under the 2010 plan, and the intrinsic value of those exercised shares was $55,000. For both 2011 and 2010, there were no shares exercised under the 2010 plan. For 2012, 2011, and 2010, the intrinsic value of the options exercised under the Equity Plan was $7.4 million, $6.0 million, and $0.7 million, respectively. At December 31, 2012, there are 153,000 options remaining outstanding under the 1991 Plan, and the intrinsic value of the options exercised under the 1991 Plan for 2012, 2011, and 2010 was $0.0 million, $0.3 million, and $0.1 million, respectively.

A summary of restricted stock activity under the Equity Plan and the 1991 Restricted Stock Plan is as follows:

	Equity Plan Restricted Stock	Weighted- Average Fair Value	1991 Restricted Stock Plan	Weighted- Average Fair Value
Outstanding at December 31, 2009	229,125	$5.00	151,375	$4.82
Granted	—	$—	77,000	$7.18
Released	(7,625)	$4.65	(45,875)	$4.79
Canceled or forfeited	—	$—	—	$—
Outstanding at December 31, 2010	221,500	$5.01	182,500	$5.83
Granted	—	$—	160,000	$12.19
Released	—	$—	(62,125)	$5.54
Canceled or forfeited	—	$—	(18,000)	$8.88
Outstanding at December 31, 2011	221,500	$5.01	262,375	$9.57
Granted	—	$—	127,500	$15.04
Released	(40,000)	$4.97	(90,626)	$8.38
Canceled or forfeited	—	$—	(7,500)	$11.14
Outstanding at December 31, 2012	181,500	$5.02	291,749	$12.29
Options Outstanding at December 31, 2012
A summary of stock options that are outstanding at December 31, 2012 for the 2010 Plan and the Equity Plan is as follows:

Range of Exercise Prices:	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
2010 Plan
$12.16 – $13.75	349,000	$13.08	11.8	$1,798,695
$15.04 – $15.90	116,096	$15.14	9.8	359,084
	465,096	$13.59	11.3	$2,157,779
Equity Plan
$2.35 – $3.26	526,625	$3.14	5.2	$7,948,056
$3.48 – $4.90	1,316,147	$4.47	5.0	18,105,505
$5.25 – $7.18	741,775	$6.15	7.2	8,959,119
	2,584,547	$4.68	5.7	$35,012,680
At December 31, 2012, there are also 153,000 options remaining outstanding under the 1991 stock option plan, with 127,000 options ranging in prices from $2.88 to $6.00, and 26,000 options ranging in prices from $16.19 to $26.06, all with a remaining average contractual life of 2.4 years, and having an intrinsic value of $1.6 million.

Options Exercisable at December 31, 2012
A summary of stock options that are exercisable at December 31, 2012 for the 2010 Plan and the Equity Plan is as follows:

Range of Exercise Prices:	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
2010 Plan
$12.16 – $13.75	209,375	$13.38	13.0	$1,015,056
$15.04 – $15.90	6,548	$15.90	14.7	15,257
	215,923	$13.46	13.0	$1,030,313
Equity Plan
$2.35 – $3.26	526,625	$3.14	5.2	$7,948,056
$3.48 – $4.90	1,251,024	$4.45	5.0	17,237,415
$5.25 – $7.18	628,427	$5.97	6.9	7,706,623
	2,406,076	$4.56	5.5	$32,892,094
At December 31, 2012, there are also 153,000 options remaining exercisable under the 1991 stock option plan, with 127,000 options ranging in prices from $2.88 to $6.00, and 26,000 options ranging in prices from $16.19 to $26.06, all with a remaining average contractual life of 2.4 years, and having an intrinsic value of $1.6 million.
The aggregate intrinsic values as calculated in the above charts detailing options that are outstanding and those that are exercisable, respectively, are based upon the Company’s closing stock price on December 31, 2012 of $18.23 per share.

11.     Significant Customer
International Business Machines Corporation (IBM) is the Company’s largest customer. In 2012, 2011, and 2010, IBM accounted for $113.5 million or 26.7%, $116.5 million or 29.4%, and $102.3 million or 30.9% of the Company’s consolidated revenue, respectively. The Company’s accounts receivable from IBM at December 31, 2012 and 2011 amounted to $12.6 million and $12.8 million, respectively. No other customer accounted for more than 10.0% of revenue in 2012, 2011, or 2010.

12.	Contingencies
The Company and its subsidiaries are involved from time to time in various legal proceedings and tax audits arising in the ordinary course of business. At December 31, 2012 and 2011, the Company was in discussion with various governmental agencies relative to tax matters, including income, sales and use, and property and franchise taxes. The outcome of these audits and legal proceedings, as applicable, involving the Company and its subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such audits cannot be accurately predicted. However, as none of these matters are individually or in the aggregate significant, and as management has recorded an estimate of its potential liability for these audits at December 31, 2012 and 2011, and the Company does not have any open legal proceedings, the Company does not expect the conclusion of these matters to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

Financial Information About Geographic Areas	2012	2011	2010
(amounts in thousands)
Revenue from External Customers:
United States	$355,022	$328,422	$269,071
Belgium(1)	41,957	43,011	41,317
Other European countries	26,653	23,969	19,396
Other country	783	873	1,623
Total revenue	$424,415	$396,275	$331,407
Long-lived Assets:
United States	$6,102	$7,119	$7,730
Europe	814	850	634
Total long-lived assets	$6,916	$7,969	$8,364
Deferred Tax Assets, Net of Valuation Allowance:
United States	$8,485	$8,368	$7,261
Europe	—	—	—
Other country	—	—	—
Total deferred tax assets, net	$8,485	$8,368	$7,261

(1)	Revenue for Belgium has been disclosed separately as it exceeds 10% of consolidated revenue for certain of the years presented

14.     Quarterly Financial Data (Unaudited)

	Quarters
	First	Second (1)	Third	Fourth (1)	Total
(amounts in thousands, except per-share data)
2012
Revenue	$103,367	$106,705	$106,418	$107,925	$424,415
Direct costs	81,515	83,810	83,283	84,478	333,086
Gross profit	21,852	22,895	23,135	23,447	91,329
Selling, general, and administrative expenses	16,253	16,752	16,812	17,050	66,867
Operating income	5,599	6,143	6,323	6,397	24,462
Interest and other income (expense), net	(50)	384	(68)	717	983
Income before income taxes	5,549	6,527	6,255	7,114	25,445
Provision for income taxes	2,189	2,404	2,442	2,245	9,280
Net income	$3,360	$4,123	$3,813	$4,869	$16,165
Basic net income per share	$0.22	$0.27	$0.25	$0.32	$1.07
Diluted net income per share	$0.20	$0.25	$0.23	$0.29	$0.96

(1)
Included in interest and other income is $0.4 million or $0.03 basic and diluted net income per share, and $0.8 million or $0.05 basic and diluted net income per share in the second and fourth quarters, respectively, for life insurance proceeds received for former Company executives that passed away during the respective quarters.

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
Evaluation of Disclosure Controls and Procedures
The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this annual report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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
Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management did not identify any control deficiencies it considered to be material weaknesses under the rules specified by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, and therefore concluded that its internal control over financial reporting was effective as of December 31, 2012.
Our independent registered public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting. Their report appears in Item 9A (b), Attestation Report of the Registered Public Accounting Firm.

(b)	Attestation Report of the Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Computer Task Group, Incorporated:
We have audited Computer Task Group, Incorporated’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Computer Task Group, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(a)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Computer Task Group, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Computer Task Group, Incorporated as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 22, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Buffalo, New York
February 22, 2013

(c)	Changes in Internal Control Over Financial Reporting
The Company continues to review, revise and improve the effectiveness of the Company’s internal controls on a continuous basis. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this annual report. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this annual report, which ended on December 31, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required in response to this item is incorporated herein by reference to the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors and Committees” in relation to the “Audit Committee” and “Nominating and Corporate Governance Committee and Director Nomination Process” subsections, and “Corporate Governance and Website Information” in the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 8, 2013 (Proxy Statement) to be filed with the SEC not later than 120 days after the end of the year ended December 31, 2012, except insofar as information with respect to executive officers is presented in Part I, Item 1 of this report pursuant to General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation
The information required in response to this item is incorporated herein by reference to the information under the caption “The Board of Directors and Committees” and “Compensation Discussion and Analysis” (including all compensation tables) presented in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below, the information required in response to this item is incorporated herein by reference to the information under the caption “Security Ownership of the Company’s Common Shares by Certain Beneficial Owners and by Management” presented in the Proxy Statement.
The following table sets forth, as of December 31, 2012, certain information related to the Company’s compensation plans under which shares of its common stock are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2010 Equity Award Plan	465,096	$13.59	414,154
2000 Equity Award Plan	2,584,547	$4.68	—
1991 Employee Stock Option Plan	153,130	$8.56	—
1991 Restricted Stock Plan	—	$—	276,750
Equity compensation plans not approved by security holders:
None	—	$—	—
	3,202,773	$6.16	690,904
At December 31, 2012, the Company did not have any outstanding rights or warrants. All outstanding awards are either stock options or restricted stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required in response to this item is incorporated herein by reference to the information under the caption “Certain Relationships and Related Person Transactions,” "The Board of Directors and Committees," and “Director Independence and Executive Sessions” presented in the Proxy Statement.

Item 14.     Principal Accounting Fees and Services

The information required in response to this item is incorporated herein by reference to the information under the caption “Appointment of Auditors and Fees” presented in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Computer Task Group, Incorporated:
Under date of February 22, 2013, we reported on the consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Buffalo, New York February 22, 2013

COMPUTER TASK GROUP, INCORPORATED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Balance at January 1	Additions		Deductions		Balance at December 31
2012
Accounts deducted from accounts receivable -
Allowance for doubtful accounts	$965	326	A	(429)	A	$862
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$1,404	1,000	B	(135)	B	$2,269

2011
Accounts deducted from accounts receivable -
Allowance for doubtful accounts	$860	729	C	(624)	C	$965
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$2,693	585	D	(1,874)	D	$1,404
Accounts deducted from other assets -
Reserves	$575	—		(575)	E	$—
2010
Accounts deducted from accounts receivable -
Allowance for doubtful accounts	$964	13		(117)		$860
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$2,649	260		(216)		$2,693
Accounts deducted from other assets -
Reserves	$575	—		—		$575

A
These balances primarily reflect additions to the allowance charged to expense resulting from the normal course of business, less deductions for recovery of accounts that were previously reserved, and additions and deductions for foreign currency translation

B	These balances primarily reflect additions for an increase in the valuation reserve associated with certain deferred tax assets related to the Netherlands defined-benefit plan

C
These balances primarily reflect additions to the allowance for a customer bankruptcy in the Company's 2011 fourth quarter, less deductions for accounts written off that were previously reserved, and additions and deductions for foreign currency translation

D
These balances primarily reflect additions for current year activity, deductions for the expiration of certain unused net operating losses, and additions and deductions for foreign currency translation

E	This balance reflects a deduction for amounts written off that were previously reserved

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ James R. Boldt
James R. Boldt,
Chairman and Chief Executive Officer
Dated: February 22, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
(i)	Principal Executive Officer	Chairman and Chief Executive Officer	February 22, 2013
/s/ James R. Boldt
James R. Boldt

(ii)	Principal Accounting and Principal Financial Officer	Chief Financial Officer	February 22, 2013
/s/ Brendan M. Harrington
Brendan M. Harrington

(iii)	Directors
	/s/ Thomas E Baker	Director	February 22, 2013
Thomas E. Baker

	/s/ James R. Boldt	Director	February 22, 2013
James R. Boldt

	/s/ Randall L. Clark	Director	February 22, 2013
Randall L. Clark

	/s/ David H. Klein	Director	February 22, 2013
David H. Klein

	/s/ William D. McGuire	Director	February 22, 2013
William D. McGuire

	/s/ John M. Palms	Director	February 22, 2013
John M. Palms

	/s/ Daniel J. Sullivan	Director	February 22, 2013
Daniel J. Sullivan

EXHIBIT INDEX

Exhibit		Description	Reference
3.	(a)	Restated Certificate of Incorporation of Registrant	(1)
	(b)	Restated By-laws of Registrant	(2)
4.	(a)	Restated Certificate of Incorporation of Registrant	(1)
	(b)	Restated By-laws of Registrant	(2)
	(c)	Specimen Common Stock Certificate
10.	(a)	Stock Employee Compensation Trust Agreement, dated May 3, 1994, between Registrant and Thomas R. Beecher, Jr., as trustee	(2) +
	(b)	Demand Grid Note, dated October 29, 1997, between Registrant and Computer Task Group, Incorporated Stock Employee Compensation Trust	(2) +
	(c)	Pledge Agreement, between the Registrant and Thomas R. Beecher, Jr., as Trustee of the Computer Task Group, Incorporated Stock Employee Compensation Trust	(2) +

	+	Management contract or compensatory plan or arrangement
	(1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference (file No. 001-09410 filed on March 10, 2008)
	(2)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference (file No. 001-09410 filed on March 7, 2007)

EXHIBIT INDEX (Continued)

Exhibit		Description	Reference
10.	(d)	2012 Key Employee Compensation Plans	(3) +
	(e)	Computer Task Group, Incorporated Non-Qualified Key Employee Deferred Compensation Plan	(2) +
	(f)	1991 Restricted Stock Plan	(1) +
	(g)	Computer Task Group, Incorporated 2000 Equity Award Plan	(4) +
	(h)	Executive Supplemental Benefit Plan 1997 Restatement	(1) +
	(i)	First Amendment to the Computer Task Group, Incorporated Executive Supplemental Benefit Plan 1997 Restatement	(1) +
	(j)	Compensation Arrangements for the Named Executive Officers	# +
	(k)	Change in Control Agreement, dated January 1, 2010, between the Registrant and James R. Boldt, as amended and restated	(5) +
	(l)	Employment Agreement, dated January 1, 2010, between the Registrant and James R. Boldt, as amended and restated	(5) +
	(m)	Officer Change in Control Agreement	(5) +
	(n)	First Employee Stock Purchase Plan (Eighth Amendment and Restatement)	(1) +
	(o)	Loan Agreement By and Among Manufacturers and Traders Trust Company and Computer Task Group, Incorporated	(6)

	#	Filed herewith
(3)
Included in the Registrant’s definitive Proxy Statement dated April 2013 under the caption entitled “Baseline Compensation – Performance-Based Incentives - Annual Cash Incentive Compensation,” and incorporated herein by reference

	(4)	Filed as an Exhibit to the Registrant’s Form 8-K on November 18, 2008, and incorporated herein by reference (file No. 001-09410)
	(5)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference (file No. 001-09410 filed on February 25, 2009)
	(6)	Filed as an Exhibit to the Registrant’s Form 8-K on April 21, 2005, and incorporated herein by reference (file No. 001-09410)

EXHIBIT INDEX (Continued)

Exhibit		Description	Reference
10.	(p)	Third Amendment to the Loan Agreement, dated February 4, 2008, among Computer Task Group, Incorporated, Manufacturers and Traders Trust Company and Key Bank National Association	(7)
	(q)	1991 Employee Stock Option Plan	(8)
	(r)	Fourth amendment to the Loan Agreement, dated December 23, 2010, among Computer Task Group, Incorporated, Manufacturers and Traders Trust Company, and Key Bank National Association	(9)
	(s)	2010 Equity Award Plan	(10)
	(t)	Fifth amendment to the Loan Agreement, dated February 13, 2013, among Computer Task Group, Incorporated, Manufacturers and Traders Trust Company and Key Bank National Association	#
14.		Code of Ethics	(11)
21.		Subsidiaries of the Registrant	#
23.		Consent of Experts and Counsel	#
31.	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#
	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#
32.		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	#
101.
Interactive data files pursuant to Rule 405 of Regulation S-T: the Consolidated Statements of Income and Comprehensive Income for the years ending December 31, 2012, 2011 and 2010, the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, the Consolidated Statements of Cash Flows for the years ending December 31, 2012, 2011 and 2010, the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011, and 2010, and the Notes to the Consolidated Financial Statements

	#	Filed herewith
	(7)	Filed as an Exhibit to the Registrant’s Form 8-K on February 8, 2008, and incorporated herein by reference (file No. 001-09410)
	(8)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference (file No. 001-09410 filed on March 7, 2007)
	(9)	Filed as an Exhibit to the Registrant’s Form 8-K on December 28, 2010, and incorporated herein by reference (file No. 001-09410)
	(10)	Filed as an Exhibit to the Registrant’s Registration Statement No. 333-167462 on Form S-8 filed on June 11, 2010, and incorporated herein by reference
(11)
Included at the internet address specified in the Registrant’s definitive Proxy Statement dated April 2013 under the caption entitled “Corporate Governance and Website Information,” and incorporated herein by reference