Form 10-Q
period 2013-03-29
COMPUTER TASK GROUP INC
filed 2013-04-26
CIK 23111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	April 19, 2013
Common stock, par value $.01 per share	18,822,865

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	March 29, 2013	March 30, 2012

Revenue	$108,495	$103,367
Direct costs	85,896	81,515
Selling, general and administrative expenses	16,417	16,253
Operating income	6,182	5,599
Interest and other income	10	44
Interest and other expense	119	94
Income before income taxes	6,073	5,549
Provision for income taxes	2,016	2,189
Net income	$4,057	$3,360
Net income per share:
Basic	$0.26	$0.22
Diluted	$0.24	$0.20
Weighted average shares outstanding:
Basic	15,430	15,169
Diluted	17,066	16,872

Cash dividend declared per share	$0.05	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(Unaudited)

	For the Quarter Ended
	March 29, 2013	March 30, 2012

Net Income	$4,057	$3,360
Foreign currency adjustment	(587)	411
Change in pension loss, net of taxes of $18 and $30 in 2013 and 2012, respectively	162	14
Comprehensive income	$3,632	$3,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share balances)
(Unaudited)

	March 29, 2013	December 31, 2012

Assets
Current Assets:
Cash and cash equivalents	$30,745	$40,614
Accounts receivable, net of allowances of $866 and $862 in 2013 and 2012, respectively	74,916	70,459
Prepaid and other current assets	2,115	1,450
Deferred income taxes	1,127	1,145
Total current assets	108,903	113,668
Property, equipment and capitalized software, net	6,956	6,916
Goodwill	37,879	35,678
Deferred income taxes	6,805	6,435
Other assets	2,640	2,871
Investments	940	637
Total assets	$164,123	$166,205
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$9,264	$10,170
Accrued compensation	26,055	32,162
Advance billings on contracts	2,371	2,481
Dividend payable	762	—
Other current liabilities	3,770	4,747
Income taxes payable	2,471	641
Total current liabilities	44,693	50,201
Deferred compensation benefits	12,812	12,847
Other long-term liabilities	402	376
Total liabilities	57,907	63,424
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	119,556	119,183
Retained earnings	102,939	99,644
Less: Treasury stock of 8,160,584 and 8,276,014 shares at cost, in 2013 and 2012, respectively	(50,102)	(50,302)
Stock Trusts of 3,363,351 shares at cost in both periods	(55,083)	(55,083)
Other	(259)	(251)
Accumulated other comprehensive loss	(11,105)	(10,680)
Total shareholders’ equity	106,216	102,781
Total liabilities and shareholders’ equity	$164,123	$166,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	For the Quarter Ended
	March 29, 2013	March 30, 2012

Cash flow from operating activities:
Net income	$4,057	$3,360
Adjustments:
Depreciation and amortization expense	631	648
Equity-based compensation expense	546	424
Deferred income taxes	(394)	(301)
Deferred compensation	(8)	96
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,618)	366
Increase in prepaid and other current assets	(633)	(617)
Decrease in other assets	231	285
Decrease in accounts payable	(2,174)	(877)
Decrease in accrued compensation	(5,934)	(6,320)
Increase in income taxes payable	1,676	1,273
Decrease in advance billings on contracts	(376)	(770)
Increase (decrease) in other current liabilities	(1,224)	11
Increase (decrease) in other long-term liabilities	147	(2)
Net cash used in operating activities	(7,073)	(2,424)
Cash flow from investing activities:
Acquisition of business, net of cash received	(2,488)	—
Additions to property and equipment	(675)	(340)
Deferred compensation plan investments, net	(302)	(398)
Net cash used in investing activities	(3,465)	(738)
Cash flow from financing activities:
Proceeds from stock option plan exercises	226	358
Excess tax benefits from equity-based compensation	427	350
Proceeds from Employee Stock Purchase Plan	99	77
Change in cash overdraft, net	389	(207)
Purchase of stock for treasury	—	(863)
Net cash provided by (used in) financing activities	1,141	(285)
Effect of exchange rates on cash and cash equivalents	(472)	298
Net decrease in cash and cash equivalents	(9,869)	(3,149)
Cash and cash equivalents at beginning of year	40,614	22,414
Cash and cash equivalents at end of quarter	$30,745	$19,265

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal quarter where the last day of each of the first three quarters is a Friday. The 2013 first quarter began on January 1, 2013 and ended on March 29, 2013. The 2012 first quarter began on January 1, 2012 and ended March 30, 2012. There were 63 billable days in the first quarter of 2013 and 64 in the first quarter of 2012.

2.	Summary of Significant Accounting Policies
Basis of Presentation and Consolidation

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

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, the valuation of goodwill and other intangible assets, valuation allowances for deferred tax assets, actuarial assumptions including discount rates and expected rates of return on assets, as applicable, for the Company's defined benefit and postretirement benefit plans, the allowance for doubtful accounts receivable, assumptions underlying stock option valuation, investment valuation, legal matters, other contingencies, and progress toward completion and direct profit or loss on contracts. Management believes that the information and disclosures provided herein are adequate to present fairly the condensed consolidated financial position, results of operations and comprehensive income, and cash flows of the Company. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10‑K filed with the SEC.
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
IT solutions and IT staffing revenue as a percentage of total revenue for the quarters ended March 29, 2013 and March 30, 2012 was as follows:

	For the Quarter Ended
	March 29, 2013	March 30, 2012
IT solutions	39.4%	39.5%
IT staffing	60.6%	60.5%
Total	100.0%	100.0%

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
CTG’s revenue by vertical market for the quarters ended March 29, 2013 and March 30, 2012 was as follows:

	For the Quarter Ended
	March 29, 2013	March 30, 2012
Healthcare	31.8%	31.5%
Technology service providers	30.4%	31.8%
Financial services	6.6%	6.2%
Energy	6.0%	6.2%
General markets	25.2%	24.3%
Total	100.0%	100.0%
Fair Value
Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants. The Company utilizes a fair value hierarchy for its assets and liabilities, as applicable, based upon three levels of input, which are:
Level 1—quoted prices in active markets for identical assets or liabilities (observable)
Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)
Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)
At March 29, 2013 and December 31, 2012, the carrying amounts of the Company’s cash of $30.7 million and $40.6 million, respectively, approximated fair value.
The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the quarters ended March 29, 2013 or March 30, 2012.
Life Insurance Policies
The Company has purchased life insurance on the lives of certain plan participants who are former employees in the non-qualified defined benefit Executive Supplemental Benefit Plan. Those policies have generated cash surrender value, and the Company has taken loans against the policies. At March 29, 2013 and December 31, 2012, these insurance policies have a gross cash surrender value of $25.1 million and $24.8 million, respectively, loans have been taken totaling $23.4 million and $23.1 million, respectively, and the net cash surrender value balance of $1.7 million for both periods is included on the consolidated balance sheet in “Other Assets” under non-current assets.
At both March 29, 2013 and December 31, 2012, the total death benefit for the remaining policies was approximately $37.1 million. Currently, upon the death of all of the remaining plan participants, the company would expect to receive approximately $13.2 million after the payment of outstanding loans, and record a gain of approximately $12.0 million.

Taxes Collected from Customers
In instances where the Company collects taxes from its customers for remittance to governmental authorities, primarily in its European operations, revenue and expenses are not grossed up as such taxes are recorded and presented on a net basis.
Cash and Cash Equivalents, and Cash Overdrafts
For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. The Company had no cash equivalents at March 29, 2013 or December 31, 2012. Additionally, as the Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment, the "change in cash overdraft, net," as presented on the condensed consolidated statement of cash flows represents the increase or decrease in outstanding checks year-over-year.

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at March 29, 2013 and December 31, 2012 are summarized as follows:

(amounts in thousands)	March 29, 2013	December 31, 2012
Property, equipment and capitalized software	$27,416	$26,905
Accumulated depreciation and amortization	(20,460)	(19,989)
Property, equipment and capitalized software, net	$6,956	$6,916
The Company recorded less than $0.1 million and $0 of capitalized software costs during the quarters ended March 29, 2013 and March 30, 2012, respectively. As of both of those dates, the Company had capitalized a total of approximately $5.1 million for software projects developed for internal use. Amortization periods range from two to five years, and are evaluated annually for propriety. Amortization expense totaled $0.3 million and $0.4 million in the quarters ended March 29, 2013 and March 30, 2012, respectively. Accumulated amortization for these projects totaled $3.5 million and $1.8 million as of March 29, 2013 and March 30, 2012, respectively.
Guarantees
The Company has several guarantees in place in our European operations which support office leases and performance under government projects. These guarantees total approximately $2.4 million and $2.5 million at March 29, 2013 and December 31, 2012, respectively, and generally have expiration dates ranging from April 2013 through June 2019.
Acquisition
In January 2013, the Company acquired etrinity, a provider of IT services to the healthcare market in Belgium and the Netherlands. The purchase price was approximately $2.8 million, of which $2.2 million is estimated to be recorded as either goodwill or other intangible assets. Founded in 2000, etrinity's 2012 revenue approximated U.S. $3 million. The firm's IT services are targeted to the healthcare provider market and include clinical systems integration and implementation, application management, technology support for medical imaging, training, and technical resources.

3.	Net Income Per Share
Basic and diluted earnings per share (EPS) for the quarters ended March 29, 2013 and March 30, 2012 was as follows:

	For the Quarter Ended
(amounts in thousands, except per-share data)	March 29, 2013	March 30, 2012
Weighted-average number of shares outstanding during period	15,430	15,169
Common stock equivalents - incremental shares primarily under
stock option plans	1,636	1,703
Number of shares on which diluted earnings per share is based	17,066	16,872
Net income	$4,057	$3,360
Net income per share
Basic	$0.26	$0.22
Diluted	$0.24	$0.20
Weighted-average shares represent the average number of issued shares less treasury shares and shares held in the Stock Trusts, and for the basic EPS calculations, unvested restricted stock.
Certain options representing 0.1 million and 0.2 million shares of common stock were outstanding at March 29, 2013 and March 30, 2012, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

4.	Investments
The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At March 29, 2013 and December 31, 2012, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.9 million and $0.6 million, respectively, and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see note 2 for “Fair Value”). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2013 and 2012 first quarters.

5.	Accumulated Other Comprehensive Loss
The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at March 29, 2013 and December 31, 2012 are as follows:

(amounts in thousands)	March 29, 2013	December 31, 2012
Foreign currency adjustment	$(4,841)	$(4,254)
Pension loss adjustment, net of tax of $1,022 in 2013, and $1,040 in 2012	(6,264)	(6,426)
Accumulated other comprehensive loss	$(11,105)	$(10,680)

During the 2013 first quarter, prior service costs and actuarial losses were amortized to expense as follows:

For the Quarter Ended
(amounts in thousands)	March 29, 2013
Amortization of prior service cost	$1
Amortization of actuarial losses	65
Total before income tax	66
Income tax	(18)
Net of tax	$48

The amortization of both prior service cost and actuarial losses are included in determining net periodic pension cost. See note 7, "Deferred Compensation and Other Benefits" for additional information.

6.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 40% of pre-tax income. The 2013 first quarter ETR was 33.2% and the 2012 first quarter ETR was 39.4%. The ETR was lower in the 2013 first quarter as compared with 2012 primarily due to the Company recording a tax benefit for its research and development activities for all of 2012 in the 2013 first quarter, as required under current accounting guidelines, as the legislation extending the tax credit related to these expenses, the American Taxpayer Relief Act of 2012, was not passed by the U.S. federal government until January 2013.

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
Net periodic pension cost for the quarters ended March 29, 2013 and March 30, 2012 for the ESBP is as follows:

(amounts in thousands)	March 29, 2013	March 30, 2012

Interest cost	$61	$85
Amortization of actuarial loss	48	70
Net periodic pension cost	$109	$155

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan other than for benefit payments as required in 2013 and future years. The Company expects to make payments totaling approximately $0.7 million in 2013.

The Company also retained a contributory defined-benefit plan for its previous employees located in the Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003. Net periodic pension cost was approximately $35,000 in the quarter ended March 29, 2013 and $16,000 in the quarter ended March 30, 2012.

The Company does not anticipate making significant contributions to the NDBP in 2013. The assets for the NDBP are held by Aegon, a financial services firm located in the Netherlands. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the amount allocated to the NDBP at any point in time. The fair value of the assets is determined using a Level 3 methodology (see note 2 for “Fair Value”). The calculation of fair value includes determining the present value of the future expected payments under the plan, including using assumptions such as expected market rates of return, equity and interest rate volatility, credit risk, correlations of market returns, and discount rates. In 2013 the plan investments have a targeted minimum return to the Company of 4.0%, which is consistent with historical returns and the 4.0% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, intends to maintain the current investment strategy of investing plan assets solely in government bonds throughout 2013.
The change in the fair value of plan assets for the NDBP for the quarters ended March 29, 2013 and March 30, 2012 is as follows:

	For the Quarter Ended
(amounts in thousands)	March 29, 2013	March 30, 2012
Fair value of plan assets at beginning of period	$8,143	$7,811
Return on plan assets	242	79
Contributions	—	—
Benefits paid	(103)	(28)
Effect of exchange rate changes	(261)	213
Fair Value of plan assets at end of quarter	$8,021	$8,075

The Company also maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made contributions to this plan for amounts earned in 2012 totaling $0.3 million in the 2013 first quarter. The investments in the plan are included in the total assets of the Company, and are discussed in note 4, “Investments.” Participants in the plan have the ability to exchange a portion of their investments for stock units which represent shares of the Company's common stock. In exchange for the funds received, the Company issued shares out of treasury stock equivalent to the number of share units received by the participants. These shares of common stock are not entitled to any voting rights and the holders will not receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.
The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Cash contributions were made to the plan for one director in the first quarter of 2013.  At the time the contributions were made, the non-employee director elected to exchange his cash contributions to the plan for the purchase of stock units which represent shares of the Company’s common stock. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in exchange for funds received, the Company issued stock out of treasury stock equivalent to the number of share units received by the participant.  These shares of common stock are not entitled to any voting rights and the holder will not receive dividends in the event any are paid.  The shares are being held by the Company, and will be released to the non-employee director as prescribed by their payment election under the plan, as either shares of stock or the cash equivalent.

8.	Equity-based Compensation
During both the 2013 and 2012 first quarters, the Company granted stock options to certain of its employees. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. The stock options granted, the weighted-average fair value of an option, and the weighted-average assumptions used to calculate the fair value of a stock option for the respective quarters are as follows:

	For the Quarter ended
	March 29, 2013	March 30, 2012
Stock options granted	107,000	106,000
Weighted-average fair value	$8.38	$7.54
Expected volatility	56.1%	66.4%
Risk-free interest rate	0.6%	0.6%
Expected term (years)	4.0	4.0
Expected dividend yield	1.0%	0.0%
The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the granted option to estimate the expected volatility for its stock option grants. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options’ expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of paying dividends, which began in the 2013 first quarter, and the expectation of paying dividends in the foreseeable future.
During the 2013 first quarter, the Company issued restricted stock representing 98,000 shares to certain of its employees on February 12, 2013 with a value of $20.68 per share. During the 2012 first quarter, the Company also issued restricted stock representing 127,500 shares to certain of its employees on February 14, 2012 with a value of $15.04 per share. The stock vests over a period of four years, with 25% of the stock vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock is fully vested to the employee. The Company is recognizing compensation expense for these shares over the expected term of the restricted stock, or four years. The restricted shares issued are considered outstanding, can be voted, and are eligible to receive dividends in the event are paid. However, the restricted shares do not include a non-forfeitable right for the holder to receive dividends and none will be paid in the event the awards do not vest. Accordingly, only vested shares of outstanding restricted stock are included in the basic earnings per share calculation. The shares were granted from the 1991 Restricted Stock Plan.

9.	Treasury Stock

During the 2013 first quarter, the Company did not purchase any of its stock for treasury pursuant to the Company’s share repurchase program. At March 29, 2013, approximately 0.5 million shares remained authorized for future purchases. The Company issued approximately 150,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2013 first quarter.

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

10.	Significant Customer
In the 2013 first quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $28.9 million or 26.7% of consolidated revenue as compared with $28.4 million or 27.4% of revenue in the comparable 2012 period. In the 2012 third quarter, IBM spun its retail business off to another large company. Included in the 2012 first quarter was $1.1 million of revenue related to this business that was later sold.

The National Technical Services Agreement (“NTS Agreement”) with IBM extends to December 31, 2014. As part of the NTS Agreement, the Company provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as sole provider to the Systems and Technology Group business unit. The Company’s accounts receivable from IBM at March 29, 2013 and March 30, 2012 totaled $11.8 million and $14.3 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in the first quarter of 2013 or 2012.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended March 29, 2013
Forward-Looking Statements
This quarterly report on Form 10-K contains forward-looking statements made by the management of Computer Task Group, Incorporated (CTG, the Company or the Registrant) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff, (ii) domestic and foreign industry competition for customers and talent, (iii) the Company's ability to protect confidential client data (iv) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM), (v) risks associated with operating in foreign jurisdictions, (vi) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (vii) the change in valuation of recorded goodwill balances, (viii) the impact of current and future laws and government regulation, as well as repeal or modification of such, affecting the information technology (IT) solutions and staffing industry, taxes and the Company's operations in particular, (ix) industry and economic conditions, including fluctuations in demand for IT services, (x) consolidation among the Company's competitors or customers, (xi) the need to supplement or change our IT services in response to new offerings in the industry, and (xii) the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company's reports filed with the Securities and Exchange Commission (SEC).
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

IT solutions and IT staffing revenue as a percentage of total revenue for the quarters ended March 29, 2013 and March 30, 2012 was as follows:

	For the Quarter Ended
	March 29, 2013	March 30, 2012
IT solutions	39.4%	39.5%
IT staffing	60.6%	60.5%
Total	100.0%	100.0%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarters ended March 29, 2013 and March 30, 2012 was as follows:

	For the Quarter Ended
	March 29, 2013	March 30, 2012
Healthcare	31.8%	31.5%
Technology service providers	30.4%	31.8%
Financial services	6.6%	6.2%
Energy	6.0%	6.2%
General markets	25.2%	24.3%
Total	100.0%	100.0%

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

During both the 2013 and 2012 first quarters, the Company performed under a series of contracts with a customer that provide for application customization and integration services, specifically utilizing one of the software tools the Company has internally developed. As the contracts are closely interrelated and dependent on each other, for accounting purposes the contracts are considered to be one arrangement. Additionally, as the project includes significant modification and customization services to transform the previously developed software tool into an expanded tool that meets the customer’s requirements, the percentage-of-completion method of contract accounting is being utilized for the project.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods for the quarters ended March 29, 2013 and March 30, 2012 was as follows:

	For the Quarter Ended
	March 29, 2013	March 30, 2012
Time-and-material	89.6%	91.3%
Progress billing	8.0%	7.3%
Percentage-of-completion	2.4%	1.4%
Total	100.0%	100.0%
Results of Operations
The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	March 29, 2013		March 30, 2012
	(amounts in thousands)
Revenue	100.0%	$108,495	100.0%	$103,367
Direct costs	79.2%	85,896	78.9%	81,515
Selling, general and administrative expenses	15.1%	16,417	15.7%	16,253
Operating income	5.7%	6,182	5.4%	5,599
Interest and other expense, net	(0.1)%	(109)	—%	(50)
Income before income taxes	5.6%	6,073	5.4%	5,549
Provision for income taxes	1.9%	2,016	2.1%	2,189
Net income	3.7%	$4,057	3.3%	$3,360
The Company recorded revenue in the 2013 and 2012 periods as follows:

					Year-over-
For the Quarter Ended:	March 29, 2013		March 30, 2012		Year Change
	(amounts in thousands)
North America	82.1%	$89,091	83.4%	$86,192	3.4%
Europe	17.9%	19,404	16.6%	17,175	13.0%
Total	100.0%	$108,495	100.0%	$103,367	5.0%
There were 63 billable days in the first quarter of 2013 and 64 billable days in the first quarter of 2012. Reimbursable expenses billed to customers and included in revenue totaled $3.1 million and $3.2 million in the 2013 and 2012 first quarters, respectively.

The revenue increase in North America in the 2013 first quarter as compared with the corresponding 2012 period was due to demand for both the Company’s IT solutions and IT staffing services. On a consolidated basis, IT solutions revenue increased 4.7% in the 2013 first quarter as compared with the corresponding 2012 period. The IT solutions revenue increase was primarily driven by general demand in the Company’s healthcare vertical market. The Company believes its growth in the healthcare vertical market in the 2013 first quarter was limited as the resources needed to fill open positions were not readily available. On a consolidated basis, IT staffing revenue increased 5.1% in the 2013 first quarter as compared with the corresponding 2012 period. The IT staffing increase was primarily due to increasing demand from the Company's largest staffing customers. The Company’s headcount was approximately 4,000 employees at March 29, 2013, which was a 8.1% increase from approximately 3,700 employees at March 30, 2012, and a 2.6% increase from approximately 3,900 employees at December 31, 2012.

The increase in revenue in the Company’s European operations in the 2013 first quarter as compared with the corresponding 2012 period was primarily due to strength in our European IT solutions business and the acquisition of etrinity, which recorded $0.8 million of revenue in the 2013 first quarter. The increase was supported by the strength relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2013 first quarter as compared with the 2012 first quarter, the average value of the Euro increased 0.9% while the average value of the British Pound decreased 1.0%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2012 first quarter to the 2013 first quarter, total European revenue would have been approximately $0.1 million lower, or $19.3 million as compared with the $19.4 million reported. Operating income in the 2013 first quarter was not significantly impacted by the change in the exchange rates year-over-year.

In the 2013 first quarter, IBM was the Company’s largest customer, accounting for $28.9 million or 26.7% of consolidated revenue as compared with $28.4 million or 27.4% of revenue in the comparable 2012 period. In the 2012 third quarter, IBM spun its retail business off to another large company. Included in the 2012 first quarter was $1.1 million of revenue related to this business that was later sold. The National Technical Services Agreement (“NTS Agreement”) with IBM extends to December 31, 2014. As part of the NTS Agreement, the Company provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as sole provider to the Systems and Technology Group business unit. The Company’s accounts receivable from IBM at March 29, 2013 and March 30, 2012 totaled $11.8 million and $14.3 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in the first quarter of 2013 or 2012.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 79.2% of revenue in the 2013 first quarter as compared with 78.9% of revenue in the 2012 first quarter. The Company’s direct costs as a percentage of revenue increased in the 2013 first quarter as compared with the corresponding 2012 period due to the growth in 2013 in the Company's lower margin staffing business.

Selling, general and administrative (“SG&A”) expenses were 15.1% of revenue in the 2013 first quarter and 15.7% in the corresponding 2012 period. The decrease in SG&A expenses as a percentage of revenue in the 2013 first quarter as compared with the corresponding 2012 period is primarily due to continued disciplined cost management and the effect of operating leverage resulting from revenue growth.

Operating income was 5.7% of revenue in the 2013 first quarter as compared with 5.4% in the 2012 first quarter. The increase in operating income as a percentage of revenue in the 2013 first quarter as compared with the corresponding 2012 period is primarily due to disciplined cost management and the effect of operating leverage resulting from revenue growth. Operating income from North American operations was $5.4 million and $4.7 million in the first quarters of 2013 and 2012, respectively. European operations recorded operating income of $0.8 million and $0.9 million, respectively, in the corresponding 2013 and 2012 periods.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 40% of pre-tax income. The 2013 first quarter ETR was 33.2% and the 2012 first quarter ETR was 39.4%. The ETR was lower in the 2013 first quarter as compared with 2012 primarily due to the Company recording a tax benefit for its research and development activities for all of 2012 in the 2013 first quarter, as required under current accounting guidelines, as the legislation extending the tax credit related to these expenses, the American Taxpayer Relief Act of 2012, was not passed by the U.S. federal government until January 2013.

Net income for the 2013 first quarter was 3.7% of revenue or $0.24 per diluted share, compared with net income of 3.3% of revenue or $0.20 per diluted share in the 2012 first quarter. Diluted earnings per share was calculated using 17.1 million and 16.9 million weighted-average equivalent shares outstanding for the quarters ended March 29, 2013 and March 30, 2012, respectively.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company’s significant accounting policies, along with the underlying assumptions and judgments made by the Company’s management in their application, have a significant impact on the Company’s condensed consolidated financial statements. The Company identifies its critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s critical accounting policies are those related to income taxes, specifically relating to the valuation allowance for deferred income taxes, and goodwill valuation.
Goodwill Valuation
The Company has a goodwill balance of $37.9 million related to its healthcare vertical market recorded as of March 29, 2013. This balance reflects an increase of approximately $2.2 million in the 2013 first quarter due to the acquisition of etrinity, a provider of IT services to the healthcare market in Belgium and the Netherlands.
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
At the October 2012 measurement date the Company completed its annual valuation of the business to which the Company’s goodwill relates. During 2012, the Company utilized the provisions under Accounting Standards Update No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allow public entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this new process, an entity is no longer required to calculate the fair value of a reporting unit unless the qualitative assessment shows that it is more likely than not that its fair value is less than its carrying amount. During 2011 and 2010, the company utilized the assistance of an independent third party appraiser to complete its review.
From its internal qualitative assessment completed in 2012, the Company believes the fair value of the business has increased from 2011, and continues to be substantially in excess of the carrying value of the business. Additionally, there are no other facts or circumstances that arose during the year which led management to believe the goodwill balance was impaired.
Income Taxes—Valuation Allowances on Deferred Tax Assets
At March 29, 2013, the Company had a total of approximately $7.9 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation and state taxes, offset by depreciation. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.
At March 29, 2013, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $1.1 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at March 29, 2013, the Company had offset a portion of these assets with a valuation allowance totaling $1.0 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.1 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the first quarter of 2013 would have increased or decreased net income by approximately $60,730.
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
Financial Condition and Liquidity
Cash used by operating activities was $7.1 million and $2.4 million in the 2013 and 2012 first quarters, respectively. In the 2013 first quarter, net income was $4.1 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $0.8 million. In the 2012 first quarter, net income was $3.4 million while the corresponding non-cash adjustments netted to $0.9 million.
Accounts receivable balances increased $3.6 million in the 2013 first quarter and decreased $0.4 million in the 2012 first quarter. The increase in the accounts receivable balance in the 2013 first quarter resulted from an increase in revenue year-over-year of 5%. There was no change in days sales outstanding (DSO) from period to period, as DSO was 61 days at both March 29, 2013 and December 31, 2012. The decrease in the accounts receivable balance in the 2012 period resulted from DSO decreasing three days to 59 days at March 30, 2012 as compared with December 31, 2011, offset by an increase in revenue of 7.8% during that period.
Other assets increased $0.6 million in both the 2013 and 2012 first quarters due to the timing of payment of insurance premiums prior to quarter end. Accounts payable decreased $2.2 million and $0.9 million in the 2013 and 2012 first quarters, respectively, primarily due to the timing of certain payments near year-end as compared with the end of the first fiscal quarter of each year. Accrued compensation decreased $5.9 million and $6.3 million in the 2013 and 2012 first quarters, respectively, primarily due to one less week of accrued wages at March 29, 2013 and March 30, 2012 as compared with the prior year-end. Income taxes payable increased $1.7 million and $1.3 million in the 2013 and 2012 first quarters, respectively, primarily due to higher taxable income during the period.
Investing activities used $3.5 million and $0.7 million of cash in the 2013 and 2012 first quarters, respectively. In the 2013 first quarter, the Company used $2.5 million, net of cash received, to complete the acquisition of etrinity. The Company also used cash for additions to property and equipment of $0.7 million in 2013 and $0.3 million in 2012, and contributions to the Company's deferred compensation plans of $0.3 million and $0.4 million in 2013 and 2012, respectively. The Company has no significant commitments for the purchase of property or equipment at March 29, 2013, and does not expect the amount to be spent in the remaining quarters of 2013 on additions to property, equipment and capitalized software to significantly vary from the amount spent in the first quarter.
Financing activities provided $1.1 million of cash in the 2013 first quarter and used $0.3 million of cash in the corresponding 2012 period. The Company recorded $0.7 million in both the 2013 and 2012 first quarters from the proceeds from stock option exercises and excess tax benefits from equity-based compensation transactions. The Company did not purchase any shares for treasury in the 2013 first quarter, but did use $0.9 million to purchase 59,000 shares for such purchases in the 2012 first quarter. A total of 0.5 million shares are available under the Company's authorization to purchase shares in future periods.
The Company's credit agreement expires in April 2014 and allows the Company to borrow up to $35.0 million. At both March 29, 2013 or March 30, 2012, there were no amounts outstanding under the credit agreement. Although there were no borrowings outstanding, at March 29, 2013 and March 30, 2012 there were $0.5 million and $0.4 million, respectively, of letters of credit issued under the credit agreement. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. During both the 2013 and 2012 first quarters, the Company did not borrow any funds under its revolving credit agreement.
The Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at March 29, 2013 include a leverage ratio which must be no more than 2.75 to 1, a calculation of minimum tangible net worth which must be no less than $53.8 million, and total expenditures for property, equipment and capitalized software cannot exceed $5.0 million annually. The Company was in compliance with these covenants at March 29, 2013 as its leverage ratio was 0.0, its minimum tangible net worth was $68.9 million, and 2013 first quarter expenditures for property, equipment and capitalized software were $0.7 million. The Company was also in compliance with its required covenants at December 31, 2012. When considering current market conditions and the Company’s current operating results, the Company believes it will be able to meet its covenants, as applicable, for the remainder of 2013 and future years.

Of the total cash and cash equivalents reported on the consolidated balance sheet at March 29, 2013 of $30.7 million, approximately $11.4 million was held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and has no intention of doing so in the foreseeable future as the funds are required to meet the working capital needs of our foreign operations.

The Company believes existing internally available funds, cash potentially generated from future operations, and borrowings available under the Company’s revolving line of credit totaling $34.5 million at March 29, 2013 are sufficient to meet foreseeable working capital and capital expenditure needs, pay dividends, fund stock repurchases, and allow for future internal growth and expansion.
Off-Balance Sheet Arrangements
The Company did not have off-balance sheet arrangements or transactions in the 2013 or 2012 first quarters other than guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $2.4 million at March 29, 2013.
Contractual Obligations
The company did not enter into any significant contractual obligations during the quarter ended March 29, 2013.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations.

Revenue in the Company’s European operations in the 2013 first quarter as compared with the corresponding 2012 period was affected by the strength relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2013 first quarter as compared with the 2012 first quarter, the average value of the Euro increased 0.9% while the average value of the British Pound decreased 1.0%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2012 first quarter to the 2013 first quarter, total European revenue would have been approximately $0.1 million lower, or $19.3 million as compared with the $19.4 million reported. Operating income in the 2013 first quarter was not significantly impacted by the change in the exchange rates year-over-year.

The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk. The Company believes the market risk related to intercompany balances in future periods will not have a material effect on its results of operations.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this periodic report.

Changes in Internal Control Over Financial Reporting
The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on March 29, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A. Risk Factors

There were no material changes in the Company's risk factors from those previously disclosed in the Company's form 10-K for the period ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any of its shares for treasury during the 2013 first quarter. The Company's share repurchase program (originally announced on May 12, 2005) does not have an expiration date, nor was it terminated during the 2013 first quarter. At March 29, 2013, there were 535,032 shares available for purchase under the Company's share repurchase program.

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
101.
Interactive data files pursuant to Rule 405 of Regulation S-T: the Condensed Consolidated Statements of Income for the quarters Ending March 29, 2013 and March 30, 2012, the Condensed Consolidated Statements of Comprehensive Income for the quarters Ending March 29, 2013 and March 30, 2012, the Condensed Consolidated Balance Sheets as of March 29, 2013 and December 31, 2012, the Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 29, 2013 and March 30, 2012, and the Notes to the Condensed Consolidated Financial Statements

#    Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ Brendan M. Harrington
Brendan M. Harrington
Title:	Chief Financial Officer

Date: April 26, 2013