Form 10-Q
period 2013-06-28
COMPUTER TASK GROUP INC
filed 2013-07-24
CIK 23111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	July 19, 2013
Common stock, par value $.01 per share	18,825,751

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Revenue	$107,117	$106,705	$215,612	$210,072
Direct costs	84,470	83,810	170,366	165,325
Selling, general and administrative expenses	16,248	16,752	32,665	33,005
Operating income	6,399	6,143	12,581	11,742
Interest and other income	9	53	19	97
Non-taxable life insurance proceeds	—	423	—	423
Interest and other expense	115	92	234	186
Income before income taxes	6,293	6,527	12,366	12,076
Provision for income taxes	2,238	2,404	4,254	4,593
Net income	$4,055	$4,123	$8,112	$7,483
Net income per share:
Basic	$0.26	$0.27	$0.53	$0.49
Diluted	$0.24	$0.25	$0.47	$0.45
Weighted average shares outstanding:
Basic	15,459	15,123	15,445	15,147
Diluted	17,098	16,747	17,082	16,810

Cash dividend declared per share	$0.05	$—	$0.10	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Net Income	$4,055	$4,123	$8,112	$7,483
Foreign currency adjustment	290	(989)	(297)	(578)
Change in pension loss, net of taxes of $18 and $28 in the 2013 and 2012 second quarters, respectively, and $36 and $58 in the first two quarters of 2013 and 2012, respectively	(9)	130	153	144
Comprehensive income	$4,336	$3,264	$7,968	$7,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share balances)
(Unaudited)

	June 28, 2013	Dec. 31, 2012

Assets
Current Assets:
Cash and cash equivalents	$33,974	$40,614
Accounts receivable, net of allowances of $866 and $862 in 2013 and 2012, respectively	75,763	70,459
Prepaid and other current assets	2,471	1,450
Deferred income taxes	1,099	1,145
Total current assets	113,307	113,668
Property, equipment and capitalized software, net	7,537	6,916
Goodwill	37,917	35,678
Deferred income taxes	7,006	6,435
Other assets	2,842	2,871
Investments	893	637
Total assets	$169,502	$166,205
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$10,004	$10,170
Accrued compensation	30,367	32,162
Advance billings on contracts	1,968	2,481
Dividend payable	764	—
Other current liabilities	3,361	4,747
Income taxes payable	—	641
Total current liabilities	46,464	50,201
Deferred compensation benefits	12,760	12,847
Other long-term liabilities	416	376
Total liabilities	59,640	63,424
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	120,814	119,183
Retained earnings	106,230	99,644
Less: Treasury stock of 8,192,969 and 8,276,014 shares at cost, in 2013 and 2012, respectively	(51,272)	(50,302)
Stock Trusts of 3,363,351 shares at cost in both periods	(55,083)	(55,083)
Other	(273)	(251)
Accumulated other comprehensive loss	(10,824)	(10,680)
Total shareholders’ equity	109,862	102,781
Total liabilities and shareholders’ equity	$169,502	$166,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	For the Two Quarters Ended
	June 28, 2013	June 29, 2012

Cash flow from operating activities:
Net income	$8,112	$7,483
Adjustments:
Depreciation and amortization expense	1,291	1,304
Equity-based compensation expense	1,219	985
Deferred income taxes	(599)	(376)
Deferred compensation	99	188
Changes in assets and liabilities:
Increase in accounts receivable	(4,147)	(4,646)
Increase in prepaid and other current assets	(721)	(365)
(Increase) decrease in other assets	29	(997)
Increase (decrease) in accounts payable	(2,243)	674
Increase (decrease) in accrued compensation	(1,737)	195
Decrease in income taxes payable	(1,086)	(962)
Increase (decrease) in advance billings on contracts	(806)	10
Increase (decrease) in other current liabilities	(1,662)	94
Increase in other long-term liabilities	95	8
Net cash provided by (used in) operating activities	(2,156)	3,595
Cash flow from investing activities:
Acquisition of business, net of cash received	(2,488)	—
Additions to property and equipment	(1,194)	(621)
Additions to capitalized software	(707)	—
Deferred compensation plan investments, net	(270)	(112)
Net cash used in investing activities	(4,659)	(733)
Cash flow from financing activities:
Proceeds from stock option plan exercises	355	434
Excess tax benefits from equity-based compensation	957	640
Proceeds from Employee Stock Purchase Plan	185	145
Change in cash overdraft, net	880	1,221
Dividends paid	(762)	—
Purchase of stock for treasury	(1,173)	(3,608)
Net cash provided by (used in) financing activities	442	(1,168)
Effect of exchange rates on cash and cash equivalents	(267)	(484)
Net increase (decrease) in cash and cash equivalents	(6,640)	1,210
Cash and cash equivalents at beginning of year	40,614	22,414
Cash and cash equivalents at end of quarter	$33,974	$23,624

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal quarter where the last day of each of the first three quarters is a Friday. The 2013 second quarter began on March 30, 2013 and ended on June 28, 2013. The 2012 second quarter began on March 31, 2012 and ended June 29, 2012. There were 64 billable days in both the second quarters of 2013 and 2012, and 127 and 128 billable days in the first two quarters of 2013 and 2012, respectively.

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
IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and two quarters ended June 28, 2013 and June 29, 2012 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
IT solutions	40%	41%	39%	40%
IT staffing	60%	59%	61%	60%
Total	100%	100%	100%	100%

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
CTG’s revenue by vertical market for the quarter and two quarters ended June 28, 2013 and June 29, 2012 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Healthcare	32%	33%	32%	32%
Technology service providers	31%	31%	30%	31%
Financial services	6%	6%	6%	6%
Energy	6%	6%	6%	6%
General markets	25%	24%	26%	25%
Total	100%	100%	100%	100%
Fair Value
Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants. The Company utilizes a fair value hierarchy for its assets and liabilities, as applicable, based upon three levels of input, which are:
Level 1—quoted prices in active markets for identical assets or liabilities (observable)
Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)
Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)
At June 28, 2013 and December 31, 2012, the carrying amounts of the Company’s cash of $34.0 million and $40.6 million, respectively, approximated fair value.
The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the quarter or year-to-date periods ended June 28, 2013 or June 29, 2012.
Life Insurance Policies
The Company has purchased life insurance on the lives of certain plan participants who are former employees in the non-qualified defined benefit Executive Supplemental Benefit Plan. Those policies have generated cash surrender value, and the Company has taken loans against the policies. At June 28, 2013 and December 31, 2012, these insurance policies have a gross cash surrender value of $25.4 million and $24.8 million, respectively, loans have been taken totaling $24.3 million and $23.1 million, respectively, and the net cash surrender value balance of $1.1 million and $1.7 million, respectively, is included on the consolidated balance sheet in “Other Assets” under non-current assets.
During the 2012 second quarter, one of the plan participants passed away. The company received non-taxable net proceeds and recorded a gain from the participant’s life insurance in the 2012 second quarter totaling approximately $0.4 million.

At June 28, 2013, the total death benefit for the remaining policies was approximately $37.2 million. Currently, upon the death of all of the remaining plan participants, the company would expect to receive approximately $12.9 million after the payment of outstanding loans, and record a gain of approximately $11.8 million.
Taxes Collected from Customers
In instances where the Company collects taxes from its customers for remittance to governmental authorities, primarily in its European operations, revenue and expenses are not grossed up as such taxes are recorded and presented on a net basis.
Cash and Cash Equivalents, and Cash Overdrafts
For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. The Company had no cash equivalents at June 28, 2013 or December 31, 2012. Additionally, as the Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment, the "change in cash overdraft, net," as presented on the condensed consolidated statement of cash flows represents the increase or decrease in outstanding checks period-over-period.

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at June 28, 2013 and December 31, 2012 are summarized as follows:

(amounts in thousands)	June 28, 2013	Dec. 31, 2012
Property, equipment and capitalized software	$28,342	$26,905
Accumulated depreciation and amortization	(20,805)	(19,989)
Property, equipment and capitalized software, net	$7,537	$6,916
The Company recorded $0.6 million and $0.7 million of capitalized software costs during the quarter and two quarters ended June 28, 2013, respectively, and recorded no capitalized software costs during the corresponding 2012 periods. As of June 28, 2013 and June 29, 2012, the Company had capitalized totals of approximately $5.8 million and $5.1 million, respectively, for software projects developed for internal use. Amortization periods range from two to five years, and are evaluated annually for propriety. Amortization expense totaled $0.3 million and $0.4 million in the quarter, and $0.6 million and $0.7 million in the two quarters ended June 28, 2013 and June 29, 2012, respectively. Accumulated amortization for these projects totaled $3.8 million and $2.2 million as of June 28, 2013 and June 29, 2012, respectively.
Guarantees
The Company has several guarantees in place in our European operations which support office leases and performance under government projects. These guarantees totaled approximately $2.5 million at both June 28, 2013 and December 31, 2012, and generally have expiration dates ranging from July 2013 through June 2019.
Acquisition
In January 2013, the Company acquired etrinity, a provider of IT services to the healthcare market in Belgium and the Netherlands. The purchase price was approximately $2.8 million, of which $2.2 million is estimated to be recorded as goodwill. Founded in 2000, etrinity's 2012 revenue approximated U.S. $3 million. The firm's IT services are targeted to the healthcare provider market and include clinical systems integration and implementation, application management, technology support for medical imaging, training, and technical resources.

3.	Net Income Per Share
Basic and diluted earnings per share (EPS) for the quarter and two quarters ended June 28, 2013 and June 29, 2012 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands, except per-share data)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Weighted-average number of shares outstanding during period	15,459	15,123	15,445	15,147
Common stock equivalents - incremental shares primarily under stock option plans	1,639	1,624	1,637	1,663
Number of shares on which diluted earnings per share is based	17,098	16,747	17,082	16,810
Net income	$4,055	$4,123	$8,112	$7,483
Net income per share
Basic	$0.26	$0.27	$0.53	$0.49
Diluted	$0.24	$0.25	$0.47	$0.45
Weighted-average shares represent the average number of issued shares less treasury shares and shares held in the Stock Trusts, and for the basic EPS calculations, unvested restricted stock.
Certain options representing 0.2 million and 0.5 million shares of common stock were outstanding at June 28, 2013 and June 29, 2012, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

4.	Investments
The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At June 28, 2013 and December 31, 2012, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.9 million and $0.6 million, respectively, and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see note 2 for “Fair Value”). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2013 and 2012 second quarter and year-to-date periods.

5.	Accumulated Other Comprehensive Loss
The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at June 28, 2013 and December 31, 2012 are as follows:

(amounts in thousands)	June 28, 2013	Dec. 31, 2012
Foreign currency adjustment	$(4,551)	$(4,254)
Pension loss adjustment, net of tax of $1,004 in 2013, and $1,040 in 2012	(6,273)	(6,426)
Accumulated other comprehensive loss	$(10,824)	$(10,680)

During the 2013 year-to-date period, prior service costs and actuarial losses were amortized to expense as follows:

For the Two Quarters Ended
(amounts in thousands)	June 28, 2013
Amortization of prior service cost	$1
Amortization of actuarial losses	138
Total before income tax	139
Income tax	(36)
Net of tax	$103

The amortization of both prior service cost and actuarial losses are included in determining net periodic pension cost. See note 7, "Deferred Compensation and Other Benefits" for additional information.

6.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 40% of pre-tax income. The 2013 second quarter ETR was 35.6% and the 2013 year-to-date ETR was 34.4%. The ETR was below the normal range in the 2013 second quarter primarily due to the Company recording a tax benefit related to its participation in the Work Opportunity Tax Credit (WOTC) program offered by the federal government to companies who have hired individuals who have traditionally faced barriers to employment. The 2013 year-to-date ETR was below the normal range due to the Company recording a tax benefit for its 2012 research and development activities for all of 2012 in the 2013 first quarter, as required under current accounting guidelines, as the legislation extending the tax credit related to these expenses, the American Taxpayer Relief Act of 2012, was not passed by the U.S. federal government until January 2013, as well as the tax benefit of the Company's 2013 research and development activities and the WOTC mentioned above.

The 2012 second quarter ETR was 36.8% and the 2012 year-to-date ETR was 38.0%. In the 2012 second quarter, the ETR was below the normal range as the Company received $0.4 million of non-taxable life insurance proceeds for one of its previous chief executive officers who passed away in that quarter.

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
Net periodic pension cost for the quarter and two quarters ended June 28, 2013 and June 29, 2012 for the ESBP is as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Interest cost	$61	$85	$122	$170
Amortization of actuarial loss	48	70	96	140
Net periodic pension cost	$109	$155	$218	$310

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

The Company also retained a contributory defined-benefit plan for its previous employees located in the Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003. Net periodic pension cost was approximately $35,000 and $16,000 in the 2013 and 2012 second quarters, respectively, and $70,000 and $32,000 in the year-to-date periods ended June 28, 2013 and June 29, 2012, respectively.
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
The change in the fair value of plan assets for the NDBP for the two quarters ended June 28, 2013 and June 29, 2012 is as follows:

	For the Two Quarters Ended
(amounts in thousands)	June 28, 2013	June 29, 2012
Fair value of plan assets at beginning of period	$8,143	$7,811
Return on plan assets	160	156
Contributions	—	—
Benefits paid	(68)	(55)
Effect of exchange rate changes	(117)	(300)
Fair Value of plan assets at end of quarter	$8,118	$7,612

The Company also maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made contributions to this plan for amounts earned in 2012 totaling $0.3 million in the 2013 first quarter. The investments in the plan are included in the total assets of the Company, and are discussed in note 4, “Investments.” Participants in the plan have the ability to exchange a portion of their investments for stock units which represent shares of the Company's common stock. One participant in the plan has exchanged their investments for stock units in 2013 through the end of the second quarter. In exchange for the funds received, the Company issued shares out of treasury stock equivalent to the number of share units received by the participants. These shares of common stock receive dividends if any are paid, but are not entitled to any voting rights. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.
The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Cash contributions totaling less than $0.1 million were made to the plan for one director in the first two quarters of 2013.  At the time the contributions were made, the non-employee director elected to exchange his cash contributions to the plan for the purchase of stock units which represent shares of the Company’s common stock. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in exchange for funds received, the Company issued stock out of treasury stock equivalent to the number of share units received by the participant.  These shares of common stock receive dividends if any are paid, but are not entitled to any voting rights.  The shares are being held by the Company, and will be released to the non-employee director as prescribed by their payment election under the plan, as either shares of stock or the cash equivalent.

8.	Equity-based Compensation
During both the 2013 and 2012 second quarters, the Company granted stock options to its independent directors, and during the 2012 second quarter, stock options were also granted to one of its employees. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. The stock options granted, the weighted-average fair value of an option, and the weighted-average assumptions used to calculate the fair value of a stock option for the respective quarters are as follows:

	For the Quarter ended
	June 28, 2013	June 29, 2012
Stock options granted	100,000	106,500
Weighted-average fair value	$2.98	$3.75
Expected volatility	31.9%	58.4%
Risk-free interest rate	0.17%	0.17%
Expected term (years)	1.3	1.5
Expected dividend yield	1.0%	0.0%
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

9.	Treasury Stock

During both the 2013 second quarter and the 2013 year-to-date period, the Company used approximately $1.2 million to purchase 59,000 shares of its stock for treasury pursuant to the Company's share repurchase program. At June 28, 2013, approximately 0.5 million shares remained authorized for future purchases. The Company issued approximately 37,000 shares and 187,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2013 second quarter and year-to-date period, respectively.

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

10.     Significant Customer
In the 2013 second quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $26.6 million or 24.9% of consolidated revenue as compared with $29.0 million or 27.2% of revenue in the comparable 2012 period. In the first two quarters of 2013, IBM accounted for $55.6 million or 25.8% of consolidated revenue, compared with $57.4 million or 27.3% of consolidated revenue in the comparable 2012 period. In the 2012 third quarter, IBM spun its retail business off to another large company. Included in the 2012 second quarter and year-to-date period was $1.4 million and $2.5 million, respectively, of revenue related to this business which was later spun off by IBM.

The National Technical Services Agreement (“NTS Agreement”) with IBM extends to December 31, 2014. As part of the NTS Agreement, the Company provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as sole provider to the Systems and Technology Group business unit. The Company’s accounts receivable from IBM at June 28, 2013 and June 29, 2012 totaled $10.0 million and $13.7 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in the second quarter or year-to-date periods of 2013 or 2012.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Two Quarters Ended June 28, 2013
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements made by the management of Computer Task Group, Incorporated (CTG, the Company or the Registrant) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff, (ii) domestic and foreign industry competition for customers and talent, (iii) the Company's ability to protect confidential client data (iv) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM), (v) risks associated with operating in foreign jurisdictions, (vi) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (vii) the change in valuation of recorded goodwill balances, (viii) the impact of current and future laws and government regulation, as well as repeal or modification of such, affecting the information technology (IT) solutions and staffing industry, taxes and the Company's operations in particular, (ix) industry and economic conditions, including fluctuations in demand for IT services, (x) consolidation among the Company's competitors or customers, (xi) the need to supplement or change our IT services in response to new offerings in the industry, and (xii) the risks described in Item 1A of the most recently filed Form 10-K and from time to time in the Company's reports filed with the Securities and Exchange Commission (SEC).
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

IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and two quarters ended June 28, 2013 and June 29, 2012 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
IT solutions	40%	41%	39%	40%
IT staffing	60%	59%	61%	60%
Total	100%	100%	100%	100%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and two quarters ended June 28, 2013 and June 29, 2012 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Healthcare	32%	33%	32%	32%
Technology service providers	31%	31%	30%	31%
Financial services	6%	6%	6%	6%
Energy	6%	6%	6%	6%
General markets	25%	24%	26%	25%
Total	100%	100%	100%	100%

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
Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectability of the amount due is reasonably assured. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed price contracts is recognized as per the proportional method of accounting using an input-based approach whereby salary and indirect labor costs incurred are measured and compared with the total estimate of costs at completion of a project. Revenue is recognized based upon the percent complete calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects which include significant amounts of material or other non-labor related costs which could distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our past experience on similar projects, and includes management judgments and estimates which affect the amount of revenue recognized on fixed-price contracts in any accounting period.

During both the 2013 and 2012 second quarters, the Company performed under a series of contracts with a customer that provide for application customization and integration services, specifically utilizing one of the software tools the Company has internally developed. As the contracts are closely interrelated and dependent on each other, for accounting purposes the contracts are considered to be one arrangement. Additionally, as the project includes significant modification and customization services to transform the previously developed software tool into an expanded tool that meets the customer’s requirements, the percentage-of-completion method of contract accounting is being utilized for the project.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods for the quarter and two quarters ended June 28, 2013 and June 29, 2012 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Time-and-material	89.9%	89.9%	89.7%	90.6%
Progress billing	8.2%	8.5%	8.1%	7.9%
Percentage-of-completion	1.9%	1.6%	2.2%	1.5%
Total	100.0%	100.0%	100.0%	100.0%
Results of Operations
The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	June 28, 2013		June 29, 2012
	(amounts in thousands)
Revenue	100.0%	$107,117	100.0%	$106,705
Direct costs	78.8%	84,470	78.5%	83,810
Selling, general and administrative expenses	15.2%	16,248	15.7%	16,752
Operating income	6.0%	6,399	5.8%	6,143
Non-taxable life insurance proceeds	—%	—	0.4%	423
Interest and other expense, net	(0.1)%	(106)	—%	(39)
Income before income taxes	5.9%	6,293	6.2%	6,527
Provision for income taxes	2.1%	2,238	2.3%	2,404
Net income	3.8%	$4,055	3.9%	$4,123

For the Two Quarters Ended:	June 28, 2013		June 29, 2012
	(amounts in thousands)
Revenue	100.0%	$215,612	100.0%	$210,072
Direct costs	79.1%	170,366	78.7%	165,325
Selling, general and administrative expenses	15.1%	32,665	15.7%	33,005
Operating income	5.8%	12,581	5.6%	11,742
Non-taxable life insurance proceeds	—%	—	0.2%	423
Interest and other expense, net	(0.1)%	(215)	—%	(89)
Income before income taxes	5.7%	12,366	5.8%	12,076
Provision for income taxes	1.9%	4,254	2.2%	4,593
Net income	3.8%	$8,112	3.6%	$7,483

The Company recorded revenue in the 2013 and 2012 periods as follows:

					Year-over-
For the Quarter Ended:	June 28, 2013		June 29, 2012		Year Change
	(amounts in thousands)
North America	82.6%	$88,502	84.3%	$89,938	(1.6)%
Europe	17.4%	18,615	15.7%	16,767	11.0%
Total	100.0%	$107,117	100.0%	$106,705	0.4%
There were 64 billable days in both the 2013 and 2012 second quarters. Reimbursable expenses billed to customers and included in revenue totaled $3.1 million and $3.7 million in the 2013 and 2012 second quarters, respectively.

					Year-over-
For the Two Quarters Ended:	June 28, 2013		June 29, 2012		Year Change
	(amounts in thousands)
North America	82.4%	$177,593	83.8%	$176,130	0.8%
Europe	17.6%	38,019	16.2%	33,942	12.0%
Total	100.0%	$215,612	100.0%	$210,072	2.6%
There were 127 billable days and 128 billable days in the 2013 and 2012 year-to-date periods, respectively. Reimbursable expenses billed to customers and included in revenue totaled $6.2 million and $6.9 million in the 2013 and 2012 year-to-date periods, respectively.

In North America, the slight revenue decrease in the 2013 second quarter as compared with the 2012 second quarter, and the slight increase in revenue in the 2013 year-to-date period as compared with the corresponding 2012 period was primarily due to a reduction in technical resource requirements from a large client in CTG's IT staffing business in the 2013 second quarter, and a general reduction in IT project spending throughout 2013 in the North American markets that we serve. Additionally, the Company's revenue in the second quarter was negatively affected by the timing of the completion of certain projects when compared to the timing of the start of new projects which have been delayed.

On a consolidated basis, IT solutions revenue decreased 3.9% and 0.5% in the 2013 second quarter and year-to-date period, respectively, as compared with the corresponding 2012 periods. The decrease in IT solutions revenue was primarily driven by the delay in the start of IT projects as previously mentioned. Also on a consolidated basis, IT staffing revenue increased 3.4% and 4.8% in the 2013 second quarter and year-to-date period, respectively, as compared with the corresponding 2012 periods. The Company’s headcount was approximately 3,900 employees at June 28, 2013, which was a 3% increase from approximately 3,800 employees at June 29, 2012, and no change from approximately 3,900 employees at December 31, 2012.

In Europe, the increase in revenue in the Company’s European operations in the 2013 second quarter and first two quarters as compared with the corresponding 2012 periods was primarily due to strength in our European IT solutions business and the acquisition of etrinity, which recorded approximately $0.8 million of revenue in the 2013 second quarter and $1.7 million of revenue in the first two quarters of 2013. The increase was supported by the strength relative to the U.S. dollar of the currencies of Belgium and Luxembourg, and offset by the weakness in the currency in the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2013 second quarter as compared with the corresponding 2012 period, the average value of the Euro increased 1.5% while the average value of the British Pound decreased 3.0%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2012 second quarter to the 2013 second quarter, total European revenue would have been approximately $0.3 million lower, or $18.3 million as compared with the $18.6 million reported. In the first two quarters of 2013 as compared with the corresponding 2012 period, the average value of the Euro increased 1.2% while the average value of the British Pound decreased 2.0%. If there had been no change in the exchange rates from the first two quarters of 2012 to the corresponding 2013 period, total European revenue would have been approximately $0.4 million lower, or $37.6 million compared with the $38.0 million reported. Additionally, operating income in the second quarter and year-to-date period would have been approximately $34,000 and $28,000 lower, respectively, if there had been no change in the exchange rates year-over-year.

In the 2013 second quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $26.6 million or 24.9% of consolidated revenue as compared with $29.0 million or 27.2% of revenue in the comparable 2012 period. In the first two quarters of 2013, IBM accounted for $55.6 million or 25.8% of consolidated revenue, compared with $57.4 million or 27.3% of consolidated revenue in the comparable 2012 period. In the 2012 third quarter, IBM spun its retail business off to another large company. Included in the 2012 second quarter and year-to-date period was $1.4 million and $2.5 million, respectively, of revenue related to this business which was later sold. The National Technical Services Agreement (“NTS Agreement”) with IBM extends to December 31, 2014. As part of the NTS Agreement, the Company provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as sole provider to the Systems and Technology Group business unit. The Company’s accounts receivable from IBM at June 28, 2013 and June 29, 2012 totaled $10.0 million and $13.7 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in the second quarter or first two quarters of 2013 or 2012.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 78.8% of revenue in the 2013 second quarter as compared with 78.5% of revenue in the 2012 second quarter, and 79.1% of revenue in the first two quarters of 2013 as compared with 78.7% in the corresponding 2012 period. The Company’s direct costs as a percentage of revenue increased in the 2013 second quarter and year-to-date period as compared with the corresponding 2012 periods due to the growth in 2013 in the Company's lower margin staffing business.

Selling, general and administrative (“SG&A”) expenses were 15.2% of revenue in the 2013 second quarter as compared with 15.7% in the corresponding 2012 period, and 15.1% of revenue in the first two quarters of 2013 as compared with 15.7% in the corresponding 2012 period. The decrease in SG&A expenses as a percentage of revenue in the 2013 second quarter and year-to-date period as compared with the corresponding 2012 periods is primarily due to continued disciplined cost management.

Operating income was 6.0% of revenue in the 2013 second quarter as compared with 5.8% in the 2012 second quarter, and 5.8% of revenue in the first two quarters of 2013 as compared with 5.6% in the corresponding 2012 period. The increase in operating income as a percentage of revenue in the 2013 second quarter and year-to-date period as compared with the corresponding 2012 periods is primarily due to the disciplined cost management previously mentioned. Operating income from North American operations was $11.2 million and $10.3 million in the first two quarters of 2013 and 2012, respectively. European operations recorded operating income of $1.4 million in both the 2013 and 2012 periods.

During the 2012 second quarter, one of the Company's previous chief executive officers passed away. The Company received non-taxable net proceeds and recorded a gain from life insurance in the 2012 second quarter totaling approximately $0.4 million.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 40% of pre-tax income. The 2013 second quarter ETR was 35.6% and the 2013 year-to-date ETR was 34.4%. The ETR was lower in the 2013 second quarter as compared with 2012 primarily due to the Company recording a tax benefit related to its participation in the Work Opportunity Tax Credit (WOTC) program offered by the federal government to companies who have hired individuals who have traditionally faced barriers to employment. The 2013 year-to-date ETR was lower due to the Company recording a tax benefit for its 2012 research and development activities for all of 2012 in the 2013 first quarter, as required under current accounting guidelines, as the legislation extending the tax credit related to these expenses, the American Taxpayer Relief Act of 2012, was not passed by the U.S. federal government until January 2013, as well as the tax benefit of the Company's 2013 research and development activities and the WOTC mentioned above. The 2012 second quarter ETR was 36.8% and the 2012 year-to-date ETR was 38.0%. In the 2012 second quarter, the ETR was lower as the Company received $0.4 million of non-taxable life insurance proceeds for one of its previous chief executive officers who passed away in that quarter.

Net income for the 2013 second quarter was 3.8% of revenue or $0.24 per diluted share, compared with net income of 3.9% of revenue or $0.25 per diluted share in the 2012 second quarter. Net income for the first two quarters of 2013 was 3.8% of revenue or $0.47 per diluted share, compared with net income of 3.6% of revenue or $0.45 per diluted share in the first two quarters of 2012. Net income in the 2012 second quarter and year-to-date period included approximately $0.03 per share from non-taxable life insurance proceeds for one of its previous chief executive officers that passed away in the second quarter of 2012. Diluted earnings per share was calculated using 17.1 million and 16.7 million weighted-average equivalent shares outstanding for the quarters ended June 28, 2013 and June 29, 2012, respectively, and 17.1 million and 16.8 million weighted-average equivalent shares outstanding for the year-to-date periods ended June 28, 2013 and June 29, 2012, respectively.

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
Goodwill Valuation
The Company has a goodwill balance of $37.9 million related to its healthcare vertical market recorded as of June 28, 2013. This balance reflects an increase of approximately $2.2 million in the 2013 first quarter due to the acquisition of etrinity, a provider of IT services to the healthcare market in Belgium and the Netherlands.
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
Income Taxes—Valuation Allowances on Deferred Tax Assets
At June 28, 2013, the Company had a total of approximately $8.1 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation and state taxes, offset by depreciation. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.
At June 28, 2013, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $1.1 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at June 28, 2013, the Company had offset a portion of these assets with a valuation allowance totaling $1.0 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.1 million.
The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the second quarter of 2013 would have increased or decreased net income by approximately $62,930.
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
Financial Condition and Liquidity
Cash used by operating activities was $2.2 million in the first two quarters of 2013, while operating activities provided $3.6 million in the first two quarters of 2012. In the first two quarters of 2013, net income was $8.1 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, and deferred compensation, totaled $2.0 million. In the first two quarters of 2012, net income was $7.5 million while the corresponding non-cash adjustments netted to $2.1 million.
Accounts receivable balances increased $4.1 million in the first two quarters of 2013 and increased $4.6 million in the first two quarters of 2012. The increase in the accounts receivable balance in the 2013 period primarily resulted from an increase in days sales outstanding (DSO). DSO was 64 days at June 28, 2013 and 61 days at December 31, 2012. The increase in DSO at June 28, 2013 was primarily due to the timing of receipts prior to quarter-end. The increase in the accounts receivable balance in the 2012 period primarily resulted from a 9% increase in revenue year-over-year, offset by a one day decrease in DSO from 62 days at December 31, 2011 to 61 days at June 29, 2012.
Accounts payable decreased $2.2 million and increased $0.7 million in the 2013 and 2012 year-to-date periods, respectively, primarily due to the timing of certain payments near period-end. Accrued compensation decreased $1.7 million in the first two quarters of 2013 primarily due to lower incentive accruals in 2013. Income taxes payable decreased $1.1 million and decreased $1.0 million in the 2013 and 2012 year-to-date periods, respectively, primarily due to significant estimated tax payments made during the second quarter of each year. Other current liabilities decreased $1.7 million in 2013 due to significant payments made in the 2013 second quarter for amounts due in our European operations.
Investing activities used $4.7 million and $0.7 million of cash in the 2013 and 2012 first two quarters, respectively. In the 2013 first quarter, the Company used $2.5 million, net of cash received, to complete the acquisition of etrinity. The Company also used cash for additions to property and equipment of $1.2 million in 2013 and $0.6 million in 2012, additions to capitalized software totaling $0.7 million in 2013, and contributions to the Company's deferred compensation plans of $0.3 million and $0.1 million in 2013 and 2012, respectively. The Company has no significant commitments for the purchase of property or equipment at June 28, 2013, and does not expect the amount to be spent in the remaining quarters of 2013 on additions to property, equipment and capitalized software to significantly vary from the amount spent in the first two quarters.

Financing activities provided $0.4 million of cash in the first two quarters of 2013 and used $1.2 million of cash in the corresponding 2012 period. In the first two quarters of 2013, the Company recorded proceeds of $1.3 million from stock option exercises and excess tax benefits from equity-based compensation transactions, while in the first two quarters of 2012 these proceeds totaled $1.1 million. Cash overdrafts were $0.9 million and $1.2 million in the year-to-date periods ended June 28, 2013 and June 29, 2012, respectively. The Company initiated a quarterly dividend in the 2013 first quarter, and paid $0.8 million in the first two quarters of 2013. The Company also used $1.2 million to purchase 59,000 shares for treasury in the first two quarters of 2013, and used $3.6 million to purchase 263,000 shares in the first two quarters of 2012. At June 28, 2013, a total of 0.5 million shares are available under the Company's authorization to purchase shares in future periods.
The Company's credit agreement expires in April 2014 and allows the Company to borrow up to $35.0 million. At both June 28, 2013 or June 29, 2012, there were no amounts outstanding under the credit agreement. Although there were no borrowings outstanding, at June 28, 2013 and June 29, 2012 there were $0.5 million and $0.4 million, respectively, of letters of credit issued under the credit agreement. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. During both the 2013 and 2012 first two quarters, the Company did not borrow any funds under its revolving credit agreement.
The Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at June 28, 2013 include a leverage ratio which must be no more than 2.75 to 1, a calculation of minimum tangible net worth which must be no less than $55.5 million, and total expenditures for property, equipment and capitalized software cannot exceed $5.0 million annually. The Company was in compliance with these covenants at June 28, 2013 as its leverage ratio was 0.0, its minimum tangible net worth was $72.2 million, and 2013 year-to-date expenditures for property, equipment and capitalized software were $1.9 million. The Company was also in compliance with its required covenants at December 31, 2012. When considering current market conditions and the Company’s current operating results, the Company believes it will be able to meet its covenants, as applicable, for the remainder of 2013 and future years.

Of the total cash and cash equivalents reported on the consolidated balance sheet at June 28, 2013 of $34.0 million, approximately $10.2 million was held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and has no intention of doing so in the foreseeable future as the funds are required to meet the working capital needs of our foreign operations.

The Company believes existing internally available funds, cash potentially generated from future operations, and borrowings available under the Company’s revolving line of credit totaling $34.5 million at June 28, 2013 are sufficient to meet foreseeable working capital and capital expenditure needs, pay dividends, fund stock repurchases, and allow for future internal growth and expansion.
Off-Balance Sheet Arrangements
The Company did not have off-balance sheet arrangements or transactions in the 2013 or 2012 second quarters other than guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $2.5 million at June 28, 2013.
Contractual Obligations
The company did not enter into any significant contractual obligations during the quarter ended June 28, 2013.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations.

Revenue in the Company’s European operations in the 2013 second quarter and year-to-date period as compared with the corresponding 2012 periods was affected by the strength relative to the U.S. dollar of the currencies of Belgium and Luxembourg, and offset by the weakness of the currency of the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2013 second quarter as compared with the 2012 second quarter, the average value of the Euro increased 1.5% while the average value of the British Pound decreased 3.0%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2012 second quarter to the 2013 second quarter, total European revenue would have been approximately $0.3 million lower, or $18.3 million as compared with the $18.6 million reported. In the first two quarters of 2013 as compared with the first two quarters of 2012, the average value of the Euro increased 1.2% while the average value of the British Pound decreased 2.0%. If there had been no change in these exchange rates from the first two quarters of 2012 to the corresponding 2013 period, total European revenue would have been approximately $0.4 million lower, or $37.6 million as compared with the $38.0 million reported. Additionally, operating income in the 2013 second quarter and year-to-date period would have been approximately $34,000 and $28,000 lower, respectively, if there had been no change in the exchange rates year-over-year.

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

Changes in Internal Control Over Financial Reporting
The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on June 28, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A. Risk Factors

There were no material changes in the Company's risk factors from those previously disclosed in the Company's form 10-K for the period ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
March 30 - April 30	58,500	$20.00	58,500	476,532
May 1 - May 31	—	$—	—	476,532
June 1 - June 28	—	$—	—	476,532
Total	58,500	$20.00	—

*    Excludes broker commissions

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
101.
Interactive data files pursuant to Rule 405 of Regulation S-T: the Condensed Consolidated Statements of Income for the quarter and two quarters ending June 28, 2013 and June 29, 2012, the Condensed Consolidated Statements of Comprehensive Income for the quarter and two quarters ending June 29, 2013 and June 28, 2012, the Condensed Consolidated Balance Sheets as of June 29, 2013 and December 31, 2012, the Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 29, 2013 and June 28, 2012, and the Notes to the Condensed Consolidated Financial Statements

#    Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ Brendan M. Harrington
Brendan M. Harrington
Title:	Chief Financial Officer

Date: July 24, 2013