Form 10-Q
period 2013-09-27
COMPUTER TASK GROUP INC
filed 2013-10-23
CIK 23111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	October 18, 2013
Common stock, par value $.01 per share	18,593,826

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 27, 2013	Sept. 28, 2012	Sept. 27, 2013	Sept. 28, 2012

Revenue	$100,689	$106,418	$316,301	$316,490
Direct costs	79,506	83,283	249,872	248,608
Selling, general and administrative expenses	15,129	16,812	47,794	49,817
Operating income	6,054	6,323	18,635	18,065
Interest and other income	25	33	44	130
Non-taxable life insurance proceeds	—	—	—	423
Interest and other expense	116	101	350	287
Income before income taxes	5,963	6,255	18,329	18,331
Provision for income taxes	2,100	2,442	6,354	7,035
Net income	$3,863	$3,813	$11,975	$11,296
Net income per share:
Basic	$0.25	$0.25	$0.78	$0.75
Diluted	$0.23	$0.23	$0.70	$0.67
Weighted average shares outstanding:
Basic	15,356	15,075	15,415	15,123
Diluted	16,923	16,800	17,029	16,807

Cash dividend declared per share	$0.05	$—	$0.15	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 27, 2013	Sept. 28, 2012	Sept. 27, 2013	Sept. 28, 2012

Net Income	$3,863	$3,813	$11,975	$11,296
Foreign currency adjustment	654	538	357	(40)
Change in pension loss, net of taxes of $15 and $30 in the 2013 and 2012 third quarters, respectively, and $52 and $88 in the first three quarters of 2013 and 2012, respectively	(119)	9	34	151
Comprehensive income	$4,398	$4,360	$12,366	$11,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share balances)
(Unaudited)

	Sept. 27, 2013	Dec. 31, 2012

Assets
Current Assets:
Cash and cash equivalents	$31,532	$40,614
Accounts receivable, net of allowances of $868 and $862 in 2013 and 2012, respectively	75,242	70,459
Prepaid and other current assets	2,206	1,450
Deferred income taxes	1,098	1,145
Total current assets	110,078	113,668
Property, equipment and capitalized software, net	7,837	6,916
Goodwill	37,999	35,678
Deferred income taxes	6,691	6,435
Other assets	4,311	2,871
Investments	896	637
Total assets	$167,812	$166,205
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$9,976	$10,170
Accrued compensation	28,222	32,162
Advance billings on contracts	1,640	2,481
Dividend payable	751	—
Other current liabilities	3,904	4,747
Income taxes payable	—	641
Total current liabilities	44,493	50,201
Deferred compensation benefits	12,690	12,847
Other long-term liabilities	419	376
Total liabilities	57,602	63,424
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	121,640	119,183
Retained earnings	109,333	99,644
Less: Treasury stock of 8,409,563 and 8,276,014 shares at cost, in 2013 and 2012, respectively	(55,382)	(50,302)
Stock Trusts of 3,363,351 shares at cost in both periods	(55,083)	(55,083)
Other	(279)	(251)
Accumulated other comprehensive loss	(10,289)	(10,680)
Total shareholders’ equity	110,210	102,781
Total liabilities and shareholders’ equity	$167,812	$166,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	For the Three Quarters Ended
	Sept. 27, 2013	Sept. 28, 2012

Cash flow from operating activities:
Net income	$11,975	$11,296
Adjustments:
Depreciation and amortization expense	1,976	1,976
Equity-based compensation expense	1,914	1,595
Deferred income taxes	(304)	1,030
Deferred compensation	99	199
Changes in assets and liabilities:
Increase in accounts receivable	(2,969)	(2,777)
Increase in prepaid and other current assets	(675)	(332)
(Increase) decrease in other assets	(1,440)	35
Decrease in accounts payable	(2,320)	(1,142)
Decrease in accrued compensation	(4,178)	(1,013)
Decrease in income taxes payable	(884)	(1,433)
Decrease in advance billings on contracts	(1,169)	(248)
Increase (decrease) in other current liabilities	(1,172)	562
Increase (decrease) in other long-term liabilities	(38)	10
Net cash provided by operating activities	815	9,758
Cash flow from investing activities:
Acquisition of business, net of cash received	(2,488)	—
Additions to property and equipment	(1,683)	(1,090)
Additions to capitalized software	(1,167)	—
Deferred compensation plan investments, net	(269)	(112)
Net cash used in investing activities	(5,607)	(1,202)
Cash flow from financing activities:
Proceeds from stock option plan exercises	386	725
Excess tax benefits from equity-based compensation	973	1,747
Proceeds from Employee Stock Purchase Plan	286	222
Change in cash overdraft, net	763	(49)
Dividends paid	(1,526)	—
Purchase of stock for treasury	(5,315)	(4,155)
Net cash used in financing activities	(4,433)	(1,510)
Effect of exchange rates on cash and cash equivalents	143	(48)
Net increase (decrease) in cash and cash equivalents	(9,082)	6,998
Cash and cash equivalents at beginning of year	40,614	22,414
Cash and cash equivalents at end of quarter	$31,532	$29,412

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal quarter where the last day of each of the first three quarters is a Friday. The 2013 third quarter began on June 29, 2013 and ended on September 27, 2013. The 2012 third quarter began on June 30, 2012 and ended September 28, 2012. There were 63 billable days in both the third quarters of 2013 and 2012, and 190 and 191 billable days in the first three quarters of 2013 and 2012, respectively.

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
IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and three quarters ended September 27, 2013 and September 28, 2012 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 27, 2013	Sept. 28, 2012	Sept. 27, 2013	Sept. 28, 2012
IT solutions	39.7%	41.5%	39.3%	40.8%
IT staffing	60.3%	58.5%	60.7%	59.2%
Total	100.0%	100.0%	100.0%	100.0%

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
CTG’s revenue by vertical market for the quarter and three quarters ended September 27, 2013 and September 28, 2012 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 27, 2013	Sept. 28, 2012	Sept. 27, 2013	Sept. 28, 2012
Healthcare	31.4%	33.5%	31.9%	32.8%
Technology service providers	26.6%	30.3%	28.5%	31.0%
Financial services	6.7%	5.9%	6.5%	6.0%
Energy	6.1%	5.8%	6.0%	5.9%
General markets	29.2%	24.5%	27.1%	24.3%
Total	100.0%	100.0%	100.0%	100.0%
Fair Value
Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants. The Company utilizes a fair value hierarchy for its assets and liabilities, as applicable, based upon three levels of input, which are:
Level 1—quoted prices in active markets for identical assets or liabilities (observable)
Level 2—inputs other than Level 1 which are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)
Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)
At September 27, 2013 and December 31, 2012, the carrying amounts of the Company’s cash of $31.5 million and $40.6 million, respectively, approximated fair value.
The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the quarter or year-to-date periods ended September 27, 2013 or September 28, 2012.
Life Insurance Policies
The Company has purchased life insurance on the lives of certain plan participants who are former employees in the non-qualified defined benefit Executive Supplemental Benefit Plan. Those policies have generated cash surrender value, and the Company has taken loans against the policies. At September 27, 2013 and December 31, 2012, these insurance policies had a gross cash surrender value of $25.9 million and $24.8 million, respectively, loans have been taken totaling $23.4 million and $23.1 million, respectively, and the net cash surrender value balance of $2.5 million and $1.7 million, respectively, is included on the consolidated balance sheet in “Other Assets” under non-current assets.
During the 2012 second quarter, one of the plan participants passed away. The Company received non-taxable net proceeds and recorded a gain from the participant's life insurance in the 2012 second quarter totaling approximately $0.4 million.
At September 27, 2013, the total death benefit for the remaining policies was approximately $37.2 million. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $13.9 million after the payment of outstanding loans, and record a gain of approximately $11.3 million.
Taxes Collected from Customers
In instances where the Company collects taxes from its customers for remittance to governmental authorities, primarily in its European operations, revenue and expenses are not grossed up as such taxes are recorded and presented on a net basis.
Cash and Cash Equivalents, and Cash Overdrafts
For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. The Company had no cash equivalents at September 27, 2013 or December 31, 2012. Additionally, as the Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment, the "change in cash overdraft, net," as presented on the condensed consolidated statement of cash flows represents the increase or decrease in outstanding checks period-over-period.

Property, Equipment and Capitalized Software Costs
Property, equipment and capitalized software at September 27, 2013 and December 31, 2012 are summarized as follows:

(amounts in thousands)	Sept. 27, 2013	Dec. 31, 2012
Property, equipment and capitalized software	$29,202	$26,905
Accumulated depreciation and amortization	(21,365)	(19,989)
Property, equipment and capitalized software, net	$7,837	$6,916
The Company recorded $0.5 million and $1.2 million of capitalized software costs during the quarter and three quarters ended September 27, 2013, respectively, and recorded no capitalized software costs during the corresponding 2012 periods. As of September 27, 2013 and September 28, 2012, the Company had capitalized totals of approximately $6.3 million and $5.1 million, respectively, for software projects developed for internal use primarily for the Company's software as a service product offerings. Amortization periods range from two to five years, and are evaluated annually for propriety. Amortization expense totaled $0.3 million and $0.4 million in the quarter, and $0.9 million and $1.1 million in the three quarters ended September 27, 2013 and September 28, 2012, respectively. Accumulated amortization for these projects totaled $4.1 million and $2.6 million as of September 27, 2013 and September 28, 2012, respectively.
Guarantees
The Company has several guarantees in place in our European operations which support office leases and performance under government projects. These guarantees totaled approximately $2.6 million at September 27, 2013 and $2.5 million at December 31, 2012, and generally have expiration dates ranging from October 2013 through June 2019.
Acquisition
In January 2013, the Company acquired etrinity, a provider of IT services to the healthcare market in Belgium and the Netherlands. The purchase price was approximately $2.8 million, of which $2.2 million is estimated to be recorded as goodwill. Founded in 2000, etrinity's 2012 revenue approximated U.S. $3 million. The firm's IT services are targeted to the healthcare provider market and include electronic clinical systems integration and implementation, application management, technology support for medical imaging, training, and technical resources.

3.	Net Income Per Share
Basic and diluted earnings per share (EPS) for the quarter and three quarters ended September 27, 2013 and September 28, 2012 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands, except per-share data)	Sept. 27, 2013	Sept. 28, 2012	Sept. 27, 2013	Sept. 28, 2012
Weighted-average number of shares outstanding during period	15,356	15,075	15,415	15,123
Common stock equivalents - incremental shares primarily under stock option plans	1,567	1,725	1,614	1,684
Number of shares on which diluted earnings per share is based	16,923	16,800	17,029	16,807
Net income	$3,863	$3,813	$11,975	$11,296
Net income per share
Basic	$0.25	$0.25	$0.78	$0.75
Diluted	$0.23	$0.23	$0.70	$0.67
Weighted-average shares represent the average number of issued shares less treasury shares and shares held in the Stock Trusts, and for the basic EPS calculations, unvested restricted stock.
Certain options representing 0.2 million and 0.3 million shares of common stock were outstanding at September 27, 2013 and September 28, 2012, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

4.	Investments
The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At September 27, 2013 and December 31, 2012, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.9 million and $0.6 million, respectively, and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see note 2 for “Fair Value”). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2013 and 2012 third quarter and year-to-date periods.

5.	Accumulated Other Comprehensive Loss
The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at September 27, 2013 and December 31, 2012 are as follows:

(amounts in thousands)	Sept. 27, 2013	Dec. 31, 2012
Foreign currency adjustment	$(3,897)	$(4,254)
Pension loss adjustment, net of tax of $988 in 2013, and $1,040 in 2012	(6,392)	(6,426)
Accumulated other comprehensive loss	$(10,289)	$(10,680)

During the 2013 year-to-date period, prior service costs and actuarial losses were amortized to expense as follows:

For the Three Quarters Ended
(amounts in thousands)	Sept. 27, 2013
Amortization of prior service cost	$2
Amortization of actuarial losses	208
Total before income tax	210
Income tax	(55)
Net of tax	$155

The amortization of both prior service cost and actuarial losses are included in determining net periodic pension cost. See note 7, "Deferred Compensation and Other Benefits" for additional information.

6.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 40% of pre-tax income. The 2013 third quarter ETR was 35.2% and the 2013 year-to-date ETR was 34.7%. The ETR was below the normal range in the 2013 third quarter primarily due to the Company recording a tax benefit related to the reversal of certain tax reserves. The 2013 year-to-date ETR was below the normal range due to the Company recording a tax benefit for its 2012 research and development activities for all of 2012 in the 2013 first quarter, as required under current accounting guidelines, as the legislation extending the tax credit related to these expenses, the American Taxpayer Relief Act of 2012, was not passed by the U.S. federal government until January 2013. Additionally, the 2013 year-to-date ETR was below the normal range due to the tax benefit of the Company's 2013 research and development activities, the reversal of the reserves as noted above, and the tax benefit of the Company's participation in the Work Opportunity Tax Credit (WOTC) program offered by the federal government to companies who have hired individuals who have traditionally faced barriers to employment.

The 2012 third quarter ETR was 39.0% and the 2012 year-to-date ETR was 38.4%.

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
Net periodic pension cost for the quarter and three quarters ended September 27, 2013 and September 28, 2012 for the ESBP is as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	Sept. 27, 2013	Sept. 28, 2012	Sept. 27, 2013	Sept. 28, 2012
Interest cost	$61	$85	$183	$255
Amortization of actuarial loss	48	70	144	210
Net periodic pension cost	$109	$155	$327	$465

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

The Company also retained a contributory defined-benefit plan for its previous employees located in the Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003. Net periodic pension cost was approximately $35,000 and $15,000 in the 2013 and 2012 third quarters, respectively, and $105,000 and $47,000 in the year-to-date periods ended September 27, 2013 and September 28, 2012, respectively.
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
The change in the fair value of plan assets for the NDBP for the three quarters ended September 27, 2013 and September 28, 2012 is as follows:

	For the Three Quarters Ended
(amounts in thousands)	Sept. 27, 2013	Sept. 28, 2012
Fair value of plan assets at beginning of period	$8,143	$7,811
Return on plan assets	241	231
Contributions	—	—
Benefits paid	(103)	(81)
Effect of exchange rate changes	182	(41)
Fair Value of plan assets at end of quarter	$8,463	$7,920

The Company also maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made contributions to this plan for amounts earned in 2012 totaling $0.3 million in the 2013 first quarter. The investments in the plan are included in the total assets of the Company, and are discussed in note 4, “Investments.” Participants in the plan have the ability to exchange a portion of their investments for stock units which represent shares of the Company's common stock. One participant in the plan has exchanged their investments for stock units in 2013 through the end of the third quarter. In exchange for the funds received, the Company issued shares out of treasury stock equivalent to the number of share units received by the participant. These shares of common stock receive dividends if any are paid, but are not entitled to any voting rights. The shares are being held by the Company, and will be released to the participant as prescribed by their payment election under the plan.
The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Cash contributions totaling less than $0.1 million were made to the plan for one director in the first three quarters of 2013.  At the time the contributions were made, the non-employee director elected to exchange his cash contributions to the plan for the purchase of stock units which represent shares of the Company’s common stock. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in exchange for funds received, the Company issued stock out of treasury stock equivalent to the number of share units received by the participant.  These shares of common stock receive dividends if any are paid, but are not entitled to any voting rights.  The shares are being held by the Company, and will be released to the non-employee director as prescribed by their payment election under the plan, as either shares of stock or the cash equivalent.

8.	Treasury Stock

During the 2013 third quarter, the Company used approximately $4.1 million to purchase 224,000 shares of its stock for treasury pursuant to the Company's share repurchase program. For the year-to-date period ended September 27, 2013, the Company used approximately $5.3 million to purchase approximately 283,000 shares pursuant to the repurchase program. At September 27, 2013, approximately 0.3 million shares remained authorized for future purchases. On October 18, 2013, the Company's board of directors increased the authorization for future purchases by one million shares. The Company issued approximately 9,000 shares and 196,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2013 third quarter and year-to-date period, respectively.

During the 2012 third quarter, the Company used approximately $0.5 million to purchase 38,000 shares of its stock for treasury pursuant to the Company’s share repurchase program. For the year-to-date period ended September 28, 2012, the Company used approximately $4.2 million to purchase approximately 301,000 shares pursuant to the repurchase program. At September 28, 2012, approximately 0.6 million shares remained authorized for future purchases. The Company issued approximately 260,000 shares and 557,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2012 third quarter and year-to-date period, respectively.

9.	Significant Customer
In the 2013 third quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $23.0 million or 22.9% of consolidated revenue as compared with $28.3 million or 26.6% of revenue in the comparable 2012 period. In the first three quarters of 2013, IBM accounted for $78.6 million or 24.9% of consolidated revenue, compared with $85.6 million or 27.1% of consolidated revenue in the comparable 2012 period. In the 2012 third quarter, IBM spun its retail business off to another large company. Included in the 2012 year-to-date period was $1.2 million of revenue related to this business which was sold.

The National Technical Services Agreement (“NTS Agreement”) with IBM extends to December 31, 2014. As part of the NTS Agreement, the Company provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as sole provider to the Systems and Technology Group business unit. The Company’s accounts receivable from IBM at September 27, 2013 and September 28, 2012 totaled $9.8 million and $11.6 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in the third quarter or year-to-date periods of 2013 or 2012.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Three Quarters Ended September 27, 2013
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

IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and three quarters ended September 27, 2013 and September 28, 2012 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 27, 2013	Sept. 28, 2012	Sept. 27, 2013	Sept. 28, 2012
IT solutions	39.7%	41.5%	39.3%	40.8%
IT staffing	60.3%	58.5%	60.7%	59.2%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and three quarters ended September 27, 2013 and September 28, 2012 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 27, 2013	Sept. 28, 2012	Sept. 27, 2013	Sept. 28, 2012
Healthcare	31.4%	33.5%	31.9%	32.8%
Technology service providers	26.6%	30.3%	28.5%	31.0%
Financial services	6.7%	5.9%	6.5%	6.0%
Energy	6.1%	5.8%	6.0%	5.9%
General markets	29.2%	24.5%	27.1%	24.3%
Total	100.0%	100.0%	100.0%	100.0%

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. The Company’s competition varies significantly by geographic region, as well as by the type of service provided. Many of the Company’s competitors are larger than CTG, and have greater financial, technical, sales and marketing resources. In addition, the Company frequently competes with a client’s own internal IT staff. Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India and other parts of Asia). Additionally, our healthcare clients have been effected by the U.S. government sequestration cuts which have lowered their reimbursements. There can be no assurance that CTG will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.
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

During both the 2013 and 2012 third quarters, the Company performed under a series of contracts with a customer that provide for application customization and integration services, specifically utilizing one of the software tools the Company has internally developed. As the contracts are closely interrelated and dependent on each other, for accounting purposes the contracts are considered to be one arrangement. Additionally, as the project includes significant modification and customization services to transform the previously developed software tool into an expanded tool that meets the customer’s requirements, the percentage-of-completion method of contract accounting is being utilized for the project.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods for the quarter and three quarters ended September 27, 2013 and September 28, 2012 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 27, 2013	Sept. 28, 2012	Sept. 27, 2013	Sept. 28, 2012
Time-and-material	88.0%	90.4%	89.1%	90.5%
Progress billing	9.5%	7.7%	8.6%	7.8%
Percentage-of-completion	2.5%	1.9%	2.3%	1.7%
Total	100.0%	100.0%	100.0%	100.0%
Results of Operations
The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	September 27, 2013		September 28, 2012
	(amounts in thousands)
Revenue	100.0%	$100,689	100.0%	$106,418
Direct costs	79.0%	79,506	78.3%	83,283
Selling, general and administrative expenses	15.0%	15,129	15.8%	16,812
Operating income	6.0%	6,054	5.9%	6,323
Interest and other expense, net	(0.1)%	(91)	—%	(68)
Income before income taxes	5.9%	5,963	5.9%	6,255
Provision for income taxes	2.1%	2,100	2.3%	2,442
Net income	3.8%	$3,863	3.6%	$3,813

For the Three Quarters Ended:	September 27, 2013		September 28, 2012
	(amounts in thousands)
Revenue	100.0%	$316,301	100.0%	$316,490
Direct costs	79.0%	249,872	78.6%	248,608
Selling, general and administrative expenses	15.1%	47,794	15.7%	49,817
Operating income	5.9%	18,635	5.7%	18,065
Non-taxable life insurance proceeds	—%	—	0.1%	423
Interest and other expense, net	(0.1)%	(306)	—%	(157)
Income before income taxes	5.8%	18,329	5.8%	18,331
Provision for income taxes	2.0%	6,354	2.2%	7,035
Net income	3.8%	$11,975	3.6%	$11,296

The Company recorded revenue in the 2013 and 2012 periods as follows:

					Year-over-
For the Quarter Ended:	September 27, 2013		September 28, 2012		Year Change
	(amounts in thousands)
North America	81.9%	$82,464	84.6%	$90,079	(8.5)%
Europe	18.1%	18,225	15.4%	16,339	11.5%
Total	100.0%	$100,689	100.0%	$106,418	(5.4)%
There were 63 billable days in both the 2013 and 2012 third quarters. Reimbursable expenses billed to customers and included in revenue totaled $2.8 million and $3.3 million in the 2013 and 2012 third quarters, respectively.

					Year-over-
For the Three Quarters Ended:	September 27, 2013		September 28, 2012		Year Change
	(amounts in thousands)
North America	82.2%	$260,057	84.1%	$266,209	(2.3)%
Europe	17.8%	56,244	15.9%	50,281	11.9%
Total	100.0%	$316,301	100.0%	$316,490	(0.1)%
There were 190 billable days and 191 billable days in the 2013 and 2012 year-to-date periods, respectively. Reimbursable expenses billed to customers and included in revenue totaled $9.0 million and $10.2 million in the 2013 and 2012 year-to-date periods, respectively.

In North America, the revenue decrease in the 2013 third quarter as compared with the 2012 third quarter, and the slight decrease in revenue in the 2013 year-to-date period as compared with the corresponding 2012 period was primarily due to a reduction in technical resource requirements from a large client in CTG's IT staffing business in the 2013 second and third quarters. Additionally, there was a general reduction in IT project spending throughout 2013 in the North American markets that we serve primarily driven by the U.S. federal government sequestration which has lowered reimbursements to a number of our healthcare clients. Finally, the Company's revenue in the third quarter was negatively affected by the timing of the completion of certain projects when compared to the timing of the start of new projects which have been delayed.

On a consolidated basis, IT solutions revenue decreased 9.5% and 3.7% in the 2013 third quarter and year-to-date period, respectively, as compared with the corresponding 2012 periods. The decrease in IT solutions revenue was primarily driven by the delay in the start of IT projects as previously mentioned. Also on a consolidated basis, IT staffing revenue decreased 2.5% in the 2013 third quarter, and increased 2.4% in the 2013 year-to-date period as compared with the corresponding 2012 periods. The decrease in IT staffing revenue in the 2013 third quarter was due to the reduction in requirements from the large IT staffing customer noted above. The Company’s headcount was approximately 3,800 employees at September 27, 2013, which was no change from approximately 3,800 employees at September 28, 2012, and a 3% decrease from approximately 3,900 employees at December 31, 2012.

In Europe, the strong increase in revenue in the Company’s European operations in the 2013 third quarter and first three quarters as compared with the corresponding 2012 periods was primarily due to strength in our European IT solutions business and the acquisition of etrinity, which recorded approximately $0.5 million and $2.2 million of revenue in the 2013 third quarter and 2013 year-to-date period, respectively. The increase was supported by the strength relative to the U.S. dollar of the currencies of Belgium and Luxembourg, and offset by the weakness in the currency in the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2013 third quarter as compared with the corresponding 2012 period, the average value of the Euro increased 5.8% while the average value of the British Pound decreased 2.0%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2012 third quarter to the 2013 third quarter, total European revenue would have been approximately $0.9 million lower, or $17.3 million as compared with the $18.2 million reported. In the first three quarters of 2013 as compared with the corresponding 2012 period, the average value of the Euro increased 2.7% while the average value of the British Pound decreased 2.0%. If there had been no change in the exchange rates from the first three quarters of 2012 to the corresponding 2013 period, total European revenue would have been approximately $1.3 million lower, or $54.9 million compared with the $56.2 million reported. Additionally, operating income in the third quarter and year-to-date period would have been approximately $26,000 and $54,000 lower, respectively, if there had been no change in the exchange rates year-over-year.

In the 2013 third quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $23.0 million or 22.9% of consolidated revenue as compared with $28.3 million or 26.6% of revenue in the comparable 2012 period. In the first three quarters of 2013, IBM accounted for $78.6 million or 24.9% of consolidated revenue, compared with $85.6 million or 27.1% of consolidated revenue in the comparable 2012 period. In the 2012 third quarter, IBM spun its retail business off to another large company. Included in the 2012 year-to-date period was $1.2 million of revenue related to this business which was sold. The National Technical Services Agreement (“NTS Agreement”) with IBM extends to December 31, 2014. As part of the NTS Agreement, the Company provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as sole provider to the Systems and Technology Group business unit. The Company’s accounts receivable from IBM at September 27, 2013 and September 28, 2012 totaled $9.8 million and $11.6 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in the third quarter or first three quarters of 2013 or 2012.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 79.0% of revenue in the 2013 third quarter as compared with 78.3% of revenue in the 2012 third quarter, and 79.0% of revenue in the first three quarters of 2013 as compared with 78.6% in the corresponding 2012 period. The Company’s direct costs as a percentage of revenue increased in the 2013 third quarter and year-to-date period as compared with the corresponding 2012 periods due to the percentage increase in staffing business in the Company's revenue mix, which has a higher direct cost.

Selling, general and administrative (“SG&A”) expenses were 15.0% of revenue in the 2013 third quarter as compared with 15.8% in the corresponding 2012 period, and 15.1% of revenue in the first three quarters of 2013 as compared with 15.7% in the corresponding 2012 period. The decrease in SG&A expenses as a percentage of revenue in the 2013 third quarter and year-to-date period as compared with the corresponding 2012 periods is primarily due to lower levels of incentives earned in 2013, and continued disciplined cost management.

Operating income was 6.0% of revenue in the 2013 third quarter as compared with 5.9% in the 2012 third quarter, and 5.9% of revenue in the first three quarters of 2013 as compared with 5.7% in the corresponding 2012 period. The increase in operating income as a percentage of revenue in the 2013 third quarter and year-to-date period as compared with the corresponding 2012 periods is primarily due to lower levels of incentives earned in 2013, and disciplined cost management. Operating income from North American operations was $16.8 million and $16.0 million in the first three quarters of 2013 and 2012, respectively. European operations recorded operating income of $1.8 million and $2.0 million in the 2013 and 2012 periods, respectively.

During the 2012 second quarter, one of the Company's previous chief executive officers passed away. The Company received non-taxable net proceeds and recorded a gain from life insurance in the 2012 second quarter totaling approximately $0.4 million.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 40% of pre-tax income. The 2013 third quarter ETR was 35.2% and the 2013 year-to-date ETR was 34.7%. The ETR was below the normal range in the 2013 third quarter primarily due to the Company recording a tax benefit related to the reversal of certain tax reserves. The 2013 year-to-date ETR was below the normal range due to the Company recording a tax benefit for its 2012 research and development activities for all of 2012 in the 2013 first quarter, as required under current accounting guidelines, as the legislation extending the tax credit related to these expenses, the American Taxpayer Relief Act of 2012, was not passed by the U.S. federal government until January 2013. Additionally, the 2013 year-to-date ETR was below the normal range due to the tax benefit of the Company's 2013 research and development activities, the reversal of the reserves as noted above, and the tax benefit of the Company's participation in the Work Opportunity Tax Credit (WOTC) program offered by the federal government to companies who have hired individuals who have traditionally faced barriers to employment. The 2012 third quarter ETR was 39.0% and the 2012 year-to-date ETR was 38.4%.

Net income for the 2013 third quarter was 3.8% of revenue or $0.23 per diluted share, compared with net income of 3.6% of revenue or $0.23 per diluted share in the 2012 third quarter. Net income for the first three quarters of 2013 was 3.8% of revenue or $0.70 per diluted share, compared with net income of 3.6% of revenue or $0.67 per diluted share in the first three quarters of 2012. Net income in the 2012 year-to-date period included approximately $0.03 per share from the non-taxable life insurance proceeds mentioned above. Diluted earnings per share was calculated using 16.9 million and 16.8 million weighted-average equivalent shares outstanding for the quarters ended September 27, 2013 and September 28, 2012, respectively, and 17.0 million and 16.8 million weighted-average equivalent shares outstanding for the year-to-date periods ended September 27, 2013 and September 28, 2012, respectively.

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
Goodwill Valuation
The Company has a goodwill balance of $38.0 million related to its healthcare vertical market recorded as of September 27, 2013. This balance reflects an increase of approximately $2.2 million in the 2013 first quarter due to the acquisition of etrinity, a provider of IT services to the healthcare market in Belgium and the Netherlands.
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
From its internal qualitative assessment completed in 2012, the Company believes the fair value of the business increased from 2011, and continues to be substantially in excess of the carrying value of the business. Additionally, there are no other facts or circumstances that arose during the year which led management to believe the goodwill balance was impaired.
Income Taxes—Valuation Allowances on Deferred Tax Assets
At September 27, 2013, the Company had a total of approximately $7.8 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation and state taxes, offset by depreciation. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.
At September 27, 2013, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $1.2 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at September 27, 2013, the Company had offset a portion of these assets with a valuation allowance totaling $1.1 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.1 million.
The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the third quarter of 2013 would have increased or decreased net income by approximately $59,600.
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
Financial Condition and Liquidity
Cash provided by operating activities was $0.8 million in the first three quarters of 2013, while operating activities provided $9.8 million in the first three quarters of 2012. In the first three quarters of 2013, net income was $12.0 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, and deferred compensation, totaled $3.7 million. In the 2012 period, net income was $11.3 million while the corresponding non-cash adjustments netted to $4.8 million.
Accounts receivable balances increased $3.0 million in the first three quarters of 2013 and increased $2.8 million in the first three quarters of 2012. The increase in the accounts receivable balance in the 2013 period primarily resulted from an increase in days sales outstanding (DSO), offset by a decrease in revenue year-over-year of approximately 5%. DSO was 68 days at September 27, 2013 and 61 days at December 31, 2012. The increase in DSO at September 27, 2013 was primarily due to a slowdown in the timing of receipts prior to quarter-end. The increase in the accounts receivable balance in the 2012 period primarily resulted from a 7.2% increase in revenue year-over-year, offset by a two day decrease in DSO from 62 days at December 31, 2011 to 60 days at September 28, 2012.
Other non-current assets increased $1.4 million in 2013 as the Company elected to not borrow available funds from its life insurance policies which would have offset the increase in the cash surrender value of the policies.
Accounts payable decreased $2.3 million and decreased $1.1 million in the 2013 and 2012 year-to-date periods, respectively, primarily due to the timing of certain payments near period-end. Accrued compensation decreased $4.2 million in the first three quarters of 2013 primarily due to lower headcount and lower incentive accruals in 2013, and decreased $1.0 million in the 2012 period due to one less week of accrued wages at September 28, 2012 as compared with December 31, 2011, slightly offset by an increase in headcount of 100 people, or 3% in the 2012 period.
Income taxes payable decreased $0.9 million and decreased $1.4 million in the 2013 and 2012 year-to-date periods, respectively, primarily due to estimated tax payments made during the third quarter of each year. Advance billings decreased $1.2 million in the first three quarters of 2013 primarily due to the change in the business mix toward a higher level of staffing customers. Other current liabilities decreased $1.2 million in 2013 due to significant payments made for amounts due in our European operations.
Investing activities used $5.6 million and $1.2 million of cash in the 2013 and 2012 first three quarters, respectively. In the 2013 first quarter, the Company used $2.5 million, net of cash received, to complete the acquisition of etrinity. The Company also used cash for additions to property and equipment of $1.7 million in 2013 and $1.1 million in 2012, additions to capitalized software totaling $1.2 million in 2013 (none in 2012), and contributions to the Company's deferred compensation plans of $0.3 million and $0.1 million in 2013 and 2012, respectively. The Company has no significant commitments for the purchase of property or equipment at September 27, 2013, and does not expect the amount to be spent in the fourth quarter of 2013 on additions to property, equipment and capitalized software to significantly vary from the amount spent in the first three quarters.
Financing activities used $4.4 million of cash in the first three quarters of 2013 and used $1.5 million of cash in the corresponding 2012 period. In the first three quarters of 2013, the Company recorded proceeds of $1.4 million from stock option exercises and excess tax benefits from equity-based compensation transactions, while in the first three quarters of 2012 these proceeds totaled $2.5 million. Cash overdrafts were $0.8 million, and less than $0.1 million in the year-to-date periods ended September 27, 2013 and September 28, 2012, respectively. The Company initiated a quarterly dividend in the 2013 first quarter, and paid $1.5 million in the first three quarters of 2013. The Company also used $5.3 million to purchase approximately 283,000 shares for treasury in the first three quarters of 2013, and used $4.2 million to purchase approximately 301,000 shares in the first three quarters of 2012. At September 27, 2013, a total of 0.3 million shares are available under the Company's authorization to purchase shares in future periods. On October 18, 2013, the Company's board of directors increased the authorization for future purchases by one million shares.
The Company's credit agreement expires in April 2014 and allows the Company to borrow up to $35.0 million. At both September 27, 2013 or September 28, 2012, there were no amounts outstanding under the credit agreement. Although there were no borrowings outstanding, at September 27, 2013 and September 28, 2012 there were $0.6 million and $0.5 million, respectively, of letters of credit issued under the credit agreement. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. During both the first three quarters of 2013 and 2012, the Company did not borrow any funds under its revolving credit agreement.
The Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at September 27, 2013 include a leverage ratio which must be no more than 2.75 to 1, a calculation of minimum tangible net worth which must be no less than $56.8 million, and total expenditures for property, equipment and capitalized software cannot exceed $5.0 million annually. The Company was in compliance with these covenants at September 27, 2013 as its leverage ratio was 0.0, its minimum tangible net worth was $71.9 million, and 2013 year-to-date expenditures for property, equipment and capitalized software were $2.9 million. The Company was also in compliance with its required covenants at December 31, 2012. When considering current market conditions and the Company’s current operating results, the Company believes it will be able to meet its covenants, as applicable, for the remainder of 2013 and future years.

Of the total cash and cash equivalents reported on the consolidated balance sheet at September 27, 2013 of $31.5 million, approximately $12.9 million was held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and has no intention of doing so in the foreseeable future as the funds are required to meet the working capital needs of our foreign operations.

The Company believes existing internally available funds, cash potentially generated from future operations, and borrowings available under the Company’s revolving line of credit totaling $34.4 million at September 27, 2013 are sufficient to meet foreseeable working capital and capital expenditure needs, pay dividends, fund stock repurchases, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements
The Company did not have off-balance sheet arrangements or transactions in the 2013 or 2012 third quarters other than guarantees in our European operations which support office leases and performance under government contracts. These guarantees totaled approximately $2.6 million at September 27, 2013.
Contractual Obligations
The company did not enter into any significant contractual obligations during the quarter ended September 27, 2013.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations.

Revenue in the Company’s European operations in the 2013 third quarter and year-to-date period as compared with the corresponding 2012 periods was affected by the strength relative to the U.S. dollar of the currencies of Belgium and Luxembourg, and offset by the weakness of the currency of the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2013 third quarter as compared with the 2012 third quarter, the average value of the Euro increased 5.8% while the average value of the British Pound decreased 2.0%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2012 third quarter to the 2013 third quarter, total European revenue would have been approximately $0.9 million lower, or $17.3 million as compared with the $18.2 million reported. In the first three quarters of 2013 as compared with the first three quarters of 2012, the average value of the Euro increased 2.7% while the average value of the British Pound decreased 2.0%. If there had been no change in these exchange rates from the first three quarters of 2012 to the corresponding 2013 period, total European revenue would have been approximately $1.3 million lower, or $54.9 million as compared with the $56.2 million reported. Additionally, operating income in the 2013 third quarter and year-to-date period would have been approximately $26,000 and $54,000 lower, respectively, if there had been no change in the exchange rates year-over-year.

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

Changes in Internal Control Over Financial Reporting
The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on September 27, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A. Risk Factors

There were no material changes in the Company's risk factors from those previously disclosed in the Company's form 10-K for the period ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
June 29 - July 31	92,679	$18.78	92,679	383,853
August 1 - August 31	92,465	$18.50	92,465	291,388
September 1 - September 27	39,269	$17.32	39,269	252,119
Total	224,413	$18.41	224,413

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
101.
Interactive data files pursuant to Rule 405 of Regulation S-T: the Condensed Consolidated Statements of Income for the quarter and three quarters ending September 27, 2013 and September 28, 2012, the Condensed Consolidated Statements of Comprehensive Income for the quarter and three quarters ending September 27, 2013 and September 28, 2012, the Condensed Consolidated Balance Sheets as of September 27, 2013 and December 31, 2012, the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 27, 2013 and September 28, 2012, and the Notes to the Condensed Consolidated Financial Statements

#    Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ Brendan M. Harrington
Brendan M. Harrington
Title:	Chief Financial Officer

Date: October 23, 2013