Form 10-K
period 2013-12-31
COMPUTER TASK GROUP INC
filed 2014-02-26
CIK 23111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from                      to
Commission File No. 1-9410
COMPUTER TASK GROUP, INCORPORATED
(Exact name of registrant as specified in its charter)

New York	16-0912632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
800 Delaware Avenue, Buffalo, New York	14209
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (716) 882-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC
Rights to Purchase Series A Participating Preferred Stock	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold on the last business day of the registrant’s most recently completed second quarter was $330.1 million. Solely for the purposes of this calculation, all persons who are or may be executive officers or directors of the registrant have been deemed to be affiliates.
The total number of shares of Common Stock of the Registrant outstanding at February 21, 2014 was 18,455,643.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) within 120 days of the end of the Company’s fiscal year ended December 31, 2013, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the SEC as part of this annual report on Form 10-K.

SEC Form 10-K Index

As used in this annual report on Form 10-K, references to “CTG,” “the Company” or “the Registrant” refer to Computer Task Group, Incorporated and its subsidiaries, unless the context suggests otherwise.
PART I
Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements made by the management of Computer Task Group, Incorporated (CTG, the Company or the Registrant) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff, (ii) domestic and foreign industry competition for customers and talent, (iii) the Company's ability to protect confidential client data, (iv) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM), (v) risks associated with operating in foreign jurisdictions, (vi) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (vii) the change in valuation of recorded goodwill balances, (viii) the impact of current and future laws and government regulation, as well as repeal or modification of such, affecting the information technology (IT) solutions and staffing industry, taxes and the Company's operations in particular, (ix) industry and economic conditions, including fluctuations in demand for IT services, (x) consolidation among the Company's competitors or customers, (xi) the need to supplement or change our IT services in response to new offerings in the industry, and (xii) the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company's reports filed with the Securities and Exchange Commission (SEC).

Item 1.	Business

Overview
CTG was incorporated in Buffalo, New York on March 11, 1966, and its corporate headquarters are located at 800 Delaware Avenue, Buffalo, New York 14209 (716-882-8000). CTG is an IT solutions and staffing services company with operations in North America and Europe. CTG employs approximately 3,700 people worldwide. During 2013, the Company had seven operating subsidiaries: Computer Task Group of Canada, Inc., providing services in Canada; and Computer Task Group Belgium N.V., CTG ITS S.A., Computer Task Group IT Solutions, S.A., Computer Task Group Luxembourg PSF, Computer Task Group (U.K.) Ltd., and etrinity N.V. (etrinity), each primarily providing services in Europe. Services provided in North America are primarily performed by CTG.
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

Generally, IT Solutions services include taking responsibility for the service related deliverables on a project and may include high-end consulting services. CTG has significant experience in implementing electronic medical records (EMR) systems in integrated delivery networks and other provider organizations. CTG also provides IT services to health insurance companies, and to assist in the start-up and development of Health Information Exchanges (HIEs). HIEs are consortiums of providers, payers, and government agencies at the local level that are charged with implementing secure community-wide electronic medical records.
Also included within IT Solutions is Transitional Application Management (TAM). In 2013, the healthcare market accounted for most of CTG’s TAM services. In a TAM engagement, the client hires CTG to manage an existing application for an extended time period, typically ranging from one to three years, while its internal IT staff focuses on implementation of a new application replacing the application being phased out. Additionally, CTG’s services in this area could include outsourcing support of single or multiple applications and help desk functions. Depending on client needs, these engagements are performed either at a client or a CTG site.
In 2013, CTG continued to invest in and expand new IT Solutions development, primarily targeted to the healthcare market, which supports cost reductions and productivity improvements. In 2011 and 2012, several healthcare solutions under development moved from the pilot stage of testing using live data into the sales process as completed tools. In 2013, the Company continued to invest in certain of these tools to expand their capabilities. These solutions include medical fraud, waste, and abuse detection and reduction, as well as medical care and disease management. The Company has developed proprietary software to support these offerings which expands the potential market for sale and support of these solutions. These solutions support both the healthcare provider and payer markets.

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

The primary focus of the Company’s staffing services is a managed services model that provides large clients with higher value support through cost-effective supply models customized to client needs, resource management support, vendor management programs, and a highly automated recruiting process and system with global reach.
Independent software testing is a common practice in Western Europe and represents a significant portion of the IT staffing services of CTG’s European operations. This comprehensive testing offering supports IT environments across multiple industries.
A trend affecting the staffing industry in recent years is that large users of external technology support are reducing their number of approved suppliers to fewer firms with a preference for those firms able to fulfill high volume requirements at competitive rates and to locate resources with specialized skills on a national level. CTG’s staffing services model fits this profile and it has consistently remained a preferred provider with large technology service providers and users that have reduced their lists of approved IT staffing suppliers.
IT solutions and staffing revenue as a percentage of consolidated revenue for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
IT solutions	39.4%	41.0%	37.9%
IT staffing	60.6%	59.0%	62.1%
Total	100.0%	100.0%	100.0%
In recent years, a major strategic focus of the Company has been to increase the amount of revenue from its IT solutions services, and the percentage of IT solutions revenue to total revenue, as operating margins generated by the IT solutions services are generally significantly higher than those of the IT staffing services. Overall, the Company’s revenue decreased $5.4 million or 1.3% from 2012 to 2013 due to a general reduction in spending by many of our healthcare clients due to the U.S. federal government sequestration which cut Medicare reimbursements to hospitals and health systems beginning on April 1, 2013. Additionally, there were cutbacks in our IT staffing services by our largest client as a result of the client's cost savings measures. These cutbacks, however, were offset by strong demand from various of our other IT staffing services customers. The higher margin IT solutions services decreased $9.2 million or 5.3% from 2012 to 2013, while IT staffing services increased $3.8 million or 1.5% in the same period. The Company’s operating margin in 2013 was 5.9%, which was the highest level since 1999. The overall increase in operating income in 2013 from 2012 was due to strict expense control. The Company’s operating margin was 5.8% in 2012, and 4.9% in 2011.
Vertical Markets
The Company promotes a majority of its services through four vertical market focus areas: Healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), Technology Service Providers, Financial Services, and Energy. The remainder of CTG’s revenue is derived from general markets.
CTG’s revenue by vertical market as a percentage of consolidated revenue for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Healthcare	31.4%	32.7%	29.6%
Technology service providers	27.9%	31.2%	34.3%
Financial services	6.8%	6.1%	6.7%
Energy	6.1%	6.0%	6.0%
General markets	27.8%	24.0%	23.4%
Total	100.0%	100.0%	100.0%
The Company’s growth efforts are primarily focused in the healthcare market based on its leading position in serving the provider market, and its expertise and experience serving other segments of this market (payers and life sciences companies). In the past several years, there had been higher demand for solutions offerings and support from healthcare companies, and in general, higher demand compared with other sectors of the U.S. economy. However, in 2013, the demand from our healthcare clients decreased. This decrease was directly related to the U.S. federal government sequestration which cut Medicare reimbursements to hospitals and health systems by 2% starting in April. Accordingly, the Company’s healthcare revenue decreased $7.4 million or 5.3% from 2012 to 2013.
Revenue for the Company's technology service providers vertical market decreased significantly in 2013 as compared with 2012 due to sluggish demand in this vertical market and cost saving efforts implemented by our largest staffing client.
During 2013, the percentage of revenue attributable to the financial services market increased from 2012, primarily due to the strength of the value of the Euro as compared with the U.S. dollar. In recent years, most of CTG’s revenue in the financial services market was generated from its European operations. This revenue totaled 98.3% of the Company’s total 2013 revenue from the financial services vertical market. Revenue in this vertical market fell slightly in 2012 from 2011 primarily due to weakness in the value of the Euro as compared with the U.S. dollar.
Revenue for the Company's energy vertical market remained consistent as a percentage of consolidated revenue in 2013 as compared with 2012 as modest demand in this vertical market kept pace with the overall revenue decrease of the Company of approximately 1.3%.
For the year ended December 31, 2013, CTG provided IT services to approximately 450 clients in North America and Europe. In North America, the Company operates in the United States and Canada, with greater than 99% of 2013 North American revenue generated in the United States. In Europe, the Company operates in Belgium, Luxembourg, and the United Kingdom. Of total 2013 consolidated revenue of $419.0 million, approximately 82% was generated in North America and 18% in Europe. One client, International Business Machines Corporation (IBM), accounted for greater than 10% of CTG’s consolidated revenue in 2013, 2012, and 2011.

Pricing and Backlog
The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectibility of the amounts due is reasonably assured. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed-price contracts is recognized per the proportional method of accounting using an input-based approach. On a given project, actual salary and indirect labor costs incurred are measured and compared against the total estimated costs of such items at the completion of the project. Revenue is recognized based upon the percentage-of-completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs which could distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our past experience on similar projects, and includes management judgments and estimates which affect the amount of revenue recognized on fixed-price contracts in any accounting period.

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods as a percentage of consolidated revenue for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Time-and-material	88.8%	90.3%	91.0%
Progress billing	8.8%	7.9%	7.3%
Percentage-of-completion	2.4%	1.8%	1.7%
Total	100.0%	100.0%	100.0%
As of December 31, 2013 and 2012, the backlog for fixed-price and all managed-support contracts was approximately $44.1 million and $35.7 million, respectively. Approximately 78.7% or $34.7 million of the December 31, 2013 backlog is expected to be earned in 2014. Of the $35.7 million of backlog at December 31, 2012, approximately 59.0%, or $21.1 million was earned in 2013. Revenue is subject to slight seasonal variations, with a minor slowdown in months of high vacation and legal holidays (July, August, and December). Backlog does not tend to be seasonal; however, it does fluctuate based upon the timing of entry into long-term contracts.
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
Employees
CTG’s business depends on the Company’s ability to attract and retain qualified professional staff to provide services to its customers. The Company has a structured recruiting organization that works with its clients to meet their requirements by recruiting and providing high quality, motivated staff. The Company employs approximately 3,700 employees worldwide, with approximately 3,100 in the United States and Canada and 600 in Europe. Of these employees, approximately 3,400 are IT professionals and 300 are individuals who work in sales, recruiting, delivery, administrative and support positions. The Company believes that its relationship with its employees is good. No employees are covered by a collective bargaining agreement or are represented by a labor union. CTG is an equal opportunity employer.
Financial Information About Geographic Areas
The following table sets forth certain financial information relating to the performance of the Company for the years ended December 31, 2013, 2012, and 2011. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” included in this report.

	2013	2012	2011
(amounts in thousands)
Revenue from External Customers:
United States	$341,391	$355,022	$328,422
Belgium (1)	48,428	41,957	43,011
Other European countries	28,684	26,653	23,969
Other country	533	783	873
Total foreign revenue	77,645	69,393	67,853
Total revenue	$419,036	$424,415	$396,275
Operating Income:
United States	$21,828	$21,203	$16,508
Europe	2,864	3,209	2,729
Other country	35	50	73
Total foreign operating income	2,899	3,259	2,802
Total operating income	$24,727	$24,462	$19,310
Total Assets:
United States	$139,576	$132,795	$119,912
Belgium (1)	18,037	18,908	15,148
Other European countries	16,621	14,211	12,133
Other country	197	291	299
Total foreign assets	34,855	33,410	27,580
Total assets	$174,431	$166,205	$147,492

(1)	Revenue and total assets for our Belgium operations have been disclosed separately as they exceed 10% of the consolidated balances in certain of the years presented.

Executive Officers of the Company
As of December 31, 2013, the following individuals were executive officers of the Company:

Name	Age	Office	Period During Which Served as Executive Officer	Other Positions and Offices with Registrant
James R. Boldt	62	Chairman, President and Chief Executive Officer	June 21, 2001 for President, July 16, 2001 for Chief Executive Officer, May 2002 for Chairman, all to date	Director
		Executive Vice President	February 2001 to June 2001
		Vice President, Strategic Staffing	December 2000 to September 2001
		Acting Chief Executive Officer	June 2000 to November 2000
		Vice President and Chief Financial Officer	February 12, 1996 to October 1, 2001
Michael J. Colson	51	Senior Vice President	January 3, 2005 to date	None
Arthur W. Crumlish	59	Senior Vice President	September 24, 2001 to date	None
Filip J. L. Gydé	53	Senior Vice President	October 1, 2000 to date	None
Brendan M. Harrington	47	Senior Vice President, Chief Financial Officer	September 13, 2006 to date	None
		Interim Chief Financial Officer	October 17, 2005 to September 12, 2006	None
Peter P. Radetich	59	Senior Vice President, General Counsel	April 28, 1999 to date	Secretary
Ted Reynolds	58	Vice President, Health Solutions	March 7, 2011 to date	None
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
Mr. Gydé was promoted to Senior Vice President in October 2000, at which time he assumed responsibility for all of the Company’s European operations. Prior to that, Mr. Gydé was Managing Director of the Company’s operations in Belgium. Mr. Gydé has been with the Company since May 1987.

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
Available Company Information
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act), and reports pertaining to the Company filed under Section 16 of the Exchange Act are available without charge on the Company’s website at www.ctg.com as soon as reasonably practicable after the Company electronically files the information with, or furnishes it to, the SEC. The Company’s code of ethics (Code of Conduct), committee charters and governance policies are also available without charge on the Company’s website at http://investors.ctg.com/governance.cfm.

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
Liability or damage to our reputation could arise if we fail to protect client and Company data or information systems as obligated by law or contract if our information systems are breached, or we fail to perform under related customer contracts.
As a company operating in the IT and professional services industry, we are dependent on information technology networks and systems to process, transmit and store electronic information, and to communicate among our locations within the United States and around the world, as well as with our clients and vendors.  Although the Company has had no significant prior cyber incidents, and we believe the likelihood of the occurrence of such incidents is low, the breadth and complexity of our technological infrastructure increases the potential risk of security breaches.  Such breaches could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information such as protected health information (PHI) under the Health Insurance Portability and Accountability Act of 1996 (HIPAA).  The Company’s failure to protect PHI covered under HIPAA could result in fines and penalties which could have a material, adverse impact on us. Additionally, if we fail to perform under related customer contracts, damage to our reputation could occur, which could have an adverse impact on our ability to sign contracts with such customers, or recruit qualified personnel to perform our services, in the future.
We derive a significant portion of our revenue from a single customer and a significant reduction in the amount of IT services requested by this customer would have an adverse effect on our revenue and operating results.
IBM is CTG’s largest customer. CTG provides services to various IBM divisions in many locations. During 2011, the National Technical Services Agreement (NTS Agreement) with IBM was renewed for three years until December 31, 2014. In 2013, 2012, and 2011, IBM accounted for $101.0 million or 24.1%, $113.5 million or 26.7%, and $116.5 million or 29.4% of the Company’s consolidated revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue in 2013, 2012 or 2011. The Company’s accounts receivable from IBM at December 31, 2013 and 2012 amounted to $11.0 million and $12.6 million, respectively. In January 2014, IBM announced its intention to spin off its x86 server division to Lenovo. A portion of the Company's 2013 revenue from IBM was related to the x86 server division. The Company expects to retain a significant portion of the revenue derived from the x86 server division despite the transition of the division from IBM to Lenovo. If IBM were to significantly reduce the amount of IT services they purchase from the Company, our revenue and operating results would be adversely affected.

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
Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. We performed 88.8% of our services on a time-and-materials basis during 2013. As such, our customers generally have the right to terminate a contract with us upon written notice without the payment of any financial penalty. Client projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages of a project, or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors that are beyond our control and are unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client, changes in client strategies or the economy in general. When contracts are terminated, we lose the anticipated future revenue and we may not be able to eliminate the associated costs required to support those contracts in a timely manner. Consequently, our operating results in subsequent periods may be lower than expected. Our clients can cancel or reduce the scope of their engagements with us on short notice. If they do so, we may be unable to reassign our professionals to new engagements without delay. The cancellation or reduction in scope of an engagement could, therefore, reduce the utilization rate of our professionals, which would have a negative impact on our business, financial condition, and results of operations. As a result of these and other factors, our past financial performance should not be relied on as a guarantee of similar or better future performance. Due to these factors, we believe that our results from operations may fluctuate from period to period in the future.
A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.
We have goodwill recorded totaling approximately $37.6 million at December 31, 2013. At least annually, we evaluate this goodwill for impairment based on the fair value of the business operations to which this goodwill relates. This estimated fair value could change if there is a significant decrease in the enterprise value of CTG, if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of transactions involving similar companies decreases which could occur given the economic downturn in recent years in the countries in which the Company operates, or there is a permanent, negative change in the market demand for the services offered by this business unit. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge which would have an adverse impact on our results of operations.
Changes in government regulations and laws affecting the IT services industry, and the industries in which our clients operate , including accounting principles and interpretations, and the taxation of domestic operations could adversely affect our results of operations.
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
The Company currently offers limited healthcare coverage to its hourly employees, which includes nearly half of its total employees. Under the PPACA, the Company will be required to offer expanded healthcare coverage to those employees, or potentially pay financial penalties. The Company intends to pass these additional costs on to its customers. However, in the event the Company is not able to pass some or all of these costs to its customers, the Company’s operating results could be negatively impacted when the legislation goes into effect in 2015.
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
During 2013 and 2012, the Company experienced higher unemployment tax rates in many of the states in which we do business, which increased our direct costs and negatively impacted our profitability. Considering current economic conditions in the U.S., the Company expects these rates will not significantly change in 2014 and future years.
Each year, the U.S. government enacts or fails to enact legislation based upon the current political climate. On an annual basis, Congress must approve and the President must sign the appropriation bills which govern spending by each of the federal agencies, which could impact the industries to which we provide services. If Congress is unable to agree on budget priorities and is unable to appropriate funds or pass the annual budget on a timely basis, there may be delays, reductions or cessations of funding to our clients, thereby reducing their demand for our services. In addition, from time to time it has been necessary for Congress to raise the U.S. debt ceiling in order to allow for borrowing necessary to fund government operations. If Congress fails to raise the debt ceiling on a timely basis, or if legislatively mandated cuts in federal programs, known as sequestration, occur, there may be delays, reductions or cessation of funding to our clients.
If we repatriate our cash balances from our foreign operations, we may be subject to additional tax liabilities.
We earn a portion of our operating income outside of the United States, and any repatriation of funds currently held in foreign jurisdictions to the United States may result in higher effective tax rates and additional tax liabilities for the Company. In addition, there have been proposals to change the tax laws in the United States that would significantly impact how United States based multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form, or in what time frame, any proposed legislation may be passed, if enacted, these tax laws could have a material adverse impact on our tax expense and cash flows.

Existing and potential customers may outsource or consider outsourcing their IT requirements to foreign countries in which we may not currently have operations, which could have an adverse effect on our ability to obtain new customers or retain existing customers.
In the past few years, more companies have started using, or are considering using, low cost offshore outsourcing centers to perform technology-related work and complete projects. Currently, we have partnered with clients to perform services in Russia to mitigate and reduce this risk to our Company. However, the risk of additional increases in the future in the outsourcing of IT solutions overseas to countries where we do not have operations could have a material, negative impact on our future operations.
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
The Company’s revenue and operating results are significantly affected by changes in demand for its services. In recent years, the U.S. economy, where the Company performs greater than 80% of its total business based upon revenue, significantly deteriorated primarily due to subprime mortgage issues, financial market conditions, and other economic concerns. In 2009, these economic pressures also extended to the European markets where the Company operates. These negative pressures on the economy led to a worldwide contraction of the credit markets, more severe recessionary conditions, and a decline in demand for the Company’s services which negatively affected the Company’s revenue and operating results in 2009 as compared with 2008. Economic pressures also led to customers’ reducing their spending on IT projects and external professional services. Economic conditions in 2010 through 2013 stabilized in the U.S., and in 2013 began to improve in Europe. Declines in spending for IT services in 2014 or future years may adversely affect our operating results in the future as they have in the past.
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
The Company owns and occupies its headquarters building at 800 Delaware Avenue, and an office building at 700 Delaware Avenue, both located in Buffalo, New York. These buildings are operated by CTG of Buffalo, a subsidiary of the Company which is part of the Company’s North American operations. The corporate headquarters consists of approximately 48,000 square feet and is occupied by corporate administrative operations. The office building consists of approximately 42,000 square feet and is also occupied by corporate administrative operations. At December 31, 2013, these properties were not mortgaged as part of the Company’s existing revolving credit agreement.
All of the remaining Company locations, totaling approximately 20 sites, are leased facilities. Most of these facilities are located in the United States, with approximately five of these locations in Europe in the countries of Belgium, Luxembourg and the United Kingdom, where our European operations are located. These facilities generally serve as sales and support offices and their size varies with the number of people employed at each office, ranging from 300 to 26,000 square feet. The Company’s lease terms generally vary from periods of less than a year to five years and typically have flexible renewal options. The Company believes that its presently owned and leased facilities are adequate to support its current and anticipated future needs.

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

Stock Market Information
The Company’s common stock is traded on The NASDAQ Stock Market LLC under the symbol CTG. The following table sets forth the high and low sales prices for the Company’s common stock for each quarter of the previous two years.

Stock Price	High	Low
Year Ended December 31, 2013
Fourth Quarter	$19.20	$15.51
Third Quarter	$26.11	$16.25
Second Quarter	$24.70	$18.80
First Quarter	$23.08	$18.29
Year Ended December 31, 2012
Fourth Quarter	$19.14	$16.20
Third Quarter	$16.66	$13.71
Second Quarter	$15.53	$11.79
First Quarter	$15.45	$13.39
On February 21, 2014, there were 1,624 holders of record of the Company’s common shares. Although the Company had not paid a dividend since 2000, it initiated a quarterly dividend of $0.05 per common share in March 2013. The Company is required to meet certain financial covenants under its current revolving credit agreement in order to pay dividends. The Company was in compliance with these financial covenants at each of December 31, 2011, 2012 and 2013. For additional information regarding such financial covenants, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity." The determination of the timing, amount and the continuation of the payment of dividends in the future on the Company’s common stock is at the discretion of the Board of Directors and will depend upon, among other things, the Company’s profitability, liquidity, financial condition, capital requirements and compliance with the aforementioned financial covenants.
For information concerning common stock issued in connection with the Company’s equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities
The Company’s share repurchase program (originally announced on May 12, 2005) does not have an expiration date, nor was it terminated during the 2013 fourth quarter. During October 2013, the Company’s Board of Directors authorized the addition of one million shares to the repurchase program. The information in the table below does not include shares withheld by or surrendered to the Company either to satisfy the exercise cost for the cashless exercise of employee stock options, or to satisfy tax withholding obligations associated with employee equity awards.

Purchases by the Company of its common stock on the open market during the fourth quarter ended December 31, 2013 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
September 28 - October 31	31,920	$16.64	31,920	1,220,199
November 1 - November 30	21,662	$17.00	21,662	1,198,537
December 1 - December 31	62,440	$17.98	62,440	1,136,097
Total	116,022	$17.43	116,022

*	Excludes broker commissions

Company Performance Graph
The following graph displays a five-year comparison of cumulative total shareholder returns for the Company’s common stock, the S&P 500 Index, and the Dow Jones U.S. Computer Services Index, assuming a base index of $100 at the end of 2008. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the period, assuming dividend reinvestment, and (B) the difference between the Company’s share price at the end and the beginning of the period by (2) the share price at the beginning of the period. The calculations were made excluding trading commissions and taxes.

	Base Period	Indexed Returns Years Ending
	December	December	December	December	December	December
	2008	2009	2010	2011	2012	2013
Computer Task Group, Inc.	$100.00	$248.76	$337.89	$437.27	$566.15	$590.81
S&P 500 Index	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
Dow Jones U.S. Computer Services Index	$100.00	$160.79	$185.25	$219.85	$241.87	$257.01
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
Consolidated Summary—Five-Year Selected Financial Information
The selected operating data and financial position information set forth below for each of the years in the five-year period ended December 31, 2013 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” included in this report.

	2013	2012	2011	2010	2009
(amounts in millions, except per-share data)		(1)
Operating Data
Revenue	$419.0	$424.4	$396.3	$331.4	$275.6
Operating Income	$24.7	$24.5	$19.3	$13.9	$9.9
Net Income	$15.7	$16.2	$11.9	$8.4	$5.9
Basic net income per share	$1.02	$1.07	$0.80	$0.57	$0.40
Diluted net income per share	$0.92	$0.96	$0.71	$0.52	$0.38
Cash dividend per share	$0.20	$—	$—	$—	$—

Financial Position
Working capital	$67.5	$63.5	$45.4	$33.0	$25.8
Total assets	$174.4	$166.2	$147.5	$130.3	$114.7
Long-term debt	$—	$—	$—	$—	$—
Shareholders’ equity	$113.8	$102.8	$88.8	$77.9	$71.7

(1)
During 2012, the Company received life insurance proceeds upon the death of two of its former executives. In total, the Company received $1.3 million, which is included in net income, and equaled $0.08 basic and diluted net income per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements made by the management of Computer Task Group, Incorporated (CTG, the Company or the Registrant) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff, (ii) domestic and foreign industry competition for customers and talent, (iii) the Company's ability to protect confidential client data, (iv) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM), (v) risks associated with operating in foreign jurisdictions, (vi) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (vii) the change in valuation of recorded goodwill balances, (viii) the impact of current and future laws and government regulation, as well as repeal or modification of such, affecting the information technology (IT) solutions and staffing industry, taxes and the Company's operations in particular, (ix) industry and economic conditions, including fluctuations in demand for IT services, (x) consolidation among the Company's competitors or customers, (xi) the need to supplement or change our IT services in response to new offerings in the industry, and (xii) the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company's reports filed with the Securities and Exchange Commission (SEC).
Industry Trends
The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve. The pace of technology advances and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been strong. In 2011, we experienced an increase in demand for our services, primarily in the healthcare provider solution and general IT staffing businesses. While demand in our healthcare vertical market remained strong in 2012, demand for our IT staffing services was modest which limited revenue growth for these services in 2012 as compared with 2011. During 2013, however, the demand for our services softened from prior years as demand from our healthcare clients was down, as were requirements for personnel received from our largest staffing customer.

The Company operates in one industry segment, providing IT services to its clients. These services include IT solutions and IT staffing. With IT solutions services, we generally take responsibility for the deliverables on a project and the services may include high-end consulting services. When providing IT staffing services, we typically supply personnel to our customers who then, in turn, take their direction from the client’s managers. IT solutions and IT staffing revenue as a percentage of consolidated revenue for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
IT solutions	39.4%	41.0%	37.9%
IT staffing	60.6%	59.0%	62.1%
Total	100.0%	100.0%	100.0%
The Company promotes a majority of its services through four vertical market focus areas: Healthcare (which includes services provided to healthcare providers, health insurers, and life sciences companies), Technology Service Providers, Financial Services, and Energy. The remainder of CTG’s revenue is derived from general markets.

CTG’s revenue by vertical market as a percentage of consolidated revenue for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Healthcare	31.4%	32.7%	29.6%
Technology service providers	27.9%	31.2%	34.3%
Financial services	6.8%	6.1%	6.7%
Energy	6.1%	6.0%	6.0%
General markets	27.8%	24.0%	23.4%
Total	100.0%	100.0%	100.0%
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
Revenue Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectibility of the amounts due is reasonably assured. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed-price contracts is recognized per the proportional method of accounting using an input-based approach. On a given project, actual salary and indirect labor costs incurred are measured and compared against the total estimated costs of such items at the completion of the project. Revenue is recognized based upon the percentage-of-completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs which could distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our past experience on similar projects, and includes management judgments and estimates which affect the amount of revenue recognized on fixed-price contracts in any accounting period.
From 2011 to 2013, the Company performed services for a customer under a series of contracts that provided for application customization and integration services, specifically utilizing one of the software tools the Company has developed for internal use. These services were provided under a software-as-a-service model. As the contracts were closely interrelated and dependent on each other, for accounting purposes the contracts were considered to be one arrangement. As the project included significant modification and customization services to transform the previously developed software tool into an expanded tool intended to meet the customer’s requirements, the percentage-of-completion method of contract accounting was utilized for the project.
The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods as a percentage of consolidated revenue for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Time-and-material	88.8%	90.3%	91.0%
Progress billing	8.8%	7.9%	7.3%
Percentage-of-completion	2.4%	1.8%	1.7%
Total	100.0%	100.0%	100.0%

Results of Operations
The table below sets forth percentage information calculated as a percentage of consolidated revenue as reported on the Company’s consolidated statements of income as included in Item 8, “Financial Statements and Supplementary Data” in this report.

Year Ended December 31,	2013	2012	2011
(percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Direct costs	78.8%	78.4%	78.7%
Selling, general and administrative expenses	15.3%	15.8%	16.4%
Operating income	5.9%	5.8%	4.9%
Interest and other income (expense), net	(0.1)%	0.2%	(0.1)%
Income before income taxes	5.8%	6.0%	4.8%
Provision for income taxes	2.1%	2.2%	1.8%
Net income	3.7%	3.8%	3.0%
2013 as compared with 2012
The Company recorded revenue in 2013 and 2012 as follows:

Year Ended December 31,	% of total	2013	% of total	2012	Year-Over-Year Change
(dollars in thousands)
North America	81.6%	$341,924	83.8%	$355,805	(3.9)%
Europe	18.4%	77,112	16.2%	68,610	12.4%
Total	100.0%	$419,036	100.0%	$424,415	(1.3)%
Reimbursable expenses billed to customers and included in revenue totaled $11.8 million and $13.4 million in 2013 and 2012, respectively.

In North America, the revenue decrease in 2013 as compared with 2012 was due to a reduction in demand from our healthcare customers and from our largest IT staffing customer. On a consolidated basis, IT solutions revenue decreased $9.2 million or 5.3% in 2013 as compared with 2012. The decrease was primarily driven by the sequestration that the U.S. federal government imposed during 2013, which, amongst other cuts, reduced Medicare reimbursements to hospitals and healthcare systems by 2% beginning on April 1, 2013. These cuts reduced revenue for many of our healthcare customers, causing them to reduce their expenses for much of 2013, including previously planned spending on IT projects. IT staffing revenue increased $3.8 million or 1.5% during 2013 as soft demand from our largest IT staffing customer was offset by strong demand from our other IT staffing customers.
The Company’s European operations include Belgium, Luxembourg and the United Kingdom. When considering the year-over-year change in revenue in constant currencies, the revenue from our European operations increased 9.0%. This strong increase in year-over-year revenue was in part due to strength in the Company’s European IT solutions services, and in part by the acquisition of etrinity which added approximately $2.8 million in revenue during the year. The revenue increase was supported by the strength relative to the U.S. dollar of the currencies of Belgium and Luxembourg, and slightly offset by the currency of the United Kingdom. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In 2013 as compared with 2012, the average value of the Euro increased 3.3%, while the average value of the British Pound decreased 1.3%. A significant portion of the Company's revenue from its European operations is generated in Belgium and Luxembourg. Had there been no change in these exchange rates from 2012 to 2013, total European revenue would have been approximately $2.3 million lower, or $74.8 million as compared with the $77.1 million reported.

IBM is CTG’s largest customer. CTG provides services to various IBM divisions in many locations. During 2011, the NTS Agreement with IBM was renewed for three years until December 31, 2014. As part of the NTS Agreement, the Company also provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as the sole provider to the Systems and Technology Group business unit. This agreement accounted for approximately 92.3% of all of the services provided to IBM by the Company in 2013. In 2013, 2012, and 2011, IBM accounted for $101.0 million or 24.1%, $113.5 million or 26.7%, and $116.5 million or 29.4% of the Company’s consolidated revenue, respectively. In 2012, IBM spun its retail business off to another large company. While CTG retained the work, this reduced our revenue from IBM in 2012 by $3.2 million. We expect to continue to derive a significant portion of our revenue from IBM in future years. However, a significant decline or the loss of the revenue from IBM would have a significant negative effect on our operating results.
In January 2014, IBM announced its intention to spin off its x86 server division to Lenovo. A portion of the Company's 2013 revenue from IBM was related to the x86 server division. The Company expects to retain a significant share of the revenue derived from the x86 server division despite the transition of the division from IBM to Lenovo.
The Company’s accounts receivable from IBM at December 31, 2013 and 2012 amounted to $11.0 million and $12.6 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in 2013, 2012 or 2011.
Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 78.8% of consolidated revenue in 2013 and 78.4% of consolidated revenue in 2012. The increase in direct costs as a percentage of revenue in 2013 compared with 2012 was due to a shift in the Company's business mix to a higher percentage of IT staffing services, which has a higher direct cost as a percentage of revenue than our IT solutions services.
Selling, general and administrative (SG&A) expenses were 15.3% of revenue in 2013 as compared with 15.8% of revenue in 2012. The SG&A decrease as a percentage of revenue in 2013 as compared with 2012 is primarily due to lower levels of personnel incentives earned in 2013, and continued disciplined cost management.
Operating income was 5.9% of revenue in 2013 as compared with 5.8% of revenue in 2012. The increase in operating income year-over-year was primarily due to the lower SG&A costs as a percentage of revenue. Operating income from North American operations was $21.8 million and $21.3 million in 2013 and 2012, respectively, while European operations generated operating income of $2.9 million and $3.2 million in 2013 and 2012, respectively. Operating income in 2013 in the Company’s European operations would have been approximately $0.1 million lower if there had been no change in foreign currency exchange rates year-over-year.

Interest and other income (expense), net was (0.1)% of revenue in 2013 and 0.2% in 2012. Net other income in 2012 primarily resulted from the receipt of life insurance proceeds totaling approximately $1.3 million for two former executives that passed away during 2012. This income in 2012 was partially offset by bank fees.
The Company’s effective tax rate (ETR) is calculated based upon the full year's operating results, and various tax related items. The Company’s normal ETR ranges from 38% to 40%. The ETR in 2013 was 35.6%, while the 2012 ETR was 36.5%. The 2013 ETR was lower than the normal range primarily due to the recording of approximately $0.7 million of tax credits related to research and development activities, and approximately $0.4 million of tax credits related to the Company’s participation in the Work Opportunity Tax Credit (WOTC) program offered by the federal government to companies who have hired individuals who have traditionally faced barriers to employment. The tax benefit for these two items for both 2013 and 2012 was recorded in 2013 as required under current accounting guidelines, as the legislation extending these tax credits, the American Taxpayer Relief Act of 2012, was not passed by the U.S. federal government until January 2013. The benefit of these tax credits was partially offset by an increase of approximately $0.1 million in the valuation allowance associated with net operating losses incurred by certain foreign subsidiaries. The 2012 ETR was lower than the normal range due to approximately $0.5 million in tax expense related to non-taxable life insurance proceeds received during the year. In addition, in 2012 the Company recorded an additional $0.2 million reduction of state tax expense as a result of the recording of certain favorable provision-to-return adjustments associated with the Company’s 2011 income tax returns.
Net income for 2013 was 3.7% of revenue or $0.92 per diluted share, compared with net income of 3.8% of revenue or $0.96 per diluted share in 2012. Diluted earnings per share were calculated using 17.0 million weighted-average equivalent shares outstanding in 2013 and 16.8 million in 2012. The increase in shares year-over-year is due to additional actual shares outstanding during 2013 as compared with 2012 due to a high number of stock option exercises by optionees in 2012 and 2013. This increase in the number of shares outstanding was partially offset by purchases of approximately 0.4 million and 0.3 million shares for treasury by the Company during 2013 and 2012, respectively.
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

In North America, the significant revenue increase in 2012 as compared with 2011 was due to strong demand for the Company’s IT solutions services. On a consolidated basis, IT solutions revenue increased $26.4 million or 17.9%, and was primarily driven by an increase in the Company's EMR work for providers in the healthcare vertical market in North America. IT staffing revenue increased $1.8 million or 0.7% as demand for these services significantly slowed due to challenging economic conditions in the United States.
The Company’s European operations include Belgium, Luxembourg and the United Kingdom. The increase in year-over-year revenue in the Company’s European operations was primarily due to modest strength in the Company’s European IT solutions services. When considering the year-over-year change in revenue in constant currencies, the revenue from our European operations increased 10.9%. This revenue increase was offset by the weakness relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In 2012 as compared with 2011, the average value of the Euro decreased 7.7%, while the average value of the British Pound decreased 1.2%. A significant portion of the Company's revenue from its European operations is generated in Belgium and Luxembourg. Had there been no change in these exchange rates from 2011 to 2012, total European revenue would have been approximately $5.4 million higher, or $74.0 million as compared with the $68.6 million reported.
As noted above, IBM is CTG’s largest customer, and CTG provides services to various IBM divisions in many locations. During the 2011 fourth quarter, the NTS Agreement was renewed for three years until December 31, 2014. As part of the NTS Agreement, the Company also provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as the sole provider to the Systems and Technology Group business unit. These agreements accounted for approximately 91.9% of all of the services provided to IBM by the Company in 2012. In 2012, 2011, and 2010, IBM accounted for $113.5 million or 26.7%, $116.5 million or 29.4%, and $102.3 million or 30.9% of the Company’s consolidated revenue, respectively. In 2012, IBM spun its retail business off into another large company. While CTG retained the work, this reduced our revenue from IBM in 2012 by $3.2 million. The Company’s accounts receivable from IBM at December 31, 2012 and 2011 amounted to $12.6 million and $12.8 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in 2012, 2011 or 2010.
Direct costs were 78.4% of consolidated revenue in 2012 and 78.7% of consolidated revenue in 2011. The decrease in direct costs as a percentage of revenue in 2012 compared with 2011 was due to a continued shift in the Company's business mix to a higher percentage of solutions services, which incurs lower direct costs as a percentage of revenue than the Company's staffing services.
SG&A expenses were 15.8% of revenue in 2012 as compared with 16.4% of revenue in 2011. The SG&A decrease as a percentage of revenue in 2012 as compared with 2011 is primarily due to disciplined cost management and the effect of operating leverage resulting from revenue growth.

Operating income was 5.8% of revenue in 2012 as compared with 4.9% of revenue in 2011. The increase in operating income year-over-year was primarily due to the favorable change in business mix to more solutions services in 2012, and lower SG&A costs as a percentage of revenue. Operating income from North American operations was $21.3 million and $16.6 million in 2012 and 2011, respectively, while European operations generated operating income of $3.2 million and $2.7 million in 2012 and 2011, respectively. Operating income in 2012 would have been approximately $0.2 million higher if there had been no change in foreign currency exchange rates year-over-year.

Interest and other income (expense), net was 0.2% of revenue in 2012 and (0.1)% in 2011. Net other income in 2012 primarily resulted from the receipt of life insurance proceeds totaling approximately $1.3 million for two former executives who passed away during 2012. This income in 2012 was partially offset by bank fees. In 2011, partially offsetting net interest and other expenses which resulted from bank fees and a loss on intercompany balances settled or intended to be settled at year-end, was approximately $0.1 million resulting from a gain on a sale of property.
The 2012 ETR was 36.5%, and the 2011 ETR was 37.6%. The ETR in 2012 was lower due to approximately $0.5 million in tax expense related to non-taxable life insurance proceeds received during the year. In addition, the Company recorded an additional $0.2 million reduction of state tax expense as a result of the recording of certain favorable provision-to-return adjustments associated with the Company's 2011 income tax returns. The ETR during 2011 was reduced as the Company recorded $0.3 million of tax credits related to research and development activities, and $0.3 million of federal tax credits related to the retention of certain individuals hired during 2010. The impact of these credits was partially offset by an increase in the valuation allowance of $0.2 million associated with net operating losses incurred by certain foreign subsidiaries.
The Company did not record a tax benefit for its research and development activities during 2012 as the legislation extending the tax credit related to these expenses, the American Taxpayer Relief Act of 2012, was not passed by the U.S. federal government until January 2013. As required under current accounting guidelines, the Company recognized a tax benefit of $0.3 million for these 2012 credits in the 2013 first quarter.
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
Goodwill Valuation
The Company has a goodwill balance of $37.6 million related to its healthcare vertical market recorded as of December 31, 2013. This balance reflects an increase of approximately $2.0 million in 2013 due to the acquisition of etrinity, a provider of IT services to the healthcare market in Belgium and the Netherlands.
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
At the respective measurement dates for 2013, 2012, and 2011, the Company completed its annual valuation of the business to which the Company’s goodwill relates. During 2013 and 2012, the Company utilized the provisions under Accounting Standards Update No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allow public entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this process, an entity is no longer required to calculate the fair value of a reporting unit unless the qualitative assessment shows that it is more likely than not that its fair value is less than its carrying amount. During 2011, the company utilized the assistance of an independent third party appraiser to complete its review.
The 2011 valuation indicated that the estimated fair value of the business was substantially in excess of its carrying value, with the estimated fair value of the unit exceeding the carrying value by 116%. From its internal reviews completed in 2013 and 2012, the Company believes the fair value of the business continues to be substantially in excess of the carrying value of the business. Additionally, there are no other facts or circumstances which arose during 2013, 2012 or 2011 that led management to believe the goodwill balance was impaired.
Income Taxes—Valuation Allowances on Deferred Tax Assets
At December 31, 2013, the Company had a total of approximately $7.5 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards and state taxes. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.
At December 31, 2013, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $1.2 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at December 31, 2013, the Company had offset a portion of these assets with a valuation allowance totaling approximately $1.1 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.1 million.
The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in 2013 would have increased or decreased net income by approximately $243,390, or approximately $0.01 per diluted share.
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
Financial Condition and Liquidity
Cash provided by operating activities was $19.0 million, $21.2 million and $8.6 million in 2013, 2012 and 2011, respectively. In 2013, net income was $15.7 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $5.2 million. In 2012 and 2011, net income was $16.2 million and $11.9 million, respectively, while the corresponding non-cash adjustments netted to $5.9 million and $1.9 million, respectively. The decrease in non-cash adjustments in 2013 as compared with 2012 was primarily due to a decrease in deferred compensation of approximately $0.5 million. The increase in non-cash adjustments in 2012 as compared with 2011 was primarily due to an increase in depreciation and amortization expense of $0.6 million, an increase in equity-based compensation expense of $0.6 million, deferred taxes of $1.0 million and deferred compensation of $1.6 million. The increase in 2012 for depreciation and amortization expense was due to the completion, at that time, of all existing capitalized software projects and the corresponding initiation of depreciation expense on those projects. The change in 2012 from 2011 for deferred compensation primarily relates to a change in the discount rate for the Netherlands defined-benefit plan.
Accounts receivable balances decreased $5.2 million in 2013 as compared with 2012, increased $2.2 million in 2012 as compared with 2011, and increased $10.6 million in 2011 as compared with 2010. The decrease in the accounts receivable balance in 2013 resulted from a decrease in revenue in the 2013 fourth quarter of approximately 4.8% when compared with the 2012 fourth quarter. The decrease in revenue was offset by an increase in days sales outstanding (DSO). DSO is calculated by dividing accounts receivable obtained from the consolidated balance sheet by average daily revenue for the fourth quarter of the respective year. DSO was 62 days at December 31, 2013, whereas the DSO at December 31, 2012 was 61 days. The increase in the accounts receivable balance in 2012 as compared with 2011 resulted from an increase in revenue in the 2012 fourth quarter of approximately 6.9% when compared with the 2011 fourth quarter. The increase in revenue was offset by a decrease in DSO of one day from 62 days at December 31, 2011. The increase in the accounts receivable balance in 2011 as compared with 2010 resulted from an increase in revenue in the 2011 fourth quarter of approximately 16% when compared with the 2010 fourth quarter. DSO also increased to 62 days at December 31, 2011 from 60 days at December 31, 2010.
Other assets increased $1.6 million in 2013, decreased less than $0.1 million in 2012, and decreased $1.1 million in 2011. The increase in 2013 as compared with 2012 was due to the Company electing to not borrow available funds from its life insurance policies which would have offset the increase in the cash surrender value of the policies. The decrease in 2011 from 2010 was primarily due to a decrease in the actuarially determined asset recorded for the Netherlands defined benefit plan. Accounts payable decreased $2.6 million in 2013, decreased $0.3 million in 2012, and increased $1.3 million in 2011. The decrease in 2013 was primarily due to the timing of certain payments near year-end. The increase in accounts payable in 2011 is primarily due to a general increase in the size of the Company and the timing of payments near year-end. Accrued compensation decreased $1.1 million in 2013 primarily due to lower incentives and headcount in 2013, increased $1.0 million in 2012 primarily due to an increase in employee headcount of about 200 from 2011, and increased $1.5 million in 2011 primarily due to a significant increase in headcount of about 300 employees year-over-year. Income taxes payable decreased $0.2 million in 2013, decreased $1.1 million in 2012 due to the timing of payments made in 2012 and certain provision-to-return adjustments made when filing the Company's 2011 tax returns, and increased $1.2 million in 2011 due to higher taxable income in 2011 as compared with 2010.
Investing activities used $6.7 million, $2.0 million, and $1.7 million of cash in 2013, 2012 and 2011, respectively, primarily due to additions to property, equipment and capitalized software of $4.0 million in 2013, $1.9 million in 2012, and $1.9 million in 2011. The Company has no significant commitments for the purchase of property or equipment at December 31, 2013, and does not expect the amount to be spent in 2014 on additions to property, equipment and capitalized software to significantly vary from the amount spent in 2013. Additionally, in 2013, the Company spent approximately $2.5 million acquiring etrinity, an IT services firm providing services in Belgium and the Netherlands.
Financing activities used $7.1 million of cash in 2013, used $1.3 million of cash in 2012, and provided $1.0 million of cash in 2011. The Company received $1.7 million, $3.8 million, and $3.8 million during 2013, 2012, and 2011, respectively, from the proceeds from stock option exercises and excess tax benefits from equity-based compensation transactions. These increases in 2011 and 2012 were larger as compared with 2013 due to a significant increase in the Company’s stock price during 2011 and 2012 which led to a higher level of stock option exercises.
During 2013, 2012 and 2011, the Company used $7.3 million, $4.6 million, and $3.6 million, respectively, to purchase approximately 0.4 million, 0.3 million, and 0.3 million shares of its stock for treasury. During October 2013, the Company’s Board of Director’s authorized 1.0 million additional shares for future stock repurchases under this program. Approximately 1.1 million, 0.5 million, and 0.9 million shares remained authorized for future purchases under the Company’s share repurchase plan at December 31, 2013, 2012 and 2011, respectively. At

December 31, 2013, 2012 and 2011, the Company also experienced changes in its cash account overdrafts, which are primarily due to the timing of payments near year-end, of $0.5 million, $(0.8) million, and $0.5 million, respectively.
The Company did not have any borrowings outstanding under its revolving line of credit (LOC) at December 31, 2013, 2012 or 2011. The term of the LOC extends to April 2014. The LOC totals $35.0 million and can be used for borrowings or letter of credit commitments, as needed. Letters of credit at December 31, 2013, 2012 and 2011 totaled $0.6 million, $0.5 million, and $0.4 million, respectively. The Company borrows or repays the LOC as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. The Company did not borrow any amounts under the line of credit during 2013 or 2012. The average outstanding balance under the Company’s LOC for 2011 was approximately $0.4 million.
The Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at December 31, 2013 include a leverage ratio which must be no more than 2.75 to 1.00, a calculation of minimum tangible net worth which must be no less than $58.3 million, and total expenditures for property, equipment and capitalized software cannot exceed $5.0 million annually. The Company was in compliance with these covenants at December 31, 2013 as its leverage ratio was 0.0, its minimum tangible net worth was $75.2 million, and 2013 expenditures for property, equipment and capitalized software were $4.0 million. The Company was also in compliance with its required covenants at December 31, 2012 and 2011. When considering current market conditions and the Company’s current operating results, the Company believes it will be able to meet its covenants, as applicable, in 2014.
Of the total cash and cash equivalents reported on the consolidated balance sheet at December 31, 2013 of $46.2 million, approximately $13.5 million is held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. During January 2013, the Company used a portion of its cash held by its foreign operations to purchase etrinity. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and has no intention of doing so in the foreseeable future as the funds are generally required to meet the working capital needs of its foreign operations.
The Company believes existing internally available funds and cash potentially generated from operations will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, continue paying a dividiend, and to allow for future internal growth and expansion.
Off-Balance Sheet Arrangements
The Company did not have off-balance sheet arrangements or transactions in 2013, 2012 or 2011 other than guarantees in our European operations which support office leases and performance under government contracts. These guarantees totaled approximately $2.7 million at December 31, 2013.
Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations. See Item 7A, “Quantitative and Qualitative Disclosure about Market Risk” in this report.

Contractual Obligations
The Company intends to satisfy its contractual obligations from operating cash flows, and, if necessary, from draws on its revolving credit line. A summary of the Company’s contractual obligations at December 31, 2013 is as follows:

(in millions)		Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-term debt	A	$—	$—	$—	$—	$—
Capital lease obligations	B	—	—	—	—	—
Operating lease obligations	C	16.3	5.9	7.3	2.8	0.3
Purchase obligations	D	2.2	1.6	0.6	—	—
Deferred compensation benefits (U.S.)	E	7.5	0.7	1.5	1.3	4.0
Deferred compensation benefits Europe	F	2.9	0.1	0.3	0.4	2.1
Other long-term liabilities	G	0.4	—	0.1	0.1	0.2
Total		$29.3	$8.3	$9.8	$4.6	$6.6

A
A $35.0 million revolving credit agreement (Agreement) that expires in April 2014. The Company uses this Agreement to fund its working capital obligations as needed, primarily funding the U.S. bi-weekly payroll. There were no borrowings outstanding under the Agreement at December 31, 2013. The Company does currently have one outstanding letter of credit under the Agreement totaling approximately $0.6 million which collateralizes an employee benefit program.

B	The Company does not have any capital lease obligations outstanding at December 31, 2013.

C
Operating lease obligations relate to the rental of office space, office equipment, and automobiles leased in the Company’s European operations. Total rental expense under operating leases in 2013, 2012 and 2011 was approximately $7.0 million, $6.3 million, and $6.8 million, respectively.

D
The Company’s purchase obligations in 2014, 2015 and 2016 total approximately $2.2 million, including $0.9 million for software maintenance, support and related fees, $0.6 million for telecommunications, $0.5 million for recruiting services, $0.1 million for computer-based training courses, and $0.1 million for professional organization memberships.

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

The Company also has a non-qualified defined-contribution deferred compensation plan for certain key executives. Contributions to this plan in 2013 were $0.3 million. The Company anticipates making contributions totaling approximately $0.2 million in 2014 to this plan for amounts earned in 2013.

F
The Company retained a contributory defined-benefit plan for its previous employees located in the Netherlands when the Company disposed of its subsidiary, CTG Nederland B.V. This plan was curtailed on January 1, 2003 for additional contributions. The Company does not anticipate making additional contributions to fund the plan in future years.

G	The Company has other long-term liabilities including payments for a postretirement benefit plan for several retired employees and their spouses, totaling less than 10 participants.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
The Company’s primary market risk exposures consist of interest rate risk associated with variable rate borrowings and foreign currency exchange risk associated with the Company’s European operations.
The Company's credit agreement currently expires in April 2014. This credit agreement allows the Company to borrow up to $35.0 million. At both December 31, 2013 and 2012, there were no amounts outstanding under the credit agreement. However, at December 31, 2013 and 2012, there was $0.6 million and $0.5 million, respectively, outstanding under letters of credit under the credit agreement.
The Company did not borrow any amounts under the line of credit during 2013 or 2012. The maximum amount outstanding under the Company’s credit agreement during 2011 was $5.8 million. Average bank borrowings outstanding for 2011 were $0.4 million, and carried a weighted-average interest rate of 2.3%. A one percent change in the weighted-average interest rate during 2011 would have increased or decreased interest expense by $4,000. The Company incurred commitment fees totaling approximately $0.1 million in each of 2013, 2012 and 2011 relative to the agreement.
During 2013, revenue was affected by the year-over-year foreign currency exchange rate changes of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. Had there been no change in these exchange rates from 2012 to 2013, total European revenue would have been approximately $2.3 million lower in 2013, or $74.8 million as compared with the 77.1 million reported. Operating income in the Company’s European operations would have been approximately $0.1 million lower if there had been no change in foreign currency exchange rates year-over-year.
The Company recorded a net exchange loss on intercompany balances totaling approximately $0.1 million in 2011, resulting from balances settled during the year, or those intended to be settled as of December 31, 2011. Amounts recorded during 2012 and 2013 for these losses were nominal. The Company has historically not used any market rate sensitive instruments to hedge its foreign currency exchange risk as it conducts its foreign operations in local currencies, which generally limits risk. The Company believes the market risk related to intercompany balances in future periods will not have a material effect on its results of operations.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Computer Task Group, Incorporated:

We have audited the accompanying consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Task Group, Incorporated and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Computer Task Group, Incorporated’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”, and our report dated February 26, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Buffalo, New York
February 26, 2014

Consolidated Statements of Income

Year Ended December 31,	2013	2012	2011
(amounts in thousands, except per-share data)
Revenue	$419,036	$424,415	$396,275
Direct costs	330,327	333,086	311,984
Selling, general and administrative expenses	63,982	66,867	64,981
Operating income	24,727	24,462	19,310
Interest and other income	58	156	231
Non-taxable life insurance proceeds	—	1,268	—
Interest and other expense	446	441	418
Income before income taxes	24,339	25,445	19,123
Provision for income taxes	8,660	9,280	7,185
Net income	$15,679	$16,165	$11,938
Net income per share:
Basic	$1.02	$1.07	$0.80
Diluted	$0.92	$0.96	$0.71
Weighted average shares outstanding:
Basic	15,365	15,172	14,968
Diluted	16,954	16,841	16,731

Cash dividend declared per share	$0.20	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2013	2012	2011
(amounts in thousands)
Net Income	$15,679	$16,165	$11,938

Foreign currency adjustment	717	370	(326)
Pension loss adjustment, net of taxes of $235, $(396), and $295 in 2013, 2012, and 2011, respectively	1,258	(2,820)	(1,743)
Other comprehensive income (loss)	1,975	(2,450)	(2,069)

Comprehensive income	$17,654	$13,715	$9,869

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

December 31,	2013	2012
(amounts in thousands, except share balances)
Assets
Current Assets:
Cash and cash equivalents	$46,227	$40,614
Accounts receivable, net of allowances of $1,040 and $862 in 2013 and 2012, respectively	67,422	70,459
Prepaid and other current assets	1,657	1,450
Deferred income taxes	1,113	1,145
Total current assets	116,419	113,668
Property, equipment and capitalized software, net	8,241	6,916
Goodwill	37,638	35,678
Deferred income taxes	6,487	6,435
Other assets	4,750	2,871
Investments	896	637
Total assets	$174,431	$166,205
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$9,536	$10,170
Accrued compensation	31,460	32,162
Advance billings on contracts	2,467	2,481
Dividend payable	748	—
Other current liabilities	4,086	4,747
Income taxes payable	632	641
Total current liabilities	48,929	50,201
Deferred compensation benefits	11,224	12,847
Other long-term liabilities	436	376
Total liabilities	60,589	63,424
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	122,531	119,183
Retained earnings	112,277	99,644
Less: Treasury stock of 8,488,404 and 8,276,014 shares at cost, in 2013 and 2012, respectively	(57,163)	(50,302)
Stock Trusts of 3,363,351 shares at cost in both periods	(55,083)	(55,083)
Other	(285)	(251)
Accumulated other comprehensive loss	(8,705)	(10,680)
Total shareholders’ equity	113,842	102,781
Total liabilities and shareholders’ equity	$174,431	$166,205

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

Year Ended December 31,	2013	2012	2011
(amounts in thousands)
Cash flow from operating activities:
Net income	$15,679	$16,165	$11,938
Adjustments:
Depreciation and amortization expense	2,796	2,919	2,271
Equity-based compensation expense	2,647	2,236	1,654
Deferred income taxes	(350)	116	(883)
Deferred compensation	128	600	(1,036)
(Gain) loss on sales of property and equipment	—	20	(136)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	5,213	(2,239)	(10,561)
(Increase) decrease in prepaid and other current assets	(154)	403	93
(Increase) decrease in other assets	(1,610)	50	1,091
Increase (decrease) in accounts payable	(2,607)	(293)	1,250
Increase (decrease) in accrued compensation	(1,107)	1,002	1,530
Increase (decrease) in income taxes payable	(232)	(1,067)	1,176
Increase (decrease) in advance billings on contracts	(361)	707	(568)
Increase (decrease) in other current liabilities	(869)	732	733
Increase (decrease) in other long-term liabilities	(182)	(195)	53
Net cash provided by operating activities	18,991	21,156	8,605
Cash flow from investing activities:
Acquisition of business, net of cash received	(2,488)	—	—
Additions to property and equipment	(2,266)	(1,872)	(1,584)
Additions to capitalized software	(1,686)	—	(364)
Deferred compensation plan investments, net	(269)	(113)	97
Proceeds from sales of property and equipment	—	5	176
Net cash used in investing activities	(6,709)	(1,980)	(1,675)
Cash flow from financing activities:
Proceeds from stock option plan exercises	561	1,144	2,007
Excess tax benefits from equity-based compensation	1,119	2,615	1,801
Proceeds from Employee Stock Purchase Plan	368	294	274
Change in cash overdraft, net	506	(777)	539
Dividends paid	(2,274)	—	—
Purchase of stock for treasury	(7,343)	(4,591)	(3,601)
Net cash provided by (used in) financing activities	(7,063)	(1,315)	1,020
Effect of exchange rates on cash and cash equivalents	394	339	(373)
Net increase in cash and cash equivalents	5,613	18,200	7,577
Cash and cash equivalents at beginning of year	40,614	22,414	14,837
Cash and cash equivalents at end of year	$46,227	$40,614	$22,414

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

									Accumulated Other Comprehensive Income (loss)
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Stock Trusts				Total Shareholders’ Equity
	Shares	Amount			Shares	Amount	Shares	Amount		Other
(amounts in thousands)
Balances as of December 31, 2010	27,018	$270	$113,678	$71,541	8,963	$(46,178)	3,363	$(55,083)	$(6,161)	$(147)	$77,920
Employee Stock Purchase Plan share issuance	—	—	155	—	(22)	119	—	—	—	—	274
Stock Option Plan share issuance, net	—	—	(879)	—	(637)	2,806	—	—	—	—	1,927
Excess tax benefits from equity-based compensation	—	—	1,801	—	—	—	—	—	—	—	1,801
Restricted stock plan share issuance/forfeiture	—	—	(666)	—	(50)	(581)	—	—	—	—	(1,247)
Deferred compensation plan share issuance	—	—	152	—	(21)	115	—	—	—	(59)	208
Purchase of stock	—	—	—	—	308	(3,601)	—	—	—	—	(3,601)
Equity-based compensation	—	—	1,654	—	—	—	—	—	—	—	1,654
Net income	—	—	—	11,938	—	—	—	—	—	—	11,938
Foreign currency adjustment	—	—	—	—	—	—	—	—	(326)	—	(326)
Pension loss adjustment, net of tax	—	—	—	—	—	—	—	—	(1,743)	—	(1,743)
Balances as of December 31, 2011	27,018	270	115,895	83,479	8,541	(47,320)	3,363	(55,083)	(8,230)	(206)	88,805
Employee Stock Purchase Plan share issuance	—	—	181	—	(19)	113	—	—	—	—	294
Stock Option Plan share issuance, net	—	—	(1,310)	—	(476)	1,533	—	—	—	—	223
Excess tax benefits from equity-based compensation	—	—	2,615	—	—	—	—	—	—	—	2,615
Restricted stock plan share issuance/forfeiture	—	—	(660)	—	(70)	(164)	—	—	—	—	(824)
Deferred compensation plan share issuance	—	—	226	—	(26)	127	—	—	—	(45)	308
Purchase of stock	—	—	—	—	326	(4,591)	—	—	—	—	(4,591)
Equity-based compensation	—	—	2,236	—	—	—	—	—	—	—	2,236
Net income	—	—	—	16,165	—	—	—	—	—	—	16,165
Foreign currency adjustment	—	—	—	—	—	—	—	—	370	—	370
Pension loss adjustment, net of tax	—	—	—	—	—	—	—	—	(2,820)	—	(2,820)
Balances as of December 31, 2012	27,018	270	119,183	99,644	8,276	(50,302)	3,363	(55,083)	(10,680)	(251)	102,781

(continued on next page)

									Accumulated Other Comprehensive Income (loss)
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Stock Trusts				Total Shareholders’ Equity
	Shares	Amount			Shares	Amount	Shares	Amount		Other
(amounts in thousands)
Balances as of December 31, 2012	27,018	270	119,183	99,644	8,276	(50,302)	3,363	(55,083)	(10,680)	(251)	102,781
Employee Stock Purchase Plan share issuance	—	—	248	—	(19)	120	—	—	—	—	368
Stock Option Plan share issuance, net	—	—	(183)	—	(110)	687	—	—	—	—	504
Excess tax benefits from equity-based compensation	—	—	1,119	—	—	—	—	—	—	—	1,119
Restricted stock plan share issuance/forfeiture	—	—	(567)	—	(52)	(364)	—	—	—	—	(931)
Deferred compensation plan share issuance	—	—	84	—	(6)	39	—	—	—	(34)	89
Purchase of stock	—	—	—	—	399	(7,343)	—	—	—	—	(7,343)
Equity-based compensation	—	—	2,647	—	—	—	—	—	—	—	2,647
Net income	—	—	—	15,679	—	—	—	—	—	—	15,679
Dividends declared	—	—	—	(3,046)	—	—	—	—	—	—	(3,046)
Foreign currency adjustment	—	—	—	—	—	—	—	—	717	—	717
Pension loss adjustment, net of tax	—	—	—	—	—	—	—	—	1,258	—	1,258
Balances as of December 31, 2013	27,018	$270	$122,531	$112,277	8,488	$(57,163)	3,363	$(55,083)	$(8,705)	$(285)	$113,842

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of Computer Task Group, Incorporated, and its subsidiaries (the Company or CTG), located primarily in North America and Europe. There are no unconsolidated entities, or off-balance sheet arrangements other than certain guarantees supporting office leases or the performance under government contracts in the Company's European operations. All inter-company accounts and transactions have been eliminated. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Such estimates primarily relate to the valuation of goodwill, valuation allowances for deferred tax assets, actuarial assumptions including discount rates and expected rates of return, as applicable, for the Company’s defined benefit plans, the allowance for doubtful accounts receivable, assumptions underlying stock option valuation, investment valuation, legal matters, other contingencies, and estimates of progress toward completion and direct profit or loss on contracts. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Actual results could differ from those estimates.
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
CTG’s revenue by vertical market as a percentage of consolidated revenue for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Healthcare	31.4%	32.7%	29.6%
Technology service providers	27.9%	31.2%	34.3%
Financial services	6.8%	6.1%	6.7%
Energy	6.1%	6.0%	6.0%
General markets	27.8%	24.0%	23.4%
Total	100.0%	100.0%	100.0%
Revenue and Cost Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectibility of the amounts due is reasonably assured. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed-price contracts is recognized per the proportional method of accounting using an input-based approach. On a given project, actual salary and indirect labor costs incurred are measured and compared against the total estimated costs of such items at the completion of the project. Revenue is recognized based upon the percentage-of-completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs which could distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our past experience on similar projects, and includes management judgments and estimates which affect the amount of revenue recognized on fixed-price contracts in any accounting period.
The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods as a percentage of consolidated revenue for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Time-and-material	88.8%	90.3%	91.0%
Progress billing	8.8%	7.9%	7.3%
Percentage-of-completion	2.4%	1.8%	1.7%
Total	100.0%	100.0%	100.0%
The Company includes billable expenses in its accounts as both revenue and direct costs. These billable expenses totaled $11.8 million, $13.4 million, and $12.7 million in 2013, 2012 and 2011, respectively.
Software Revenue Recognition
From 2011 to 2013, the Company performed services for a customer under a series of contracts that provided for application customization and integration services, specifically utilizing one of the software tools the Company has developed for internal use. These services were provided under a software-as-a-service model. As the contracts were closely interrelated and dependent on each other, for accounting purposes the contracts were considered to be one arrangement. As the project included significant modification and customization services to transform the previously developed software tool into an expanded tool intended to meet the customer’s requirements, the percentage-of-completion method of contract accounting was utilized for the project.
Fair Value
Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants. The Company utilizes a fair value hierarchy for its assets and liabilities, as applicable, based upon three levels of input, which are:
Level 1—quoted prices in active markets for identical assets or liabilities (observable)
Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)
Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)
At December 31, 2013 and 2012, the carrying amounts of the Company’s cash of $46.2 million and $40.6 million, respectively, approximated fair value.
The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the years ended December 31, 2013 or 2012.
Life Insurance Policies
The Company has purchased life insurance on the lives of certain plan participants, all who were former employees, in the non-qualified defined benefit Executive Supplemental Benefit Plan. Those policies have generated cash surrender value, and the Company has taken loans against the policies. At December 31, 2013 and December 31, 2012, these insurance policies had a gross cash surrender value of $26.2 million and $24.8 million, respectively, loans had been taken totaling $23.6 million and $23.1 million, respectively, and the net cash surrender value balance of $2.6 million and $1.7 million, respectively, was included on the consolidated balance sheet in “Other Assets” under non-current assets.

During 2012, the Company received life insurance proceeds totaling approximately $1.3 million for two former plan participants that passed away during the year. At December 31, 2013, the total death benefit for the remaining policies was approximately $37.4 million. Currently, upon the death of all of the remaining plan participants, the company would expect to receive approximately $13.8 million after the payment of outstanding loans, and record a gain of approximately $11.2 million.
Taxes Collected from Customers
In instances where the Company collects taxes from its customers for remittance to governmental authorities, primarily in its European operations, revenue and expenses are not presented on a gross basis in the consolidated financial statements as such taxes are recorded in the Company's accounts on a net basis.
Cash and Cash Equivalents, and Cash Overdrafts
For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. As the Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment, the change in cash overdraft, net, on the consolidated statements of cash flows represents the increase or decrease in outstanding checks year-over-year.
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
Bad debt expense, net of recoveries, was approximately $0.2 million, $(40,000), and $0.7 million in 2013, 2012, and 2011, respectively.

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
As of December 31, 2013 and December 31, 2012, the Company had capitalized a total of approximately $6.8 million and $5.1 million, respectively, for software projects developed for internal use. Amortization periods range from two to five years, and are evaluated annually for propriety. Amortization expense for these projects totaled $1.2 million, $1.7 million, and $1.1 million in 2013, 2012, and 2011, respectively.
Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such circumstances exist, the recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell. The Company does not have any long-lived assets that are impaired or that it intends to dispose of at December 31, 2013.

Leases
The Company is obligated under a number of short and long-term operating leases primarily for the rental of office space, office equipment, and for automobiles in our European operations. In instances where the Company has negotiated leases that contain rent holidays or escalation clauses, the expense for those leases is recognized monthly on a straight-line basis over the term of the lease.
Goodwill
The Company had a goodwill balance of $37.6 million at December 31, 2013. This balance increased by approximately $2.0 million during 2013 due to the acquisition of etrinity. The balance is evaluated annually as of the Company’s October fiscal month-end (the measurement date), or more frequently if facts and circumstances indicate impairment may exist. This evaluation, as applicable, is based on estimates and assumptions that may be used to analyze the appraised value of similar transactions from which the goodwill arose, the appraised value of similar companies, or estimates of future discounted cash flows. The estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events.
At the respective measurement dates for 2013, 2012, and 2011, the Company completed its annual valuation of the business to which the Company’s goodwill relates. During 2013 and 2012, the Company utilized the provisions under Accounting Standards Update No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allow public entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this process, an entity is no longer required to calculate the fair value of a reporting unit unless the qualitative assessment shows that it is more likely than not that its fair value is less than its carrying amount. During 2011, the company utilized the assistance of an independent third party appraiser to complete its review.
The 2011 valuation indicated that the estimated fair value of the business was substantially in excess of its carrying value, with the estimated fair value of the unit exceeding the carrying value by 116%. From its internal reviews completed in 2013 and 2012, the Company believes the fair value of the business continues to be substantially in excess of the carrying value of the business. Additionally, there are no other facts or circumstances which arose during 2013, 2012 or 2011 that led management to believe the goodwill balance was impaired.
Other Intangible Assets
The Company recorded approximately $0.4 million of other intangible assets in 2013 resulting from the acquisition of etrinity. Previously, the Company did not have any other intangible assets recorded on its accounts. These intangible assets include customer relationships, trademarks, and non-compete agreements, and are being amortized over periods ranging from two to seven years. Total amortization expense recognized in 2013 was approximately $0.1 million.

Income Taxes
The Company provides for deferred income taxes for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. In assessing the realizability of deferred tax assets, management considers within each tax jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. The Company recognizes, as applicable, accrued interest and penalties related to unrecognized tax benefits in tax expense.
Equity-Based Compensation
The Company records the fair value of equity-based compensation expense for all equity-based compensation awards granted subsequent to January 1, 2006. The calculated fair value cost of its equity-based compensation awards is recognized in the Company’s income statement over the period in which an employee or director is required to provide the services for the award. Compensation cost is not recognized for employees or directors that do not render the requisite services. The Company recognized the expense for equity-based compensation in its 2013, 2012, and 2011 statements of income on a straight-line basis based upon awards that are ultimately expected to vest. See note 10, “Equity-Based Compensation.”

Net Income Per Share
Basic and diluted earnings per share (EPS) for the years ended December 31, 2013, 2012, and 2011 are as follows:

For the year ended	Net Income	Weighted Average Shares	Earnings per Share
(amounts in thousands, except per-share data)
December 31, 2013
Basic EPS	$15,679	15,365	$1.02
Dilutive effect of outstanding equity instruments	—	1,589	(0.10)
Diluted EPS	$15,679	16,954	$0.92
December 31, 2012
Basic EPS	$16,165	15,172	$1.07
Dilutive effect of outstanding equity instruments	—	1,669	(0.11)
Diluted EPS	$16,165	16,841	$0.96
December 31, 2011
Basic EPS	$11,938	14,968	$0.80
Dilutive effect of outstanding equity instruments	—	1,763	(0.09)
Diluted EPS	$11,938	16,731	$0.71
Weighted-average shares represent the average number of issued shares less treasury shares and shares held in the Stock Trusts, and for the basic EPS calculations, unvested restricted stock.
Certain options representing 0.1 million, 0.1 million, and 0.3 million shares of common stock were outstanding at December 31, 2013, 2012, and 2011, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

Accumulated Other Comprehensive Loss
The components that comprised accumulated other comprehensive loss on the consolidated balance sheets at December 31, 2013, 2012, and 2011 are as follows:

	2013	2012	2011
(amounts in thousands)
Foreign currency adjustment	$(3,537)	$(4,254)	$(4,624)
Pension loss adjustment, net of tax of $805 in 2013, $1,040 in 2012, and $1,436 in 2011	(5,168)	(6,426)	(3,606)
	$(8,705)	$(10,680)	$(8,230)
During 2013, actuarial losses were amortized to expense as follows:

(amounts in thousands)
Amortization of actuarial losses	$277
Income tax	(72)
Net of tax	$205

The amortization of actuarial losses is included in determining net periodic pension cost. See note 7, "Deferred Compensation Benefits" for additional information.

Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date, for equity accounts using historical exchange rates, and for revenue and expense activity using the applicable month’s average exchange rates. The Company recorded nominal losses in 2013 and 2012, and $0.1 million in 2011 from foreign currency transactions for balances settled during the year or intended to be settled as of each respective year-end.
Guarantees
The Company has a number of guarantees in place in our European operations which support office leases and performance under government projects. These guarantees totaled approximately $2.7 million and $2.5 million at December 31, 2013 and 2012, respectively, and generally have expiration dates ranging from January 2014 through June 2019.
Acquisition
In January 2013, the Company acquired etrinity, a provider of IT services to the healthcare market in Belgium and the Netherlands for approximately $2.5 million. Founded in 2000, etrinity's 2013 and 2012 revenue approximated U.S. $2.8 million and $3.0 million, respectively. The firm's IT services are targeted to the healthcare provider market and include clinical systems integration and implementation, application management, technology support for medical imaging, training, and technical resources.

2.     Property, Equipment and Capitalized Software
Property, equipment and capitalized software at December 31, 2013 and 2012 are summarized as follows:

December 31,	Useful Life	2013	2012
(amounts in thousands)	(years)
Land	-	$378	$378
Buildings	30	4,342	4,376
Equipment	2 - 5	7,372	7,244
Furniture	5 - 10	3,088	3,217
Capitalized software	2 - 5	6,774	5,088
Other software	1 - 5	2,869	2,626
Leasehold improvements	3 - 10	4,554	3,976
		29,377	26,905
Accumulated depreciation and amortization		(21,136)	(19,989)
		$8,241	$6,916
The Company recorded additions to capitalized software of $1.7 million during the year ended December 31, 2013, and none during the year ended December 31, 2012. As of these dates the Company had capitalized a total of $6.8 million and $5.1 million, respectively, solely for software projects developed for internal use. Accumulated amortization for these projects totaled $4.4 million and $3.2 million as of December 31, 2013 and 2012, respectively.

3.     Investments
The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At December 31, 2013 and 2012, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.9 million and $0.6 million, respectively, and were measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see note 1 “Summary of Significant Accounting Policies—Fair Value”). Unrealized gains and losses on these securities are recorded in earnings and were nominal in 2013, 2012, and 2011.

4.	Debt
The Company's revolving credit agreement (Agreement) allows the Company to borrow up to $35.0 million, is unsecured, has a term of three years, and expires in April 2014. The Agreement has interest rates ranging from 0 to 50 basis points over the prime rate and 175 to 225 basis points over LIBOR. At both December 31, 2013 and 2012, there were no amounts outstanding under this Agreement. However, there were $0.6 million and $0.5 million assigned to letters of credit under this Agreement at December 31, 2013 and 2012, respectively.
There were no amounts outstanding under the Agreement at any point during 2013 or 2012. The maximum amount outstanding under the Agreement during 2011 was $5.8 million. Average bank borrowings for 2011 were $0.4 million and carried weighted-average interest rate of 2.3%. The Company incurred commitment fees totaling approximately $0.1 million in each of 2013, 2012 and 2011 relative to the Agreement. Interest paid totaled less than $0.1 million in 2011.
The Company is required to meet certain financial covenants in order to maintain borrowings under the Agreement, pay dividends, and make acquisitions. The covenants are measured quarterly, and at December 31, 2013 include a leverage ratio which must be no more than 2.75 to 1, a calculation of minimum tangible net worth which must be no less than $58.3 million, and total expenditures for property, equipment and capitalized software cannot exceed $5.0 million annually. The Company was in compliance with these covenants at December 31, 2013 as its leverage ratio was 0.0, its tangible net worth was $75.2 million, and 2013 expenditures for property, equipment and capitalized software were $4.0 million. The Company was also in compliance with its required covenants at December 31, 2012 and December 31, 2011.

5.	Income Taxes
The provision for income taxes for 2013, 2012, and 2011 consists of the following:

	2013	2012	2011
(amounts in thousands)
Domestic and foreign components of income before income taxes are as follows:
Domestic	$22,313	$23,028	$17,070
Foreign	2,026	2,417	2,053
Total income before income taxes	$24,339	$25,445	$19,123
The provision (benefit) for income taxes consists of:
Current tax:
U.S. federal	$6,133	$6,778	$5,419
Foreign	1,469	1,393	1,508
U.S. state and local	1,409	993	1,135
Total current tax	9,011	9,164	8,062
Deferred tax:
U.S. federal	(245)	55	(834)
Foreign	(34)	—	—
U.S. state and local	(72)	61	(43)
Total deferred tax	(351)	116	(877)
Total tax	$8,660	$9,280	$7,185
The effective and statutory income tax rate can be reconciled as follows:
Tax at statutory rate of 35% / 34%	$8,519	$8,906	$6,502
State tax, net of federal benefit	877	685	728
Non-taxable income	(563)	(993)	(495)
Non-deductible expenses	963	796	745
Change in estimate primarily related to foreign taxes	128	41	234
Change in estimate primarily related to state taxes and tax reserves	(172)	50	66
Change in estimate primarily related to U.S. federal taxes	—	(157)	—
Tax credits	(1,117)	—	(609)
Other, net	25	(48)	14
Total tax	$8,660	$9,280	$7,185
Effective income tax rate	35.6%	36.5%	37.6%
The Company’s effective tax rate (ETR) is calculated based upon the full year's operating results, and various tax related items. The Company’s normal ETR ranges from 38% to 40%. The 2013 ETR was lower than the normal range primarily due to the recording of approximately $0.7 million of tax credits related to research and development activities, and approximately $0.4 million of tax credits related to the Company’s participation in the Work Opportunity Tax Credit (WOTC) program offered by the U.S. federal government to companies who have hired individuals who have traditionally faced barriers to employment. The tax benefit for these two items for both 2013 and 2012 was recorded in 2013 as required under current accounting guidelines, as the legislation extending these tax credits, the American Taxpayer Relief Act of 2012, was not passed by the U.S. federal government until January 2013. The benefit of these tax credits was partially offset by an increase of approximately $0.1 million in the valuation allowance associated with net operating losses incurred by certain foreign subsidiaries. The 2012 ETR was lower than the normal range due to approximately $0.5 million in tax expense related to non-taxable life insurance proceeds received during the year. In addition, in 2012 the Company recorded an additional $0.2 million reduction of state tax expense as a result of the recording of certain favorable provision-to-return adjustments associated with the Company’s 2011 income tax returns. The 2011 ETR was below the normal range as the Company recorded $0.3 million of federal tax credits related to research and development activities, and $0.3 million of federal tax credits related to the retention of certain individuals hired during 2010. The impact of these credits was partially offset by an increase in the valuation allowance of $0.2 million associated with net operating losses incurred by certain foreign subsidiaries.
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

The Company’s deferred tax assets and liabilities at December 31, 2013 and 2012 consist of the following:

December 31,	2013	2012
(amounts in thousands)
Assets
Deferred compensation	$8,005	$8,065
Loss carryforwards	1,208	1,094
Accruals deductible for tax purposes when paid	409	457
Depreciation	57	57
Allowance for doubtful accounts	324	289
State taxes	836	792
Gross deferred tax assets	10,839	10,754
Deferred tax asset valuation allowance	(2,170)	(2,269)
Gross deferred tax assets less valuation allowance	8,669	8,485
Liabilities
Depreciation	(965)	(820)
Other	(197)	(85)
Gross deferred tax liabilities	(1,162)	(905)
Net deferred tax assets	$7,507	$7,580
Net deferred tax assets and liabilities are recorded as follows:
Net current assets	$1,113	$1,145
Net non-current assets	6,487	6,435
Net non-current liabilities	(93)	—
Net deferred tax assets	$7,507	$7,580
In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, the availability of qualified professional staff, and a decrease in demand for IT services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at December 31, 2013, management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.
For tax purposes, the Company has various U.S. state net operating loss carryforwards which began to expire in 2011, and have approximately $0.1 million remaining. These net operating losses have a carryforward period of 5 to 20 years. The Netherlands net operating loss carryforward is approximately $1.6 million, and began to expire in 2014, while in the United Kingdom the net operating loss carryforward is approximately $3.5 million, and has no expiration date.

At December 31, 2013, the Company has a deferred tax asset before the valuation allowance in the United States resulting from net operating losses in various states of approximately $0.1 million, in the United Kingdom of approximately $0.7 million, and in the Netherlands of approximately $0.4 million. Management has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future years, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of the deferred tax asset totaling $1.2 million will be realized at any point in the future. Accordingly, at December 31, 2013, the Company has offset most of the asset with a valuation allowance totaling $1.1 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.1 million. During 2013, the net increase in the valuation allowance was less than $0.1 million.
The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2009.
A reconciliation of unrecognized tax benefits for 2013 and 2012 is as follows:

(amounts in thousands)
Balance at January 1, 2012	$123
Additions based on tax positions related to the current year	50
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Settlements	—
Balance at December 31, 2012	173
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	(24)
Settlements	(149)
Balance at December 31, 2013	$—
No significant increase in the total amount of unrecognized tax benefits is expected within the next twelve months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense, as applicable. At December 31, 2013, the Company had no accrual for the payment of interest and penalties.
The Company has established its unrecognized tax benefits based upon the anticipated outcome of tax positions taken for financial statement purposes compared with positions taken on the Company’s tax returns. The Company records the benefit for unrecognized tax benefits only when it is more likely than not that the position will be sustained upon examination by the taxing authorities. The Company reviews its unrecognized tax benefits on a quarterly basis. Such reviews include consideration of factors such as the cause of the action, the degree of probability of an unfavorable outcome, the Company’s ability to estimate the liability, and the timing of the liability and how it will impact the Company’s other tax attributes. At December 31, 2013, the Company believes it has adequately provided for its tax-related liabilities.
At December 31, 2013, the undistributed earnings of foreign subsidiaries amounted to approximately $16.0 million. A deferred tax liability for the taxes related to these unremitted accumulated foreign earnings has not been provided for as the determination of the estimated liability is not practicable and because undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.
In 2013, 2012, and 2011, a total of 87,100, 461,000, and 465,000 shares of common stock, respectively, were issued through the exercise of non-qualified stock options or through the disqualifying disposition of incentive stock options. The tax benefit to the Company from these transactions, which was credited to capital in excess of par value rather than recognized as a reduction of income tax expense, was $0.5 million, $2.2 million, and $1.6 million in 2013, 2012, and 2011, respectively. These tax benefits have also been recognized in the consolidated balance sheets as a reduction of income taxes payable.

Net income tax payments during 2013, 2012, and 2011 totaled $6.5 million, $6.5 million, and $4.6 million, respectively.

6.	Lease Commitments
At December 31, 2013, the Company was obligated under a number of long-term operating leases, some of which contain renewal options with escalation clauses commensurate with local market fluctuations, however, generally limiting the increase to no more than 5.0% of the existing lease payment.
Minimum future obligations under such leases as of December 31, 2013 are summarized as follows:

(amounts in thousands)
2014	$5,948
2015	4,114
2016	3,157
2017	1,819
2018	981
Later years	297
Minimum future obligations	$16,316
The operating lease obligations relate to the rental of office space, office equipment, and automobiles leased in Europe. Total rental expense under such operating leases for 2013, 2012, and 2011 was approximately $7.0 million, $6.3 million, and $6.8 million, respectively.

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
Net periodic pension cost for the years ended December 31, 2013, 2012, and 2011 for the ESBP is as follows:

Net Periodic Pension Cost—ESBP	2013	2012	2011
(amounts in thousands)
Interest cost	$243	$338	$408
Amortization of actuarial loss	191	279	208
Net periodic pension cost	$434	$617	$616

The Company also retained a contributory defined-benefit plan for its previous employees located in the Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003. Net periodic pension cost was approximately $49,000, $118,000, and $77,000 for the years ending December 31, 2013, 2012 and 2011, respectively.

The change in benefit obligation and reconciliation of fair value of plan assets for the years ended December 31, 2013 and 2012 for the ESBP and NDBP are as follows:

	ESBP		NDBP
Changes in Benefit Obligation	2013	2012	2013	2012
(amounts in thousands)
Benefit obligation at beginning of period	$8,405	$9,508	$11,913	$7,925
Interest cost	243	338	333	360
Benefits paid	(720)	(727)	(141)	(113)
Actuarial loss (gain)	(429)	(714)	(939)	3,475
Effect of exchange rate changes	—	—	469	266
Benefit obligation at end of period	7,499	8,405	11,635	11,913
Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of period	—	—	8,143	7,811
Actual return on plan assets	—	—	351	336
Employer contributions	720	727	—	—
Benefits paid	(720)	(727)	(141)	(113)
Administrative costs	—	—	52	(57)
Effect of exchange rate changes	—	—	347	166
Fair value of plan assets at end of period	—	—	8,752	8,143
Accrued benefit cost	$7,499	$8,405	$2,883	$3,770
Accrued benefit cost is included in the consolidated balance sheet as follows:
Current liabilities	$704	$729	$—	$—
Non-current liabilities	$6,795	$7,676	$2,883	$3,770
Discount rates:
Benefit obligation	3.87%	3.02%	3.20%	2.80%
Net periodic pension cost	3.02%	3.71%	2.80%	4.60%
Salary increase rate	—%	—%	—%	—%
Expected return on plan assets	—%	—%	4.00%	4.00%
For the ESBP, the accumulated benefit obligation at December 31, 2013 and 2012 was $7.5 million and $8.4 million, respectively. The amounts included in other comprehensive loss relating to the pension loss adjustment in 2013 and 2012, net of tax, were approximately $0.4 million and $0.6 million, respectively. The discount rate used in 2013 was 3.87%, which is reflective of a series of bonds that are included in the Moody’s Aa long-term corporate bond yield whose cash flow approximates the payments to participants under the ESBP for the remainder of the plan. This rate was an increase of 85 basis points from the rate used in the prior year and resulted in a decrease in the plan’s liabilities of approximately $0.5 million. Benefits paid to participants are funded by the Company as needed, and are expected to total approximately $0.7 million in 2014. The plan is deemed unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts considered sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan other than for current year benefit payments as required in 2014 or future years.

For the NDBP, the accumulated benefit obligation at December 31, 2013 and 2012 was $11.6 million and $11.9 million, respectively. The discount rate used in 2013 was 3.20%, which is reflective of a series of corporate bonds whose cash flow approximates the payments to participants under the NDBP for the remainder of the plan. This rate was an increase of 40 basis points from the rate used in the prior year, and resulted in a decrease in the plan’s liabilities of $1.0 million in 2013.
The assets for the NDBP are held by Aegon, a financial services firm located in the Netherlands. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the amount allocated to the NDBP in any given year. The fair value of the assets is determined using a Level 3 methodology (see note 1 “Summary of Significant Accounting Policies—Fair Value”). The calculation of fair value includes determining the present value of the future expected payments under the plan, including using assumptions such as expected market rates of return, equity and interest rate volatility, credit risk, correlations of market returns, and discount rates. In 2013 and 2012, the plan investments had a targeted minimum return to the Company of 4.0%, which is consistent with historical returns and the guaranteed 4.0% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, intends to maintain the current investment strategy of investing plan assets solely in government bonds in 2014.
Anticipated benefit payments for the ESBP and the NDBP expected to be paid in future years are as follows:

	ESBP	NDBP
(amounts in thousands)
2014	$730	$164
2015	716	168
2016	651	186
2017	631	209
2018	629	256
2019 - 2023	2,863	1,641
Total	$6,220	$2,624
For the ESBP and the NDBP, the amounts included in accumulated other comprehensive loss, net of tax, that have not yet been recognized as components of net periodic benefit cost as of December 31, 2013 are $1.3 million and $3.9 million, respectively, for unrecognized actuarial losses. The amounts included in accumulated other comprehensive loss, net of tax, that had not yet been recognized as components of net periodic benefit cost as of December 31, 2012 were $1.7 million and $4.8 million, respectively, also for unrecognized actuarial losses.
The amounts recognized in other comprehensive loss, net of tax, for 2013, 2012, and 2011, which primarily consist of an actuarial gain (loss), totaled $1.3 million, $(2.8) million, and $(1.7) million, respectively. Net periodic pension benefit, and the amounts recognized in other comprehensive loss, net of tax, for the ESBP and the NDBP for 2013, 2012, and 2011 totaled $0.8 million, $2.1 million, and $1.1 million, respectively.
The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2014 for the ESBP and the NDBP for unrecognized actuarial losses total $0.2 million.

The Company also maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. There were $0.3 million in contributions to the plan in 2013 for amounts earned in 2012, $0.4 million in contributions to the plan in 2012 for amounts earned in 2011, and $0.3 million in contributions to the plan in 2011 for amounts earned in 2010. The Company anticipates making contributions in 2014 totaling approximately $0.2 million to this plan for amounts earned in 2013. The investments in the plan are included in the total assets of the Company, and are discussed in note 3, “Investments.” During 2013 and 2012, some participants in the plan exchanged a portion of their investments for stock units which represent shares of the Company’s common stock. In exchange for the funds received, the Company issued shares out of treasury stock equivalent to the number of share units received by the participants. These shares of common stock are not entitled to any voting rights. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.
The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Cash contributions were made to the plan for certain of these directors totaling less than $0.1 million for each of 2013, 2012 and 2011.  At the time the contributions were made, one of the non-employee directors elected to exchange his cash contributions to the plan for the purchase of stock units which represent shares of the Company’s common stock. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in exchange for funds received, the Company issued stock out of treasury stock equivalent to the number of share units received by the participant.  These shares of common stock are not entitled to any voting rights.  The shares are being held by the Company, and will be released to the non-employee director as prescribed by their payment election under the plan, as either shares of stock or the cash equivalent.

8.	Employee Benefits
401(k) Profit-Sharing Retirement Plan
The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. At its discretion, the Company may match up to 50% of the first 6% of eligible wages contributed by the participants. Company contributions, net of forfeitures, which currently consist of cash and may include the Company’s stock, were funded and charged to operations in the amounts of $2.4 million, $2.8 million, and $2.6 million for 2013, 2012, and 2011, respectively.
Other Retirement Plans
The Company maintains various other defined contribution retirement plans covering substantially all of the remaining European employees. Company contributions charged to operations were $0.1 million in each of 2013, 2012, and 2011.
Employee Health Insurance
The Company provides various health insurance plans for its employees, including a self-insured plan for its salaried employees in the U.S. The Company currently provides only limited health insurance coverage for its hourly employees in the U.S. Under recently issued legislation, the Company will be required to offer more extensive healthcare coverage to those employees in 2015, or pay penalties.

9.	Shareholders’ Equity
Employee Stock Purchase Plan
Under the Company’s First Employee Stock Purchase Plan (ESPP), employees may apply up to 10% of their compensation to purchase the Company’s common stock. Shares are purchased at the closing market price on the business day preceding the date of purchase. At the Company's annual meeting in May 2012, the Company's shareholders approved the addition of 250,000 shares for this plan. As of December 31, 2013, approximately 242,000 shares remain unissued under the ESPP. During 2013, 2012, and 2011, approximately 19,000, 19,000, and 22,000 shares, respectively, were purchased under the ESPP at an average price of $19.72, $15.29, and $12.49 per share, respectively.
Stock Trusts
The Company maintains a Stock Employee Compensation Trust (SECT) to provide funding for existing employee stock plans and benefit programs. Shares of the Company’s common stock are purchased by and released from the SECT by the trustee of the SECT at the request of the compensation committee of the Board of Directors. As of December 31, 2013, all shares remaining in the SECT were unallocated and, therefore, are not considered outstanding for purposes of calculating earnings per share. There were no shares purchased or released by the SECT during 2013, 2012, or 2011, and there were 3.3 million shares in the SECT at each of December 31, 2013, 2012 and 2011.
The Company created an Omnibus Stock Trust (OST) to provide funding for various employee benefit programs. Shares of the Company’s common stock are released from the OST by the trustee at the request of the compensation committee of the Board of Directors. There were no shares purchased or released by the OST during 2013, 2012, or 2011, and there were 59,000 shares in the OST at each of December 31, 2013, 2012 and 2011.
Preferred Stock
At December 31, 2013 and 2012, the Company had 2.5 million shares of par value $0.01 preferred stock authorized for issuance, but none outstanding.

10.     Equity-Based Compensation
The Company issues stock options and restricted stock in exchange for employee and director services. In accordance with current accounting standards, the calculated cost of its equity-based compensation awards is recognized in the Company’s consolidated statements of income over the period in which an employee or director is required to provide the services for the award. Compensation cost will not be recognized for employees or directors that do not render the requisite services. The Company recognizes the expense for equity-based compensation in its consolidated income statements on a straight-line basis based upon the number of awards that are ultimately expected to vest.
Equity-based compensation expense, the corresponding tax benefit and net equity-based compensation expense for 2013, 2012 and 2011 are as follows:

	2013	2012	2011
(amounts in thousands)
Equity-based compensation expense	$2,647	$2,236	$1,654
Tax benefit	935	788	566
Net equity-based compensation expense	$1,712	$1,448	$1,088
On May 12, 2010, the shareholders approved the Company’s 2010 Equity Award Plan (2010 Plan). Under the provisions of the 2010 Plan, stock options, restricted stock, stock appreciation rights, and other awards may be granted or awarded to employees and directors of the company, as well as non-employees. The compensation committee of the Board of Directors determines the nature, amount, pricing and vesting of the grants or awards. All options and awards remain in effect until the earliest of the expiration, exercise, or surrender date. Options generally become exercisable in four equal installments, typically beginning one year from the date of grant, and expire no more than 15 years from the date of grant. A total of 900,000 shares may be granted or awarded under the 2010 plan, 216,000 of which are available for grant as of December 31, 2013.
On April 26, 2000, the shareholders approved the Company’s 2000 Equity Award Plan (Equity Plan). Under the provisions of the Equity Plan, stock options, restricted stock, stock appreciation rights, and other awards could previously be granted or awarded to employees and directors of the Company. The compensation committee of the Board of Directors determined the nature, amount, pricing, and vesting of the grants or awards. All options and awards remain in effect until the earlier of the expiration, exercise, or surrender date. Options generally become exercisable in three or four equal annual installments, typically beginning one year from the date of grant, and expire no more than 15 years from the date of grant. In certain limited instances, options granted at fair market value were expected to vest nine and one-half years from the date of grant. There are no shares or options available for grant under this plan as of December 31, 2013.
On April 24, 1991, the shareholders approved the Company’s 1991 Employee Stock Option Plan (1991 Plan). Under the provisions of the 1991 Plan, options could previously be granted to employees and directors of the Company. The exercise price for options granted under this plan was equal to or greater than the fair market value of the Company’s common stock on the date the option was granted. All options remain in effect until the earlier of the expiration, exercise, or surrender date. There are no shares or options available for grant under this plan as of December 31, 2013.
Under the Company’s 1991 Restricted Stock Plan, a total of 800,000 shares of restricted stock may be granted to certain key employees, 180,000 of which are available for grant as of December 31, 2013.
The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. The per-option weighted-average fair value on the date of grant of stock options granted in 2013, 2012, and 2011 was $5.78, $5.47, and $4.57, respectively.
The fair value of the options at the date of grant was estimated using the following weighted-average assumptions for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Expected life (years)	2.7	2.7	2.8
Dividend yield	1.0%	0.0%	0.0%
Risk-free interest rate	0.4%	0.4%	1.0%
Expected volatility	44.4%	61.3%	55.6%

The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the options granted to estimate the expected volatility for the grants made in 2011, 2012 and 2013. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of paying dividends in 2013, and the expectation of paying dividends in the foreseeable future.

During 2011, 2012 and 2013, the Company issued restricted stock to certain employees. The stock vests over a period of four years, with 25% of the stock issued vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock is fully vested. The Company is recognizing compensation expense for these shares ratably over the expected term of the restricted stock, or four years. In the event the Company issued stock to its independent directors, the stock vests at retirement. As the directors are eligible for retirement from the Company’s Board of Directors at any point in time, the Company will recognize the expense associated with these shares on the date of grant. The shares of restricted stock issued are considered outstanding, can be voted, and are eligible to receive dividends, if any are paid. However, the restricted shares do not include a non-forfeitable right for the holder to receive dividends and none will be paid in the event the awards do not vest. Accordingly, only vested shares of outstanding restricted stock are included in the calculation of basic earnings per share.
As of December 31, 2013, total remaining stock-based compensation expense for non-vested equity-based compensation was approximately $4.4 million, which is expected to be recognized on a weighted-average basis over the next 15 months. Historically, the Company has issued shares out of treasury stock or the SECT to fulfill the share requirements from stock option exercises and restricted stock grants.
A summary of stock option activity under the 2010 Plan and Equity Plan is as follows:

	2010 Plan Options	Weighted- Average Exercise Price	Equity Plan Options	Weighted- Average Exercise Price
Outstanding at December 31, 2010	—	$—	3,895,475	$4.42
Granted	275,500	$12.86	—	$—
Exercised	—	$—	(660,338)	$4.01
Canceled or forfeited	(10,000)	$12.16	(55,687)	$5.57
Expired	—	$—	(4,375)	$3.50
Outstanding at December 31, 2011	265,500	$12.89	3,175,075	$4.49
Granted	225,596	$14.41	—	$—
Exercised	(20,750)	$13.53	(574,353)	$3.58
Canceled or forfeited	(9,000)	$13.55	(13,175)	$5.42
Expired	—	$—	(3,000)	$3.56
Outstanding at December 31, 2012	461,346	$13.59	2,584,547	$4.68
Granted	207,000	$21.03	—	$—
Exercised	(2,875)	$13.50	(107,775)	$4.93
Canceled or forfeited	(5,000)	$13.18	(2,000)	$5.92
Expired	—	$—	(2,625)	$3.45
Outstanding at December 31, 2013	660,471	$15.93	2,472,147	$4.67
Options Exercisable at December 31, 2013	376,472	$15.10	2,408,223	$4.61
For 2013, there were 2,875 shares exercised under the 2010 plan, and the intrinsic value of those exercised shares was $17,000. There were 20,750 shares exercised under the 2010 plan in 2012, and the intrinsic value of those shares was $55,000. There were no shares exercised under the 2010 plan in 2011. For 2013, 2012, and 2011, the intrinsic value of the options exercised under the Equity Plan was $1.6 million, $7.4 million, and $6.0 million, respectively. At December 31, 2013, there are 141,880 options remaining outstanding under the 1991 Plan. There were no shares exercised under the 1991 Plan during 2012 and 2013, and the intrinsic value of the options exercised under the 1991 Plan for 2011 was $0.3 million.

A summary of restricted stock activity under the Equity Plan and the 1991 Restricted Stock Plan is as follows:

	Equity Plan Restricted Stock	Weighted- Average Fair Value	1991 Restricted Stock Plan	Weighted- Average Fair Value
Outstanding at December 31, 2010	221,500	$5.01	182,500	$5.83
Granted	—	$—	160,000	$12.19
Released	—	$—	(62,125)	$5.54
Canceled or forfeited	—	$—	(18,000)	$8.88
Outstanding at December 31, 2011	221,500	$5.01	262,375	$9.57
Granted	—	$—	127,500	$15.04
Released	(40,000)	$4.97	(90,626)	$8.38
Canceled or forfeited	—	$—	(7,500)	$11.14
Outstanding at December 31, 2012	181,500	$5.02	291,749	$12.29
Granted	—	$—	98,000	$20.68
Released	(40,000)	$4.97	(106,626)	$10.77
Canceled or forfeited	—	$—	(1,600)	$18.04
Outstanding at December 31, 2013	141,500	$5.04	281,523	$15.75
Options Outstanding at December 31, 2013
A summary of stock options that were outstanding at December 31, 2013 for the 2010 Plan and the Equity Plan is as follows:

Range of Exercise Prices:	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
2010 Plan
$12.16 - $13.75	337,375	$13.07	10.9	$1,943,340
$15.04 - $15.90	116,096	$15.14	8.8	428,741
$20.68 - $21.41	207,000	$21.03	11.7	—
	660,471	$15.93	10.7	$2,372,081
Equity Plan
$2.35 - $3.26	502,500	$3.15	4.2	$7,878,874
$3.48 - $4.90	1,258,597	$4.47	4.1	18,074,077
$5.25 - $7.18	711,050	$6.11	6.1	9,046,238
	2,472,147	$4.67	4.7	$34,999,189
At December 31, 2013, there were also 141,880 options remaining outstanding under the 1991 stock option plan, with 127,000 options ranging in prices from $2.88 to $6.00, and 15,000 options ranging in prices from $16.19 to $26.06, all with a remaining average contractual life of 1.6 years, and having an intrinsic value of $1.7 million.

Options Exercisable at December 31, 2013
A summary of stock options that are exercisable at December 31, 2013 for the 2010 Plan and the Equity Plan is as follows:

Range of Exercise Prices:	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
2010 Plan
$12.16 - $13.75	263,750	$13.27	11.7	$1,466,612
$15.04 - $15.90	37,722	$15.34	10.1	131,704
$20.68 - $21.41	75,000	$21.41	14.4	—
	376,472	$15.10	12.0	$1,598,316
Equity Plan
$2.35 - $3.26	502,500	$3.15	4.2	$7,878,875
$3.48 - $4.90	1,258,597	$4.47	4.1	18,074,077
$5.25 - $7.18	647,126	$6.00	5.9	8,301,523
	2,408,223	$4.61	4.6	$34,254,475
At December 31, 2013, there were also 141,880 options exercisable under the 1991 stock option plan, with 127,000 options ranging in prices from $2.88 to $6.00, and 15,000 options ranging in prices from $16.19 to $26.06, all with a remaining average contractual life of 1.6 years, and having an intrinsic value of $1.7 million.
The aggregate intrinsic values as calculated in the above charts detailing options that are outstanding and those that are exercisable, respectively, are based upon the Company’s closing stock price on December 31, 2013 of $18.83 per share.

11.     Significant Customer
International Business Machines Corporation (IBM) is the Company’s largest customer. In 2013, 2012, and 2011, IBM accounted for $101.0 million or 24.1%, $113.5 million or 26.7%, and $116.5 million or 29.4% of the Company’s consolidated revenue, respectively. In 2012, IBM spun its retail business off into another large company. While CTG retained the work, this reduced our revenue from IBM in 2012 by $3.2 million. The Company’s accounts receivable from IBM at December 31, 2013 and 2012 amounted to $11.0 million and $12.6 million, respectively. No other customer accounted for more than 10% of revenue in 2013, 2012, or 2011.
In January 2014, IBM announced its intention to spin off its x86 server division to Lenovo. A portion of the Company's 2013 revenue from IBM was related to the x86 server division. The Company expects to retain a significant share of the revenue derived from the x86 server division despite the transition of the division from IBM to Lenovo.

12.	Contingencies
The Company and its subsidiaries are involved from time to time in various legal proceedings and tax audits arising in the ordinary course of business. At December 31, 2013 and 2012, the Company was in discussion with various governmental agencies relative to tax matters, including income, sales and use, and property and franchise taxes. The outcome of these audits and legal proceedings, as applicable, involving the Company and its subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such audits cannot be accurately predicted. However, as none of these matters are individually or in the aggregate significant, and as management has recorded an estimate of its potential liability for these audits at December 31, 2013 and 2012, and the Company does not have any open legal proceedings, the Company does not expect the conclusion of these matters to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

13.     Enterprise-Wide Disclosures
The Company operates in one industry segment, providing IT services to its clients. The services provided include managed and flexible staffing and the planning, design, implementation, and maintenance of comprehensive IT solutions. All of the Company’s revenue is generated from these services.
CTG’s reportable information is based on geographical areas. The accounting policies of the individual geographical areas are the same as those described in note 1, “Summary of Significant Accounting Policies.”

Financial Information About Geographic Areas	2013	2012	2011
(amounts in thousands)
Revenue from External Customers:
United States	$341,391	$355,022	$328,422
Belgium(1)	48,428	41,957	43,011
Other European countries	28,684	26,653	23,969
Other country	533	783	873
Total foreign revenue	77,645	69,393	67,853
Total revenue	$419,036	$424,415	$396,275
Long-lived Assets:
United States	$7,169	$6,102	$7,119
Europe	1,072	814	850
Total long-lived assets	$8,241	$6,916	$7,969
Deferred Tax Assets, Net of Valuation Allowance:
United States	$8,669	$8,485	$8,368
Europe	—	—	—
Other country	—	—	—
Total deferred tax assets, net	$8,669	$8,485	$8,368

(1)	Revenue for our Belgium operations has been disclosed separately as it exceeds 10% of consolidated revenue for certain of the years presented

14.     Quarterly Financial Data (Unaudited)

	Quarters
	First	Second	Third	Fourth	Total
(amounts in thousands, except per-share data)
2013
Revenue	$108,495	$107,117	$100,689	$102,735	$419,036
Direct costs	85,896	84,470	79,506	80,455	330,327
Gross profit	22,599	22,647	21,183	22,280	88,709
Selling, general, and administrative expenses	16,417	16,248	15,129	16,188	63,982
Operating income	6,182	6,399	6,054	6,092	24,727
Interest and other expense, net	(109)	(106)	(91)	(82)	(388)
Income before income taxes	6,073	6,293	5,963	6,010	24,339
Provision for income taxes	2,016	2,238	2,100	2,306	8,660
Net income	$4,057	$4,055	$3,863	$3,704	$15,679
Basic net income per share	$0.26	$0.26	$0.25	$0.24	$1.02
Diluted net income per share	$0.24	$0.24	$0.23	$0.22	$0.92

Cash dividend declared per share	$0.05	$0.05	$0.05	$0.05	$0.20

	Quarters
	First	Second (1)	Third	Fourth (1)	Total
(amounts in thousands, except per-share data)
2012
Revenue	$103,367	$106,705	$106,418	$107,925	$424,415
Direct costs	81,515	83,810	83,283	84,478	333,086
Gross profit	21,852	22,895	23,135	23,447	91,329
Selling, general, and administrative expenses	16,253	16,752	16,812	17,050	66,867
Operating income	5,599	6,143	6,323	6,397	24,462
Interest and other income (expense), net	(50)	384	(68)	717	983
Income before income taxes	5,549	6,527	6,255	7,114	25,445
Provision for income taxes	2,189	2,404	2,442	2,245	9,280
Net income	$3,360	$4,123	$3,813	$4,869	$16,165
Basic net income per share	$0.22	$0.27	$0.25	$0.32	$1.07
Diluted net income per share	$0.20	$0.25	$0.23	$0.29	$0.96

Cash dividend declared per share	$—	$—	$—	$—	$—

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
Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management did not identify any control deficiencies it considered to be material weaknesses under the rules specified by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, and therefore concluded that its internal control over financial reporting was effective as of December 31, 2013.
Our independent registered public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting. Their report appears in Item 9A(b), Attestation Report of the Registered Public Accounting Firm.

(b)	Attestation Report of the Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Computer Task Group, Incorporated:

We have audited Computer Task Group, Incorporated’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Computer Task Group, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(a)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Computer Task Group, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Computer Task Group, Incorporated as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Buffalo, New York
February 26, 2014

(c)	Changes in Internal Control Over Financial Reporting
The Company reviews, revises and improves the effectiveness of the Company’s internal controls on a continuous basis. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this annual report. There were no changes in the Company’s internal control over financial reporting that occurred during the Company's last fiscal quarter, which ended on December 31, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required in response to this item is incorporated herein by reference to the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors and Committees” in relation to the “Audit Committee” and “Nominating and Corporate Governance Committee and Director Nomination Process” subsections, and “Corporate Governance and Website Information” in the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 7, 2014 (Proxy Statement) to be filed with the SEC not later than 120 days after the end of the year ended December 31, 2013, except insofar as information with respect to executive officers is presented in Part I, Item 1 of this report pursuant to General Instruction G(3) of Form 10-K.

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
The following table sets forth, as of December 31, 2013, certain information related to the Company’s compensation plans under which shares of its common stock are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in column (a)) (c)
Equity compensation plans approved by security holders:
2010 Equity Award Plan	660,471	$15.93	215,904
2000 Equity Award Plan	2,472,147	$4.67	—
1991 Employee Stock Option Plan	141,880	$7.49	—
1991 Restricted Stock Plan	—	$—	180,350
Equity compensation plans not approved by security holders:
None	—	$—	—
	3,274,498	$7.07	396,254
At December 31, 2013, the Company did not have any outstanding rights or warrants. All outstanding awards are either stock options or restricted stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required in response to this item is incorporated herein by reference to the information under the caption “Certain Relationships and Related Person Transactions,” "Audit Committee Review of Related Person Transactions," "The Board of Directors and Committees," and “Director Independence and Executive Sessions” presented in the Proxy Statement.

Item 14.     Principal Accounting Fees and Services

The information required in response to this item is incorporated herein by reference to the information under the caption “Appointment of Auditors and Fees” presented in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Computer Task Group, Incorporated:

Under date of February 26, 2014, we reported on the consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, as contained in the annual report on Form 10-K for the year 2013. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Buffalo, New York
February 26, 2014

COMPUTER TASK GROUP, INCORPORATED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Balance at January 1	Additions		Deductions		Balance at December 31
2013
Accounts deducted from accounts receivable -
Allowance for doubtful accounts	$862	178	A	—		$1,040
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$2,269	233	B	(332)	B	$2,170

2012
Accounts deducted from accounts receivable -
Allowance for doubtful accounts	$965	326	A	(429)	A	$862
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$1,404	1,000	B	(135)	B	$2,269

2011
Accounts deducted from accounts receivable -
Allowance for doubtful accounts	$860	729	C	(624)	C	$965
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$2,693	585	D	(1,874)	D	$1,404
Accounts deducted from other assets -
Reserves	$575	—		(575)	E	$—

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
Dated: February 26, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
(i)	Principal Executive Officer	Chairman and Chief Executive Officer	February 26, 2014
/s/ James R. Boldt
James R. Boldt

(ii)	Principal Accounting and Principal Financial Officer	Chief Financial Officer	February 26, 2014
/s/ Brendan M. Harrington
Brendan M. Harrington

(iii)	Directors
	/s/ Thomas E. Baker	Director	February 26, 2014
Thomas E. Baker

	/s/ James R. Boldt	Director	February 26, 2014
James R. Boldt

	/s/ Randall L. Clark	Director	February 26, 2014
Randall L. Clark

	/s/ David H. Klein	Director	February 26, 2014
David H. Klein

	/s/ William D. McGuire	Director	February 26, 2014
William D. McGuire

	/s/ Daniel J. Sullivan	Director	February 26, 2014
Daniel J. Sullivan

EXHIBIT INDEX

Exhibit		Description	Reference
3.	(a)	Restated Certificate of Incorporation of Registrant	(1)
	(b)	Restated By-laws of Registrant	(2)
4.	(a)	Restated Certificate of Incorporation of Registrant	(1)
	(b)	Restated By-laws of Registrant	(2)
	(c)	Specimen Common Stock Certificate	(2)
10.	(a)	Stock Employee Compensation Trust Agreement, dated May 3, 1994, between Registrant and Thomas R. Beecher, Jr., as trustee	(2) +
	(b)	Demand Grid Note, dated October 29, 1997, between Registrant and Computer Task Group, Incorporated Stock Employee Compensation Trust	(2) +
	(c)	Pledge Agreement, between the Registrant and Thomas R. Beecher, Jr., as Trustee of the Computer Task Group, Incorporated Stock Employee Compensation Trust	(2) +

	+	Management contract or compensatory plan or arrangement
	(1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference (file No. 001-09410 filed on March 10, 2008)
	(2)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference (file No. 001-09410 filed on March 7, 2007)

EXHIBIT INDEX (Continued)

Exhibit		Description	Reference
10.	(d)	2013 Key Employee Compensation Plans	(3) +
	(e)	Computer Task Group, Incorporated Non-Qualified Key Employee Deferred Compensation Plan 2007 Restatement	(2) +
	(f)	Computer Task Group, Incorporated 1991 Restricted Stock Plan	(1) +
	(g)	Computer Task Group, Incorporated 2000 Equity Award Plan	(4) +
	(h)	Computer Task Group, Incorporated Executive Supplemental Benefit Plan 1997 Restatement	(1) +
	(i)	First Amendment to the Computer Task Group, Incorporated Executive Supplemental Benefit Plan 1997 Restatement	(1) +
	(j)	Compensation Arrangements for the Named Executive Officers	# +
	(k)	Change in Control Agreement, dated January 1, 2009, between the Registrant and James R. Boldt, as amended and restated	(5) +
	(l)	Employment Agreement, dated January 1, 2009, between the Registrant and James R. Boldt, as amended and restated	(5) +
	(m)	Officer Change in Control Agreement	(5) +
	(n)	Computer Task Group, Incorporated First Employee Stock Purchase Plan (Ninth Amendment and Restatement)	(6) +
	(o)	Loan Agreement Dated April 21, 2005 By and Among Computer Task Group, Incorporated, Manufacturers and Traders Trust Company, and KeyBank National Association	(7)

	#	Filed herewith
(3)
Included in the Registrant’s definitive Proxy Statement dated April 2014 under the caption entitled “Baseline Compensation – Performance-Based Incentives - Annual Cash Incentive Compensation,” and incorporated herein by reference

	(4)	Filed as an Exhibit to the Registrant’s Form 8-K on November 18, 2008, and incorporated herein by reference (file No. 001-09410)
	(5)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference (file No. 001-09410 filed on February 25, 2009)
	(6)	Filed as Exhibit A to the Registrant's Proxy Statement on Schedule 14A dated April 4, 2012, for its Annual Meeting of Shareholders held on May 9, 2012 (file No. 001-09410 filed on April 4, 2012)
	(7)	Filed as an Exhibit to the Registrant’s Form 8-K on April 22, 2005, and incorporated herein by reference (file No. 001-09410)

EXHIBIT INDEX (Continued)

Exhibit		Description	Reference
10.	(p)	Third Amendment to the Loan Agreement, dated February 4, 2008, among Computer Task Group, Incorporated, Manufacturers and Traders Trust Company and Key Bank National Association	(8)
	(q)	Computer Task Group, Incorporated 1991 Employee Stock Option Plan	(9) +
	(r)	Fourth amendment to the Loan Agreement, dated December 23, 2010, among Computer Task Group, Incorporated, Manufacturers and Traders Trust Company, and Key Bank National Association	(10)
	(s)	Computer Task Group, Incorporated 2010 Equity Award Plan	(11) +
	(t)	Fifth amendment to the Loan Agreement, dated February 13, 2013, among Computer Task Group, Incorporated, Manufacturers and Traders Trust Company and Key Bank National Association	#
	(u)	Computer Task Group, Incorporated Non-Employee Director Deferred Compensation Plan	(12)
14.		Code of Ethics	(13)
21.		Subsidiaries of the Registrant	#
23.		Consent of Experts and Counsel	#
31.	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#
	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#
32.		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	#
101.INS		XBRL Instance Document	#
101.SCH		XBRL Taxonomy Extension Schema Document	#
101.CAL		XBRL Taxonomy Extension Calculation Linkbase	#
101.LAB		XBRL Taxonomy Extension Label Linkbase	#
101.PRE		XBRL Taxonomy Extension Presentation Linkbase	#
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	#

	#	Filed herewith
	(8)	Filed as an Exhibit to the Registrant’s Form 8-K on February 8, 2008, and incorporated herein by reference (file No. 001-09410)
	(9)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference (file No. 001-09410 filed on March 7, 2007)
	(10)	Filed as an Exhibit to the Registrant’s Form 8-K on December 28, 2010, and incorporated herein by reference (file No. 001-09410)
	(11)	Filed as Appendix B to the Registrant's Proxy Statement on Schedule 14A, dated April 2, 2010, for its Annual Meeting of Shareholders held on May 12, 2010 (file No. 001-09410 filed on March 31, 2010)
	(12)	Filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A, dated April 2, 2010, for its Annual Meeting of Shareholders held on May 12, 2010 (file No. 001-09410 filed on March 31, 2010)
(13)
Included at the internet address specified in the Registrant’s definitive Proxy Statement dated April 2014 under the caption entitled “Corporate Governance and Website Information,” and incorporated herein by reference