Form 10-Q
period 2014-03-28
COMPUTER TASK GROUP INC
filed 2014-04-23
CIK 23111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	April 17, 2014
Common stock, par value $.01 per share	18,397,293

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	March 28, 2014	March 29, 2013

Revenue	$97,911	$108,495
Direct costs	76,979	85,896
Selling, general and administrative expenses	15,457	16,417
Operating income	5,475	6,182
Interest and other income	18	10
Interest and other expense	115	119
Income before income taxes	5,378	6,073
Provision for income taxes	2,212	2,016
Net income	$3,166	$4,057
Net income per share:
Basic	$0.21	$0.26
Diluted	$0.19	$0.24
Weighted average shares outstanding:
Basic	15,153	15,430
Diluted	16,576	17,066

Cash dividend declared per share	$0.06	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(Unaudited)

	For the Quarter Ended
	March 28, 2014	March 29, 2013

Net Income	$3,166	$4,057

Foreign currency adjustment	3	(587)
Change in pension loss, net of taxes of $12 and $18 in 2014 and 2013, respectively	45	162
Other comprehensive income (loss)	48	(425)

Comprehensive income	$3,214	$3,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share balances)
(Unaudited)

	March 28, 2014	December 31, 2013

Assets
Current Assets:
Cash and cash equivalents	$32,309	$46,227
Accounts receivable, net of allowances of $1,040 in both 2014 and 2013	72,965	67,422
Prepaid and other current assets	2,447	1,657
Deferred income taxes	1,058	1,113
Total current assets	108,779	116,419
Property, equipment and capitalized software, net	8,231	8,241
Goodwill	37,638	37,638
Deferred income taxes	6,659	6,487
Other assets	4,590	4,750
Investments	835	896
Total assets	$166,732	$174,431
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$8,166	$9,536
Accrued compensation	24,834	31,460
Advance billings on contracts	2,272	2,467
Dividend payable	897	748
Other current liabilities	3,813	4,086
Income taxes payable	2,408	632
Total current liabilities	42,390	48,929
Deferred compensation benefits	10,484	11,224
Other long-term liabilities	392	436
Total liabilities	53,266	60,589
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in both periods	270	270
Capital in excess of par value	122,807	122,531
Retained earnings	114,534	112,277
Less: Treasury stock of 8,556,156 and 8,488,404 shares at cost, in 2014 and 2013, respectively	(60,405)	(57,163)
Stock Trusts of 3,363,351 shares at cost in both periods	(55,083)	(55,083)
Other	—	(285)
Accumulated other comprehensive loss	(8,657)	(8,705)
Total shareholders’ equity	113,466	113,842
Total liabilities and shareholders’ equity	$166,732	$174,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	For the Quarter Ended
	March 28, 2014	March 29, 2013

Cash flow from operating activities:
Net income	$3,166	$4,057
Adjustments:
Depreciation and amortization expense	837	631
Equity-based compensation expense	551	546
Deferred income taxes	(197)	(394)
Deferred compensation	(36)	(8)
Changes in assets and liabilities:
Increase in accounts receivable	(5,527)	(3,618)
Increase in prepaid and other current assets	(791)	(633)
Decrease in other assets	133	231
Decrease in accounts payable	(2,108)	(2,174)
Decrease in accrued compensation	(6,616)	(5,934)
Increase in income taxes payable	1,778	1,676
Decrease in advance billings on contracts	(186)	(376)
Decrease in other current liabilities	(272)	(1,224)
Increase (decrease) in other long-term liabilities	(7)	147
Net cash used in operating activities	(9,275)	(7,073)
Cash flow from investing activities:
Acquisition of business, net of cash received	—	(2,488)
Additions to property and equipment	(304)	(614)
Additions to capitalized software	(497)	(61)
Deferred compensation plan investments, net	59	(302)
Net cash used in investing activities	(742)	(3,465)
Cash flow from financing activities:
Proceeds from stock option plan exercises	231	226
Excess tax benefits from equity-based compensation	269	427
Proceeds from Employee Stock Purchase Plan	90	99
Change in cash overdraft, net	(159)	389
Dividends paid	(748)	—
Purchase of stock for treasury	(3,596)	—
Net cash provided by (used in) financing activities	(3,913)	1,141
Effect of exchange rates on cash and cash equivalents	12	(472)
Net decrease in cash and cash equivalents	(13,918)	(9,869)
Cash and cash equivalents at beginning of year	46,227	40,614
Cash and cash equivalents at end of quarter	$32,309	$30,745

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal quarter where the last day of each of the first three quarters is a Friday. The 2014 first quarter began on January 1, 2014 and ended on March 28, 2014. The 2013 first quarter began on January 1, 2013 and ended March 29, 2013. There were 62 and 63 billable days in the first quarters of 2014 and 2013, respectively.

2.	Summary of Significant Accounting Policies
Basis of Presentation and Consolidation

These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. There are no unconsolidated entities, or off-balance sheet arrangements other than certain guarantees supporting office leases and the performance under government contracts in the Company's European operations. All inter-company accounts and transactions have been eliminated.

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, the valuation of goodwill and other intangible assets, valuation allowances for deferred tax assets, actuarial assumptions including discount rates and expected rates of return on assets, as applicable, for the Company's defined benefit plans, the allowance for doubtful accounts receivable, assumptions underlying stock option valuation, investment valuation, legal matters, other contingencies, and progress toward completion and direct profit or loss on contracts. Management believes that the information and disclosures provided herein are adequate to present fairly the condensed consolidated financial position, results of operations and comprehensive income, and cash flows of the Company. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10‑K filed with the SEC.
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
IT solutions and IT staffing revenue as a percentage of total revenue for the quarters ended March 28, 2014 and March 29, 2013 was as follows:

	For the Quarter Ended
	March 28, 2014	March 29, 2013
IT solutions	39.4%	39.3%
IT staffing	60.6%	60.7%
Total	100.0%	100.0%

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
CTG’s revenue by vertical market for the quarters ended March 28, 2014 and March 29, 2013 was as follows:

	For the Quarter Ended
	March 28, 2014	March 29, 2013
Healthcare	30.2%	31.8%
Technology service providers	24.9%	30.1%
Financial services	8.1%	6.6%
Energy	6.2%	6.0%
General markets	30.6%	25.5%
Total	100.0%	100.0%
Fair Value
Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants. The Company utilizes a fair value hierarchy for its assets and liabilities, as applicable, based upon three levels of input, which are:
Level 1—quoted prices in active markets for identical assets or liabilities (observable)
Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)
Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)
At March 28, 2014 and December 31, 2013, the carrying amounts of the Company’s cash of $32.3 million and $46.2 million, respectively, approximated fair value.
The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the quarters ended March 28, 2014 or March 29, 2013.
Life Insurance Policies
The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. Those policies have generated cash surrender value, and the Company has taken loans against the policies. At March 28, 2014 and December 31, 2013, these insurance policies have a gross cash surrender value of $26.4 million and $26.2 million, respectively, outstanding loans and interest total $23.4 million and $23.6 million, respectively, and the net cash surrender value balance of $3.0 million and $2.6 million, respectively, is included on the consolidated balance sheet in “Other Assets” under non-current assets.
At both March 28, 2014 and December 31, 2013, the total death benefit for the remaining policies was approximately $37.4 million. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $13.5 million after the payment of outstanding loans, and, under current tax regulations, record a non-taxable gain of approximately $11.0 million.

Taxes Collected from Customers
In instances where the Company collects taxes from its customers for remittance to governmental authorities, primarily in its European operations, revenue and expenses are not presented on a gross basis in the consolidated financial statements as such taxes are recorded in the Company's accounts on a net basis.
Cash and Cash Equivalents, and Cash Overdrafts
For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. As the Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment, the "change in cash overdraft, net," as presented on the condensed consolidated statement of cash flows represents the increase or decrease in outstanding checks quarter-over-quarter.

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at March 28, 2014 and December 31, 2013 are summarized as follows:

(amounts in thousands)	March 28, 2014	December 31, 2013
Property, equipment and capitalized software	$30,095	$29,377
Accumulated depreciation and amortization	(21,864)	(21,136)
Property, equipment and capitalized software, net	$8,231	$8,241
The Company recorded $0.5 million and less than $0.1 million of capitalized software costs during the quarters ended March 28, 2014 and March 29, 2013, respectively. As of those dates, the Company had capitalized a total of $7.3 million and $5.1 million, respectively, for software projects developed for internal use. Amortization periods range from two to five years, and are evaluated annually for propriety. Amortization expense totaled $0.4 million and $0.3 million in the quarters ended March 28, 2014 and March 29, 2013, respectively. Accumulated amortization for these projects totaled $4.8 million and $3.5 million as of March 28, 2014 and March 29, 2013, respectively.
Guarantees
The Company has several guarantees in place in our European operations which support office leases and performance under government projects. These guarantees total approximately $2.3 million and $2.7 million at March 28, 2014 and December 31, 2013, respectively, and generally have expiration dates ranging from May 2014 through June 2019.
Acquisition
In January 2013, the Company acquired etrinity, a provider of IT services to the healthcare market in Belgium and the Netherlands. Founded in 2000, etrinity's 2013 revenue was $2.8 million. The firm's IT services are targeted to the healthcare provider market and include clinical systems integration and implementation, application management, technology support for medical imaging, training, and technical resources.
The purchase price for etrinity was approximately $2.8 million, of which $2.3 million was recorded as either goodwill or other intangible assets. Previously, the Company did not have any other intangible assets recorded on its accounts. These intangible assets include customer relationships, trademarks, and non-compete agreements, and are being amortized over periods ranging from two to seven years. Total amortization expense recognized in the first quarter of 2014 was less than $0.1 million.

3.	Net Income Per Share
Basic and diluted earnings per share (EPS) for the quarters ended March 28, 2014 and March 29, 2013 was as follows:

	For the Quarter Ended
(amounts in thousands, except per-share data)	March 28, 2014	March 29, 2013
Weighted-average number of shares outstanding during period	15,153	15,430
Common stock equivalents - incremental shares primarily under
stock option plans	1,423	1,636
Number of shares on which diluted earnings per share is based	16,576	17,066
Net income	$3,166	$4,057
Net income per share
Basic	$0.21	$0.26
Diluted	$0.19	$0.24
Weighted-average shares represent the average number of issued shares less treasury shares and shares held in the Stock Trusts, and for the basic EPS calculations, unvested restricted stock.
Certain options representing 0.3 million and 0.1 million shares of common stock were outstanding at March 28, 2014 and March 29, 2013, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

4.	Investments
The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At March 28, 2014 and December 31, 2013, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.8 million and $0.9 million, respectively, and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see note 2 for “Fair Value”). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2014 and 2013 first quarters.

5.	Accumulated Other Comprehensive Loss
The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at March 28, 2014 and December 31, 2013 are as follows:

(amounts in thousands)	March 28, 2014	December 31, 2013
Foreign currency adjustment	$(3,534)	$(3,537)
Pension loss adjustment, net of tax of $792 in 2014, and $805 in 2013	(5,123)	(5,168)
Accumulated other comprehensive loss	$(8,657)	$(8,705)

During the 2014 and 2013 first quarters, actuarial losses were amortized to expense as follows:

(amounts in thousands)	March 28, 2014	March 29, 2013
Amortization of actuarial losses	$51	$66
Income tax	(13)	(18)
Net of tax	$38	$48

The amortization of both prior service cost and actuarial losses are included in determining net periodic pension cost. See note 7, "Deferred Compensation and Other Benefits" for additional information.

6.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 40% of pre-tax income. The 2014 first quarter ETR was 41.1% and the 2013 first quarter ETR was 33.2%. The ETR was higher than the normal range in the 2014 first quarter primarily due to the expiration of certain federal income tax credits as of December 31, 2013. The Work Opportunity Tax Credit and the Research and Development tax credits have not been renewed by the U.S. federal government as of March 28, 2014.

The ETR was lower than the normal range in the 2013 first quarter primarily due to the Company recording a tax benefit for its research and development activities for all of 2012 in the 2013 first quarter, as required under current accounting guidelines, as the legislation extending the tax credit related to these expenses, the American Taxpayer Relief Act of 2012, was not passed by the U.S. federal government until January 2013.

At March 28, 2014, the undistributed earnings of foreign subsidiaries amounted to approximately $16.5 million. A deferred tax liability for the taxes related to these unremitted accumulated foreign earnings has not been provided for as the determination of the estimated liability is not practicable and because undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

7.	Deferred Compensation and Other Benefits
The Company maintains a non-qualified defined benefit Executive Supplemental Benefit Plan (ESBP) that provides certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The plan was amended as of November 30, 1994, to freeze benefits for the participants in the plan at that time.
Net periodic pension cost for the quarters ended March 28, 2014 and March 29, 2013 for the ESBP was as follows:

(amounts in thousands)	March 28, 2014	March 29, 2013

Interest cost	$69	$61
Amortization of actuarial loss	34	48
Net periodic pension cost	$103	$109

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan other than for benefit payments as required in 2014 and future years. The Company expects to make payments totaling approximately $0.7 million in 2014.

The Company also retained a contributory defined benefit plan for its previous employees located in the Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003. Net periodic pension cost was approximately $23,000 in the quarter ended March 28, 2014 and $35,000 in the quarter ended March 29, 2013.
The Company does not anticipate making significant contributions to the NDBP in 2014. The assets for the NDBP are held by Aegon, a financial services firm located in the Netherlands. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the amount allocated to the NDBP at any point in time. The fair value of the assets is determined using a Level 3 methodology (see note 2 for “Fair Value”). The calculation of fair value includes determining the present value of the future expected payments under the plan, including using assumptions such as expected market rates of return, equity and interest rate volatility, credit risk, correlations of market returns, and discount rates. In 2014 the plan investments have a targeted minimum return to the Company of 4.0%, which is consistent with historical returns and the 4.0% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, intends to maintain the current investment strategy of investing plan assets solely in government bonds throughout 2014.
The change in the fair value of plan assets for the NDBP for the quarters ended March 28, 2014 and March 29, 2013 was as follows:

	For the Quarter Ended
(amounts in thousands)	March 28, 2014	March 29, 2013
Fair value of plan assets at beginning of period	$8,752	$8,143
Return on plan assets	86	81
Contributions	—	—
Benefits paid	(41)	(34)
Effect of exchange rate changes	2	(259)
Fair Value of plan assets at end of quarter	$8,799	$7,931

The Company also maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made contributions to this plan for amounts earned in 2013 totaling $0.2 million in the 2014 first quarter. The investments in the plan are included in the total assets of the Company, and are discussed in note 4, “Investments.” Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the funds received, the Company released shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.
The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Cash contributions were made to the plan for one director in the first quarter of 2014.  At the time the contributions were made, the non-employee director elected to purchase stock units from the Company at current market prices using his available investment balance within the plan. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in exchange for funds received, the Company released shares out of treasury stock equivalent to the number of share units purchased by the participant. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participant as prescribed by their payment elections under the plan.

8.     Equity-based Compensation
During both the 2014 and 2013 first quarters, the Company granted stock options to certain of its employees. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. The stock options granted, the weighted-average fair value of an option, and the weighted-average assumptions used to calculate the fair value of a stock option for the respective quarters are as follows:

	For the Quarter ended
	March 28, 2014	March 29, 2013
Stock options granted	107,000	107,000
Weighted-average fair value	$5.88	$8.38
Expected volatility	47.9%	56.1%
Risk-free interest rate	1.2%	0.6%
Expected term (years)	4.0	4.0
Expected dividend yield	1.4%	1.0%
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
During the 2014 first quarter, the Company issued restricted stock or restricted stock units representing 116,900 shares to certain of its employees on February 19, 2014 with a value of $16.93 per share. During the 2013 first quarter, the Company also issued restricted stock representing 98,000 shares to certain of its employees on February 12, 2013 with a value of $20.68 per share. The stock vests over a period of four years, with 25% of the stock vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock is fully vested to the employee. The Company is recognizing compensation expense for these shares over the expected term of the restricted stock, or four years. The restricted shares issued are considered outstanding, can be voted, and are eligible to receive dividends in the event any are paid. However, the restricted shares do not include a non-forfeitable right for the holder to receive dividends and none will be paid in the event the awards do not vest. Accordingly, only vested shares of outstanding restricted stock are included in the basic earnings per share calculation. The shares and the share units were granted from the 1991 Restricted Stock Plan and the 2010 Equity Award Plan.

9.	Treasury Stock

During the 2014 first quarter, the Company used approximately $3.6 million to purchase 211,000 shares of its stock for treasury pursuant to the Company’s share repurchase program. At March 28, 2014, approximately 0.9 million shares remained authorized for future purchases. The Company issued approximately 207,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2014 first quarter.

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

10.	Significant Customer
In the 2014 first quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $21.5 million or 22.0% of consolidated revenue as compared with $28.9 million or 26.7% of revenue in the comparable 2013 period.

The National Technical Services Agreement (“NTS Agreement”) with IBM extends to December 31, 2014. As part of the NTS Agreement, the Company provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as sole provider to the Systems and Technology Group business unit. The Company’s accounts receivable from IBM at March 28, 2014 and December 31, 2013 totaled $10.0 million and $11.0 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in the first quarter of 2014 or 2013.

In January 2014, IBM announced its intention to spin off its x86 server division to Lenovo. A portion of the Company's 2014 and 2013 first quarter revenue from IBM was related to the x86 server division. The Company expects to retain a significant share of the revenue derived from the x86 server division despite the transition of the division from IBM to Lenovo.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended March 28, 2014
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

IT solutions and IT staffing revenue as a percentage of total revenue for the quarters ended March 28, 2014 and March 29, 2013 was as follows:

	For the Quarter Ended
	March 28, 2014	March 29, 2013
IT solutions	39.4%	39.3%
IT staffing	60.6%	60.7%
Total	100.0%	100.0%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarters ended March 28, 2014 and March 29, 2013 was as follows:

	For the Quarter Ended
	March 28, 2014	March 29, 2013
Healthcare	30.2%	31.8%
Technology service providers	24.9%	30.1%
Financial services	8.1%	6.6%
Energy	6.2%	6.0%
General markets	30.6%	25.5%
Total	100.0%	100.0%

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
Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectability of the amount due is reasonably assured. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed-price contracts is recognized per the proportional method of accounting using an input-based approach. On a given project, actual salary and indirect labor costs incurred are measured and compared with the total estimate of costs of such items at the completion of the project. Revenue is recognized based upon the percentage-of-completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs which could distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our past experience on similar projects, and includes management judgments and estimates which affect the amount of revenue recognized on fixed-price contracts in any accounting period.

During the 2013 first quarter, the Company performed services for a customer under a series of contracts that provided for application customization and integration services, specifically utilizing one of the software tools the Company has developed for internal use. These services were provided under a software-as-a-service model. As the contracts were closely interrelated and dependent on each other, for accounting purposes the contracts were considered to be one arrangement. As the project included significant modification and customization services to transform the previously developed software tool into an expanded tool intended to meet the customer’s requirements, the percentage-of-completion method of contract accounting was utilized for the project.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters ended March 28, 2014 and March 29, 2013 was as follows:

	For the Quarter Ended
	March 28, 2014	March 29, 2013
Time-and-material	87.5%	89.6%
Progress billing	9.9%	8.0%
Percentage-of-completion	2.6%	2.4%
Total	100.0%	100.0%
Results of Operations
The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	March 28, 2014		March 29, 2013
	(amounts in thousands)
Revenue	100.0%	$97,911	100.0%	$108,495
Direct costs	78.6%	76,979	79.2%	85,896
Selling, general and administrative expenses	15.8%	15,457	15.1%	16,417
Operating income	5.6%	5,475	5.7%	6,182
Interest and other expense, net	(0.1)%	(97)	(0.1)%	(109)
Income before income taxes	5.5%	5,378	5.6%	6,073
Provision for income taxes	2.3%	2,212	1.9%	2,016
Net income	3.2%	$3,166	3.7%	$4,057
The Company recorded revenue in the 2014 and 2013 periods as follows:

					Year-over-
For the Quarter Ended:	March 28, 2014		March 29, 2013		Year Change
	(amounts in thousands)
North America	78.8%	$77,148	82.1%	$89,091	(13.4)%
Europe	21.2%	20,763	17.9%	19,404	7.0%
Total	100.0%	$97,911	100.0%	$108,495	(9.8)%
There were 62 billable days in the first quarter of 2014 and 63 billable days in the first quarter of 2013. Reimbursable expenses billed to customers and included in revenue totaled $2.5 million and $3.1 million in the 2014 and 2013 first quarters, respectively.

The revenue decrease in North America in the 2014 first quarter as compared with the corresponding 2013 period was due to a decrease in demand for both the Company’s IT solutions and IT staffing services. On a consolidated basis, IT solutions revenue decreased 9.5% in the 2014 first quarter as compared with the corresponding 2013 period. The IT solutions revenue decrease was primarily driven by the sequestration the U.S. government imposed starting on April 1, 2013, and other reimbursement reductions to hospitals and health systems. These cuts reduced revenue for our healthcare customers, causing them to reduce their expenditures in the later half of 2013 and in the 2014 first quarter, including previously planned spending on IT projects. On a consolidated basis, IT staffing revenue decreased 9.9% in the 2014 first quarter as compared with the corresponding 2013 period. The IT staffing decrease was primarily due to a significant decrease in demand from our largest staffing customer which originally began in the 2013 second quarter. In the 2014 first quarter, this decrease in demand was partially offset by a modest increase in demand from our other large staffing customers. The Company’s headcount was approximately 3,700 employees at March 28, 2014, which was a 7.5% decrease from approximately 4,000 employees at March 29, 2013, and no change from approximately 3,700 employees at December 31, 2013.

The increase in revenue in the Company’s European operations in the 2014 first quarter as compared with the corresponding 2013 period was primarily due to strength in our European IT solutions business. The increase was supported by the strength relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2014 first quarter as compared with the 2013 first quarter, the average value of the Euro increased 3.7% while the average value of the British Pound increased 6.5%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2013 first quarter to the 2014 first quarter, total European revenue would have been approximately $0.8 million lower, or $20.0 million as compared with the $20.8 million reported. Operating income in the 2014 first quarter was not significantly impacted by the change in the exchange rates year-over-year.

In the 2014 first quarter, IBM was the Company’s largest customer, accounting for $21.5 million or 22.0% of consolidated revenue as compared with $28.9 million or 26.7% of revenue in the comparable 2013 period. The National Technical Services Agreement (“NTS Agreement”) with IBM extends to December 31, 2014. As part of the NTS Agreement, the Company provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as sole provider to the Systems and Technology Group business unit. The Company’s accounts receivable from IBM at March 28, 2014 and December 31, 2013 totaled $10.0 million and $11.0 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in the first quarter of 2014 or 2013.

In January 2014, IBM announced its intention to spin off its x86 server division to Lenovo. A portion of the Company's 2014 and 2013 first quarter revenue from IBM was related to the x86 server division. The Company expects to retain a significant share of the revenue derived from the x86 server division despite the transition of the division from IBM to Lenovo.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 78.6% of revenue in the 2014 first quarter as compared with 79.2% of revenue in the 2013 first quarter. The Company’s direct costs as a percentage of revenue decreased in the 2014 first quarter as compared with the corresponding 2013 period due to a decrease in 2014 in employee benefit costs, primarily medical expenses.

Selling, general and administrative (“SG&A”) expenses were 15.8% of revenue in the 2014 first quarter and 15.1% in the corresponding 2013 period. The increase in SG&A expenses as a percentage of revenue in the 2014 first quarter as compared with the corresponding 2013 period is primarily due to the effect of a loss of operating leverage resulting from the revenue decrease year-over-year.

Operating income was 5.6% of revenue in the 2014 first quarter as compared with 5.7% in the 2013 first quarter. Operating income from North American operations was $4.6 million and $5.4 million in the first quarters of 2014 and 2013, respectively. Operating income from our European operations was $0.9 million and $0.8 million, respectively, in the corresponding 2014 and 2013 periods.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 40% of pre-tax income. The 2014 first quarter ETR was 41.1% and the 2013 first quarter ETR was 33.2%. The ETR was higher in the 2014 first quarter than the normal range primarily due to the expiration of certain federal income tax credits as of December 31, 2013. The Work Opportunity Tax Credit and the Research and Development tax credits have not been renewed by the U.S. federal government as of March 28, 2014.

The ETR was lower than the normal range in the 2013 first quarter primarily due to the Company recording a tax benefit for its research and development activities for all of 2012 in the 2013 first quarter, as required under current accounting guidelines, as the legislation extending the tax credit related to these expenses, the American Taxpayer Relief Act of 2012, was not passed by the U.S. federal government until January 2013.

Net income for the 2014 first quarter was 3.2% of revenue or $0.19 per diluted share, compared with net income of 3.7% of revenue or $0.24 per diluted share in the 2013 first quarter. Diluted earnings per share was calculated using 16.6 million and 17.1 million weighted-average equivalent shares outstanding for the quarters ended March 28, 2014 and March 29, 2013, respectively. The decrease in weighted-average outstanding shares year-over-year was in part due to purchases of shares for treasury of approximately 0.6 million shares in the twelve- month period ended March 28, 2014. Additionally, the dilutive effect of outstanding common stock equivalents decreased by approximately 0.2 million shares year-over-year.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company’s significant accounting policies, along with the underlying assumptions and judgments made by the Company’s management in their application, have a significant impact on the Company’s condensed consolidated financial statements. The Company identifies its critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s critical accounting policies are those related to goodwill valuation, and income taxes, specifically relating to the valuation allowance for deferred income taxes.
Goodwill Valuation
The Company has a goodwill balance of $37.6 million related to its healthcare vertical market recorded as of March 28, 2014. This balance reflects an increase of approximately $2.0 million in the 2013 first quarter due to the acquisition of etrinity, a provider of IT services to the healthcare market in Belgium and the Netherlands.
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
At the October 2013 measurement date the Company completed its annual valuation of the business to which the Company’s goodwill relates. During 2013, the Company utilized the provisions under Accounting Standards Update No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allow public entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this new process, an entity is no longer required to calculate the fair value of a reporting unit unless the qualitative assessment shows that it is more likely than not that its fair value is less than its carrying amount.
From its internal qualitative assessment completed in 2013, the Company believes that although the fair value of the business decreased from 2012, it continues to be substantially in excess of the carrying value of the business. Additionally, there are no other facts or circumstances that arose during the 2014 first quarter which led management to believe the goodwill balance was impaired.

Income Taxes—Valuation Allowances on Deferred Tax Assets
At March 28, 2014, the Company had a total of approximately $7.7 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation and state taxes, offset by depreciation. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.
At March 28, 2014, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $1.2 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at March 28, 2014, the Company had offset a portion of these assets with a valuation allowance totaling $1.1 million, resulting in a net deferred tax asset from net operating loss carryforwards of less than $0.1 million.
The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the first quarter of 2014 would have increased or decreased net income by approximately $55,000.
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
Financial Condition and Liquidity
Cash used by operating activities was $9.3 million and $7.1 million in the 2014 and 2013 first quarters, respectively. In the 2014 first quarter, net income was $3.2 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $1.2 million. In the 2013 first quarter, net income was $4.1 million while the corresponding non-cash adjustments netted to $0.8 million.
The accounts receivable balance increased $5.5 million in the 2014 first quarter and increased $3.6 million in the 2013 first quarter. The increase in the accounts receivable balance in the 2014 first quarter primarily resulted in days sales outstanding (DSO) increasing 3 days to 65 days at March 28, 2014 as compared with 62 days at December 31, 2013 due to the timing of receipts near quarter-end. The increase in the accounts receivable balance in the 2013 period resulted from an increase in revenue year-over-year of 5%. There was no change in DSO from period to period, as DSO was 61 days at both March 29, 2013 and December 31, 2012.
The accounts payable balance decreased $2.1 million and $2.2 million in the 2014 and 2013 first quarters, respectively, primarily due to the timing of certain payments near year-end as compared with the end of the first fiscal quarter of each year. Accrued compensation decreased $6.6 million and $5.9 million in the 2014 and 2013 first quarters, respectively, primarily due to one less week of accrued wages at March 28, 2014 and March 29, 2013 as compared with the prior year-end as both quarters ended on a pay date, and lower headcount in 2014 as compared with 2013. Income taxes payable increased $1.8 million and $1.7 million in the 2014 and 2013 first quarters, respectively, primarily due the timing of estimated tax payments in the respective periods.
Investing activities used $0.7 million and $3.5 million of cash in the 2014 and 2013 first quarters, respectively. The Company used cash for additions to property and equipment and capitalized software of $0.8 million in 2014 and $0.7 million in 2013, and net contributions to the Company's deferred compensation plans of $(0.1) million and $0.3 million in 2014 and 2013, respectively. The Company has no significant commitments for the purchase of property or equipment at March 28, 2014, and does not expect the amount to be spent in the remaining quarters of 2014 on additions to property, equipment and capitalized software to significantly vary from the amount spent in the first quarter. In the 2013 first quarter, the Company used $2.5 million, net of cash received, to complete the acquisition of etrinity.
Financing activities used $3.9 million of cash in the 2014 first quarter and provided $1.1 million of cash in the corresponding 2013 period. The Company recorded $0.5 million and $0.7 million in the 2014 and 2013 first quarters, respectively, from the proceeds from stock option exercises and excess tax benefits from equity-based compensation transactions. Cash overdrafts were $(0.2) million and $0.4 million in the first quarters of 2014 and 2013, respectively. The Company initiated a quarterly dividend in 2013, initially payable in the 2013 second quarter, and paid $0.7 million in the first quarter of 2014. The Company also used $3.6 million to purchase approximately

211,000 shares for treasury in the 2014 first quarter, but did not purchase any shares for treasury in the 2013 first quarter. A total of 0.9 million shares are available under the Company's authorization to purchase shares in future periods.
The Company's revolving credit agreement expired in April 2014, and previously allowed the Company to borrow up to $35.0 million. At both March 28, 2014 or March 29, 2013, there were no amounts outstanding under the credit agreement. Although there were no borrowings outstanding, at March 28, 2014 and March 29, 2013 there were $0.6 million and $0.5 million, respectively, of letters of credit issued under the credit agreement. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. During both the 2014 and 2013 first quarters, the Company did not borrow any funds under its revolving credit agreement.
Currently, the Company is in the process of negotiating a demand line of credit totaling $40 million which will replace the revolving line of credit which expired, and provide borrowing capability, if needed, in future periods.
The Company was required to meet certain financial covenants under the previous revolving credit agreement in order to maintain borrowings under the revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at March 28, 2014 include a leverage ratio which must be no more than 2.75 to 1, a calculation of minimum tangible net worth which must be no less than $59.9 million, and total expenditures for property, equipment and capitalized software cannot exceed $5.0 million annually. The Company was in compliance with these covenants at March 28, 2014 as its leverage ratio was 0.0, its tangible net worth was $75.6 million, and 2014 first quarter expenditures for property, equipment and capitalized software were $0.8 million. The Company was also in compliance with its required covenants at December 31, 2013.

Of the total cash and cash equivalents reported on the consolidated balance sheet at March 28, 2014 of $32.3 million, approximately $12.2 million was held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and has no intention of doing so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

The Company believes existing internally available funds and cash potentially generated from operations will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, continue paying a dividend, and to allow for future internal growth and expansion.
Off-Balance Sheet Arrangements
The Company did not have off-balance sheet arrangements or transactions in the 2014 or 2013 first quarters other than guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $2.3 million at March 28, 2014.
Contractual Obligations
The company did not enter into any significant contractual obligations during the quarter ended March 28, 2014.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations.

Revenue in the Company’s European operations in the 2014 first quarter as compared with the corresponding 2013 period was affected by the strength relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and by the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2014 first quarter as compared with the 2013 first quarter, the average value of the Euro increased 3.7% while the average value of the British Pound increased 6.5%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2013 first quarter to the 2014 first quarter, total European revenue would have been approximately $0.8 million lower, or $20.0 million as compared with the $20.8 million reported. Operating income in the 2014 first quarter was not significantly impacted by the change in the exchange rates year-over-year.

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

Changes in Internal Control Over Financial Reporting
The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on March 28, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A. Risk Factors

There were no material changes in the Company's risk factors from those previously disclosed in the Company's form 10-K for the period ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Jan. 1 - Jan. 31	58,946	$17.87	58,946	1,077,151
Feb. 1 - Feb. 28	29,100	$15.67	29,100	1,048,051
Mar. 1 - Mar. 28	122,810	$16.90	122,810	925,241
Total	210,856	$17.00	210,856

*    Excludes broker commissions

Item 3.    Default Upon Senior Securities

None

Item 4.    Mine Safety Disclosures
Not applicable

Item 5.    Other Information
None

Item 6.    Exhibits

Exhibit	Description	Page
31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#
31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#
32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	#
101.INS	XBRL Instance Document	#
101.SCH	XBRL Taxonomy Extension Schema Document	#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	#
101.LAB	XBRL Taxonomy Extension Label Linkbase	#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	#

#    Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ Brendan M. Harrington
Brendan M. Harrington
Title:	Chief Financial Officer

Date: April 23, 2014