Form 10-Q
period 2014-06-27
COMPUTER TASK GROUP INC
filed 2014-07-23
CIK 23111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	July 18, 2014
Common stock, par value $.01 per share	18,430,088

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Revenue	$100,331	$107,117	$198,242	$215,612
Direct costs	79,133	84,470	156,112	170,366
Selling, general and administrative expenses	15,728	16,248	31,185	32,665
Operating income	5,470	6,399	10,945	12,581
Interest and other income	23	9	41	19
Interest and other expense	78	115	193	234
Income before income taxes	5,415	6,293	10,793	12,366
Provision for income taxes	2,182	2,238	4,394	4,254
Net income	$3,233	$4,055	$6,399	$8,112
Net income per share:
Basic	$0.22	$0.26	$0.42	$0.53
Diluted	$0.20	$0.24	$0.39	$0.47
Weighted average shares outstanding:
Basic	14,999	15,459	15,074	15,445
Diluted	16,276	17,098	16,424	17,082

Cash dividend declared per share	$0.06	$0.05	$0.12	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Net Income	$3,233	$4,055	$6,399	$8,112

Foreign currency adjustment	(165)	290	(162)	(297)
Change in pension loss, net of taxes of $13 and $18 in the 2014 and 2013 second quarters, respectively, and $26 and $36 in the first two quarters of 2014 and 2013, respectively	86	(9)	131	153
Other comprehensive income (loss)	(79)	281	(31)	(144)

Comprehensive income	$3,154	$4,336	$6,368	$7,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share balances)
(Unaudited)

	June 27, 2014	December 31, 2013

Assets
Current Assets:
Cash and cash equivalents	$31,650	$46,227
Accounts receivable, net of allowances of $965 and $1,040 in 2014 and 2013, respectively	74,154	67,422
Prepaid and other current assets	2,489	1,657
Income taxes receivable	172	—
Deferred income taxes	1,033	1,113
Total current assets	109,498	116,419
Property, equipment and capitalized software, net	8,340	8,241
Goodwill	37,617	37,638
Deferred income taxes	6,660	6,487
Other assets	4,688	4,750
Investments	792	896
Total assets	$167,595	$174,431
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$8,520	$9,536
Accrued compensation	28,635	31,460
Advance billings on contracts	1,880	2,467
Dividend payable	884	748
Other current liabilities	3,544	4,086
Income taxes payable	—	632
Total current liabilities	43,463	48,929
Deferred compensation benefits	10,310	11,224
Other long-term liabilities	403	436
Total liabilities	54,176	60,589
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	123,785	122,531
Retained earnings	116,872	112,277
Less: Treasury stock of 8,622,716 and 8,488,404 shares at cost, in 2014 and 2013, respectively	(63,689)	(57,163)
Stock Trusts of 3,363,351 shares at cost in both periods	(55,083)	(55,083)
Other	—	(285)
Accumulated other comprehensive loss	(8,736)	(8,705)
Total shareholders’ equity	113,419	113,842
Total liabilities and shareholders’ equity	$167,595	$174,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	For the Two Quarters Ended
	June 27, 2014	June 28, 2013

Cash flow from operating activities:
Net income	$6,399	$8,112
Adjustments:
Depreciation and amortization expense	1,618	1,291
Equity-based compensation expense	1,193	1,219
Deferred income taxes	(274)	(599)
Deferred compensation	37	99
Changes in assets and liabilities:
Increase in accounts receivable	(6,874)	(4,147)
Increase in prepaid and other current assets	(833)	(721)
Decrease in other assets	5	29
Decrease in accounts payable	(3,206)	(2,243)
Decrease in accrued compensation	(2,769)	(1,737)
Decrease in income taxes payable	(801)	(1,086)
Decrease in advance billings on contracts	(579)	(806)
Decrease in other current liabilities	(533)	(1,662)
Increase in other long-term liabilities	18	95
Net cash used in operating activities	(6,599)	(2,156)
Cash flow from investing activities:
Acquisition of business, net of cash received	—	(2,488)
Additions to property and equipment	(737)	(1,194)
Additions to capitalized software	(942)	(707)
Deferred compensation plan investments, net	110	(270)
Net cash used in investing activities	(1,569)	(4,659)
Cash flow from financing activities:
Proceeds from stock option plan exercises	267	355
Excess tax benefits from equity-based compensation	1,303	957
Proceeds from Employee Stock Purchase Plan	168	185
Change in cash overdraft, net	27	880
Dividends paid	(1,645)	(762)
Purchase of stock for treasury	(6,436)	(1,173)
Net cash provided by (used in) financing activities	(6,316)	442
Effect of exchange rates on cash and cash equivalents	(93)	(267)
Net decrease in cash and cash equivalents	(14,577)	(6,640)
Cash and cash equivalents at beginning of year	46,227	40,614
Cash and cash equivalents at end of quarter	$31,650	$33,974

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal quarter where the last day of each of the first three quarters is a Friday. The 2014 second quarter began on March 29, 2014 and ended on June 27, 2014. The 2013 second quarter began on March 30, 2013 and ended June 28, 2013. There were 64 billable days in both the second quarters of 2014 and 2013, and 126 and 127 billable days in the first two quarters of 2014 and 2013, respectively.

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
IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and two quarters ended June 27, 2014 and June 28, 2013 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
IT solutions	40.2%	39.5%	39.7%	39.3%
IT staffing	59.8%	60.5%	60.3%	60.7%
Total	100.0%	100.0%	100.0%	100.0%

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
CTG’s revenue by vertical market for the quarter and two quarters ended June 27, 2014 and June 28, 2013 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Healthcare	31.2%	32.3%	30.7%	32.1%
Technology service providers	25.8%	28.7%	25.4%	29.4%
Financial services	7.6%	6.3%	7.9%	6.4%
Energy	6.1%	6.1%	6.1%	6.1%
General markets	29.3%	26.6%	29.9%	26.0%
Total	100.0%	100.0%	100.0%	100.0%
Fair Value
Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants. The Company utilizes a fair value hierarchy for its assets and liabilities, as applicable, based upon three levels of input, which are:
Level 1—quoted prices in active markets for identical assets or liabilities (observable)
Level 2—inputs other than Level 1 which are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)
Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)
At June 27, 2014 and December 31, 2013, the carrying amounts of the Company’s cash of $31.7 million and $46.2 million, respectively, approximated fair value.
The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the quarter or year-to-date periods ended June 27, 2014 or June 28, 2013.
Life Insurance Policies
The Company has purchased life insurance on the lives of certain plan participants who are former employees in the non-qualified defined benefit Executive Supplemental Benefit Plan. Those policies have generated cash surrender value, and the Company has taken loans against the policies. At June 27, 2014 and December 31, 2013, these insurance policies had a gross cash surrender value of $26.7 million and $26.2 million, respectively, loans have been taken totaling $23.7 million and $23.6 million, respectively, and the net cash surrender value balance of $3.0 million and $2.6 million, respectively, is included on the consolidated balance sheet in “Other Assets” under non-current assets.
At June 27, 2014 and December 31, 2013, the total death benefit for the remaining policies was approximately $39.1 million and $37.4 million, respectively. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $14.9 million after the payment of outstanding loans, and record a gain of approximately $11.9 million.

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

Property, Equipment and Capitalized Software Costs
Property, equipment and capitalized software at June 27, 2014 and December 31, 2013 are summarized as follows:

(amounts in thousands)	June 27, 2014	December 31, 2013
Property, equipment and capitalized software	$30,508	$29,377
Accumulated depreciation and amortization	(22,168)	(21,136)
Property, equipment and capitalized software, net	$8,340	$8,241
The Company recorded $0.4 million and $0.9 million of capitalized software costs during the quarter and two quarters ended June 27, 2014, respectively, and $0.6 million and $0.7 million in the corresponding 2013 periods, respectively. As of June 27, 2014 and June 28, 2013, the Company had capitalized totals of approximately $6.7 million and $4.8 million, respectively, for software projects developed for internal use primarily for the Company's software as a service product offerings. Amortization periods range from two to five years, and are evaluated annually for propriety. Amortization expense totaled $0.3 million and $0.3 million in the quarter, and $0.7 million and $0.6 million in the two quarters ended June 27, 2014 and June 28, 2013, respectively. Accumulated amortization for these projects totaled $4.1 million and $2.8 million as of June 27, 2014 and June 28, 2013, respectively.
Guarantees
The Company has several guarantees in place in our European operations which support office leases and performance under government projects. These guarantees totaled approximately $2.3 million at June 27, 2014 and $2.7 million at December 31, 2013, and generally have expiration dates ranging from September 2014 through June 2019.
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
The purchase price was approximately $2.8 million, of which $2.3 million was recorded as either goodwill or other intangible assets. Previously, the Company did not have any other intangible assets recorded on its accounts. These intangible assets include customer relationships, trademarks, and non-compete agreements, and are currently being amortized over periods ranging from two to seven years. Total amortization expense recognized in the first two quarters of 2014 was $0.1 million.
Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Stands Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

3.     Net Income Per Share
Basic and diluted earnings per share (EPS) for the quarter and two quarters ended June 27, 2014 and June 28, 2013 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands, except per-share data)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Weighted-average number of shares outstanding during period	14,999	15,459	15,074	15,445
Common stock equivalents - incremental shares primarily under stock option plans	1,277	1,639	1,350	1,637
Number of shares on which diluted earnings per share is based	16,276	17,098	16,424	17,082
Net income	$3,233	$4,055	$6,399	$8,112
Net income per share
Basic	$0.22	$0.26	$0.42	$0.53
Diluted	$0.20	$0.24	$0.39	$0.47
Weighted-average shares represent the average number of issued shares less treasury shares and shares held in the Stock Trusts, and for the basic EPS calculations, unvested restricted stock.
Certain options representing 0.5 million and 0.2 million shares of common stock were outstanding at June 27, 2014 and June 28, 2013, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

4.	Investments
The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At June 27, 2014 and December 31, 2013, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.8 million and $0.9 million, respectively, and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see note 2 for “Fair Value”). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2014 and 2013 second quarter and year-to-date periods.

5.	Accumulated Other Comprehensive Loss
The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at June 27, 2014 and December 31, 2013 are as follows:

(amounts in thousands)	June 27, 2014	December 31, 2013
Foreign currency adjustment	$(3,699)	$(3,537)
Pension loss adjustment, net of tax of $780 in 2014, and $805 in 2013	(5,037)	(5,168)
Accumulated other comprehensive loss	$(8,736)	$(8,705)
During the 2014 and 2013 periods, prior service costs and actuarial losses were amortized to expense as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Amortization of actuarial losses	$51	$73	$102	$139
Income tax	(13)	(18)	(26)	(36)
Net of tax	$38	$55	$76	$103

The amortization of both prior service cost and actuarial losses are included in determining net periodic pension cost. See note 7, "Deferred Compensation and Other Benefits" for additional information.

6.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR ranges from 38% to 40% of pre-tax income. The 2014 second quarter ETR was 40.3% and the 2014 year-to-date ETR was 40.7%.

The ETR was higher than the normal range in the 2014 second quarter and year-to-date period primarily due to the expiration of certain federal income tax credits as of December 31, 2013. The Work Opportunity Tax Credit (WOTC) and the Research and Development Tax Credit have not been renewed by the U.S. federal government as of June 27, 2014. Should these credits be reinstated during 2014, in accordance with current accounting guidelines, the Company will recognize the benefit of those credits beginning in the quarter in which such legislation is enacted.

The 2013 second quarter ETR was 35.6% and the 2013 year-to-date ETR was 34.4%. The ETR was below the normal range in the 2013 second quarter primarily due to the Company recording a tax benefit related to its participation in the WOTC program offered by the federal government to companies who have hired individuals who have traditionally faced barriers to employment. The 2013 year-to-date ETR was below the normal range due to the recording of a tax benefit of the Company's 2013 research and development activities, the WOTC mentioned above, and the recording of a tax benefit for its research and development activities for all of 2012 in the 2013 first quarter, as required under current accounting guidelines. The legislation extending the tax credit related to these expenses, the American Taxpayer Relief Act of 2012, was not passed by the U.S. federal government until January 2013.

At June 27, 2014, the undistributed earnings of foreign subsidiaries was approximately $18.0 million. A deferred tax liability for the taxes related to these unremitted, accumulated foreign earnings has not been provided for as the determination of the estimated liability is not practicable and because undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

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
Net periodic pension cost for the quarter and two quarters ended June 27, 2014 and June 28, 2013 for the ESBP is as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Interest cost	$69	$61	$138	$122
Amortization of actuarial loss	35	48	69	96
Net periodic pension cost	$104	$109	$207	$218

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan other than for benefit payments as required in 2014 and future years. The Company expects to make benefit payments totaling approximately $0.7 million in 2014.

The Company also retained a contributory defined-benefit plan for its previous employees located in the Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003. Net periodic pension cost was approximately $24,000 and $35,000 in the 2014 and 2013 second quarters, respectively, and $47,000 and $70,000 in the year-to-date periods ended June 27, 2014 and June 28, 2013, respectively.
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

The change in the fair value of plan assets for the NDBP for the two quarters ended June 27, 2014 and June 28, 2013 is as follows:

	For the Two Quarters Ended
(amounts in thousands)	June 27, 2014	June 28, 2013
Fair value of plan assets at beginning of period	$8,752	$8,143
Return on plan assets	172	160
Contributions	—	—
Benefits paid	(81)	(68)
Effect of exchange rate changes	(35)	(117)
Fair Value of plan assets at end of quarter	$8,808	$8,118

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
The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Cash contributions totaling $0.1 million were made to the plan for these directors in the first two quarters of 2014.  At the time the contributions were made, the non-employee directors elected to purchase stock units from the Company at current market prices using his available investment balance within the plan. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in exchange for funds received, the Company released shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

8.     Equity-based Compensation

During the 2014 second quarter, the Company issued restricted stock totaling 20,000 shares to certain of its employees on May 6, 2014 with a value of $15.00 per share. The stock vests over a period of four years, with 25% of the stock vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock is fully vested to the employee. The Company is recognizing compensation expense for these shares over the expected term of the restricted stock, or four years. The restricted shares issued are considered outstanding, can be voted, and are eligible to receive dividends in the event any are paid. However, the restricted shares do not include a non-forfeitable right for the holder to receive dividends and none will be paid in the event the awards do not vest. Accordingly, only vested shares of outstanding restricted stock are included in the basic earnings per share calculation. The shares and the share units were granted from the 1991 Restricted Stock Plan.

9.	Treasury Stock

During the 2014 second quarter, the Company used approximately $2.8 million to purchase 175,000 shares of its stock for treasury pursuant to the Company's share repurchase program. For the year-to-date period ended June 27, 2014, the Company used approximately $6.4 million to purchase approximately 386,000 shares pursuant to the repurchase program. At June 27, 2014, approximately 0.8 million shares remained authorized for future purchases. The Company issued approximately 243,000 shares and 450,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2014 second quarter and year-to-date period, respectively.

During the 2013 second quarter and year-to-date period, the Company used approximately $1.2 million to purchase 59,000 shares of its stock for treasury pursuant to the Company’s share repurchase program. At June 28, 2013, approximately 0.5 million shares remained authorized for future purchases. The Company issued approximately 37,000 shares and 187,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2013 second quarter and year-to-date period, respectively.

10.     Significant Customer
In the 2014 second quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $22.7 million or 22.6% of consolidated revenue as compared with $26.6 million or 24.9% of revenue in the comparable 2013 period. In the first two quarters of 2014, IBM accounted for $44.3 million or 22.3% of consolidated revenue, compared with $55.6 million or 25.8% of consolidated revenue in the comparable 2013 period.

The National Technical Services Agreement (“NTS Agreement”) with IBM extends to December 31, 2014. As part of the NTS Agreement, the Company provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as sole provider to the Systems and Technology Group business unit. The Company’s accounts receivable from IBM at June 27, 2014 and June 28, 2013 totaled $10.5 million and $10.0 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in the second quarter or year-to-date periods of 2014 or 2013.

In January 2014, IBM announced its intention to spin off its x86 server division to Lenovo. A portion of the Company's 2014 and 2013 second quarter and year-to-date revenue from IBM was related to the x86 server division. The Company expects to continue to retain a significant share of the revenue derived from the x86 server division despite the anticipated transition of the division from IBM to Lenovo.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Two Quarters Ended June 27, 2014
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

IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and two quarters ended June 27, 2014 and June 28, 2013 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
IT solutions	40.2%	39.5%	39.7%	39.3%
IT staffing	59.8%	60.5%	60.3%	60.7%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and two quarters ended June 27, 2014 and June 28, 2013 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Healthcare	31.2%	32.3%	30.7%	32.1%
Technology service providers	25.8%	28.7%	25.4%	29.4%
Financial services	7.6%	6.3%	7.9%	6.4%
Energy	6.1%	6.1%	6.1%	6.1%
General markets	29.3%	26.6%	29.9%	26.0%
Total	100.0%	100.0%	100.0%	100.0%

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. The Company’s competition varies significantly by geographic region, as well as by the type of service provided. Many of the Company’s competitors are larger than CTG, and have greater financial, technical, sales and marketing resources. In addition, the Company frequently competes with a client’s own internal IT staff. Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India and other parts of Asia). Regularly, new IT products and services are introduced which may render our existing IT solutions and IT staffing services obsolete. The economic conditions in the markets we serve are continuously changing and may negatively impact our business if we can not adapt to negative conditions as they occur. Finally, our healthcare clients have been effected by the U.S. government sequestration cuts which began in 2013 and have lowered their reimbursements. There can be no assurance that CTG will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.
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

During the 2013 second quarter, the Company performed under a contract with a customer that provided for application customization and integration services, specifically utilizing one of the software tools the Company has internally developed. As the project included significant modification and customization services to transform the previously developed software tool into an expanded tool that meets the customer’s requirements, the percentage-of-completion method of contract accounting was utilized for the project.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods for the quarter and two quarters ended June 27, 2014 and June 28, 2013 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Time-and-material	86.2%	89.9%	86.8%	89.7%
Progress billing	11.5%	8.2%	10.7%	8.1%
Percentage-of-completion	2.3%	1.9%	2.5%	2.2%
Total	100.0%	100.0%	100.0%	100.0%
Results of Operations
The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	June 27, 2014		June 28, 2013
	(amounts in thousands)
Revenue	100.0%	$100,331	100.0%	$107,117
Direct costs	78.8%	79,133	78.8%	84,470
Selling, general and administrative expenses	15.7%	15,728	15.2%	16,248
Operating income	5.5%	5,470	6.0%	6,399
Interest and other expense, net	(0.1)%	(55)	(0.1)%	(106)
Income before income taxes	5.4%	5,415	5.9%	6,293
Provision for income taxes	2.2%	2,182	2.1%	2,238
Net income	3.2%	$3,233	3.8%	$4,055

For the Two Quarters Ended:	June 27, 2014		June 28, 2013
	(amounts in thousands)
Revenue	100.0%	$198,242	100.0%	$215,612
Direct costs	78.8%	156,112	79.1%	170,366
Selling, general and administrative expenses	15.7%	31,185	15.1%	32,665
Operating income	5.5%	10,945	5.8%	12,581
Interest and other expense, net	(0.1)%	(152)	(0.1)%	(215)
Income before income taxes	5.4%	10,793	5.7%	12,366
Provision for income taxes	2.2%	4,394	1.9%	4,254
Net income	3.2%	$6,399	3.8%	$8,112

The Company recorded revenue in the 2014 and 2013 periods as follows:

					Year-over-
For the Quarter Ended:	June 27, 2014		June 28, 2013		Year Change
	(amounts in thousands)
North America	80.2%	$80,513	82.6%	$88,502	(9.0)%
Europe	19.8%	19,818	17.4%	18,615	6.5%
Total	100.0%	$100,331	100.0%	$107,117	(6.3)%
There were 64 billable days in both the 2014 and 2013 second quarters. Reimbursable expenses billed to customers and included in revenue totaled $2.6 million and $3.1 million in the 2014 and 2013 second quarters, respectively.

					Year-over-
For the two Quarters Ended:	June 27, 2014		June 28, 2013		Year Change
	(amounts in thousands)
North America	79.5%	$157,662	82.4%	$177,593	(11.2)%
Europe	20.5%	40,580	17.6%	38,019	6.7%
Total	100.0%	$198,242	100.0%	$215,612	(8.1)%
There were 126 billable days and 127 billable days in the 2014 and 2013 year-to-date periods, respectively. Reimbursable expenses billed to customers and included in revenue totaled $5.1 million and $6.2 million in the 2014 and 2013 year-to-date periods, respectively.

On a consolidated basis, IT solutions revenue decreased 4.8% and 7.0% in the 2014 second quarter and year-to-date period, respectively, as compared with the corresponding 2013 periods. Also on a consolidated basis, IT staffing revenue decreased 7.4% and 8.8% in the 2014 second quarter and 2014 year-to-date period as compared with the corresponding 2013 periods. The Company’s headcount was approximately 3,800 employees at June 27, 2014, which was a 3% decrease from approximately 3,900 employees at June 28, 2013, and a 3% increase from approximately 3,700 employees at December 31, 2013.

In North America, the revenue decrease in the 2014 second quarter and the 2014 year-to-date period as compared with the corresponding 2013 periods was due to a decrease in demand for the Company's IT staffing business. This decrease was primarily due to the reduction in requirements from a large IT staffing customer that began late in the 2013 second quarter. Additionally, in the Company's IT solutions business, the Company had more electronic medical records (EMR) projects end in the 2014 second quarter and year-to-date period than were started. The Company also began a data analytics IT solutions project in the 2014 second quarter which is scheduled to end in December 2014. In total, the Company's data analytics projects added approximately $1.7 million and $0.06 to our second quarter revenue and net income per diluted share, respectively, and they are estimated to generate approximately $6 million and $0.18 of revenue and net income per diluted share, respectively, in all of 2014.

The increase in revenue in the Company’s European operations in the 2014 second quarter and year-to-date periods as compared with the corresponding 2013 periods was primarily due to modest increase in demand in our European IT solutions business. The revenue increase was supported by the strength relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2014 second quarter as compared with the corresponding 2013 period, the average value of the Euro increased 5.1% while the average value of the British Pound increased 9.5%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2013 second quarter to the 2014 second quarter, total European revenue would have been approximately $1.0 million lower, or $18.8 million as compared with the $19.8 million reported. In the first two quarters of 2014 as compared with the corresponding 2013 period, the average value of the Euro increased 4.4% while the average value of the British Pound increased 8.0%. If there had been no change in the exchange rates from the first two quarters of 2013 to the corresponding 2014 period, total European revenue would have been approximately $1.8 million lower, or $38.8 million compared with the $40.6 million reported. Additionally, operating income in the second quarter and year-to-date period would have been approximately $25,000 and $62,000 lower, respectively, if there had been no change in the exchange rates year-over-year.

In the 2014 second quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $22.7 million or 22.6% of consolidated revenue as compared with $26.6 million or 24.9% of revenue in the comparable 2013 period. In the first two quarters of 2014, IBM accounted for $44.3 million or 22.3% of consolidated revenue, compared with $55.6 million or 25.8% of consolidated revenue in the comparable 2013 period. The National Technical Services Agreement (“NTS Agreement”) with IBM extends to December 31, 2014. As part of the NTS Agreement, the Company provides its services as a predominant supplier to IBM’s Integrated Technology Services unit and as sole provider to the Systems and Technology Group business unit. The Company’s accounts receivable from IBM at June 27, 2014 and June 28, 2013 totaled $10.5 million and $10.0 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in the second quarter or first two quarters of 2014 or 2013.

In January 2014, IBM announced its intention to spin off its x86 server division to Lenovo. A portion of the Company's 2014 and 2013 second quarter and year-to-date revenue from IBM was related to the x86 server division. The Company expects to continue to retain a significant share of the revenue derived from the x86 server division despite the anticipated transition of the division from IBM to Lenovo.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 78.8% of revenue in the 2014 second quarter as compared with 78.8% of revenue in the 2013 second quarter, and 78.8% of revenue in the first two quarters of 2014 as compared with 79.1% in the corresponding 2013 period. The Company’s direct costs as a percentage of revenue decreased in the 2014 year-to-date period as compared with the corresponding 2013 period primarily due to the percentage increase in solutions business in the Company's revenue mix, which has a lower direct cost. The decrease in direct costs resulting from the change in the business mix was partially offset by a significant increase in fringe benefit costs, primarily medical expense, in the 2014 second quarter. The increase in medical expense was due to much higher utilization of the Company's self-insured plan during the quarter.

Selling, general and administrative (“SG&A”) expenses were 15.7% of revenue in the 2014 second quarter as compared with 15.2% in the corresponding 2013 period, and 15.7% of revenue in the first two quarters of 2014 as compared with 15.1% in the corresponding 2013 period. The increase in SG&A expenses as a percentage of revenue in the 2014 second quarter and year-to-date period as compared with the corresponding 2013 periods is primarily due to the loss of operating leverage from the decrease in revenue in the 2014 second quarter and year-to-date periods.

Operating income was 5.5% of revenue in the 2014 second quarter as compared with 6.0% in the 2013 second quarter, and 5.5% of revenue in the first two quarters of 2014 as compared with 5.8% in the corresponding 2013 period. The decrease in operating income as a percentage of revenue in the 2014 second quarter and year-to-date period as compared with the corresponding 2013 periods is due to the increase in SGA expense as a percentage of revenue, and the increase in medical expense in direct costs as previously noted. Operating income from North American operations was $9.4 million and $11.2 million in the first two quarters of 2014 and 2013, respectively. European operations recorded operating income of $1.6 million and $1.4 million in the 2014 and 2013 year-to-date periods, respectively.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR ranges from 38% to 40% of pre-tax income. The 2014 second quarter ETR was 40.3% and the 2014 year-to-date ETR was 40.7%.

The ETR was higher than the normal range in the 2014 second quarter and year-to-date period primarily due to the expiration of certain federal income tax credits as of December 31, 2013. The Work Opportunity Tax Credit (WOTC) and the Research and Development Tax Credit have not been renewed by the U.S. federal government as of June 27, 2014. Should these credits be reinstated during 2014, in accordance with current accounting guidelines, the Company will recognize the benefit of those credits beginning in the quarter in which such legislation is enacted.

The 2013 second quarter ETR was 35.6% and the 2013 year-to-date ETR was 34.4%. The ETR was lower in the 2013 second quarter primarily due to the Company recording a tax benefit related to its participation in the WOTC program offered by the federal government to companies who have hired individuals who have traditionally faced barriers to employment. The 2013 year-to-date ETR was below the normal range due to the recording of a tax benefit of the Company's 2013 research and development activities, the WOTC mentioned above, and the recording of a tax benefit for its research and development activities for all of 2012 in the 2013 first quarter, as required under current accounting guidelines. The legislation extending the tax credit related to these expenses, the American Taxpayer Relief Act of 2012, was not passed by the U.S. federal government until January 2013

Net income for the 2014 second quarter was 3.2% of revenue or $0.20 per diluted share, compared with net income of 3.8% of revenue or $0.24 per diluted share in the 2013 second quarter. Net income for the first two quarters of 2014 was 3.2% of revenue or $0.39 per diluted share, compared with net income of 3.8% of revenue or $0.47 per diluted share in the first two quarters of 2013. Diluted earnings per share was calculated using 16.3 million and 17.1 million weighted-average equivalent shares outstanding for the quarters ended June 27, 2014 and June 28, 2013, respectively, and 16.4 million and 17.1 million weighted-average equivalent shares outstanding for the year-to-date periods ended June 27, 2014 and June 28, 2013, respectively. The decrease in weighted-average equivalent shares outstanding in 2014 is due to approximately 0.4 million shares repurchased under the Company's share repurchase plan in the first two quarters of 2014, and a lessor dilutive effect of outstanding equity-based compensation grants.

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
Goodwill Valuation
The Company has a goodwill balance of $37.6 million related to its healthcare vertical market recorded as of June 27, 2014. This balance reflects an increase of approximately $2.0 million in the 2013 first quarter due to the acquisition of etrinity, a provider of IT services to the healthcare market in Belgium and the Netherlands.
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
At the October 2013 measurement date the Company completed its annual valuation of the business to which the Company’s goodwill relates. During 2013, the Company utilized the provisions under Accounting Standards Update No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allows public entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this new process, an entity is no longer required to calculate the fair value of a reporting unit unless the qualitative assessment shows that it is more likely than not that its fair value is less than its carrying amount.
From its internal qualitative assessment completed in 2013, the Company believes that although the fair value of the business decreased from 2012, it continues to be substantially in excess of the carrying value of the business. Additionally, there are no other facts or circumstances that arose during the 2014 year-to-date period which led management to believe the goodwill balance was impaired.
Income Taxes—Valuation Allowances on Deferred Tax Assets
At June 27, 2014, the Company had a total of approximately $7.6 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation and state taxes, offset by depreciation. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.
At June 27, 2014, the Company had deferred tax assets recorded resulting from net operating losses totaling approximately $1.3 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at June 27, 2014, the Company had offset a portion of these assets with a valuation allowance totaling $1.2 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.1 million.
The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the second quarter of 2014 would have increased or decreased net income by approximately $54,200.
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
Financial Condition and Liquidity
Cash used in operating activities was $6.6 million in the first two quarters of 2014, while operating activities used $2.2 million in the first two quarters of 2013. In the first two quarters of 2014, net income was $6.4 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, and deferred compensation, totaled $2.6 million. In the 2013 period, net income was $8.1 million while the corresponding non-cash adjustments netted to $2.0 million.
Accounts receivable balances increased $6.9 million in the first two quarters of 2014 and increased $4.1 million in the first two quarters of 2013. The increase in the accounts receivable balance in the 2014 period primarily resulted from an increase in days sales outstanding (DSO), offset by a decrease in revenue year-over-year of approximately 6%. DSO was 67 days at June 27, 2014 and 62 days at December 31, 2013. The increase in DSO at June 27, 2014 was primarily due to a general slowdown in the timing of receipts prior to quarter-end. The increase in the accounts receivable balance in the 2013 period also primarily resulted from an increase in DSO. DSO was 64 days at June 28, 2013 and 61 days at December 31, 2012. The increase in DSO at June 28, 2013 was also primarily due to the timing of receipts prior to quarter-end.
Accounts payable decreased $3.2 million and decreased $2.2 million in the 2014 and 2013 year-to-date periods, respectively, primarily due to the timing of certain payments near period-end and generally less payments made due to a reduction in the size of the business. Accrued compensation decreased $2.8 million in the first two quarters of 2014 primarily due to lower headcount and lower incentive accruals in 2014 as compared with the first two quarters of 2013, and decreased $1.7 million in the 2013 period primarily due to lower incentive accruals in 2013 as compared with the first two quarters of 2012. Income taxes payable decreased $0.8 million and $1.1 million in the 2014 and 2013 year-to-date periods, respectively, due to lower taxable income and the amount of estimated tax payments made prior to quarter-end.
Investing activities used $1.6 million and $4.7 million of cash in the 2014 and 2013 first two quarters, respectively. The Company used cash for additions to property and equipment of $0.7 million in 2014 and $1.2 million in 2013, additions to capitalized software totaling $0.9 million in 2014 and $0.7 million in 2013, and the change in the Company's deferred compensation plans totaled net proceeds of $0.1 million in 2014, and a usage of funds of $0.3 million in 2013. The Company has no significant commitments for the purchase of property or equipment at June 27,

2014, and does not expect the amount to be spent in the remaining quarters of 2014 on additions to property, equipment and capitalized software to significantly vary from the amount spent in the first two quarters. In the 2013 first quarter, the Company used $2.5 million, net of cash received, to complete the acquisition of etrinity.
Financing activities used $6.3 million of cash in the first two quarters of 2014 and provided $0.4 million of cash in the corresponding 2013 period. The Company recorded $1.6 million and $1.3 million in the 2014 and 2013 first two quarters, respectively, from the proceeds from stock option exercises and excess tax benefits from equity-based compensation transactions. Cash overdrafts were $27,000, and $0.9 million in the first two quarters of 2014 and 2013, respectively. The Company initiated a quarterly dividend in 2013, initially payable in the 2013 second quarter, and paid $1.6 million and $0.8 million in the first two quarters of 2014 and 2013, respectively. The Company also used $6.4 million to purchase approximately 386,000 shares for treasury in the first two quarters of 2014, and used $1.2 million to purchase approximately 59,000 shares in the first two quarters of 2013. At June 27, 2014, a total of 751,000 shares are available under the Company's authorization to purchase shares in future periods.
The Company's revolving credit agreement expired in April 2014 and previously allowed the Company to borrow up to $35.0 million. During April 2014, the Company entered into a new, demand line of credit with its banks totaling $40.0 million. At both June 27, 2014 or June 28, 2013, there were no amounts outstanding under either of these credit agreements. Although there were no borrowings outstanding, at June 28, 2013 there was a $0.5 million letter of credit issued under the revolving credit agreement. The Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. The Company has not borrowed any funds under its credit agreements since November 2011.
The Company was previously required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. There are no measured financial covenants under the new demand line of credit. The Company was in compliance with its previously required covenants at December 31, 2013.

Of the total cash and cash equivalents reported on the consolidated balance sheet at June 27, 2014 of $31.7 million, approximately $10.1 million was held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and has no intention of doing so in the foreseeable future as the funds are required to meet the working capital needs of our foreign operations.

The Company believes existing internally available funds, cash potentially generated from future operations, and borrowings available under the Company’s demand line of credit totaling $40.0 million at June 27, 2014 are sufficient to meet foreseeable working capital and capital expenditure needs, pay dividends, fund stock repurchases, and allow for future internal growth and expansion.
Off-Balance Sheet Arrangements
The Company did not have off-balance sheet arrangements or transactions in the 2014 or 2013 second quarters other than guarantees in our European operations which support office leases and performance under government contracts. These guarantees totaled approximately $2.3 million at June 27, 2014.
Contractual Obligations
The company did not enter into any significant contractual obligations during the quarter ended June 27, 2014.
Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Stands Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations.

Revenue in the Company’s European operations in the 2014 second quarter and year-to-date period as compared with the corresponding 2013 periods was affected by the strength relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2014 second quarter as compared with the 2013 second quarter, the average value of the Euro increased 5.1% while the average value of the British Pound increased 9.5%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2013 second quarter to the 2014 second quarter, total European revenue would have been approximately $1.0 million lower, or $18.8 million as compared with the $19.8 million reported. In the first two quarters of 2014 as compared with the first two quarters of 2013, the average value of the Euro increased 4.4% while the average value of the British Pound increased 8.0%. If there had been no change in these exchange rates from the first two quarters of 2013 to the corresponding 2014 period, total European revenue would have been approximately $1.8 million lower, or $38.8 million as compared with the $40.6 million reported. Additionally, operating income in the 2014 second quarter and year-to-date period would have been approximately $25,000 and $62,000 lower, respectively, if there had been no change in the exchange rates year-over-year.

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

Changes in Internal Control Over Financial Reporting
The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on June 27, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A. Risk Factors

There were no material changes in the Company's risk factors from those previously disclosed in the Company's form 10-K for the period ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
March 29 - April 30	124,800	$16.50	124,800	800,441
May 1 - May 31	49,900	$15.49	49,900	750,541
June 1 - June 27	—	$—	—	750,541
Total	174,700	$16.21	174,700

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

Date: July 23, 2014