Form 10-Q
period 2014-09-26
COMPUTER TASK GROUP INC
filed 2014-10-22
CIK 23111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	October 17, 2014
Common stock, par value $.01 per share	18,553,232

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 26, 2014	Sept. 27, 2013	Sept. 26, 2014	Sept. 27, 2013

Revenue	$96,760	$100,689	$295,002	$316,301
Direct costs	77,723	79,506	233,835	249,872
Selling, general and administrative expenses	14,466	15,129	45,651	47,794
Operating income	4,571	6,054	15,516	18,635
Interest and other income	32	25	73	44
Interest and other expense	65	116	258	350
Income before income taxes	4,538	5,963	15,331	18,329
Provision for income taxes	1,812	2,100	6,206	6,354
Net income	$2,726	$3,863	$9,125	$11,975
Net income per share:
Basic	$0.18	$0.25	$0.61	$0.78
Diluted	$0.17	$0.23	$0.56	$0.70
Weighted average shares outstanding:
Basic	15,075	15,356	15,074	15,415
Diluted	16,160	16,923	16,336	17,029

Cash dividend declared per share	$0.06	$0.05	$0.18	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 26, 2014	Sept. 27, 2013	Sept. 26, 2014	Sept. 27, 2013

Net Income	$2,726	$3,863	$9,125	$11,975

Foreign currency adjustment	(1,214)	654	(1,376)	357
Change in pension loss, net of taxes of $14 and $15 in the 2014 and 2013 third quarters, respectively, and $40 and $52 in the first three quarters of 2014 and 2013, respectively	286	(119)	417	34
Other comprehensive income (loss)	(928)	535	(959)	391

Comprehensive income	$1,798	$4,398	$8,166	$12,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share balances)
(Unaudited)

	Sept. 26, 2014	Dec. 31, 2013

Assets
Current Assets:
Cash and cash equivalents	$28,256	$46,227
Accounts receivable, net of allowances of $939 and $1,040 in 2014 and 2013, respectively	71,080	67,422
Prepaid and other current assets	2,595	1,657
Income taxes receivable	1,459	—
Deferred income taxes	1,042	1,113
Total current assets	104,432	116,419
Property, equipment and capitalized software, net	8,355	8,241
Goodwill	37,493	37,638
Deferred income taxes	6,173	6,487
Other assets	6,177	4,750
Investments	787	896
Total assets	$163,417	$174,431
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$8,311	$9,536
Accrued compensation	23,095	31,460
Advance billings on contracts	1,352	2,467
Dividend payable	893	748
Other current liabilities	3,710	4,086
Income taxes payable	—	632
Total current liabilities	37,361	48,929
Deferred compensation benefits	10,042	11,224
Other long-term liabilities	327	436
Total liabilities	47,730	60,589
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	124,565	122,531
Retained earnings	118,686	112,277
Less: Treasury stock of 8,480,894 and 8,488,404 shares at cost, in 2014 and 2013, respectively	(63,087)	(57,163)
Stock Trusts of 3,363,351 shares at cost in both periods	(55,083)	(55,083)
Other	—	(285)
Accumulated other comprehensive loss	(9,664)	(8,705)
Total shareholders’ equity	115,687	113,842
Total liabilities and shareholders’ equity	$163,417	$174,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	For the Three Quarters Ended
	Sept. 26, 2014	Sept. 27, 2013

Cash flow from operating activities:
Net income	$9,125	$11,975
Adjustments:
Depreciation and amortization expense	2,298	1,976
Equity-based compensation expense	1,858	1,914
Deferred income taxes	89	(304)
Deferred compensation	(63)	99
Changes in assets and liabilities:
Increase in accounts receivable	(4,950)	(2,969)
Increase in prepaid and other current assets	(954)	(675)
Increase in other assets	(1,522)	(1,440)
Decrease in accounts payable	(3,768)	(2,320)
Decrease in accrued compensation	(7,849)	(4,178)
Decrease in income taxes payable	(2,071)	(884)
Decrease in advance billings on contracts	(1,079)	(1,169)
Decrease in other current liabilities	(271)	(1,172)
Increase (decrease) in other long-term liabilities	195	(38)
Net cash provided by (used in) operating activities	(8,962)	815
Cash flow from investing activities:
Acquisition of business, net of cash received	—	(2,488)
Additions to property and equipment	(1,061)	(1,683)
Additions to capitalized software	(1,353)	(1,167)
Deferred compensation plan investments, net	110	(269)
Net cash used in investing activities	(2,304)	(5,607)
Cash flow from financing activities:
Proceeds from stock option plan exercises	658	386
Excess tax benefits from equity-based compensation	1,965	973
Proceeds from Employee Stock Purchase Plan	252	286
Change in cash overdraft, net	192	763
Dividends paid	(2,529)	(1,526)
Purchase of stock for treasury	(6,436)	(5,315)
Net cash used in financing activities	(5,898)	(4,433)
Effect of exchange rates on cash and cash equivalents	(807)	143
Net decrease in cash and cash equivalents	(17,971)	(9,082)
Cash and cash equivalents at beginning of year	46,227	40,614
Cash and cash equivalents at end of quarter	$28,256	$31,532

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal quarter where the last day of each of the first three quarters is a Friday. The 2014 third quarter began on June 28, 2014 and ended on September 26, 2014. The 2013 third quarter began on June 29, 2013 and ended September 27, 2013. There were 63 billable days in both the third quarters of 2014 and 2013, and 189 and 190 billable days in the first three quarters of 2014 and 2013, respectively.

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
IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and three quarters ended September 26, 2014 and September 27, 2013 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 26, 2014	Sept. 27, 2013	Sept. 26, 2014	Sept. 27, 2013
IT solutions	36.5%	39.6%	38.9%	39.4%
IT staffing	63.5%	60.4%	61.1%	60.6%
Total	100.0%	100.0%	100.0%	100.0%

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
CTG’s revenue by vertical market for the quarter and three quarters ended September 26, 2014 and September 27, 2013 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 26, 2014	Sept. 27, 2013	Sept. 26, 2014	Sept. 27, 2013
Healthcare	27.0%	31.4%	29.5%	31.9%
Technology service providers	29.3%	26.7%	26.6%	28.6%
Financial services	7.8%	6.7%	7.8%	6.5%
Energy	5.9%	6.2%	6.1%	6.1%
General markets	30.0%	29.0%	30.0%	26.9%
Total	100.0%	100.0%	100.0%	100.0%
Fair Value
Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants. The Company utilizes a fair value hierarchy for its assets and liabilities, as applicable, based upon three levels of input, which are:
Level 1—quoted prices in active markets for identical assets or liabilities (observable)
Level 2—inputs other than Level 1 which are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)
Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)
At September 26, 2014 and December 31, 2013, the carrying amounts of the Company’s cash of $28.3 million and $46.2 million, respectively, approximated fair value.
The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the quarter or year-to-date periods ended September 26, 2014 or September 27, 2013.
Life Insurance Policies
The Company has purchased life insurance on the lives of certain plan participants who are former employees in the non-qualified defined benefit Executive Supplemental Benefit Plan. Those policies have generated cash surrender value, and the Company has taken loans against the policies. At September 26, 2014 and December 31, 2013, these insurance policies had a gross cash surrender value of $27.2 million and $26.2 million, respectively, loans have been taken totaling $23.3 million and $23.6 million, respectively, and the net cash surrender value balance of $3.9 million and $2.6 million, respectively, is included on the consolidated balance sheet in “Other Assets” under non-current assets.
At September 26, 2014 and December 31, 2013, the total death benefit for the remaining policies was approximately $38.5 million and $37.4 million, respectively. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $15.1 million after the payment of outstanding loans and other commitments, and record a gain of approximately $11.2 million.

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

Property, Equipment and Capitalized Software Costs
Property, equipment and capitalized software at September 26, 2014 and December 31, 2013 are summarized as follows:

(amounts in thousands)	Sept. 26, 2014	Dec. 31, 2013
Property, equipment and capitalized software	$30,362	$29,377
Accumulated depreciation and amortization	(22,007)	(21,136)
Property, equipment and capitalized software, net	$8,355	$8,241
The Company recorded $0.4 million and $1.4 million of capitalized software costs during the quarter and three quarters ended September 26, 2014, respectively, and $0.5 million and $1.2 million in the corresponding 2013 periods, respectively. As of September 26, 2014 and September 27, 2013, the Company had capitalized totals of approximately $7.1 million and $5.3 million, respectively, for software projects developed for internal use primarily for the Company's software as a service product offerings. Amortization periods range from two to five years, and are evaluated annually for propriety. Amortization expense totaled $0.2 million and $0.3 million in the quarter, and $1.0 million and $0.9 million in the three quarters ended September 26, 2014 and September 27, 2013, respectively. Accumulated amortization for these projects totaled $4.4 million and $3.1 million as of September 26, 2014 and September 27, 2013, respectively.
Guarantees
The Company has several guarantees in place in our European operations which support office leases and performance under government projects. These guarantees totaled approximately $2.1 million at September 26, 2014 and $2.7 million at December 31, 2013, and generally have expiration dates ranging from December 2014 through June 2019.
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
The purchase price was approximately $2.8 million, of which $2.3 million was recorded as either goodwill or other intangible assets. Previously, the Company did not have any other intangible assets recorded on its accounts. These intangible assets include customer relationships, trademarks, and non-compete agreements, and are currently being amortized over periods ranging from two to seven years. Total amortization expense recognized in the first three quarters of 2014 was $0.1 million.
Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

3.     Net Income Per Share
Basic and diluted earnings per share (EPS) for the quarter and three quarters ended September 26, 2014 and September 27, 2013 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands, except per-share data)	Sept. 26, 2014	Sept. 27, 2013	Sept. 26, 2014	Sept. 27, 2013
Weighted-average number of shares outstanding during period	15,075	15,356	15,074	15,415
Common stock equivalents - incremental shares primarily under stock option plans	1,085	1,567	1,262	1,614
Number of shares on which diluted earnings per share is based	16,160	16,923	16,336	17,029
Net income	$2,726	$3,863	$9,125	$11,975
Net income per share
Basic	$0.18	$0.25	$0.61	$0.78
Diluted	$0.17	$0.23	$0.56	$0.70
Weighted-average shares represent the average number of issued shares less treasury shares and shares held in the Stock Trusts, and for the basic EPS calculations, unvested restricted stock.
Certain options representing 0.4 million and 0.2 million shares of common stock were outstanding at September 26, 2014 and September 27, 2013, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

4.	Investments
The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At September 26, 2014 and December 31, 2013, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.8 million and $0.9 million, respectively, and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see note 2 for “Fair Value”). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2014 and 2013 third quarter and year-to-date periods.

5.	Accumulated Other Comprehensive Loss
The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at September 26, 2014 and December 31, 2013 are as follows:

(amounts in thousands)	Sept. 26, 2014	Dec. 31, 2013
Foreign currency adjustment	$(4,913)	$(3,537)
Pension loss adjustment, net of tax of $765 in 2014, and $805 in 2013	(4,751)	(5,168)
Accumulated other comprehensive loss	$(9,664)	$(8,705)
During the 2014 and 2013 periods, prior service costs and actuarial losses were amortized to expense as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	Sept. 26, 2014	Sept. 27, 2013	Sept. 26, 2014	Sept. 27, 2013
Amortization of actuarial losses	$50	$71	$152	$210
Income tax	(12)	(19)	(38)	(55)
Net of tax	$38	$52	$114	$155

The amortization of both prior service cost and actuarial losses are included in determining net periodic pension cost. See note 7, "Deferred Compensation and Other Benefits" for additional information.

6.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR ranges from 38% to 40% of pre-tax income. The 2014 third quarter ETR was 39.9% and the 2014 year-to-date ETR was 40.5%.

The ETR was higher than the normal range in the 2014 year-to-date period primarily due to the expiration of certain federal income tax credits as of December 31, 2013. The Work Opportunity Tax Credit (WOTC) and the Research and Development Tax Credit had not been renewed by the U.S. federal government as of September 26, 2014. Should these credits be reinstated during 2014, in accordance with current accounting guidelines, the Company will recognize the benefit of those credits beginning in the quarter in which such legislation is enacted.

The 2013 third quarter ETR was 35.2% and the 2013 year-to-date ETR was 34.7%. The ETR was below the normal range in the 2013 third quarter primarily due to the Company recording a tax benefit related to the reversal of certain tax reserves. The 2013 year-to-date ETR was below the normal range due to the Company recording a tax benefit for its 2012 research and development activities for all of 2012 in the 2013 first quarter, as required under current accounting guidelines, as the legislation extending the tax credit related to these expenses, the American Taxpayer Relief Act of 2012, was not passed by the U.S. federal government until January 2013. Additionally, the 2013 year-to-date ETR was below the normal range due to the tax benefit of the Company's 2013 research and development activities, the reversal of the reserves as noted above, and the tax benefit of the Company's participation in the WOTC program offered by the federal government to companies who have hired individuals who have traditionally faced barriers to employment.

At September 26, 2014, the undistributed earnings of foreign subsidiaries was approximately $18.5 million. A deferred tax liability for the taxes related to these unremitted, accumulated foreign earnings has not been provided for as the determination of the estimated liability is not practicable and because undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

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
Net periodic pension cost for the quarter and three quarters ended September 26, 2014 and September 27, 2013 for the ESBP is as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	Sept. 26, 2014	Sept. 27, 2013	Sept. 26, 2014	Sept. 27, 2013
Interest cost	$69	$61	$207	$183
Amortization of actuarial loss	35	48	104	144
Net periodic pension cost	$104	$109	$311	$327

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see Note 2, Summary of Significant Accounting Policies - "Life Insurance Policies"). The Company does not anticipate making contributions to the plan other than for benefit payments as required in 2014 and future years. For the first three quarters of 2014, the Company has made benefit payments totaling approximately $0.6 million, and expects to make benefit payments totaling approximately $0.7 million in all of 2014.

The Company also retained a contributory defined-benefit plan for its previous employees located in the Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003. Net periodic pension cost was approximately $23,000 and $35,000 in the 2014 and 2013 third quarters, respectively, and $69,000 and $105,000 in the year-to-date periods ended September 26, 2014 and September 27, 2013, respectively.
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

The change in the fair value of plan assets for the NDBP for the three quarters ended September 26, 2014 and September 27, 2013 is as follows:

	For the Three Quarters Ended
(amounts in thousands)	Sept. 26, 2014	Sept. 27, 2013
Fair value of plan assets at beginning of period	$8,752	$8,143
Return on plan assets	257	241
Contributions	—	—
Benefits paid	(121)	(103)
Effect of exchange rate changes	(654)	182
Fair Value of plan assets at end of quarter	$8,234	$8,463

The Company also maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made contributions to this plan for amounts earned in 2013 totaling $0.2 million in the 2014 first quarter. The investments in the plan are included in the total assets of the Company, and are discussed in note 4, “Investments.” Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the funds received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.
The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Cash contributions totaling $0.2 million were made to the plan for these directors in the first three quarters of 2014.  At the time the contributions were made, the non-employee directors elected to purchase stock units from the Company at current market prices using their available investment balance within the plan. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in exchange for funds received, the Company released shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

8.	Treasury Stock

During the 2014 third quarter, the Company did not purchase any shares under its share repurchase program. For the year-to-date period ended September 26, 2014, the Company used approximately $6.4 million to purchase 386,000 shares pursuant to the repurchase program. At September 26, 2014, approximately 0.8 million shares remained authorized for future purchases. The Company issued 230,000 shares and 680,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2014 third quarter and year-to-date period, respectively.

During the 2013 third quarter and year-to-date period, the Company used approximately $4.1 million and $5.3 million to purchase 224,000 and 283,000 shares, respectively, of its stock for treasury pursuant to the Company’s share repurchase program. At September 27, 2013, approximately 0.3 million shares remained authorized for future purchases. The Company issued approximately 9,000 shares and 196,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2013 third quarter and year-to-date period, respectively.

9.	Significant Customer
In the 2014 third quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $25.1 million or 26.0% of consolidated revenue as compared with $23.0 million or 22.9% of revenue in the comparable 2013 period. In the first three quarters of 2014, IBM accounted for $69.4 million or 23.5% of consolidated revenue, compared with $78.3 million or 24.7% of consolidated revenue in the comparable 2013 period.

The National Technical Services Agreement (“NTS Agreement”) with IBM extends to December 31, 2014. The Company and IBM are currently in the process of negotiating the terms of an extension of this agreement. The Company’s accounts receivable from IBM at September 26, 2014 and September 27, 2013 totaled $11.4 million and $9.8 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in the third quarter or year-to-date periods of 2014 or 2013.

In January 2014, IBM announced its intention to spin off its x86 server division to Lenovo, and the initial closing of that sale occurred on September 29, 2014. A portion of the Company's 2014 and 2013 third quarter and year-to-date revenue from IBM was related to the x86 server division. The Company expects to continue to retain a significant share of the revenue derived from the x86 server division despite the anticipated transition of the division from IBM to Lenovo.

10.	Subsequent event
Subsequent to the end of the Company's third quarter, CTG's Chairman and Chief Executive Officer James R. Boldt passed away on October 13, 2014. The Company anticipates incurring in the Company's 2014 fourth quarter approximately $1.2 million, net of tax, or $0.07 of net income per diluted share for costs associated with Mr. Boldt's death as prescribed by his employment agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Three Quarters Ended September 26, 2014
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements made by the management of Computer Task Group, Incorporated (CTG, the Company or the Registrant) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of or trends in revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff, (ii) domestic and foreign industry competition for customers and talent, (iii) the Company's ability to protect confidential client data, (iv) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM), (v) risks associated with operating in foreign jurisdictions, (vi) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (vii) the change in valuation of recorded goodwill balances, (viii) the impact of current and future laws and government regulation, as well as repeal or modification of such, affecting the information technology (IT) solutions and staffing industry, taxes and the Company's operations in particular, (ix) industry and economic conditions, including fluctuations in demand for IT services, (x) consolidation among the Company's competitors or customers, (xi) the need to supplement or change our IT services in response to new offerings in the industry, and (xii) the risks described in Item 1A of the most recently filed Form 10-K and from time to time in the Company's reports filed with the Securities and Exchange Commission (SEC).
Industry Trends

The Company operates in one industry segment, primarily providing IT services to its clients. These services include IT solutions and IT staffing, and related services. The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that it serves. The pace of technological change and changes in business requirements and practices of the Company’s clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been and, management believes, will continue to be strong.

IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and three quarters ended September 26, 2014 and September 27, 2013 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 26, 2014	Sept. 27, 2013	Sept. 26, 2014	Sept. 27, 2013
IT solutions	36.5%	39.6%	38.9%	39.4%
IT staffing	63.5%	60.4%	61.1%	60.6%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and three quarters ended September 26, 2014 and September 27, 2013 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 26, 2014	Sept. 27, 2013	Sept. 26, 2014	Sept. 27, 2013
Healthcare	27.0%	31.4%	29.5%	31.9%
Technology service providers	29.3%	26.7%	26.6%	28.6%
Financial services	7.8%	6.7%	7.8%	6.5%
Energy	5.9%	6.2%	6.1%	6.1%
General markets	30.0%	29.0%	30.0%	26.9%
Total	100.0%	100.0%	100.0%	100.0%

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. The Company’s competition varies significantly by geographic region, as well as by the type of service provided. Many of the Company’s competitors are larger than CTG, and have greater financial, technical, sales and marketing resources. In addition, the Company frequently competes with a client’s own internal IT staff. Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India and other parts of Asia). Regularly, new IT products and services are introduced which may render our existing IT solutions and IT staffing services obsolete. The economic conditions in the markets we serve are continuously changing and may negatively impact our business if we can not adapt to negative conditions as they occur. Finally, our healthcare clients have been affected by the U.S. government sequestration cuts which began in 2013 and have lowered their reimbursements. There can be no assurance that CTG will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.
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
The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods for the quarter and three quarters ended September 26, 2014 and September 27, 2013 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 26, 2014	Sept. 27, 2013	Sept. 26, 2014	Sept. 27, 2013
Time-and-material	86.2%	88.0%	86.6%	89.1%
Progress billing	11.5%	9.5%	11.0%	8.6%
Percentage-of-completion	2.3%	2.5%	2.4%	2.3%
Total	100.0%	100.0%	100.0%	100.0%

Results of Operations
The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	September 26, 2014		September 27, 2013
	(amounts in thousands)
Revenue	100.0%	$96,760	100.0%	$100,689
Direct costs	80.3%	77,723	79.0%	79,506
Selling, general and administrative expenses	15.0%	14,466	15.0%	15,129
Operating income	4.7%	4,571	6.0%	6,054
Interest and other expense, net	—%	(33)	(0.1)%	(91)
Income before income taxes	4.7%	4,538	5.9%	5,963
Provision for income taxes	1.9%	1,812	2.1%	2,100
Net income	2.8%	$2,726	3.8%	$3,863

For the Three Quarters Ended:	September 26, 2014		September 27, 2013
	(amounts in thousands)
Revenue	100.0%	$295,002	100.0%	$316,301
Direct costs	79.3%	233,835	79.0%	249,872
Selling, general and administrative expenses	15.4%	45,651	15.1%	47,794
Operating income	5.3%	15,516	5.9%	18,635
Interest and other expense, net	(0.1)%	(185)	(0.1)%	(306)
Income before income taxes	5.2%	15,331	5.8%	18,329
Provision for income taxes	2.1%	6,206	2.0%	6,354
Net income	3.1%	$9,125	3.8%	$11,975
The Company recorded revenue in the 2014 and 2013 periods as follows:

					Year-over-
For the Quarter Ended:	September 26, 2014		September 27, 2013		Year Change
	(amounts in thousands)
North America	81.1%	$78,430	81.9%	$82,464	(4.9)%
Europe	18.9%	18,330	18.1%	18,225	0.6%
Total	100.0%	$96,760	100.0%	$100,689	(3.9)%
There were 63 billable days in both the 2014 and 2013 third quarters. Reimbursable expenses billed to customers and included in revenue totaled $1.9 million and $2.8 million in the 2014 and 2013 third quarters, respectively.

					Year-over-
For the Three Quarters Ended:	September 26, 2014		September 27, 2013		Year Change
	(amounts in thousands)
North America	80.0%	$236,092	82.2%	$260,057	(9.2)%
Europe	20.0%	58,910	17.8%	56,244	4.7%
Total	100.0%	$295,002	100.0%	$316,301	(6.7)%
There were 189 billable days and 190 billable days in the 2014 and 2013 year-to-date periods, respectively. Reimbursable expenses billed to customers and included in revenue totaled $7.0 million and $9.0 million in the 2014 and 2013 year-to-date periods, respectively.

On a consolidated basis, IT solutions revenue decreased 11.4% and 7.9% in the 2014 third quarter and year-to-date period, respectively, as compared with the corresponding 2013 periods. Also on a consolidated basis, IT staffing revenue increased 1.0% and decreased 6.0% in the 2014 third quarter and 2014 year-to-date period, respectively, as compared with the corresponding 2013 periods. The Company’s headcount was approximately 3,900 employees at September 26, 2014, which was a 3% increase from approximately 3,800 employees at September 27, 2013, and a 5% increase from approximately 3,700 employees at December 31, 2013.

In North America, the revenue decrease in the 2014 third quarter as compared with the corresponding 2013 period was primarily due to a continuing reduction in spending from customers in our IT solutions healthcare business for electronic medical records implementation support. These decreases were modestly offset by a slight increase in demand from our staffing customers in the quarter, including our largest customer. The decrease in the 2014 year-to-date period as compared with the corresponding 2013 period was due to a overall decrease in demand for both the Company's IT staffing and IT solutions businesses. The Company began a data analytics IT solutions project in the 2014 second quarter which is scheduled to end in December 2014. In total, the Company's data analytics projects added approximately $1.9 million and $0.06 to our third quarter revenue and net income per diluted share, respectively, and they are estimated to generate approximately $6 million and $0.18 of revenue and net income per diluted share, respectively, in all of 2014.

The increase in revenue in the Company’s European operations in the 2014 third quarter and year-to-date periods as compared with the corresponding 2013 periods was primarily due to a modest increase in demand in our European IT solutions business. The revenue increase was supported by the strength relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2014 third quarter as compared with the corresponding 2013 period, the average value of the Euro increased 0.6% and the average value of the British Pound increased 8.2%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2013 third quarter to the 2014 third quarter, total European revenue would have been approximately $0.1 million lower, or $18.2 million as compared with the $18.3 million reported. In the first three quarters of 2014 as compared with the corresponding 2013 period, the average value of the Euro increased 3.1% and the average value of the British Pound increased 8.1%. If there had been no change in the exchange rates from the first three quarters of 2013 to the corresponding 2014 period, total European revenue would have been approximately $1.9 million lower, or $57.0 million compared with the $58.9 million reported. Additionally, operating income in the third quarter and year-to-date period would have been approximately $31,000 higher and $31,000 lower, respectively, if there had been no change in the exchange rates year-over-year.

In the 2014 third quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $25.1 million or 26.0% of consolidated revenue as compared with $23.0 million or 22.9% of revenue in the comparable 2013 period. In the first three quarters of 2014, IBM accounted for $69.4 million or 23.5% of consolidated revenue, compared with $78.3 million or 24.7% of consolidated revenue in the comparable 2013 period. The National Technical Services Agreement (“NTS Agreement”) with IBM extends to December 31, 2014. The Company and IBM are currently in the process of negotiating the terms of an extension of this agreement. The Company’s accounts receivable from IBM at September 26, 2014 and September 27, 2013 totaled $11.4 million and $9.8 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in the third quarter or first three quarters of 2014 or 2013.

In January 2014, IBM announced its intention to spin off its x86 server division to Lenovo, and the initial closing of that sale occurred on September 29, 2014. A portion of the Company's 2014 and 2013 third quarter and year-to-date revenue from IBM was related to the x86 server division. The Company expects to continue to retain a significant share of the revenue derived from the x86 server division despite the anticipated transition of the division from IBM to Lenovo.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 80.3% of revenue in the 2014 third quarter as compared with 79.0% of revenue in the 2013 third quarter, and 79.3% of revenue in the first three quarters of 2014 as compared with 79.0% in the corresponding 2013 period. The Company’s direct costs as a percentage of revenue increased in the 2014 third quarter and year-to-date periods as compared with the corresponding 2013 periods due to the percentage decrease in IT solutions business in the Company's revenue mix (primarily related to EMR implementations), which has a lower direct cost than our IT staffing business, and pricing pressure from a large customer in our IT staffing business. The increase in direct costs was also affected by an increase in fringe benefit costs, primarily medical expense, in the 2014 second and third quarters. The increase in medical expense was due to continued higher utilization of the Company's self-insured plan during the third quarter. These increases in direct costs were partially offset by our data analytics projects which have a low direct cost.

For 2015, as part of the requirements of the Patient Protection and Affordable Care Act, the Company is in the process of offering compliant health coverage to our hourly employees with the intention of passing these costs on to our customers. In the event we are unable to pass some or all of these costs to our customers, our direct cost will increase.

Selling, general and administrative (“SG&A”) expenses were 15.0% of revenue in the 2014 third quarter as compared with 15.0% in the corresponding 2013 period, and 15.4% of revenue in the first three quarters of 2014 as compared with 15.1% in the corresponding 2013 period. The increase in SG&A expenses as a percentage of revenue in the 2014 year-to-date period as compared with the corresponding 2013 period is primarily due to the loss of operating leverage from the decrease in revenue in the 2014 year-to-date period.

Operating income was 4.7% of revenue in the 2014 third quarter as compared with 6.0% in the 2013 third quarter, and 5.3% of revenue in the first three quarters of 2014 as compared with 5.9% in the corresponding 2013 period. The decrease in operating income as a percentage of revenue in the 2014 third quarter and year-to-date period as compared with the corresponding 2013 periods is due, as previously noted under direct costs, to the decrease in IT solutions in the Company's business mix, the pricing pressure from a large IT staffing customer, and the increase in medical expense in direct costs, offset by our data analytics projects which have lower direct costs. Operating income from North American operations was $13.8 million and $16.8 million in the first three quarters of 2014 and 2013, respectively. European operations recorded operating income of $1.7 million and $1.8 million in the 2014 and 2013 year-to-date periods, respectively.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR ranges from 38% to 40% of pre-tax income. The 2014 third quarter ETR was 39.9% and the 2014 year-to-date ETR was 40.5%.

The ETR was higher than the normal range in the 2014 year-to-date period primarily due to the expiration of certain federal income tax credits as of December 31, 2013. The Work Opportunity Tax Credit (WOTC) and the Research and Development Tax Credit had not been renewed by the U.S. federal government as of September 26, 2014. Should these credits be reinstated during 2014, in accordance with current accounting guidelines, the Company will recognize the benefit of those credits beginning in the quarter in which such legislation is enacted.

The 2013 third quarter ETR was 35.2% and the 2013 year-to-date ETR was 34.7%. The ETR was below the normal range in the 2013 third quarter primarily due to the Company recording a tax benefit related to the reversal of certain tax reserves. The 2013 year-to-date ETR was below the normal range due to the Company recording a tax benefit for its 2012 research and development activities for all of 2012 in the 2013 first quarter, as required under current accounting guidelines, as the legislation extending the tax credit related to these expenses, the American Taxpayer Relief Act of 2012, was not passed by the U.S. federal government until January 2013. Additionally, the 2013 year-to-date ETR was below the normal range due to the tax benefit of the Company's 2013 research and development activities, the reversal of the reserves as noted above, and the tax benefit of the Company's participation in the WOTC program offered by the federal government to companies who have hired individuals who have traditionally faced barriers to employment.

Net income for the 2014 third quarter was 2.8% of revenue or $0.17 per diluted share, compared with net income of 3.8% of revenue or $0.23 per diluted share in the 2013 third quarter. Net income for the first three quarters of 2014 was 3.1% of revenue or $0.56 per diluted share, compared with net income of 3.8% of revenue or $0.70 per diluted share in the first three quarters of 2013. Diluted earnings per share was calculated using 16.2 million and 16.9 million weighted-average equivalent shares outstanding for the quarters ended September 26, 2014 and September 27, 2013, respectively, and 16.3 million and 17.0 million weighted-average equivalent shares outstanding for the year-to-date periods ended September 26, 2014 and September 27, 2013, respectively. The decrease in weighted-average equivalent shares outstanding in 2014 is due to approximately 0.4 million shares repurchased under the Company's share repurchase plan in the first three quarters of 2014, and a lessor dilutive effect of outstanding equity-based compensation grants.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company’s significant accounting policies, along with the underlying assumptions and judgments made by the Company’s management in their application, have a significant impact on the Company’s condensed consolidated financial statements. The Company identifies its critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s critical accounting policies are those related to income taxes, specifically relating to the valuation allowance for deferred income taxes and goodwill valuation.
Goodwill Valuation
The Company has a goodwill balance of $37.5 million related to its healthcare vertical market recorded as of September 26, 2014. This balance reflects an increase of approximately $2.0 million in the 2013 first quarter due to the acquisition of etrinity, a provider of IT services to the healthcare market in Belgium and the Netherlands.
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
Income Taxes—Valuation Allowances on Deferred Tax Assets
At September 26, 2014, the Company had a total of approximately $7.2 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation and state taxes, offset by depreciation. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.
At September 26, 2014, the Company had deferred tax assets recorded resulting from net operating losses totaling approximately $1.3 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at September 26, 2014, the Company had offset a portion of these assets with a valuation allowance totaling $1.2 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.1 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the third quarter of 2014 would have increased or decreased net income by approximately $45,400.
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
Financial Condition and Liquidity
Cash used in operating activities was $9.0 million in the first three quarters of 2014, while operating activities provided $0.8 million in the first three quarters of 2013. In the first three quarters of 2014, net income was $9.1 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, and deferred compensation, totaled $4.2 million. In the 2013 period, net income was $12.0 million while the corresponding non-cash adjustments netted to $3.7 million.
Accounts receivable balances increased $5.0 million in the first three quarters of 2014 and increased $3.0 million in the first three quarters of 2013. The increase in the accounts receivable balance in the 2014 period primarily resulted from an increase in days sales outstanding (DSO), offset by a decrease in revenue year-over-year of approximately 4%. DSO was 67 days at September 26, 2014 and 62 days at December 31, 2013. The increase in DSO at September 26, 2014 was primarily due to a general slowdown in the timing of receipts prior to quarter-end. The increase in the accounts receivable balance in the 2013 period also primarily resulted from an increase in DSO. DSO was 68 days at September 27, 2013 and 61 days at December 31, 2012. The increase in DSO at September 27, 2013 was also primarily due to the timing of receipts prior to quarter-end.
Other assets increased $1.5 million in the first three quarters of 2014 and $1.4 million in the in the first three quarters of 2013. The increases in both years are due to increases in the cash surrender value of insurance policies maintained by the Company.
Accounts payable decreased $3.8 million and $2.3 million in the 2014 and 2013 year-to-date periods, respectively, primarily due to the timing of certain payments near period-end and generally fewer purchases due to a reduction in the size of the business. Accrued compensation decreased $7.8 million in the first three quarters of 2014 primarily due to one less week of payroll accrued at the end of the 2013 third quarter, and lower incentive accruals in 2014 as compared with the first three quarters of 2013. Accrued compensation decreased $4.2 million in the 2013 period primarily due to lower incentive accruals in 2013 as compared with the first three quarters of 2012. Income taxes receivable/payable decreased $2.1 million and $0.9 million in the 2014 and 2013 year-to-date periods, respectively, due to lower taxable income and the amount of estimated tax payments made prior to quarter-end.
Investing activities used $2.3 million and $5.6 million of cash in the 2014 and 2013 first three quarters, respectively. The Company used cash for additions to property and equipment of $1.1 million in 2014 and $1.7 million in 2013, additions to capitalized software totaling $1.4 million in 2014 and $1.2 million in 2013, and the change in the Company's deferred compensation plans totaled net proceeds of $0.1 million in 2014, and a usage of funds of $0.3 million in 2013. The Company has no significant commitments for the purchase of property or equipment at September 26, 2014, and does not expect the amount to be spent in the 2014 fourth quarter on additions to property, equipment and capitalized software to significantly vary from the amount spent in the first three quarters. In the 2013 first quarter, the Company also used $2.5 million, net of cash received, to complete the acquisition of etrinity.
Financing activities used $5.9 million and $4.4 million of cash in the first three quarters of 2014 and the corresponding 2013 period, respectively. The Company recorded $2.6 million and $1.4 million in the 2014 and 2013 first three quarters, respectively, from the proceeds from stock option exercises and excess tax benefits from equity-based compensation transactions. Cash overdrafts were $0.2 million and $0.8 million in the first three quarters of 2014 and 2013, respectively. The Company initiated a quarterly dividend in 2013, initially payable in the 2013 second quarter, and paid $2.5 million and $1.5 million in the first three quarters of 2014 and 2013, respectively. The Company also used $6.4 million to purchase approximately 386,000 shares for treasury in the first three quarters of 2014, and used $5.3 million to purchase approximately 283,000 shares in the first three quarters of 2013. At September 26, 2014, a total of 750,541 shares are available under the Company's authorization to purchase shares in future periods.
The Company's revolving credit agreement expired in April 2014 and previously allowed the Company to borrow up to $35.0 million. During April 2014, the Company entered into a new, demand line of credit with its banks totaling $40.0 million. At both September 26, 2014 or September 27, 2013, there were no amounts outstanding under either of these credit agreements. Although there were no borrowings outstanding, at September 27, 2013 there was a $0.6 million letter of credit issued under the revolving credit agreement. The Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. The Company has not borrowed any funds under its credit agreements since November 2011.
The Company was previously required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. There are no measured financial covenants under the new demand line of credit. The Company was in compliance with its previously required covenants at December 31, 2013.

Of the total cash and cash equivalents reported on the consolidated balance sheet at September 26, 2014 of $28.3 million, approximately $10.2 million was held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and has no intention of doing so in the foreseeable future as the funds are required to meet the working capital needs of our foreign operations.

The Company believes existing internally available funds, cash potentially generated from future operations, and borrowings available under the Company’s demand line of credit totaling $40.0 million at September 26, 2014 are sufficient to meet foreseeable working capital and capital expenditure needs, pay dividends (if any are declared), fund stock repurchases (if any are made), and allow for future internal growth and expansion.
Off-Balance Sheet Arrangements
The Company did not have off-balance sheet arrangements or transactions in the 2014 or 2013 third quarters other than guarantees in our European operations which support office leases and performance under government contracts. These guarantees totaled approximately $2.1 million at September 26, 2014.
Contractual Obligations
The company did not enter into any significant contractual obligations during the quarter ended September 26, 2014.
Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations.

Revenue in the Company’s European operations in the 2014 third quarter and year-to-date period as compared with the corresponding 2013 periods was affected by the strength relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2014 third quarter as compared with the 2013 third quarter, the average value of the Euro increased 0.6% while the average value of the British Pound increased 8.2%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2013 third quarter to the 2014 third quarter, total European revenue would have been approximately $0.1 million lower, or $18.2 million as compared with the $18.3 million reported. In the first three quarters of 2014 as compared with the first three quarters of 2013, the average value of the Euro increased 3.1% while the average value of the British Pound increased 8.1%. If there had been no change in these exchange rates from the first three quarters of 2013 to the corresponding 2014 period, total European revenue would have been approximately $1.9 million lower, or $57.0 million as compared with the $58.9 million reported. Additionally, operating income in the 2014 third quarter and year-to-date period would have been approximately $31,000 higher and $31,000 lower, respectively, if there had been no change in the exchange rates year-over-year.

The Company has historically not used any market risk sensitive instruments to hedge its foreign currency exchange risk. The Company believes the market risk related to intercompany balances in future periods will not have a material effect on its results of operations.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management has evaluated, under the supervision and with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this periodic report.

Changes in Internal Control Over Financial Reporting
The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on September 26, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A. Risk Factors

Current and proposed governmental legislation may negatively affect the Company's operating results. The U.S. federal government sequestration that resulted from the Budget Control Act of 2011 and which went into effect in early 2013 has significantly reduced reimbursements to hospitals and health systems which has caused them to reduce their spending on IT and related projects which we previously provided to them. Additionally, the Patient Protection and Affordable Care Act may negatively impact our cost structure in 2015 and future years if we are unable to pass the costs of complying with these regulations on to our customers.

Please see the Company's risk factors disclosed in the Company's form 10-K for the period ended December 31, 2013 for other risk factors affecting the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
June 28 - July 31	—	$—	—	750,541
August 1 - August 31	—	$—	—	750,541
September 1 - September 26	—	$—	—	750,541
Total	—	$—	—

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

COMPUTER TASK GROUP, INCORPORATED

By	/s/ Brendan M. Harrington
Brendan M. Harrington
Title:	Interim Chief Executive Officer and Chief Financial Officer

Date: October 22, 2014