Form 10-K
period 2014-12-31
COMPUTER TASK GROUP INC
filed 2015-02-25
CIK 23111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold on the last business day of the registrant’s most recently completed second quarter was $227.1 million. Solely for the purposes of this calculation, all persons who are or may be executive officers or directors of the registrant have been deemed to be affiliates.
The total number of shares of Common Stock of the Registrant outstanding at February 20, 2015 was 18,748,625.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) within 120 days of the end of the Company’s fiscal year ended December 31, 2014, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the SEC as part of this annual report on Form 10-K.

SEC Form 10-K Index

As used in this annual report on Form 10-K, references to “CTG,” “the Company” or “the Registrant” refer to Computer Task Group, Incorporated and its subsidiaries, unless the context suggests otherwise.
PART I
Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements made by the management of Computer Task Group, Incorporated (CTG, the Company or the Registrant) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in business strategy and expectations, new business opportunities, cost control initiatives, business wins, market demand, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff, (ii) domestic and foreign industry competition for customers and talent, (iii) increased bargaining power of large customers, (iv) the Company's ability to protect confidential client data, (v) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM), (vi) the uncertainty of customers' implementations of cost reduction projects, (vii) the effect of healthcare reform and initiatives, (viii) the mix of work between staffing and solutions, (ix) currency exchange risks, (x) risks associated with operating in foreign jurisdictions, (xi) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (xii) the change in valuation of recorded goodwill or capitalized software balances, (xiii) the impact of current and future laws and government regulation, as well as repeal or modification of such, affecting the information technology (IT) solutions and staffing industry, taxes and the Company's operations in particular, (xiv) industry and economic conditions, including fluctuations in demand for IT services, (xv) consolidation among the Company's competitors or customers, (xvi) the need to supplement or change our IT services in response to new offerings in the industry or changes in customer requirements for IT products and solutions, and (xvii) the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company's reports filed with the Securities and Exchange Commission (SEC).

Item 1.	Business
Overview
CTG was incorporated in Buffalo, New York on March 11, 1966, and its corporate headquarters are located at 800 Delaware Avenue, Buffalo, New York 14209 (716-882-8000). CTG is an IT solutions and staffing services company with operations in North America and Europe. CTG employs approximately 3,800 people worldwide. During 2014, the Company had seven operating subsidiaries: Computer Task Group of Canada, Inc., providing services in Canada; and Computer Task Group Belgium N.V., CTG ITS S.A., Computer Task Group IT Solutions, S.A., Computer Task Group Luxembourg PSF, Computer Task Group (U.K.) Ltd., and etrinity N.V. (etrinity), each primarily providing services in Europe. Services provided in North America are primarily performed by the parent corporation, CTG.
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
Generally, IT Solutions services include taking responsibility for the service-related deliverables on a project and may include high-end consulting services. CTG has significant experience in implementing electronic health records (EHR) systems in integrated delivery networks and other provider organizations. CTG also provides IT services to health insurance companies, and to the start-up and development of Health Information Exchanges (HIEs). HIEs are consortiums of providers, payers, and government agencies at the local level that are charged with implementing secure community-wide electronic medical records.
Also included within IT Solutions is Transitional Application Management (TAM). In 2014, the healthcare market accounted for most of CTG’s TAM services. In a TAM engagement, the client hires CTG to manage an existing application for an extended time period, typically ranging from one to three years, while its internal IT staff focuses on implementation of a new application replacing the application being phased out. Additionally, CTG’s services in this area could include outsourcing support of single or multiple applications and help desk functions. Depending on client needs, these engagements are performed either at a client or CTG site, or remotely.
In 2014, CTG continued to invest in and expand new IT Solutions development, primarily targeted to the healthcare market, which supports cost reductions and productivity improvements. Previously, healthcare solutions under development moved from the pilot stage of testing using live data into the sales process as completed tools. In 2014, the Company continued to invest in certain of these tools to expand their capabilities, including the Company's solution that focuses on medical care and disease management. The Company has developed proprietary software to support these offerings which expands the potential market for sale and support of these solutions. These solutions primarily support the healthcare provider market.

•
IT and Other Staffing: CTG recruits, retains, and manages IT and other talent for its clients, which are primarily large technology service providers and companies with multiple locations and significant need for high-volume external IT, administrative, or warehouse resources. The Company also supports larger companies and organizations that need to augment their own IT staff on a flexible basis. Our clients may require the services of our IT talent on a temporary or long-term basis. Our IT professionals generally work with the client’s internal IT staff at client sites. Our recruiting organization works with customers to define their staffing requirements and develop competitive pricing to meet those requirements. In certain limited instances for a small number of clients, the Company provides administrative or warehouse employees to clients to supplement the IT resources we place at those clients.

The primary focus of the Company’s staffing services is a managed services model that provides large clients with higher value support through cost-effective supply models customized to client needs, resource management support, vendor management programs, and a highly automated recruiting process and system with global reach.
Independent software testing is a common service in both our North American and European businesses, and represents a significant portion of the IT staffing services of CTG’s European operations. This comprehensive testing offering supports IT environments across multiple industries.
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
IT solutions and staffing revenue as a percentage of consolidated revenue for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
IT solutions	38.0%	39.3%	40.8%
IT staffing	62.0%	60.7%	59.2%
Total	100.0%	100.0%	100.0%

A major strategic initiative of the Company in recent years has been to focus on its IT solutions services, as operating margins generated by the IT solutions services are generally higher than those of the IT staffing services. However, growth from the IT solutions business unit has been challenging in the past several years. Overall, the Company’s revenue decreased $25.8 million or 6.1% from 2013 to 2014 due to a general reduction in spending by many of our healthcare clients (which is included in IT solutions services) in part due to the U.S. federal government sequestration which cut Medicare reimbursements to hospitals and health systems beginning on April 1, 2013. Additionally, there were reductions in demand from some of our IT staffing services clients. The higher margin IT solutions services business decreased $15.2 million or 9.2% from 2013 to 2014, while IT staffing services decreased $10.6 million or 4.2% in the same period. The Company’s operating margin in 2014 was 4.4%. The decrease in operating income in 2014 from 2013 was primarily due to reduced operating leverage due to lower consolidated revenue, a change in the business mix to a higher level of IT staffing services which has lower direct profit than the IT solutions business, competitive pricing pressure from a large IT staffing client, higher medical costs due to increased utilization of the Company's self insured medical plan, costs of $2.0 million associated with the death of the Company's Chairman and CEO in the 2014 fourth quarter, and the Company's decision to take an impairment charge of approximately $1.5 million for software costs capitalized for an IT solution. The Company’s operating margin was 5.9% in 2013, and 5.8% in 2012.
Vertical Markets
The Company promotes a majority of its services through four vertical market focus areas: Healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), Technology Service Providers, Financial Services, and Energy. The remainder of CTG’s revenue is derived from general markets.
CTG’s revenue by vertical market as a percentage of consolidated revenue for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Healthcare	28.6%	31.4%	33.0%
Technology service providers	26.4%	28.0%	30.8%
Financial services	7.9%	6.8%	6.1%
Energy	6.1%	6.2%	6.0%
General markets	31.0%	27.6%	24.1%
Total	100.0%	100.0%	100.0%
The Company’s growth efforts are primarily focused in the healthcare market based on its leading position in serving the provider market, and its expertise and experience serving other segments of this market (payers and life sciences companies). In 2012, there had been higher demand for solutions offerings and support from healthcare companies, and in general, higher demand compared with other sectors of the U.S. economy. However, in 2013 and 2014, the demand from our healthcare clients decreased. This decrease was directly related to the U.S. federal government sequestration which cut Medicare reimbursements to hospitals and health systems by 2% starting in April 2013. As a result, the Company’s healthcare revenue continued to decrease in 2014, decreasing $19.3 million or 14.7% from 2013.
Revenue for the Company's technology service providers vertical market as a percentage of total revenue decreased in 2014 as compared with 2013 due to weak demand from several of the Company's largest clients in its IT staffing services business unit, which are included in this vertical market.
During 2014, the percentage of revenue attributable to the financial services market increased from 2013, primarily due to strong demand in our European operations. In recent years, most of CTG’s revenue in the financial services market was generated from its European operations, which accounted for 97.3% of the Company’s total 2014 revenue from the financial services vertical market.
Revenue for the Company's energy vertical market remained consistent as a percentage of consolidated revenue in 2014 as compared with 2013 as demand in this vertical market declined with the overall revenue decrease of the Company of approximately 6.1%. Generally, the decrease in the price of oil caused several of our clients to reduce their overall spending, including requirements for IT services, during 2014.

For the year ended December 31, 2014, CTG provided its services to approximately 475 clients in North America and Europe. In North America, the Company operates in the United States and Canada, with greater than 99% of 2014 North American revenue generated in the United States. In Europe, the Company operates in Belgium, Luxembourg, and the United Kingdom. Of total 2014 consolidated revenue of $393.3 million, approximately 80% was generated in North America and 20% in Europe. One client, International Business Machines Corporation (IBM), accounted for greater than 10% of CTG’s consolidated revenue in 2014, 2013, and 2012.
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

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods as a percentage of consolidated revenue for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Time-and-material	86.2%	88.8%	90.3%
Progress billing	11.2%	8.8%	7.9%
Percentage-of-completion	2.6%	2.4%	1.8%
Total	100.0%	100.0%	100.0%
As of December 31, 2014 and 2013, the backlog for fixed-price and all managed-support contracts was approximately $41.8 million and $44.1 million, respectively. Approximately 69.2% or $28.9 million of the December 31, 2014 backlog is expected to be earned in 2015. Of the $44.1 million of backlog at December 31, 2013, approximately 73.8%, or $32.6 million was earned in 2014. Revenue is subject to slight seasonal variations, with a minor slowdown in months of high vacation and legal holidays (July, August, and December). Backlog does not tend to be seasonal; however, it does fluctuate based upon the timing of entry into long-term contracts.
Competition
The IT services market, for both IT solutions and IT staffing services, is highly competitive. The market is also highly fragmented with many providers and no single competitor maintaining clear market leadership. Competition varies by location, the type of service provided, and the customer to whom services are provided. The Company’s competition comes from four major channels: large national or international companies, including major accounting and consulting firms; hardware vendors and suppliers of packaged software systems; small local firms or individuals specializing in specific programming services or applications; and from a customer’s internal IT staff. CTG competes against all four of these channels for its share of the market. The Company believes that to compete successfully it is necessary to have a local geographic presence, offer appropriate IT solutions, provide skilled professional resources, and price its services competitively.
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
Employees
CTG’s business depends on the Company’s ability to attract and retain qualified professional staff to provide services to its customers. The Company has a structured recruiting organization that works with its clients to meet their requirements by recruiting and providing high quality, motivated staff. The Company employs approximately 3,800 employees worldwide, with approximately 3,200 in the United States and Canada and 600 in Europe. Of these employees, approximately 3,500 are IT professionals and 300 are individuals who work in sales, recruiting, delivery, administrative and support positions. The Company believes that its relationship with its employees is good. No employees are covered by a collective bargaining agreement or are represented by a labor union. CTG is an equal opportunity employer.

Financial Information About Geographic Areas
The following table sets forth certain financial information relating to the performance of the Company for the years ended December 31, 2014, 2013, and 2012. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” included in this report.

	2014	2013	2012
(amounts in thousands)
Revenue from External Customers:
United States	$314,500	$341,391	$355,022
Belgium(1)	44,692	48,428	41,957
Other European countries	33,652	28,684	26,653
Other country	424	533	783
Total foreign revenue	78,768	77,645	69,393
Total revenue	$393,268	$419,036	$424,415
Operating Income:
United States	$14,196	$21,828	$21,203
Europe	2,923	2,864	3,209
Other country	33	35	50
Total foreign operating income	2,956	2,899	3,259
Total operating income	$17,152	$24,727	$24,462
Total Assets:
United States	$139,239	$139,576	$132,795
Belgium (1)	15,621	18,037	18,908
Other European countries	15,739	16,621	14,211
Other country	197	197	291
Total foreign assets	31,557	34,855	33,410
Total assets	$170,796	$174,431	$166,205

(1)	Revenue and total assets for our Belgium operations have been disclosed separately as they exceed 10% of the consolidated balances in certain of the years presented.

Executive Officers of the Company
As of December 31, 2014, the following individuals were executive officers of the Company:

Name	Age	Office	Period During Which Served as Executive Officer	Other Positions and Offices with Registrant
Brendan M. Harrington	48	Interim Chief Executive Officer	October 15, 2014 to date	None
		Senior Vice President, Chief Financial Officer	September 13, 2006 to October 14, 2014
John M. Laubacker	48	Interim Chief Financial Officer	October 15, 2014 to date	Treasurer
Filip J. L. Gydé	54	Interim Executive Vice President of Operations	October 15, 2014 to date	None
		Senior Vice President	October 1, 2000 to October 14, 2014
Arthur W. Crumlish	60	Senior Vice President	September 24, 2001 to date	None
Peter P. Radetich	60	Senior Vice President, General Counsel	April 28, 1999 to date	Secretary
Ted Reynolds	59	Senior Vice President	November 11, 2014 to date	None
		Vice President, Health Solutions	March 7, 2011 to November 10, 2014

Mr. Harrington was promoted to Interim Chief Executive Officer on October 15, 2014. Previously he was Senior Vice President and Chief Financial Officer from September 13, 2006 to October 14, 2014, and Interim Chief Financial Officer and Treasurer from October 17, 2005 to September 12, 2006.  Mr. Harrington joined the Company in February 1994 and served in a number of managerial financial positions in the Company’s corporate and European operations, including as the Director of Accounting since 2003, before being appointed Corporate Controller in May 2005.
Mr. Laubacker was promoted to Interim Chief Financial Officer on October 15, 2014. He has served as the Company’s Treasurer since 2006, responsible for management of the Company’s treasury, audit and financial reporting functions. Prior to joining the Company in January 1996, Mr. Laubacker was a Senior Manager employed at KPMG from 1988 to 1996.
Mr. Gydé was promoted to Interim Executive Vice President of Operations on October 15, 2014, responsible for operating activities of the overall Company. Previously he was Senior Vice President and General Manager of CTG Europe from October 1, 2000 through October 14, 2014. Prior to that, Mr. Gydé was Managing Director of the Company’s operations in Belgium. Mr. Gydé has been with the Company since May 1987.
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
Mr. Radetich joined the Company in June 1988 as Associate General Counsel, and was promoted to General Counsel and Secretary in April 1999.
Mr. Reynolds was promoted to Senior Vice President on November 11, 2014, and is currently responsible for the Company's healthcare IT business unit, CTG Health Solutions. Previously he was Vice President for CTG Health Solutions from March 7, 2011 through November 10, 2014. Prior to that, Mr. Reynolds served as the Company’s Client Services Executive for its Epic practice.  Mr. Reynolds joined CTG in 2006, and previously had approximately 30 years of experience in healthcare and IT.

Available Company Information
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act), and reports pertaining to the Company filed under Section 16 of the Exchange Act are available without charge on the Company’s website at www.ctg.com as soon as reasonably practicable after the Company electronically files the information with, or furnishes it to, the SEC. The Company’s code of ethics (Code of Conduct), committee charters and governance policies are also available without charge on the Company’s website at http://investors.ctg.com/governance.cfm. The Company intends to disclose future amendments to, or waivers from, certain provisions of the Code of Conduct on the Company's website or in a current report on Form 8-K.

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
We have experienced reductions in the rates at which we bill some of our larger customers for services due to the highly competitive market conditions that exist at this time. Additionally, we actively compete against many other companies for business at new and existing clients. Billing rate reductions or competitive pressures may lead to a further decline in revenue. If we are unable to make commensurate reductions in our personnel costs, our margins and operating results in the future would be adversely affected.
We derive a significant portion of our revenue from a single customer and a significant reduction in the amount of IT services requested by this customer would have an adverse effect on our revenue and operating results.
IBM is CTG’s largest customer. CTG provides services to various IBM divisions in many locations. During 2014, the National Technical Services Agreement (NTS Agreement) with IBM was renewed for three years until December 31, 2017. In 2014, 2013, and 2012, IBM accounted for $90.5 million or 23.0%, $101.7 million or 24.3%, and $113.8 million or 26.8% of the Company’s consolidated revenue, respectively. No other customer accounted for more than 10% of the Company’s revenue in 2014, 2013 or 2012. The Company’s accounts receivable from IBM at December 31, 2014 and 2013 amounted to $7.8 million and $11.5 million, respectively. In January 2014, IBM announced its intention to sell off its x86 server division to Lenovo, and the initial closing of that sale occurred on September 29, 2014. A portion of the Company's 2014 and 2013 revenue from IBM was related to the x86 server division. Lenovo has not made any assurances that the Company will retain a significant share of the revenue derived from the x86 server division. If IBM or Lenovo were to significantly reduce the amount of IT services they purchase from the Company, our revenue and operating results would be adversely affected.
Our customer contracts generally have a short term or are terminable on short notice and a significant number of failures to renew contracts, early terminations or renegotiations of our existing customer contracts could adversely affect our results of operations.
Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. We performed 86.2% of our services on a time-and-materials basis during 2014. As such, our customers generally have the right to terminate a contract with us upon written notice without the payment of any financial penalty. Client projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages of a project, or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors that are beyond our control and are unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client, changes in client strategies or the economy in general. When contracts are terminated, we lose the anticipated future revenue and we may not be able to eliminate the associated costs required to support those contracts in a timely manner. Consequently, our operating results in subsequent periods may be lower than expected. Our clients can cancel or reduce the scope of their engagements with us on short notice. If they do so, we may be unable to reassign our professionals to new engagements without delay. The cancellation or reduction in scope of an engagement could, therefore, reduce the utilization rate of our professionals, which would have a negative impact on our business, financial condition, and results of operations. As a result of these and other factors, our past financial performance should not be relied on as a guarantee of similar or better future performance. Due to these factors, we believe that our results from operations may fluctuate from period to period in the future.
A significant portion of our total assets consists of goodwill and capitalized software projects, which are subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.
We have goodwill recorded totaling approximately $37.4 million at December 31, 2014. We also have capitalized software projects recorded totaling $5.5 million at December 31, 2014. At least annually, we evaluate this goodwill and capitalized software for impairment. The goodwill is evaluated based on the fair value of the business operations or projects to which this goodwill relates. This estimated fair value could change if there is a significant decrease in the enterprise value of CTG, if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of transactions involving similar companies decreases which could occur given the economic downturn in recent years in the countries in which the Company operates, or there is a permanent, negative change in the market demand for the services offered by this business unit, or in the case of capitalized software, there is an absence of historical or projected revenue for the solution. These changes could result in an impairment of the existing goodwill balance or the capitalized software costs that could require a material non-cash charge which would have an adverse impact on our results of operations.
The introduction of new IT products or services or changes in customer requirements for IT products or services may render our existing IT Solutions or IT Staffing offerings obsolete or unnecessary, which, if we are unable to keep pace with these corresponding changes, could have an adverse effect on our business.
Our success depends, in part, on our ability to implement and deliver IT Solutions or IT Staffing services that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences and requirements. We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace. Also, services, solutions and technologies developed by our competitors may make our solutions or staffing offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our ability to obtain and successfully complete client engagements.
We could be subject to liability and damage to our reputation resulting from cyber attacks or data breaches.
Information security risks for companies providing information technology (IT) and professional services, especially in Healthcare-related industries, have increased over recent years. This increase in risk may be attributed to the value of personally identifiable information or personal data used for identity theft and fraud, the increasing sophistication and activities of attackers including organized crime, hackers, terrorists, activists, and other third parties, and the reliance on Internet-based communications, and new technologies. The Company’s operations and business rely on the secure processing, transmission, storage and availability of information and resources provided by our information technology environment. This complex environment supports a variety of technologies, industries, and delivery teams across the United States and Europe.
Although the Company has not experienced any prior material data breaches or cyber incidents, its technical environment may become the target of cyber attacks or data breaches caused by external entities, third-party vendors, or the Company's personnel, both intentionally and unintentionally. These cyber attacks or data breaches could result in the disruption of the Company's internal and customer-facing business operations, and could also result in the unauthorized disclosure, misuse, loss, and destruction of both the Company’s and its customers’ confidential and regulated information, including United States designated personally identifiable information (PII), personal data under the European Union Data Protection Directive, or protected health information (PHI) under the United States Health Insurance Portability and Accountability Act of 1996 (HIPAA).
The Company’s failure to protect PII, personal data, or PHI could result in reputational damage, fines and penalties, litigation costs, external investigations, compensation costs including reimbursement and monetary awards, and/or additional compliance costs which could have a material, adverse impact. It could also have an adverse impact on the Company’s ability to execute contracts with customers that produce or work with this data, and make it more difficult to recruit qualified personnel to perform its services in the future. As the cyber threat landscape continues to evolve or the Company’s risk profile changes, it may be required to expend additional resources to enhance existing protective measures or implement new mitigation strategies.

The foreign currency exchange, legislative, tax, regulatory and economic risks associated with international operations could have an adverse effect on our operating results if we are unable to mitigate or hedge these risks.
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
Government cuts in healthcare programs, such as Medicare, and delays in legislative or regulatory healthcare mandates could cause a reduction in IT spending by our healthcare customers, which could materially and adversely affect our revenues and results of operations.
The Company’s growth efforts are primarily focused in the healthcare market. Growth in this market depends on continued spending by our healthcare customers on IT projects. Cuts in government healthcare programs, such as sequestration, which cut Medicare reimbursements to hospitals and health systems in April 2013, may result in reduced expenditures by our healthcare customers on IT projects. For example, the Company’s healthcare revenue decreased $19.3 million or 14.7% in 2014 from 2013. If further government cuts in healthcare programs were to occur, whether due to the failure of Congress to adopt a budget, pass appropriations bills or raise the U.S. debt ceiling or for other reasons, there may be delays, reductions or cessation of funding to our customers, which could cause them to purchase less IT services from us, which could materially and adversely affect our revenues and results of operations.
In addition, delays in implementation of legislative or regulatory healthcare mandates could adversely affect the IT spending by our healthcare customers to implement such mandates. For example, the implementation date for ICD-10, a diagnostic coding system used for billing in the healthcare industry, was delayed in early 2014 until October 1, 2015. This delay caused a number of our healthcare customers to defer spending allocated for 2014 for IT projects that would have updated their billings systems. If implementation of existing or contemplated legislative or regulatory healthcare mandates are further deferred, the resulting reduction in IT spending by our healthcare customers could materially and adversely affect our revenues and results of operations.
Changes in government regulations and laws affecting the IT services industry, and the industries in which our clients operate, including accounting principles and interpretations, and the taxation of domestic operations could adversely affect our results of operations.
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
In 2014 and previous years, the Company offered limited healthcare coverage to its hourly employees, which includes nearly half of its total employees. Under the PPACA, the Company will be required to offer expanded healthcare coverage to those employees, or potentially pay financial penalties. Beginning in 2015, the Company is in the process of offering compliant healthcare coverage as required. Although it is difficult to estimate the financial impact of this healthcare coverage, the Company's intention is to pass the additional costs on to the customers where our hourly employees who elect this coverage are engaged. However, in the event the Company is not able to pass some or all of these costs to its customers, the Company’s operating results would be negatively impacted.
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
During 2014 and 2013, the Company experienced higher unemployment tax rates in many of the states in which we do business, which increased our direct costs and negatively impacted our profitability. Considering current economic conditions in the U.S. in the markets in which we operate and the IT staffing nature of a large portion of our business, the Company expects these rates will not significantly change in 2015 and future years.
Existing and potential customers may outsource or consider outsourcing their IT requirements to foreign countries in which we may not currently have operations, which could have an adverse effect on our ability to obtain new customers or retain existing customers.
In the past few years, more companies have started using, or are considering using, low cost offshore outsourcing centers to perform technology-related work and complete projects. Currently, we have partnered with clients to perform services outside of North America to mitigate and reduce this risk to our Company. However, the risk of additional increases in the future in the outsourcing of IT solutions overseas to countries where we do not have operations could have a material, negative impact on our future operations.
Decreases in demand for IT Solutions and IT Staffing services in the future would cause an adverse effect on our revenue and operating results.
The Company’s revenue and operating results are significantly affected by changes in demand for its services. In the past, the U.S. economy, where the Company performs approximately 80% of its total business based upon revenue, significantly deteriorated primarily due to subprime mortgage issues, financial market conditions, and other economic concerns. In 2009, these economic pressures also extended to the European markets where the Company operates. These negative pressures on the economy led to a worldwide contraction of the credit markets, more severe recessionary conditions, and a decline in demand for the Company’s services which negatively affected the Company’s revenue and operating results in 2009 as compared with prior years. Economic pressures also led to customers’ reducing their spending on IT projects and external professional services. Overall economic conditions in 2010 through 2014 stabilized in the U.S., and in 2013 began to improve in Europe. While economic conditions improved in 2014 in the U.S., the Company experienced a decline in revenue for its electronic health record business as the April 2013 sequestration caused a reduction in demand for our services from our healthcare clients. Declines in spending for IT services in 2015 or future years may adversely affect our operating results as they have in the past.
The IT services industry is highly competitive and fragmented, which means that our customers have a number of choices for providers of IT services and we may not be able to compete effectively.
The market for our services is highly competitive. The market is fragmented, and no company holds a dominant position. Consequently, our competition for client requirements and experienced personnel varies significantly by geographic area and by the type of service provided. Some of our competitors are larger and have greater technical, financial, and marketing resources and greater name recognition than we have in the markets we collectively serve. In addition, clients may elect to increase their internal IT systems resources to satisfy their custom software development and integration needs. Finally, our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India and other parts of Asia). There can be no assurance that we will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse affect on our results of operations and financial condition.
If we are unable to collect our receivables or unbilled services, our results of operations, financial condition and cash flows could be adversely affected.
Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and typically bill and collect on reasonable cycles. We might, however, not accurately assess the creditworthiness of our clients, or macroeconomic conditions could also result in financial difficulties for our clients, including bankruptcy and insolvency. In certain industries, some clients have requested longer payment terms, which has adversely affected, and may continue to adversely affect, our cash flows. The timely collection of client balances also depends on our ability to complete our contractual commitments as required. If we are unable to meet our commitments, or bill our clients on a timely basis, our results of operations and cash flows could be adversely affected. We have established allowances for losses of receivables and unbilled services where we deem the amounts to be uncollectible. The uncollectible amounts due to the Company from clients could differ from those that we currently anticipate.
Our share price could fluctuate and be difficult to predict.
Our share price has fluctuated in the past and could continue to fluctuate in the future in response to various factors. These factors include changes in macroeconomic or political factors unrelated to our business in the geographies in which we operate, general or industry-specific market conditions or changes in financial markets, our failure to meet our growth and financial objectives, including revenue growth, operating margin expansion and earnings per share growth, our ability to generate enough cash flow to return cash to our shareholders at historical levels or levels expected by our shareholders, announcements by us or competitors about developments in our business or prospects, and projections or speculation about our business by the media or investment analysts.
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
Ineffective internal controls could impact the Company's business and operating results.

The Company's internal control over financial reporting may not prevent or detect misstatements because of the inherent limitations of internal controls, including the possibility of human error, the circumvention or overriding of controls, poorly designed or ineffective controls, or fraud. Internal controls that are deemed to be effective can provide only reasonable assurance with respect to the preparation and fair presentation of the Company's financial statements. If the Company fails to maintain the adequacy of its internal controls, including the failure to implement new or improve existing controls, or fails to properly execute or properly test these controls, the Company's business and operating results could be negatively impacted and the Company could fail to meet its financial reporting obligations.
Changing economic conditions and the effect of such changes on accounting estimates could have a material impact on our results of operations.
The Company has also made a number of estimates and assumptions relating to the reporting of its assets and liabilities and the disclosure of contingent assets and liabilities to prepare its consolidated financial statements pursuant to the rules and regulations of the SEC and other accounting rulemaking authorities. Such estimates primarily relate to the valuation of goodwill, the valuation of stock options for recording equity-based compensation expense, allowances for doubtful accounts receivable, investment valuation, incurred but not recorded claims related to the Company's self insured medical plan, valuation allowances for deferred tax assets, legal matters, other contingencies and estimates of progress toward completion and direct profit or loss on contracts, as applicable. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in the economic climates in which the Company operates may affect these estimates and will be reflected in the Company’s financial statements in the event they occur. Such changes could result in a material impact on the Company’s results of operations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company owns and occupies its headquarters building at 800 Delaware Avenue, and an office building at 700 Delaware Avenue, both located in Buffalo, New York. These buildings are operated by CTG of Buffalo, a subsidiary of the Company which is part of the Company’s North American operations. The corporate headquarters consists of approximately 48,000 square feet and is occupied by corporate administrative operations. The office building consists of approximately 42,000 square feet and is also occupied by corporate administrative operations. At December 31, 2014, these properties were not used as collateral as part of the Company’s existing demand credit agreement.
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

Stock Price	High	Low
Year Ended December 31, 2014
Fourth Quarter	$11.84	$8.15
Third Quarter	$17.47	$11.14
Second Quarter	$17.46	$13.90
First Quarter	$19.02	$13.57
Year Ended December 31, 2013
Fourth Quarter	$19.20	$15.51
Third Quarter	$26.11	$16.25
Second Quarter	$24.70	$18.80
First Quarter	$23.08	$18.29
On February 20, 2015, there were 1,566 holders of record of the Company’s common shares. Although the Company had not previously paid a dividend since 2000, it initiated a quarterly dividend of $0.05 per common share beginning in March 2013, and increased that dividend to $0.06 per common share beginning in March 2014. At December 31, 2012 and 2013, when the Company had a revolving line of credit in place, the Company was required to meet certain financial covenants under its current revolving credit agreement in order to pay dividends. The Company was in compliance with these financial covenants at both December 31, 2012 and 2013. There are no measured financial covenants under the Company's new demand line of credit. For additional information regarding such financial covenants, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity." The determination of the timing, amount and the continuation of the payment of dividends on the Company’s common stock in the future is at the discretion of the Board of Directors and will depend upon, among other things, the Company’s profitability, liquidity, financial condition, and capital requirements.
For information concerning common stock issued in connection with the Company’s equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities
The Company’s share repurchase program (originally announced on May 12, 2005) does not have an expiration date, nor was it terminated during the 2014 fourth quarter. The information in the table below does not include shares withheld by or surrendered to the Company either to satisfy the exercise cost for the cashless exercise of employee stock options, or to satisfy tax withholding obligations associated with employee equity awards.

Purchases by the Company of its common stock on the open market during the fourth quarter ended December 31, 2014 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
September 27 - October 31	15,000	$8.78	15,000	735,541
November 1 - November 30	35,400	$8.90	35,400	700,141
December 1 - December 31	62,859	$8.64	62,859	637,282
Total	113,259	$8.74	113,259

*	Excludes broker commissions

Company Performance Graph
The following graph displays a five-year comparison of cumulative total shareholder returns for the Company’s common stock, the S&P 500 Index, and the Dow Jones U.S. Computer Services Index, assuming a base index of $100 at the end of 2009. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the period, assuming dividend reinvestment, and (B) the difference between the Company’s share price at the end and the beginning of the period by (2) the share price at the beginning of the period. The calculations were made excluding trading commissions and taxes.

	Base Period	Indexed Returns Years Ending
	December	December	December	December	December	December
	2009	2010	2011	2012	2013	2014
Computer Task Group, Inc.	$100.00	$135.83	$175.78	$227.59	$237.50	$122.49
S&P 500 Index	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
Dow Jones U.S. Computer Services Index	$100.00	$115.21	$136.73	$150.43	$159.84	$151.36
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
Consolidated Summary—Five-Year Selected Financial Information
The selected operating data and financial position information set forth below for each of the years in the five-year period ended December 31, 2014 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” included in this report.

	2014	2013	2012	2011	2010
(amounts in millions, except per-share data)	(1)		(2)
Operating Data
Revenue	$393.3	$419.0	$424.4	$396.3	$331.4
Operating Income	$17.2	$24.7	$24.5	$19.3	$13.9
Net Income	$10.4	$15.7	$16.2	$11.9	$8.4
Basic net income per share	$0.68	$1.02	$1.07	$0.80	$0.57
Diluted net income per share	$0.64	$0.92	$0.96	$0.71	$0.52
Cash dividend per share	$0.24	$0.20	$—	$—	$—

Financial Position
Working capital	$69.2	$67.5	$63.5	$45.4	$33.0
Total assets	$170.8	$174.4	$166.2	$147.5	$130.3
Long-term debt	$—	$—	$—	$—	$—
Shareholders’ equity	$111.0	$113.8	$102.8	$88.8	$77.9

(1)
During 2014, the Company incurred $2.0 million in costs associated with the death of the Company's Chairman and CEO under his employment agreement. The Company also recorded an impairment charge totaling $1.5 million for capitalized software costs associated with one of its IT solutions. In total, these costs reduced operating income by $3.5 million, net income by $2.2 million, and basic and diluted net income per share by $0.14 and $0.13, respectively.

(2)
During 2012, the Company received life insurance proceeds upon the death of two of its former executives. In total, the Company received $1.3 million, which is included in net income, and equaled $0.08 basic and diluted net income per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements made by the management of Computer Task Group, Incorporated (CTG, the Company or the Registrant) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in business strategy and expectations, new business opportunities, cost control initiatives, business wins, market demand, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff, (ii) domestic and foreign industry competition for customers and talent, (iii) increased bargaining power of large customers, (iv) the Company's ability to protect confidential client data, (v) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM), (vi) the uncertainty of customers' implementations of cost reduction projects, (vii) the effect of healthcare reform and initiatives, (viii) the mix of work between staffing and solutions, (ix) currency exchange risks, (x) risks associated with operating in foreign jurisdictions, (xi) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (xii) the change in valuation of recorded goodwill or capitalized software balances, (xiii) the impact of current and future laws and government regulation, as well as repeal or modification of such, affecting the information technology (IT) solutions and staffing industry, taxes and the Company's operations in particular, (xiv) industry and economic conditions, including fluctuations in demand for IT services, (xv) consolidation among the Company's competitors or customers, (xvi) the need to supplement or change our IT services in response to new offerings in the industry or changes in customer requirements for IT products and solutions, and (xvii) the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company's reports filed with the Securities and Exchange Commission (SEC).
Industry Trends
The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve. The pace of technology advances and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been strong. In 2014 there was a further overall decline in demand for our services as compared with 2013 as many of our healthcare clients did not begin new projects when existing projects ended due to their capital constraints. This trend began when the U.S. government imposed the budget sequestration in April 2013. Additionally, the requirements for our personnel were also lower in our IT staffing business in 2014.

The Company operates in one industry segment, providing IT services to its clients. These services include IT solutions and IT and other staffing. With IT solutions services, we generally take responsibility for the deliverables on a project and the services may include high-end consulting services. When providing IT and other staffing services, we typically supply personnel to our customers who then, in turn, take their direction from the client’s managers. In certain limited instances for a small number of clients, the Company provides administrative or warehouse employees to clients to supplement the IT resources we place at those clients.

IT solutions and IT staffing revenue as a percentage of consolidated revenue for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
IT solutions	38.0%	39.3%	40.8%
IT staffing	62.0%	60.7%	59.2%
Total	100.0%	100.0%	100.0%

The Company promotes a majority of its services through four vertical market focus areas: Healthcare (which includes services provided to healthcare providers, health insurers, and life sciences companies), Technology Service Providers, Financial Services, and Energy. The remainder of CTG’s revenue is derived from general markets.
CTG’s revenue by vertical market as a percentage of consolidated revenue for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Healthcare	28.6%	31.4%	33.0%
Technology service providers	26.4%	28.0%	30.8%
Financial services	7.9%	6.8%	6.1%
Energy	6.1%	6.2%	6.0%
General markets	31.0%	27.6%	24.1%
Total	100.0%	100.0%	100.0%
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
In 2012 and 2013, the Company performed services for a customer under a series of contracts that provided for application customization and integration services, specifically utilizing one of the software tools the Company had developed for internal use. These services were provided under a software-as-a-service model. As the contracts were closely interrelated and dependent on each other, for accounting purposes the contracts were considered to be one arrangement. As the project included significant modification and customization services to transform the previously developed software tool into an expanded tool intended to meet the customer’s requirements, the percentage-of-completion method of contract accounting was utilized for the project.
The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods as a percentage of consolidated revenue for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Time-and-material	86.2%	88.8%	90.3%
Progress billing	11.2%	8.8%	7.9%
Percentage-of-completion	2.6%	2.4%	1.8%
Total	100.0%	100.0%	100.0%
Results of Operations
The table below sets forth percentage information calculated as a percentage of consolidated revenue as reported on the Company’s consolidated statements of income as included in Item 8, “Financial Statements and Supplementary Data” in this report.

Year Ended December 31,	2014	2013	2012
(percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Direct costs	79.8%	78.8%	78.4%
Selling, general and administrative expenses	15.8%	15.3%	15.8%
Operating income	4.4%	5.9%	5.8%
Interest and other income (expense), net	(0.1)%	(0.1)%	0.2%
Income before income taxes	4.3%	5.8%	6.0%
Provision for income taxes	1.7%	2.1%	2.2%
Net income	2.6%	3.7%	3.8%
2014 as compared with 2013
The Company recorded revenue in 2014 and 2013 as follows:

Year Ended December 31,	% of total	2014	% of total	2013	Year-Over-Year Change
(dollars in thousands)
North America	80.1%	$314,924	81.6%	$341,924	(7.9)%
Europe	19.9%	78,344	18.4%	77,112	1.6%
Total	100.0%	$393,268	100.0%	$419,036	(6.1)%
Reimbursable expenses billed to customers and included in revenue totaled $8.6 million and $11.8 million in 2014 and 2013, respectively.
On a consolidated basis, IT solutions revenue decreased $15.2 million or 9.2% in 2014 as compared with 2013. Also on a consolidated basis, IT staffing revenue decreased $10.6 million or 4.2% during 2014 as compared with 2013.

In North America, the revenue decrease in 2014 as compared with 2013 was primarily due to a significant reduction in demand from our customers in our IT solutions healthcare business and from several of our larger IT staffing customers. The decrease in IT solutions was driven in part by the sequestration that the U.S. federal government imposed during 2013, which, amongst other cuts, reduced Medicare reimbursements to hospitals and healthcare systems by 2% beginning on April 1, 2013. These cuts reduced revenue for many of our healthcare customers, causing them to reduce their expenses for much of 2014, including previously planned spending on IT projects. Additionally, the implementation date for ICD-10, a diagnostic coding system used for billing in the healthcare industry, was delayed in early 2014 until at least October 1, 2015 from the previous implementation date of October 1, 2014. This delay caused a number of our healthcare clients to defer or cancel spending allocated for 2014 for IT projects that would update their billings systems. The decrease in overall demand in our IT solutions business, and soft demand from several of our larger IT staffing customers, was partially offset by a large data analytics IT solutions project that ended on December 31, 2014. In total, data analytics projects added approximately $6.0 million in revenue and $0.20 per diluted share to net income during 2014, a significant portion of which was generated by this one contract. As this project ended in 2014, revenue will be slightly negatively affected, and diluted earnings per share will be significantly reduced in 2015 as compared with 2014 unless we are able to replace this project with a new project(s) that generate similar revenue and earnings for the Company.
The Company’s European operations include Belgium, Luxembourg and the United Kingdom. When considering the year-over-year change in revenue in constant currencies, the revenue from our European operations increased 1.2%. This increase in year-over-year revenue was primarily due to a modest increase in demand in the Company’s European IT solutions services. The revenue increase was supported by the modest strength relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In 2014 as compared with 2013, the average value of the Euro increased 0.1%, while the average value of the British Pound increased 5.3%. A significant portion of the Company's revenue from its European operations is generated in Belgium and Luxembourg. Had there been no change in these exchange rates from 2013 to 2014, total European revenue would have been approximately $0.2 million lower, or $78.1 million as compared with the $78.3 million reported.
IBM is CTG’s largest customer. CTG provides services to various divisions in many locations. During the 2014 fourth quarter, the NTS Agreement with IBM was renewed for three years until December 31, 2017. As part of the NTS Agreement, the Company also provides its services as a predominant supplier to IBM’s Integrated Technology Services and the Systems and Technology Group business units. This agreement accounted for approximately 88.5% of all of the services provided to IBM by the Company in 2014. In 2014, 2013, and 2012, IBM accounted for $90.5 million or 23.0%, $101.7 million or 24.3%, and $113.8 million or 26.8% of the Company’s consolidated revenue, respectively. In 2012, IBM sold its retail business to another large company. While CTG retained the work, this reduced our revenue from IBM in 2012 by $3.2 million. We expect to continue to derive a significant portion of our revenue from IBM in future years. However, a significant decline or the loss of the revenue from IBM would have a significant negative effect on our operating results.

In January 2014, IBM announced its intention to sell its x86 server division to Lenovo, and the initial closing of that sale occurred on September 29, 2014. A portion of the Company's 2014 and 2013 revenue from IBM was related to the x86 server division. The Company expects to continue to retain a significant share of the revenue derived from the x86 server division despite the transition of the division from IBM to Lenovo.
The Company’s accounts receivable from IBM at December 31, 2014 and 2013 totaled $7.8 million and $11.5 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in 2014, 2013 or 2012.
Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 79.8% of consolidated revenue in 2014 and 78.8% of consolidated revenue in 2013. The increase in direct costs as a percentage of revenue in 2014 compared with 2013 was due to a shift in the Company's business mix to a lower percentage of IT solutions services (primarily related to EHR implementations) which has a lower direct cost as a percentage of revenue than our IT staffing services, and pricing pressure from a large customer in our IT staffing business. The increase in direct costs was also due to an increase in fringe benefit costs consisting primarily of medical expenses, resulting from higher utilization of the Company's self-insured medical plan throughout much of 2014. Finally, during the 2014 fourth quarter, the Company recorded an impairment charge totaling approximately $1.5 million to write-off the net book value of its medical fraud, waste, and abuse (FWA) software solution. The impairment charge for the FWA solution reflects nominal sales activity in recent years and the uncertainty of sales for the foreseeable future for this solution given that the target market is focused on other business priorities. The Company recorded the charge in the 2014 fourth quarter as several sales opportunities that had been considered viable throughout 2014 ended late in the year without any sales.
In 2014 and previous years, the Company offered limited healthcare coverage to its hourly employees, which includes nearly half of its total employees. Under the PPACA, the Company will be required to offer expanded healthcare coverage to those employees, or potentially pay financial penalties. Beginning in 2015, the Company is in the process of offering compliant healthcare coverage as required. Although it is difficult to estimate the financial impact of this healthcare coverage, the Company's intention is to pass the additional costs on to the customers where our hourly employees who elect this coverage are engaged. However, in the event the Company is not able to pass some or all of these costs to its customers, the Company’s direct costs as a percentage of revenue would increase.

Selling, general and administrative (SG&A) expenses were 15.8% of revenue in 2014 as compared with 15.3% of revenue in 2013. The SG&A increase as a percentage of revenue in 2014 as compared with 2013 is primarily due to additional costs of $2.0 million associated with the death in the 2014 fourth quarter of the Company's Chairman and CEO under an employment agreement, the loss of operating leverage from lower revenue recorded in 2014, offset by lower incentive compensation expense in 2014 and disciplined cost management.
Operating income was 4.4% of revenue in 2014 as compared with 5.9% of revenue in 2013. The decrease in operating income year-over-year was primarily due to the change in the business mix to a lower percentage of IT solutions services, higher medical costs, the costs of $2.0 million associated with the death of the Company's Chairman and CEO, and the software impairment charge of $1.5 million, offset by lower incentive compensation in 2014 and the high level of profit from the data analytics project that ended on December 31, 2014. Operating income from North American operations was $14.2 million and $21.8 million in 2014 and 2013, respectively, while European operations generated operating income of $2.9 million in both 2014 and 2013. Operating income in 2014 in the Company’s European operations would have been approximately $0.1 million higher if there had been no change in foreign currency exchange rates year-over-year.
The Company’s effective tax rate (ETR) is calculated based upon the full year's operating results, and various tax related items. The Company’s normal ETR ranges from 38% to 40%. The ETR in 2014 was 38.9%, while the 2013 ETR was 35.6%. The 2013 ETR was lower than the normal range primarily due to the recording of approximately $0.7 million of tax credits related to research and development activities, and approximately $0.4 million of tax credits related to the Company’s participation in the Work Opportunity Tax Credit (WOTC) program offered by the federal government to companies who have hired individuals who have traditionally faced barriers to employment. The tax benefit for these two items for both 2013 and 2012 was recorded in 2013 as required under current accounting guidelines, as the legislation extending these tax credits, the American Taxpayer Relief Act of 2012, was not passed by the U.S. federal government until January 2013. The benefit of these tax credits was partially offset by an increase of approximately $0.1 million in the valuation allowance associated with net operating losses incurred by certain foreign subsidiaries.
Net income for 2014 was 2.6% of revenue or $0.64 per diluted share, compared with net income of 3.7% of revenue or $0.92 per diluted share in 2013. In total, data analytics projects added approximately $0.20 per diluted share to net income during 2014, a significant portion of which was generated by one contract which ended on December 31, 2014. Diluted earnings per share were calculated using 16.3 million weighted-average equivalent shares outstanding in 2014 and 17.0 million in 2013. The decrease in shares year-over-year is due to purchases of approximately 0.5 million shares for treasury by the Company during 2014, and a lesser dilutive effect of outstanding equity-based compensation grants in 2014.
2013 as compared with 2012
The Company recorded revenue in 2013 and 2012 as follows:

					Year-over-
Year Ended December 31,	% of total	2013	% of total	2012	Year Change
(dollars in thousands)
North America	81.6%	$341,924	83.8%	$355,805	(3.9)%
Europe	18.4%	77,112	16.2%	68,610	12.4%
Total	100.0%	$419,036	100.0%	$424,415	(1.3)%
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

The Company’s European operations include Belgium, Luxembourg and the United Kingdom. When considering the year-over-year change in revenue in constant currencies, 2013 revenue from our European operations increased 9.0% compared with 2012. This strong increase in year-over-year revenue was in part due to strength in the Company’s European IT solutions services, and in part by the January 2013 acquisition of etrinity which added approximately $2.8 million in revenue during the year. The revenue increase was supported by the strength relative to the U.S. dollar of the currencies of Belgium and Luxembourg, and slightly offset by the currency of the United Kingdom. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In 2013 as compared with 2012, the average value of the Euro increased 3.3%, while the average value of the British Pound decreased 1.3%. A significant portion of the Company's revenue from its European operations is generated in Belgium and Luxembourg. Had there been no change in these exchange rates from 2012 to 2013, total European revenue would have been approximately $2.3 million lower, or $74.8 million as compared with the $77.1 million reported.
IBM was CTG’s largest customer in 2012 and 2013. Agreements to provide services as a predominant supplier to IBM’s Integrated Technology Services unit and as the sole provider to the Systems and Technology Group business unit accounted for approximately 92.3% of all of the services provided to IBM by the Company in 2013. In 2013, 2012, and 2011, IBM accounted for $101.0 million or 24.1%, $113.5 million or 26.7%, and $116.5 million or 29.4% of the Company’s consolidated revenue, respectively. In 2012, IBM spun its retail business off into another large company. While CTG retained the work, this reduced our revenue from IBM in 2012 by $3.2 million. The Company’s accounts receivable from IBM at December 31, 2013 and 2012 amounted to $11.0 million and $12.6 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in 2013 or 2012.
Direct costs were 78.8% of consolidated revenue in 2013 and 78.4% of consolidated revenue in 2012. The increase in direct costs as a percentage of revenue in 2013 compared with 2012 was due to a shift in the Company's business mix to a higher percentage of IT staffing services, which has a higher direct cost as a percentage of revenue than our IT solutions services.
SG&A expenses were 15.3% of revenue in 2013 as compared with 15.8% of revenue in 2012. The SG&A decrease as a percentage of revenue in 2013 as compared with 2012 is primarily due to lower levels of incentive compensation earned in 2013, and continued disciplined cost management.
Operating income was 5.9% of revenue in 2013 as compared with 5.8% of revenue in 2012. The increase in operating income year-over-year was primarily due to lower SG&A costs as a percentage of revenue. Operating income from North American operations was $21.8 million and $21.3 million in 2013 and 2012, respectively, while European operations generated operating income of $2.9 million and $3.2 million in 2013 and 2012, respectively. Operating income in 2013 would have been approximately $0.1 million lower if there had been no change in foreign currency exchange rates year-over-year.

Interest and other income (expense), net was (0.1)% of revenue in 2013 and 0.2% in 2012. Net other income in 2012 primarily resulted from the receipt of life insurance proceeds totaling approximately $1.3 million for two former executives who passed away during 2012. This income in 2012 was partially offset by bank fees.
The 2013 ETR was 35.6%, and the 2012 ETR was 36.5%. The ETR in 2013 was lower than the normal range primarily due to the recording of approximately $0.7 million of tax credits related to research and development activities, and approximately $0.4 million of tax credits related to the Company's participation in the Work Opportunity Tax Credit (WOTC) program offered by the federal government to companies who have hired individuals who have traditionally faced barriers to employment. The tax benefit for these two items for both 2013 and 2012 was recorded in 2013 as required under the applicable accounting guidelines, as the legislation extending these tax credits, the American Taxpayer Relief Act of 2012, was not passed by the U.S. federal government until January 2013. The benefit of these tax credits was partially offset by an increase of approximately $0.1 million in the valuation allowance associated with net operating losses incurred by certain foreign subsidiaries.
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

Net income for 2013 was 3.7% of revenue or $0.92 per diluted share, compared with net income of 3.8% of revenue or $0.96 per diluted share in 2012. Diluted earnings per share were calculated using 17.0 million weighted-average equivalent shares outstanding in 2013 and 16.8 million in 2012. The increase in shares year-over-year was due to additional actual shares outstanding during 2013 as compared with 2012 due to a higher number of stock options exercised by optionees in 2012 and 2013. This increase was partially offset by purchases of approximately 0.4 million and 0.3 million shares for treasury by the Company during 2013 and 2012, respectively.
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
Goodwill Valuation
As of December 31, 2014, goodwill recorded on our Consolidated Balance Sheet totaled $37.4 million, all of which relates to our Healthcare Solutions reporting unit. In connection with our annual goodwill impairment test, we make various assumptions in determining the estimated fair value of the Healthcare Solutions reporting unit. We perform an annual impairment review in the fourth quarter of each year.

In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. In 2014, the Company used the two-step approach to test goodwill for potential impairment. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

The impairment testing we perform may include estimates of future discounted cash flows, the appraised value of similar companies, or the appraised value of similar transactions from which the goodwill arose. On October 24, 2014, we performed our annual goodwill impairment test in conjunction with an external consultant and estimated the fair value of our Healthcare Solutions reporting unit based on a combination of the income and the market approach. The income approach uses a discounted cash flow (DCF) method which utilizes the present value of cash flows to estimate fair value of the reporting unit. The future cash flows for our Healthcare Solutions reporting unit were projected based on our estimates of future revenue, operating income and other factors such as working capital and capital expenditures. As part of our projections, we took into account expected industry and market conditions for the healthcare industry, as well as trends currently impacting our Healthcare Solutions business unit. The market approach utilizes multiples of revenue and earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of the reporting unit. The market multiples used for our Healthcare Solutions reporting unit were based on competitor industry data, along with the market multiples for the Company and other factors.

As part of our DCF analysis, we projected revenue and operating profit for 2015 through 2020, and assumed a long-term revenue growth rate of 3.0% in 2021, the “terminal year” for our analysis. We utilized a weighted-average cost of capital (WACC) of 15.0%, which reflected a 200 basis point increase related to additional risk in achieving our projections. Given the ongoing importance of technology solutions in supporting the continuing transformation within the healthcare industry, we believe our modest long-term growth rate and the WACC are reasonable to use for our future cash flow assumptions.

Under the market approach, we estimated fair value based on comparable companies' market multiples of revenue and EBITDA and factored in a control premium.

Under both the income and market approaches, the estimate of the fair value of the reporting unit as of October 24, 2014 exceeded the carrying value by approximately 40%. Based upon our analysis completed during the annual impairment testing performed in 2013 and 2012, the estimated fair value of the unit exceeded the carrying value by approximately 65% in 2013, and over 100% in 2012.

Finally, we compared our estimates of fair value to the Company’s October 24, 2014 total public market capitalization, which included factoring in the business operations that do not have goodwill, and assessed implied control premiums. Based on the results of this analysis, we concluded that the estimated fair value determined under our approach for the annual goodwill impairment test for our Healthcare Solutions reporting unit was reasonable. Under both the income approach and market approach, the estimated fair value was substantially in excess of the carrying value.

We concluded that the goodwill assigned to the Healthcare Solution reporting unit as of October 24, 2014 was not impaired and that the reporting unit was not at risk of failing step one of the goodwill impairment test as prescribed under the current accounting guidelines. However, the estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events. In the event the business significantly under achieves its goals for revenue and profit growth in future years, the carrying value for this business unit may not be supportable using a discounted cash flow projection, and an impairment charge may exist.

In 2013 and 2012, the Company utilized the provisions under Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which allows public entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this process, an entity is no longer required to calculate the fair value of a reporting unit unless the qualitative assessment shows that it is more likely than not that its fair value is less than its carrying amount. There were no factors that arose in 2013 and 2012 that led management to believe the goodwill balance was impaired.
Income Taxes—Valuation Allowances on Deferred Tax Assets
At December 31, 2014, the Company had a total of approximately $7.4 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards and state taxes. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.
At December 31, 2014, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $1.2 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at December 31, 2014, the Company had offset a portion of these assets with a valuation allowance totaling approximately $1.1 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.1 million.
The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in 2014 would have increased or decreased net income by approximately $169,400, or approximately $0.01 per diluted share.

Other Estimates
The Company has also made a number of estimates and assumptions relating to the reporting of its assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements pursuant to the rules and regulations of the SEC, the FASB, and other regulatory authorities. Such estimates primarily relate to the valuation of stock options for recording equity-based compensation expense, allowances for doubtful accounts receivable, investment valuation, incurred but not reported healthcare claims, legal matters, and estimates of progress toward completion and direct profit or loss on contracts, as applicable. As future events and their effect on the Company's operating results cannot be determined with precision, actual results could differ from these estimates. Changes in the economic climates in which the Company operates may affect these estimates and will be reflected in the Company’s financial statements in the event they occur.
Financial Condition and Liquidity
Cash provided by operating activities was $6.7 million, $19.0 million and $21.2 million in 2014, 2013 and 2012, respectively. In 2014, net income was $10.4 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, deferred compensation, and loss on the disposal of property, equipment and capitalized software totaled $7.7 million. In 2013 and 2012, net income was $15.7 million and $16.2 million, respectively, while the corresponding non-cash adjustments netted to $5.2 million and $5.9 million, respectively. The increase in non-cash adjustments in 2014 as compared with 2013 was primarily due to additional equity-based compensation expense of approximately $0.7 million associated with the death of the company's Chairman and CEO and a loss on impairment of the Company's IT solutions medical fraud, waste and abuse software solution. The decrease in non-cash adjustments in 2013 as compared with 2012 was primarily due to a decrease in deferred compensation of approximately $0.5 million.
Accounts receivable balances increased $2.6 million in 2014 as compared with 2013, decreased $5.2 million in 2013 as compared with 2012, and increased $2.2 million in 2012 as compared with 2011. The increase in the accounts receivable balance in 2014 resulted from an increase in days sales outstanding (DSO). DSO is calculated by dividing accounts receivable obtained from the consolidated balance sheet by average daily revenue for the fourth quarter of the respective year. DSO was 66 days at December 31, 2014, whereas the DSO at December 31, 2013 was 62 days. The increase in DSO was partially offset by a decrease in revenue in the 2014 fourth quarter of approximately 4.4% when compared with the 2013 fourth quarter. The decrease in the accounts receivable balance in 2013 as compared with 2012 resulted from a decrease in revenue in the 2013 fourth quarter of approximately 4.8% when compared with the 2012 fourth quarter. The decrease in revenue was offset by an increase in DSO of one day from 61 days at December 31, 2012. The increase in the accounts receivable balance in 2012 as compared with 2011 resulted from an increase in revenue in the 2012 fourth quarter of approximately 6.9% when compared with the 2011 fourth quarter. This increase in revenue was offset by a decrease in DSO of one day from 62 days at December 31, 2011.
Other assets increased $1.5 million in 2014, increased $1.6 million in 2013, and decreased less than $0.1 million in 2012. The increase in 2014 as compared with 2013 and the increase in 2013 as compared with 2012 were due to the Company electing to not borrow available funds from its life insurance policies which would have offset the increase in the cash surrender value of the policies. Accounts payable decreased $2.4 million in 2014, decreased $2.6 million in 2013, and decreased $0.3 million in 2012. The decrease in 2014 as compared with 2013 and decrease in 2013 as compared with 2012 was primarily due to the timing of certain payments near year-end. Accrued compensation decreased $3.2 million in 2014 primarily due to lower incentive compensation, decreased $1.1 million in 2013 primarily due to lower incentive compensation and headcount, and increased $1.0 million in 2012 primarily due to an increase in employee headcount of about 200 employees from 2011. Income taxes payable decreased $2.3 million in 2014 due to the timing of payments made in 2014 and lower taxable income, decreased $0.2 million in 2013, and decreased $1.1 million in 2012 due to the timing of payments made in 2012 and certain provision-to-return adjustments made when filing the Company's 2011 tax returns.
Investing activities used $3.0 million, $6.7 million, and $2.0 million of cash in 2014, 2013 and 2012, respectively, primarily due to additions to property, equipment and capitalized software of $3.1 million in 2014, $4.0 million in 2013, and $1.9 million in 2012. The Company has no significant commitments for the purchase of property or equipment at December 31, 2014, and does not expect the amount to be spent in 2015 on additions to property, equipment and capitalized software to significantly vary from the amount spent in 2014. Additionally, in 2013, the Company used approximately $2.5 million, net of cash received, to acquire etrinity, an IT services firm providing services in Belgium and the Netherlands.

Financing activities used $7.8 million of cash in 2014, used $7.1 million of cash in 2013, and used $1.3 million of cash in 2012. The Company recorded $3.2 million, $1.7 million, and $3.8 million during 2014, 2013, and 2012, respectively, from the proceeds from stock option exercises and excess tax benefits from equity-based compensation transactions. These amounts increased in 2014 primarily due to additional excess tax benefits recorded from a higher level of stock option exercises and vestings of restricted stock grants due to the death of the Company's Chairman and CEO. The increase in these balances in 2012 was larger as compared with 2013 due to a significant increase in the Company’s stock price during 2012 which led to a higher level of stock option exercises.
The Company began to pay a dividend in the first quarter of 2013, and increased the payout rate in 2014 as compared with 2013, resulting in cash outflows of $3.4 million in 2014 and $2.3 million in 2013.
During 2014, 2013 and 2012, the Company used $7.4 million, $7.3 million, and $4.6 million, respectively, to purchase approximately 0.5 million, 0.4 million, and 0.3 million shares of its stock for treasury. Approximately 0.6 million, 1.1 million, and 0.5 million shares remained authorized for future purchases under the Company’s share repurchase plan at December 31, 2014, 2013 and 2012, respectively. During October 2013, the Company's Board of Director's authorized 1.0 million additional shares for future stock repurchases under the program. At December 31, 2014, 2013 and 2012, the Company also experienced changes in its cash account overdrafts, which are primarily due to the timing of payments near year-end, of $0.4 million, $0.5 million, and $(0.8) million, respectively.
The Company's revolving credit agreement expired in April 2014 and previously allowed the Company to borrow up to $35.0 million. During April 2014, the Company entered into a new demand line of credit with its banks totaling $40.0 million, and did not have any amount outstanding under this credit agreement at December 31, 2014. Although the Company did not have any borrowings outstanding under its line of credit at December 31, 2013, there was a letter of credit issued as of that date totaling $0.6 million. The Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. The Company did not borrow any funds under its credit agreements during 2014, 2013 or 2012.
Previously under its revolving credit line, the Company was required to meet certain financial covenants in order to maintain borrowings, pay dividends, and make acquisitions. There are no measured financial covenants under the new demand line of credit. The Company was in compliance with its previously required covenants at December 31, 2013 and December 31, 2012.
Of the total cash and cash equivalents reported on the consolidated balance sheet at December 31, 2014 of $40.9 million, approximately $10.7 million is held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. During January 2013, the Company used a net $2.5 million held by its foreign operations to purchase etrinity. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and has no intention of doing so in the foreseeable future as the funds are generally required to meet the working capital needs of its foreign operations.
The Company believes existing internally available funds, cash potentially generated from future operations, and borrowings available under the Company's demand line of credit totaling $40.0 million at December 31, 2014 will be sufficient to meet foreseeable working capital and capital expenditure needs, pay dividends (if any are declared), fund stock repurchases (if any are made), and to allow for future internal growth and expansion.
Off-Balance Sheet Arrangements
The Company did not have off-balance sheet arrangements or transactions in 2014, 2013 or 2012 other than guarantees in our European operations which support office leases and performance under government contracts. These guarantees totaled approximately $1.6 million at December 31, 2014. The balance of the guarantees decreased in 2014 due to a renegotiation of the lease agreement associated with the Company's Belgium office, as well as due to a decrease in the value of the Euro as compared with the US dollar.
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

Contractual Obligations
The Company intends to satisfy its contractual obligations from operating cash flows, and, if necessary, from draws on its demand credit line. A summary of the Company’s contractual obligations at December 31, 2014 is as follows:

(in millions)		Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-term debt	A	$—	$—	$—	$—	$—
Capital lease obligations	B	—	—	—	—	—
Operating lease obligations	C	12.6	5.0	6.2	1.4	—
Purchase obligations	D	2.9	2.3	0.6	—	—
Deferred compensation benefits (U.S.)	E	6.3	0.7	1.3	1.3	3.0
Deferred compensation benefits Europe	F	2.5	0.2	0.3	0.5	1.5
Other long-term liabilities	G	0.3	—	0.1	0.1	0.1
Total		$24.6	$8.2	$8.5	$3.3	$4.6

A
A $40.0 million demand credit line (LOC) was entered into in April 2014. The Company uses this LOC to fund its working capital obligations as needed, primarily funding the U.S. bi-weekly payroll. There were no borrowings outstanding under the Agreement at December 31, 2014.

B	The Company does not have any capital lease obligations outstanding at December 31, 2014.

C
Operating lease obligations relate to the rental of office space, office equipment, and automobiles leased in the Company’s European operations. Total rental expense under operating leases in 2014, 2013 and 2012 was approximately $7.0 million, $7.0 million, and $6.3 million, respectively.

D
The Company’s purchase obligations in 2015, 2016 and 2017 total approximately $2.9 million, including $1.2 million for software maintenance, support and related fees, $0.6 million for telecommunications, $0.6 million for recruiting services, $0.4 million for professional organization memberships, and $0.1 million for computer-based training courses.

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

The Company also has a non-qualified defined-contribution deferred compensation plan for certain key executives. Contributions to this plan in 2014 were $0.2 million. The Company anticipates making contributions totaling approximately $0.1 million in 2015 to this plan for amounts earned in 2014.

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
During 2014, revenue was affected by the year-over-year foreign currency exchange rate changes of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. Had there been no change in these exchange rates from 2013 to 2014, total European revenue would have been approximately $0.2 million lower in 2014, or $78.1 million as compared with the $78.3 million reported. Operating income in the Company’s European operations would have been approximately $0.1 million higher if there had been no change in foreign currency exchange rates year-over-year.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Computer Task Group, Incorporated:

We have audited the accompanying consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Task Group, Incorporated and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Computer Task Group, Incorporated’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”, and our report dated February 25, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Buffalo, New York
February 25, 2015

Consolidated Statements of Income

Year Ended December 31,	2014	2013	2012
(amounts in thousands, except per-share data)
Revenue	$393,268	$419,036	$424,415
Direct costs	313,930	330,327	333,086
Selling, general and administrative expenses	62,186	63,982	66,867
Operating income	17,152	24,727	24,462
Interest and other income	111	58	156
Non-taxable life insurance proceeds	—	—	1,268
Interest and other expense	325	446	441
Income before income taxes	16,938	24,339	25,445
Provision for income taxes	6,588	8,660	9,280
Net income	$10,350	$15,679	$16,165
Net income per share:
Basic	$0.68	$1.02	$1.07
Diluted	$0.64	$0.92	$0.96
Weighted average shares outstanding:
Basic	15,120	15,365	15,172
Diluted	16,260	16,954	16,841

Cash dividend declared per share	$0.24	$0.20	$—

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2014	2013	2012
(amounts in thousands)
Net Income	$10,350	$15,679	$16,165

Foreign currency adjustment	(2,274)	717	370
Pension loss adjustment, net of taxes of $(428), $235, and $(396) in 2014, 2013, and 2012, respectively	(4,614)	1,258	(2,820)
Other comprehensive income (loss)	(6,888)	1,975	(2,450)

Comprehensive income	$3,462	$17,654	$13,715

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

December 31,	2014	2013
(amounts in thousands, except share balances)
Assets
Current Assets:
Cash and cash equivalents	$40,862	$46,227
Accounts receivable, net of allowances of $891 and $1,040 in 2014 and 2013, respectively	67,843	67,422
Prepaid and other current assets	1,817	1,657
Income taxes receivable	1,684	—
Deferred income taxes	1,079	1,113
Total current assets	113,285	116,419
Property, equipment and capitalized software, net	6,793	8,241
Goodwill	37,409	37,638
Deferred income taxes	6,364	6,487
Other assets	6,157	4,750
Investments	788	896
Total assets	$170,796	$174,431
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$8,865	$9,536
Accrued compensation	27,371	31,460
Advance billings on contracts	1,973	2,467
Dividend payable	896	748
Other current liabilities	4,955	4,086
Income taxes payable	—	632
Total current liabilities	44,060	48,929
Deferred compensation benefits	15,480	11,224
Other long-term liabilities	290	436
Total liabilities	59,830	60,589
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	125,884	122,531
Retained earnings	118,999	112,277
Less: Treasury stock of 8,486,172 and 8,488,404 shares at cost, in 2014 and 2013, respectively	(63,511)	(57,163)
Stock Trusts of 3,363,351 shares at cost in both periods	(55,083)	(55,083)
Other	—	(285)
Accumulated other comprehensive loss	(15,593)	(8,705)
Total shareholders’ equity	110,966	113,842
Total liabilities and shareholders’ equity	$170,796	$174,431

The accompanying notes are an integral part of these consolidated financial statements.
Consolidated Statements of Cash Flows

Year Ended December 31,	2014	2013	2012
(amounts in thousands)
Cash flow from operating activities:
Net income	$10,350	$15,679	$16,165
Adjustments:
Depreciation and amortization expense	2,974	2,796	2,919
Equity-based compensation expense	3,088	2,647	2,236
Deferred income taxes	204	(350)	116
Deferred compensation	(103)	128	600
Loss on disposals of property, equipment and capitalized software	1,546	—	20
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,594)	5,213	(2,239)
(Increase) decrease in prepaid and other current assets	(189)	(154)	403
(Increase) decrease in other assets	(1,537)	(1,610)	50
Decrease in accounts payable	(2,372)	(2,607)	(293)
Increase (decrease) in accrued compensation	(3,230)	(1,107)	1,002
Decrease in income taxes payable	(2,261)	(232)	(1,067)
Increase (decrease) in advance billings on contracts	(431)	(361)	707
Increase (decrease) in other current liabilities	1,050	(869)	732
Increase (decrease) in other long-term liabilities	213	(182)	(195)
Net cash provided by operating activities	6,708	18,991	21,156
Cash flow from investing activities:
Acquisition of business, net of cash received	—	(2,488)	—
Additions to property and equipment	(1,410)	(2,266)	(1,872)
Additions to capitalized software	(1,683)	(1,686)	—
Deferred compensation plan investments, net	109	(269)	(113)
Proceeds from sales of property and equipment	—	—	5
Net cash used in investing activities	(2,984)	(6,709)	(1,980)
Cash flow from financing activities:
Proceeds from stock option plan exercises	1,241	561	1,144
Excess tax benefits from equity-based compensation	1,964	1,119	2,615
Proceeds from Employee Stock Purchase Plan	323	368	294
Change in cash overdraft, net	(424)	506	(777)
Dividends paid	(3,422)	(2,274)	—
Purchase of stock for treasury	(7,432)	(7,343)	(4,591)
Net cash used in financing activities	(7,750)	(7,063)	(1,315)
Effect of exchange rates on cash and cash equivalents	(1,339)	394	339
Net increase (decrease) in cash and cash equivalents	(5,365)	5,613	18,200
Cash and cash equivalents at beginning of year	46,227	40,614	22,414
Cash and cash equivalents at end of year	$40,862	$46,227	$40,614

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

									Accumulated Other Comprehensive Income (loss)
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Stock Trusts				Total Shareholders’ Equity
	Shares	Amount			Shares	Amount	Shares	Amount		Other
(amounts in thousands)
Balances as of December 31, 2011	27,018	$270	$115,895	$83,479	8,541	$(47,320)	3,363	$(55,083)	$(8,230)	$(206)	$88,805
Employee Stock Purchase Plan share issuance	—	—	181	—	(19)	113	—	—	—	—	294
Stock Option Plan share issuance, net	—	—	(1,310)	—	(476)	1,533	—	—	—	—	223
Excess tax benefits from equity-based compensation	—	—	2,615	—	—	—	—	—	—	—	2,615
Restricted stock plan share issuance/forfeiture	—	—	(660)	—	(70)	(164)	—	—	—	—	(824)
Deferred compensation plan share issuance	—	—	226	—	(26)	127	—	—	—	(45)	308
Purchase of stock	—	—	—	—	326	(4,591)	—	—	—	—	(4,591)
Equity-based compensation	—	—	2,236	—	—	—	—	—	—	—	2,236
Net income	—	—	—	16,165	—	—	—	—	—	—	16,165
Foreign currency adjustment	—	—	—	—	—	—	—	—	370	—	370
Pension loss adjustment, net of tax	—	—	—	—	—	—	—	—	(2,820)	—	(2,820)
Balances as of December 31, 2012	27,018	270	119,183	99,644	8,276	(50,302)	3,363	(55,083)	(10,680)	(251)	102,781
Employee Stock Purchase Plan share issuance	—	—	248	—	(19)	120	—	—	—	—	368
Stock Option Plan share issuance, net	—	—	(183)	—	(110)	687	—	—	—	—	504
Excess tax benefits from equity-based compensation	—	—	1,119	—	—	—	—	—	—	—	1,119
Restricted stock plan share issuance/forfeiture	—	—	(567)	—	(52)	(364)	—	—	—	—	(931)
Deferred compensation plan share issuance	—	—	84	—	(6)	39	—	—	—	(34)	89
Purchase of stock	—	—	—	—	399	(7,343)	—	—	—	—	(7,343)
Equity-based compensation	—	—	2,647	—	—	—	—	—	—	—	2,647
Net income	—	—	—	15,679	—	—	—	—	—	—	15,679
Dividends declared	—	—	—	(3,046)	—	—	—	—	—	—	(3,046)
Foreign currency adjustment	—	—	—	—	—	—	—	—	717	—	717
Pension loss adjustment, net of tax	—	—	—	—	—	—	—	—	1,258	—	1,258
Balances as of December 31, 2013	27,018	270	122,531	112,277	8,488	(57,163)	3,363	(55,083)	(8,705)	(285)	113,842

(continued on next page)

									Accumulated Other Comprehensive Income (loss)
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Stock Trusts				Total Shareholders’ Equity
	Shares	Amount			Shares	Amount	Shares	Amount		Other
(amounts in thousands)
Balances as of December 31, 2013	27,018	270	122,531	112,277	8,488	(57,163)	3,363	(55,083)	(8,705)	(285)	113,842
Employee Stock Purchase Plan share issuance	—	—	145	—	(24)	178	—	—	—	—	323
Stock Option Plan share issuance, net	—	—	(2,082)	—	(513)	3,056	—	—	—	—	974
Excess tax benefits from equity-based compensation	—	—	1,964	—	—	—	—	—	—	—	1,964
Restricted stock plan share issuance/forfeiture	—	—	(247)	—	84	(2,498)	—	—	—	—	(2,745)
Deferred compensation plan share issuance	—	—	485	—	(48)	348	—	—	—	285	1,118
Purchase of stock	—	—	—	—	499	(7,432)	—	—	—	—	(7,432)
Equity-based compensation	—	—	3,088	—	—	—	—	—	—	—	3,088
Net income	—	—	—	10,350	—	—	—	—	—	—	10,350
Dividends declared	—	—	—	(3,628)	—	—	—	—	—	—	(3,628)
Foreign currency adjustment	—	—	—	—	—	—	—	—	(2,274)	—	(2,274)
Pension loss adjustment, net of tax	—	—	—	—	—	—	—	—	(4,614)	—	(4,614)
Balances as of December 31, 2014	27,018	$270	$125,884	$118,999	8,486	$(63,511)	3,363	$(55,083)	$(15,593)	$—	$110,966

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of Computer Task Group, Incorporated, and its subsidiaries (the Company or CTG), located primarily in North America and Europe. There are no unconsolidated entities, or off-balance sheet arrangements other than certain guarantees supporting office leases or the performance under government contracts in the Company's European operations. All inter-company accounts and transactions have been eliminated. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Such estimates primarily relate to the valuation of goodwill, valuation allowances for deferred tax assets, actuarial assumptions including discount rates and expected rates of return, as applicable, for the Company’s defined benefit plans, the allowance for doubtful accounts receivable, assumptions underlying stock option valuation, investment valuation, estimates of progress toward completion and direct profit or loss on contracts, legal matters, and other contingencies. The current economic environments in the United States, Canada, and Western Europe where the Company has operations have increased the degree of uncertainty inherent in these estimates and assumptions. Actual results could differ from those estimates.
The Company operates in one industry segment, providing IT services to its clients. These services include IT Solutions and IT and other Staffing. CTG provides these primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. In certain limited instances for a small number of clients, the Company provides administrative or warehouse employees to clients to supplement the IT resources we place at those clients. The Company promotes a significant portion of its services through four vertical market focus areas: Healthcare (which includes services provided to healthcare providers, health insurers, and life sciences companies), Technology Service Providers, Financial Services, and Energy. The Company focuses on these four vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.
CTG’s revenue by vertical market as a percentage of consolidated revenue for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Healthcare	28.6%	31.4%	33.0%
Technology service providers	26.4%	28.0%	30.8%
Financial services	7.9%	6.8%	6.1%
Energy	6.1%	6.2%	6.0%
General markets	31.0%	27.6%	24.1%
Total	100.0%	100.0%	100.0%
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
The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods as a percentage of consolidated revenue for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Time-and-material	86.2%	88.8%	90.3%
Progress billing	11.2%	8.8%	7.9%
Percentage-of-completion	2.6%	2.4%	1.8%
Total	100.0%	100.0%	100.0%
The Company includes billable expenses in its accounts as both revenue and direct costs. These billable expenses totaled $8.6 million, $11.8 million, and $13.4 million in 2014, 2013 and 2012, respectively.
Software Revenue Recognition
In 2012 and 2013, the Company performed services for a customer under a series of contracts that provided for application customization and integration services, specifically utilizing one of the software tools the Company had developed for internal use. These services were provided under a software-as-a-service model. As the contracts were closely interrelated and dependent on each other, for accounting purposes the contracts were considered to be one arrangement. As the project included significant modification and customization services to transform the previously developed software tool into an expanded tool intended to meet the customer’s requirements, the percentage-of-completion method of contract accounting was utilized for the project.
Fair Value
Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants. The Company utilizes a fair value hierarchy for its assets and liabilities, as applicable, based upon three levels of input, which are:
Level 1—quoted prices in active markets for identical assets or liabilities (observable)
Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)
Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)
At December 31, 2014 and 2013, the carrying amounts of the Company’s cash of $40.9 million and $46.2 million, respectively, approximated fair value.
The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the years ended December 31, 2014 or 2013.
Life Insurance Policies
The Company has purchased life insurance on the lives of certain plan participants, all who were former employees, in the non-qualified defined benefit Executive Supplemental Benefit Plan. Those policies have generated cash surrender value, and the Company has taken loans against the policies. At December 31, 2014 and December 31, 2013, these insurance policies had a gross cash surrender value of $27.6 million and $26.2 million, respectively, loans had been taken totaling $23.1 million in both periods, and the net cash surrender value balance of $4.5 million and $3.1 million, respectively, was included on the consolidated balance sheet in “Other Assets” under non-current assets.

At December 31, 2014, the total death benefit for the remaining policies was approximately $38.8 million. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $15.1 million after the payment of outstanding loans and other commitments, and record a gain of approximately $11.2 million.
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
Trade Accounts Receivable
Trade accounts receivable balances are expected to be received on average approximately 65 days from the date of invoice. Generally, the Company does not work on any projects where amounts due are expected to be received greater than one year from the date of the invoice. Accordingly, the recorded book value for the Company’s accounts receivable equals fair value. Outstanding trade accounts receivable are generally considered past due when they remain unpaid after the contractual due date has passed. An allowance for doubtful accounts receivable (allowance) is established using management’s judgment. Specific identification of balances that are significantly past due and where customer payments have not been recently received are generally added to the allowance unless the Company has direct knowledge that the customer intends to make payment. Additionally, any balances which relate to a customer that has declared bankruptcy or ceased its business operations are added to the allowance at the amount not expected to be received.
Bad debt expense, net of recoveries, was approximately $(31,000), $0.2 million, and $(40,000) in 2014, 2013, and 2012, respectively.

Property, Equipment and Capitalized Software Costs
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
As of December 31, 2014 and December 31, 2013, the Company had capitalized costs relating to software projects developed for internal use. Amortization periods for these projects range from two to five years, and begin when the software, or enhancements thereto, is available for its intended use. Amortization periods are evaluated annually for propriety.
Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such circumstances exist, the recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell. The Company does not have any long-lived assets that are impaired or that it intends to dispose of at December 31, 2014.

Leases
The Company is obligated under a number of short and long-term operating leases, primarily for the rental of office space, office equipment, and for automobiles in our European operations. In instances where the Company has negotiated leases that contain rent holidays or escalation clauses, the expense for those leases is recognized monthly on a straight-line basis over the term of the lease.
Goodwill
The Company had a goodwill balance of $37.4 million at December 31, 2014. This balance increased by approximately $2.0 million during 2013 due to the acquisition of etrinity. The balance is evaluated annually as of the Company’s October fiscal month-end (the measurement date), or more frequently if facts and circumstances indicate impairment may exist. This evaluation, as applicable, is based on estimates and assumptions that may be used to analyze the appraised value of similar transactions from which the goodwill arose, the appraised value of similar companies, or estimates of future discounted cash flows. The estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events.
At the respective measurement dates for 2014, 2013, and 2012, the Company completed its annual valuation of the business to which the Company’s goodwill relates. In 2014, the Company utilized the services of an external valuation consultant, while in 2013 and 2012, the Company utilized the provisions under Accounting Standards Update No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allow public entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this process, an entity is no longer required to calculate the fair value of a reporting unit unless the qualitative assessment shows that it is more likely than not that its fair value is less than its carrying amount. From its reviews, the Company believes the fair value of the business continues to be substantially in excess of the carrying value of the business. Additionally, there are no other facts or circumstances which arose during 2014, 2013 or 2012 that led management to believe the goodwill balance was impaired.
Other Intangible Assets
The Company recorded approximately $0.4 million of other intangible assets in 2013 resulting from the acquisition of etrinity. Previously, the Company did not have any other intangible assets recorded on its accounts. These intangible assets include customer relationships, trademarks, and non-compete agreements, and are being amortized over periods ranging from two to seven years. Total amortization expense recognized in both 2014 and 2013 was approximately $0.1 million.

Income Taxes
The Company provides for deferred income taxes for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. In assessing the realizability of deferred tax assets, management considers within each tax jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. The Company recognizes, as applicable, accrued interest and penalties related to unrecognized tax benefits (if any) in tax expense.
Equity-Based Compensation
The Company records the fair value of equity-based compensation expense for all equity-based compensation awards granted subsequent to January 1, 2006. The calculated fair value cost of its equity-based compensation awards is recognized in the Company’s income statement over the period in which an employee or director is required to provide the services for the award. Compensation cost is not recognized for employees or directors that do not render the requisite services. The Company recognized the expense for equity-based compensation in its 2014, 2013, and 2012 statements of income on a straight-line basis based upon awards that are ultimately expected to vest. See note 10, “Equity-Based Compensation.”

Net Income Per Share
Basic and diluted earnings per share (EPS) for the years ended December 31, 2014, 2013, and 2012 are as follows:

For the year ended	Net Income	Weighted Average Shares	Earnings per Share
(amounts in thousands, except per-share data)
December 31, 2014
Basic EPS	$10,350	15,120	$0.68
Dilutive effect of outstanding equity instruments	—	1,140	(0.04)
Diluted EPS	$10,350	16,260	$0.64
December 31, 2013
Basic EPS	$15,679	15,365	$1.02
Dilutive effect of outstanding equity instruments	—	1,589	(0.10)
Diluted EPS	$15,679	16,954	$0.92
December 31, 2012
Basic EPS	$16,165	15,172	$1.07
Dilutive effect of outstanding equity instruments	—	1,669	(0.11)
Diluted EPS	$16,165	16,841	$0.96
Weighted-average shares represent the average number of issued shares less treasury shares and shares held in the Stock Trusts, and for the basic EPS calculations, unvested restricted stock.
Certain options representing 0.6 million, 0.1 million, and 0.1 million shares of common stock were outstanding at December 31, 2014, 2013, and 2012, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

Accumulated Other Comprehensive Loss
The components that comprised accumulated other comprehensive loss on the consolidated balance sheets at December 31, 2014, 2013, and 2012 are as follows:

	2014	2013	2012
(amounts in thousands)
Foreign currency adjustment	$(5,811)	$(3,537)	$(4,254)
Pension loss adjustment, net of tax of $1,233 in 2014, $805 in 2013, and $1,040 in 2012	(9,782)	(5,168)	(6,426)
	$(15,593)	$(8,705)	$(10,680)
During 2014 and 2013, actuarial losses were amortized to expense as follows:

(amounts in thousands)	2014	2013
Amortization of actuarial losses	$201	$277
Income tax	(51)	(72)
Net of tax	$150	$205

The amortization of actuarial losses is included in determining net periodic pension cost. See note 7, "Deferred Compensation Benefits" for additional information.

Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date, for equity accounts using historical exchange rates, and for revenue and expense activity using the applicable month’s average exchange rates. The Company recorded nominal losses in 2014, 2013, and 2012 from foreign currency transactions for balances settled during the year or intended to be settled as of each respective year-end.
Guarantees
The Company has a number of guarantees in place in our European operations which support office leases and performance under government projects. These guarantees totaled approximately $1.6 million and $2.7 million at December 31, 2014 and 2013, respectively, and generally have expiration dates ranging from January 2015 through June 2019. The dollar value of the guarantees decreased at December 31, 2014 as compared with December 31, 2013 due to a renegotiation of the office lease agreement for the Company's Belgium office as well as a decrease in the value of the Euro as compared with the US dollar during 2014.
Acquisition
In January 2013, the Company acquired etrinity, a provider of IT services to the healthcare market in Belgium and the Netherlands for approximately $2.8 million. Founded in 2000, etrinity's 2014, 2013 and 2012 revenue approximated U.S. $2.1 million, $2.8 million, and $3.0 million, respectively. The firm's IT services are targeted to the healthcare provider market and include clinical systems integration and implementation, application management, technology support for medical imaging, training, and technical resources.
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

2.     Property, Equipment and Capitalized Software
Property, equipment and capitalized software at December 31, 2014 and 2013 are summarized as follows:

December 31,	Useful Life	2014	2013
(amounts in thousands)	(years)
Land	-	$378	$378
Buildings	30	4,342	4,342
Equipment	2 - 5	6,904	7,372
Furniture	5 - 10	3,224	3,088
Capitalized software	2 - 5	5,505	5,784
Other software	1 - 5	2,761	2,869
Leasehold improvements	3 - 10	4,521	4,554
		27,635	28,387
Accumulated depreciation and amortization		(20,842)	(20,146)
		$6,793	$8,241
The Company recorded additions to capitalized software of $1.7 million in both of the years ended December 31, 2014 and December 31, 2013. As of these dates the Company had capitalized a total of $5.5 million and $5.8 million, respectively, solely for software projects developed for internal use. Accumulated amortization for these projects totaled $4.2 million and $3.4 million as of December 31, 2014 and 2013, respectively.
Amortization expense for these projects totaled $1.2 million, $1.2 million, and $1.7 million in 2014, 2013, and 2012, respectively.
During the 2014 fourth quarter, the Company recorded the expense for the impairment of one of its capitalized software projects (fraud, waste and abuse software solution) after determining that it had no net realizable value. The impairment was a result of nominal sales results for this software solution in recent years, and the uncertainty of sales in the foreseeable future. The remaining net asset value, totaling approximately $1.5 million, was expensed to direct costs in the fourth quarter operating results. The Company recorded the charge in the 2014 fourth quarter as several sales opportunities that had been considered viable throughout 2014 ended late in the year without any sales.

3.     Investments
The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At December 31, 2014 and 2013, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.8 million and $0.9 million, respectively, and were measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see note 1 “Summary of Significant Accounting Policies—Fair Value”). Unrealized gains and losses on these securities are recorded in earnings and were nominal in 2014, 2013, and 2012.

4.	Debt

The Company's revolving credit agreement expired in April 2014 and previously allowed the Company to borrow up to $35.0 million. During April 2014, the Company entered into a new, demand line of credit with its banks totaling $40.0 million. At both December 31, 2014 and 2013, there were no amounts outstanding under either of these credit agreements. Although there were no borrowings outstanding, at December 31, 2013 there was a $0.6 million letter of credit issued under the revolving credit agreement. The Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. The Company did not borrow any funds under its credit agreements during 2014, 2013 or 2012.

The Company was previously required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. There are no measured financial covenants under the new demand line of credit. The Company was in compliance with its previously required covenants at December 31, 2013. The Company incurred commitment fees totaling approximately $0.1 million in both 2013 and 2012 relating to the revolving credit agreement.

5.     Income Taxes
The provision for income taxes for 2014, 2013, and 2012 consists of the following:

	2014	2013	2012
(amounts in thousands)
Domestic and foreign components of income before income taxes are as follows:
Domestic	$14,885	$22,313	$23,028
Foreign	2,053	2,026	2,417
Total income before income taxes	$16,938	$24,339	$25,445
The provision (benefit) for income taxes consists of:
Current tax:
U.S. federal	$4,023	$6,133	$6,778
Foreign	1,505	1,469	1,393
U.S. state and local	831	1,409	993
Total current tax	6,359	9,011	9,164
Deferred tax:
U.S. federal	273	(245)	55
Foreign	(97)	(34)	—
U.S. state and local	53	(72)	61
Total deferred tax	229	(351)	116
Total tax	$6,588	$8,660	$9,280
The effective and statutory income tax rate can be reconciled as follows:
Tax at statutory rate of 35% / 34%	$5,928	$8,519	$8,906
State tax, net of federal benefit	578	877	685
Non-taxable income	(520)	(563)	(993)
Non-deductible expenses	803	963	796
Change in estimate primarily related to foreign taxes	134	128	41
Change in estimate primarily related to state taxes and tax reserves	—	(172)	50
Change in estimate primarily related to U.S. federal taxes	—	—	(157)
Tax credits	(421)	(1,117)	—
Other, net	86	25	(48)
Total tax	$6,588	$8,660	$9,280
Effective income tax rate	38.9%	35.6%	36.5%
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

The Company’s deferred tax assets and liabilities at December 31, 2014 and 2013 consist of the following:

December 31,	2014	2013
(amounts in thousands)
Assets
Deferred compensation	$8,358	$8,005
Loss carryforwards	1,240	1,208
Accruals deductible for tax purposes when paid	452	409
Depreciation	56	57
Allowance for doubtful accounts	300	324
State taxes	767	836
Gross deferred tax assets	11,173	10,839
Deferred tax asset valuation allowance	(3,135)	(2,170)
Gross deferred tax assets less valuation allowance	8,038	8,669
Liabilities
Depreciation	(470)	(965)
Other	(125)	(197)
Gross deferred tax liabilities	(595)	(1,162)
Net deferred tax assets	$7,443	$7,507
Net deferred tax assets and liabilities are recorded as follows:
Net current assets	$1,079	$1,113
Net non-current assets	6,364	6,487
Net non-current liabilities	—	(93)
Net deferred tax assets	$7,443	$7,507
In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, the availability of qualified professional staff, and a decrease in demand for IT services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at December 31, 2014, management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.
For tax purposes, the Company has various U.S. state net operating loss carryforwards which began to expire in 2011, and have approximately $0.1 million remaining. These net operating losses have a carryforward period of 5 to 20 years. The Netherlands net operating loss carryforward is approximately $1.4 million, and began to expire in 2014, while in the United Kingdom and Belgium, the net operating loss carryforwards are approximately $3.6 million and $0.2 million, respectively, and have no expiration date.

At December 31, 2014, the Company has a deferred tax asset before the valuation allowance in the United States resulting from net operating losses in various states of approximately $0.1 million, in the United Kingdom of approximately $0.8 million, in Belgium of approximately $0.1 million, and in the Netherlands of approximately $0.4 million. Management has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future years, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of the deferred tax asset totaling $1.2 million will be realized at any point in the future. Accordingly, at December 31, 2014, the Company has offset most of the asset with a valuation allowance totaling $1.1 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.1 million. During 2014, the net increase in the valuation allowance was approximately $1.0 million.
The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2010.
A reconciliation of unrecognized tax benefits for 2014 and 2013 is as follows:

(amounts in thousands)
Balance at January 1, 2013	$173
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	(24)
Settlements	(149)
Balance at December 31, 2013	—
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Settlements	—
Balance at December 31, 2014	$—
No significant increase in the total amount of unrecognized tax benefits is expected within the next twelve months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits (if any) in tax expense, as applicable. At December 31, 2014, the Company had no accrual for the payment of interest and penalties.
The Company will establish an unrecognized tax benefit based upon the anticipated outcome of tax positions taken for financial statement purposes compared with positions taken on the Company’s tax returns. The Company records the benefit for unrecognized tax benefits only when it is more likely than not that the position will be sustained upon examination by the taxing authorities. The Company reviews its unrecognized tax benefits on a quarterly basis. Such reviews include consideration of factors such as the cause of the action, the degree of probability of an unfavorable outcome, the Company’s ability to estimate the liability, and the timing of the liability and how it will impact the Company’s other tax attributes. At December 31, 2014, the Company believes it has adequately provided for its tax-related liabilities, and that no reserve for unrecognized tax benefits is necessary.
At December 31, 2014, the undistributed earnings of foreign subsidiaries amounted to approximately $18.4 million. A deferred tax liability for the taxes related to these unremitted accumulated foreign earnings has not been provided for as the determination of the estimated liability is not practicable and because undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.
In 2014, 2013, and 2012, a total of 543,000, 87,000, and 461,000 shares of common stock, respectively, were issued through the exercise of non-qualified stock options or through the disqualifying disposition of incentive stock options. The tax benefit to the Company from these transactions, which was credited to capital in excess of par value rather than recognized as a reduction of income tax expense, was $2.0 million, $0.5 million, and $2.2 million in 2014, 2013, and 2012, respectively. These tax benefits have also been recognized in the consolidated balance sheets as a reduction of income taxes payable.

Net income tax payments during 2014, 2013, and 2012 totaled $5.8 million, $7.1 million, and $6.5 million, respectively.

6.	Lease Commitments
At December 31, 2014, the Company was obligated under a number of long-term operating leases, some of which contain renewal options with escalation clauses commensurate with local market fluctuations, however, generally limiting the increase to no more than 5.0% of the existing lease payment.
Minimum future obligations under such leases as of December 31, 2014 are summarized as follows:

(amounts in thousands)
2015	$5,046
2016	3,740
2017	2,459
2018	1,091
2019	269
Later years	—
Minimum future obligations	$12,605
The operating lease obligations relate to the rental of office space, office equipment, and automobiles leased in Europe. Total rental expense under such operating leases for 2014, 2013, and 2012 was approximately $7.0 million, $7.0 million, and $6.3 million, respectively.

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
Net periodic pension cost for the years ended December 31, 2014, 2013, and 2012 for the ESBP is as follows:

Net Periodic Pension Cost—ESBP	2014	2013	2012
(amounts in thousands)
Interest cost	$276	$243	$338
Amortization of actuarial loss	138	191	279
Net periodic pension cost	$414	$434	$617

The Company also retained a contributory defined-benefit plan for its previous employees located in the Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003. Net periodic pension cost was approximately $90,000, $49,000, and $118,000 for the years ending December 31, 2014, 2013 and 2012, respectively.

The change in benefit obligation and reconciliation of fair value of plan assets for the years ended December 31, 2014 and 2013 for the ESBP and NDBP are as follows:

	ESBP		NDBP
Changes in Benefit Obligation	2014	2013	2014	2013
(amounts in thousands)
Benefit obligation at beginning of period	$7,499	$8,405	$11,635	$11,913
Interest cost	276	243	358	333
Benefits paid	(737)	(720)	(159)	(141)
Actuarial loss (gain)	1,236	(429)	4,896	(939)
Effect of exchange rate changes	—	—	(1,798)	469
Benefit obligation at end of period	8,274	7,499	14,932	11,635
Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of period	—	—	8,752	8,143
Actual return on plan assets	—	—	359	351
Employer contributions	737	720	—	—
Benefits paid	(737)	(720)	(159)	(141)
Administrative costs	—	—	—	52
Effect of exchange rate changes	—	—	(1,042)	347
Fair value of plan assets at end of period	—	—	7,910	8,752
Accrued benefit cost	$8,274	$7,499	$7,022	$2,883
Accrued benefit cost is included in the consolidated balance sheet as follows:
Current liabilities	$714	$704	$—	$—
Non-current liabilities	$7,560	$6,795	$7,022	$2,883
Discount rates:
Benefit obligation	3.30%	3.87%	1.50%	3.20%
Net periodic pension cost	3.87%	3.02%	3.20%	2.80%
Salary increase rate	—%	—%	—%	—%
Expected return on plan assets	—%	—%	4.00%	4.00%
For the ESBP, the accumulated benefit obligation at December 31, 2014 and 2013 was $8.3 million and $7.5 million, respectively. The amounts included in other comprehensive loss relating to the pension loss adjustment in 2014 and 2013, net of tax, were approximately $0.7 million and $(0.4) million, respectively. The discount rate used in 2014 was 3.30%, which is reflective of a series of bonds that are included in the Moody’s Aa long-term corporate bond yield whose cash flow approximates the payments to participants under the ESBP for the remainder of the plan. This rate was a decrease of 57 basis points from the rate used in the prior year and resulted in an increase in the plan’s liabilities of approximately $0.4 million. Benefits paid to participants are funded by the Company as needed, and are expected to total approximately $0.7 million in 2015. The plan is deemed unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts considered sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan other than for current year benefit payments as required in 2015 or future years.

For the NDBP, the accumulated benefit obligation at December 31, 2014 and 2013 was $14.9 million and $11.6 million, respectively. The discount rate used in 2014 was 1.50%, which is reflective of a series of corporate bonds whose cash flow approximates the payments to participants under the NDBP for the remainder of the plan. This rate was a decrease of 170 basis points from the rate used in the prior year due to the declining economic environment in Europe, and resulted in an increase in the plan’s liabilities of $4.4 million in 2014.
The assets for the NDBP are held by Aegon, a financial services firm located in the Netherlands. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the amount allocated to the NDBP in any given year. The fair value of the assets is determined using a Level 3 methodology (see note 1 “Summary of Significant Accounting Policies—Fair Value”). The calculation of fair value includes determining the present value of the future expected payments under the plan, including using assumptions such as expected market rates of return and discount rates. In 2014 and 2013, the plan investments had a targeted minimum return to the Company of 4.0%, which is consistent with historical returns and the 4.0% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, intends to maintain the current investment strategy of investing plan assets solely in government bonds in 2015.
Anticipated benefit payments for the ESBP and the NDBP expected to be paid in future years are as follows:

	ESBP	NDBP
(amounts in thousands)
2015	$725	$150
2016	670	165
2017	654	186
2018	655	227
2019	657	258
2020 - 2024	2,942	1,528
Total	$6,303	$2,514
For the ESBP and the NDBP, the amounts included in accumulated other comprehensive loss, net of tax, that have not yet been recognized as components of net periodic benefit cost as of December 31, 2014 are $2.0 million and $7.8 million, respectively, for unrecognized actuarial losses. The amounts included in accumulated other comprehensive loss, net of tax, that had not yet been recognized as components of net periodic benefit cost as of December 31, 2013 were $1.3 million and $3.9 million, respectively, also for unrecognized actuarial losses.
The amounts recognized in other comprehensive income (loss), net of tax, for 2014, 2013, and 2012, which primarily consist of an actuarial gain (loss), totaled $(4.6) million (primarily due to the decrease in the discount rate for the NDBP), $1.3 million, and $(2.8) million, respectively. Net periodic pension benefit (cost), and the amounts recognized in other comprehensive loss, net of tax, for the ESBP and the NDBP for 2014, 2013, and 2012 totaled $(5.1) million, $0.8 million, and $2.1 million, respectively.
The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2015 for the ESBP and the NDBP for unrecognized actuarial losses total $0.4 million.

The Company also maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. There were $0.2 million in contributions to the plan in 2014 for amounts earned in 2013, $0.3 million in contributions to the plan in 2013 for amounts earned in 2012, and $0.4 million in contributions to the plan in 2012 for amounts earned in 2011. The Company anticipates making contributions in 2015 totaling approximately $0.1 million to this plan for amounts earned in 2014. The investments in the plan are included in the total assets of the Company, and are discussed in note 3, “Investments.” During 2014, 2013 and 2012, some participants in the plan exchanged a portion of their investments for stock units which represent shares of the Company’s common stock. In exchange for the funds received, the Company issued shares out of treasury stock equivalent to the number of share units received by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends if any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment election under the plan.
The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Cash contributions were made to the plan for certain of these directors totaling approximately $0.4 million in 2014, and less than $0.1 million for both 2013 and 2012.  At the time the contributions were made, one of the non-employee directors elected to exchange his cash contributions to the plan for the purchase of stock units which represent shares of the Company’s common stock. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in exchange for funds received, the Company issued stock out of treasury stock equivalent to the number of share units received by the participant.  These shares of common stock are not entitled to any voting rights, but will receive dividends if any are paid.  The shares are being held by the Company, and will be released to the non-employee director as prescribed by their payment election under the plan.

8.	Employee Benefits
401(k) Profit-Sharing Retirement Plan
The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. At its discretion, the Company may match up to 50% of the first 6% of eligible wages contributed by the participants. Company contributions, net of forfeitures, which currently consist of cash and may include the Company’s stock, were funded and charged to operations in the amounts of $2.3 million, $2.4 million, and $2.8 million for 2014, 2013, and 2012, respectively.
Other Retirement Plans
The Company maintains various other defined contribution retirement plans covering substantially all of the remaining European employees. Company contributions charged to operations were $0.2 million in 2014, and $0.1 million in both 2013, and 2012.
Employee Health Insurance
The Company provides various health insurance plans for its employees, including a self-insured plan for its salaried employees in the U.S. In 2014 and previous years, the Company offered limited healthcare coverage to its hourly employees, which includes nearly half of its total employees. Under the PPACA, the Company will be required to offer expanded healthcare coverage to those employees, or potentially pay financial penalties. Beginning in 2015, the Company is in the process of offering compliant healthcare coverage as required.

9.	Shareholders’ Equity
Employee Stock Purchase Plan
Under the Company’s First Employee Stock Purchase Plan (ESPP), employees may apply up to 10% of their compensation to purchase the Company’s common stock. Shares are purchased at the closing market price on the business day preceding the date of purchase. At the Company's annual meeting in May 2012, the Company's shareholders approved the addition of 250,000 shares for this plan. As of December 31, 2014, approximately 218,000 shares remain unissued under the ESPP. During 2014, 2013, and 2012, approximately 24,000, 19,000, and 19,000 shares, respectively, were purchased under the ESPP at an average price of $13.35, $19.72, and $15.29 per share, respectively.
Stock Trusts
The Company maintains a Stock Employee Compensation Trust (SECT) to provide funding for existing employee stock plans and benefit programs. Shares of the Company’s common stock are purchased by and released from the SECT by the trustee of the SECT at the request of the compensation committee of the Board of Directors. As of December 31, 2014, all shares remaining in the SECT were unallocated and, therefore, are not considered outstanding for purposes of calculating earnings per share. There were no shares purchased or released by the SECT during 2014, 2013, or 2012, and there were 3.3 million shares in the SECT at each of December 31, 2014, 2013 and 2012.
The Company created an Omnibus Stock Trust (OST) to provide funding for various employee benefit programs. Shares of the Company’s common stock are released from the OST by the trustee at the request of the compensation committee of the Board of Directors. There were no shares purchased or released by the OST during 2014, 2013, or 2012, and there were 59,000 shares in the OST at each of December 31, 2014, 2013 and 2012.
Preferred Stock
At December 31, 2014 and 2013, the Company had 2.5 million shares of par value $0.01 preferred stock authorized for issuance, but none outstanding.

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
Equity-based compensation expense, the corresponding tax benefit and net equity-based compensation expense for 2014, 2013 and 2012 are as follows:

	2014	2013	2012
(amounts in thousands)
Equity-based compensation expense	$3,088	$2,647	$2,236
Tax benefit	1,098	935	788
Net equity-based compensation expense	$1,990	$1,712	$1,448
On May 12, 2010, the shareholders approved the Company’s 2010 Equity Award Plan (2010 Plan). Under the provisions of the 2010 Plan, stock options, restricted stock, stock appreciation rights, and other awards may be granted or awarded to employees and directors of the Company, as well as non-employees. The compensation committee of the Board of Directors determines the nature, amount, pricing and vesting of the grants or awards. All options and awards remain in effect until the earliest of the expiration, exercise, or surrender date. Options generally become exercisable in four equal installments, typically beginning one year from the date of grant, and expire no more than 15 years from the date of grant. A total of 1,300,000 shares may be granted or awarded under the 2010 plan, 628,000 of which are available for grant as of December 31, 2014.
On April 26, 2000, the shareholders approved the Company’s 2000 Equity Award Plan (Equity Plan). Under the provisions of the Equity Plan, stock options, restricted stock, stock appreciation rights, and other awards could previously be granted or awarded to employees and directors of the Company. The compensation committee of the Board of Directors determined the nature, amount, pricing, and vesting of the grants or awards. All options and awards remain in effect until the earlier of the expiration, exercise, or surrender date. Options generally become exercisable in three or four equal annual installments, typically beginning one year from the date of grant, and expire no more than 15 years from the date of grant. In certain limited instances, options granted at fair market value were expected to vest nine and one-half years from the date of grant. There are no shares or options available for grant under this plan as of December 31, 2014.
On April 24, 1991, the shareholders approved the Company’s 1991 Employee Stock Option Plan (1991 Plan). Under the provisions of the 1991 Plan, options could previously be granted to employees and directors of the Company. The exercise price for options granted under this plan was equal to or greater than the fair market value of the Company’s common stock on the date the option was granted. All options remain in effect until the earlier of the expiration, exercise, or surrender date. There are no shares or options available for grant under this plan as of December 31, 2014.
Under the Company’s 1991 Restricted Stock Plan, a total of 800,000 shares of restricted stock may be granted to certain key employees, 95,000 of which are available for grant as of December 31, 2014.
The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. The per-option weighted-average fair value on the date of grant of stock options granted in 2014, 2013, and 2012 was $5.91, $5.78, and $5.47, respectively.
The fair value of the options at the date of grant was estimated using the following weighted-average assumptions for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Expected life (years)	4.1	2.7	2.7
Dividend yield	1.4%	1.0%	0.0%
Risk-free interest rate	1.2%	0.4%	0.4%
Expected volatility	48.0%	44.4%	61.3%

The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the options granted to estimate the expected volatility for the grants made in 2012, 2013 and 2014. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of beginning to pay dividends in 2013, and the expectation of paying dividends in the foreseeable future.

During 2012, 2013 and 2014, the Company issued restricted stock to certain employees. The stock vests over a period of four years, with 25% of the stock issued vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock is fully vested. The Company is recognizing compensation expense for these shares ratably over the expected term of the restricted stock, or four years. In the event the Company issued stock to its independent directors, the stock vests at retirement. As the directors are eligible for retirement from the Company’s Board of Directors at any point in time, the Company will recognize the expense associated with these shares on the date of grant. The shares of restricted stock issued are considered outstanding, can be voted, and are eligible to receive dividends, if any are paid. However, the restricted shares do not include a non-forfeitable right for the holder to receive dividends and none will be paid in the event the awards do not vest. Accordingly, only vested shares of outstanding restricted stock are included in the calculation of basic earnings per share.
As of December 31, 2014, total remaining stock-based compensation expense for non-vested equity-based compensation was approximately $2.7 million, which is expected to be recognized on a weighted-average basis over the next 15 months. Historically, the Company has issued shares out of treasury stock or the SECT to fulfill the share requirements from stock option exercises and restricted stock grants.
A summary of stock option activity under the 2010 Plan and Equity Plan is as follows:

	2010 Plan Options	Weighted- Average Exercise Price	Equity Plan Options	Weighted- Average Exercise Price
Outstanding at December 31, 2011	265,500	$12.89	3,175,075	$4.49
Granted	225,596	$14.41	—	$—
Exercised	(20,750)	$13.53	(574,353)	$3.58
Canceled or forfeited	(9,000)	$13.55	(13,175)	$5.42
Expired	—	$—	(3,000)	$3.56
Outstanding at December 31, 2012	461,346	$13.59	2,584,547	$4.68
Granted	207,000	$21.03	—	$—
Exercised	(2,875)	$13.50	(107,775)	$4.93
Canceled or forfeited	(5,000)	$13.18	(2,000)	$5.92
Expired	—	$—	(2,625)	$3.45
Outstanding at December 31, 2013	660,471	$15.93	2,472,147	$4.67
Granted	107,000	$16.93	—	$—
Exercised	(5,000)	$13.18	(601,800)	$4.23
Canceled or forfeited	(130,625)	$17.02	—	$—
Expired	—	$—	(1,750)	$4.34
Outstanding at December 31, 2014	631,846	$15.89	1,868,597	$4.82
Options Exercisable at December 31, 2014	477,722	$15.56	1,868,597	$4.82
For 2014, there were 5,000 shares exercised under the 2010 plan, and the intrinsic value of those exercised shares was $18,000. There were 2,875 and 20,750 shares exercised under the 2010 plan in 2013 and 2012, respectively. The intrinsic value of those shares was $17,000 and $55,000, respectively. For 2014, 2013, and 2012, the intrinsic value of the options exercised under the Equity Plan was $5.8 million, $1.6 million, and $7.4 million, respectively. At December 31, 2014, there were 135,060 options remaining outstanding under the 1991 Plan. There were no shares exercised under the 1991 Plan during 2014, 2013, or 2012.

A summary of restricted stock activity under the Equity Plan and the 1991 Restricted Stock Plan is as follows:

	Equity Plan Restricted Stock	Weighted- Average Fair Value	1991 Restricted Stock Plan	Weighted- Average Fair Value
Outstanding at December 31, 2011	221,500	$5.01	262,375	$9.57
Granted	—	$—	127,500	$15.04
Released	(40,000)	$4.97	(90,626)	$8.38
Canceled or forfeited	—	$—	(7,500)	$11.14
Outstanding at December 31, 2012	181,500	$5.02	291,749	$12.29
Granted	—	$—	98,000	$20.68
Released	(40,000)	$4.97	(106,626)	$10.77
Canceled or forfeited	—	$—	(1,600)	$18.04
Outstanding at December 31, 2013	141,500	$5.04	281,523	$15.75
Granted	—	$—	125,200	$16.62
Released	—	$—	(193,652)	$15.26
Canceled or forfeited	—	$—	(39,838)	$16.71
Outstanding at December 31, 2014	141,500	$5.04	173,233	$16.70
During 2014, there were 11,700 shares of restricted stock granted under the 2010 Plan, with a weighted-average fair value of $16.93. There were no releases or cancellations of these shares during 2014.
Options Outstanding at December 31, 2014
A summary of stock options that were outstanding at December 31, 2014 for the 2010 Plan and the Equity Plan is as follows:

Range of Exercise Prices:	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
2010 Plan
$12.16 - $13.75	314,250	$13.10	9.3	$—
$15.04 - $16.93	148,096	$15.84	8.2	—
$20.68 - $21.41	169,500	$21.11	11.1	—
	631,846	$15.89	9.5	$—
Equity Plan
$2.35 - $3.26	292,500	$3.20	4.0	$1,852,825
$3.48 - $4.90	1,007,972	$4.54	3.0	5,032,901
$5.25 - $7.18	568,125	$6.14	5.3	1,923,534
	1,868,597	$4.82	3.9	$8,809,260
At December 31, 2014, there were also 135,060 options remaining outstanding under the 1991 stock option plan, with 127,000 options ranging in prices from $2.88 to $6.00, and 8,000 options with a price of $16.19, all with a remaining average contractual life of 0.5 years, and having an intrinsic value of $0.5 million.

Options Exercisable at December 31, 2014
A summary of stock options that are exercisable at December 31, 2014 for the 2010 Plan and the Equity Plan is as follows:

Range of Exercise Prices:	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
2010 Plan
$12.16 - $13.75	289,750	$13.16	9.7	$—
$15.04 - $16.93	62,348	$15.22	7.9	—
$20.68 - $21.41	125,624	$21.26	12.2	—
	477,722	$15.56	10.1	$—
Equity Plan
$2.35 - $3.26	292,500	$3.20	4.0	$1,852,825
$3.48 - $4.90	1,007,972	$4.54	3.0	5,032,901
$5.25 - $7.18	568,125	$6.14	5.3	1,923,534
	1,868,597	$4.82	3.9	$8,809,260
At December 31, 2014, there were also 135,060 options exercisable under the 1991 stock option plan, with 127,000 options ranging in prices from $2.88 to $6.00, and 8,000 options with a price of $16.19, all with a remaining average contractual life of 0.5 years, and having an intrinsic value of $0.5 million.
The aggregate intrinsic values as calculated in the above charts detailing options that are outstanding and those that are exercisable, respectively, are based upon the Company’s closing stock price on December 31, 2014 of $9.53 per share.

11.     Significant Customer
International Business Machines Corporation (IBM) is the Company’s largest customer. During the 2014 fourth quarter, our contract with IBM was renewed for three years until December 31, 2017. In 2014, 2013, and 2012, IBM accounted for $90.5 million or 23.0%, $101.7 million or 24.3%, and $113.8 million or 26.8% of the Company’s consolidated revenue, respectively. In 2012, IBM sold its retail business to another large company. While CTG retained the work, this reduced our revenue from IBM in 2012 by $3.2 million. The Company’s accounts receivable from IBM at December 31, 2014 and 2013 amounted to $7.8 million and $11.5 million, respectively. No other customer accounted for more than 10% of revenue in 2014, 2013, or 2012.

In January 2014, IBM announced its intention to sell its x86 server division to Lenovo, and the initial closing of that sale occurred on September 29, 2014. A portion of the Company's 2014 and 2013 revenue from IBM was related to the x86 server division. The Company expects to continue to retain a significant share of the revenue derived from the x86 server division despite the transition of the division from IBM to Lenovo.

12.	Contingencies
The Company and its subsidiaries are involved from time to time in various legal proceedings and tax audits arising in the ordinary course of business. At December 31, 2014 and 2013, the Company was in discussion with various governmental agencies relative to tax matters, including income, sales and use, and property and franchise taxes. The outcome of these audits and legal proceedings, as applicable, involving the Company and its subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such audits cannot be accurately predicted. However, as none of these matters are individually or in the aggregate significant, and as management has recorded an estimate of its potential liability for these audits at December 31, 2014 and 2013, and the Company does not have any open legal proceedings, the Company does not expect the conclusion of these matters to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

Financial Information About Geographic Areas	2014	2013	2012
(amounts in thousands)
Revenue from External Customers:
United States	$314,500	$341,391	$355,022
Belgium(1)	44,692	48,428	41,957
Other European countries	33,652	28,684	26,653
Other country	424	533	783
Total foreign revenue	78,768	77,645	69,393
Total revenue	$393,268	$419,036	$424,415
Long-lived Assets:
United States	$5,759	$7,169	$6,102
Europe	1,034	1,072	814
Total long-lived assets	$6,793	$8,241	$6,916
Deferred Tax Assets, Net of Valuation Allowance:
United States	$7,982	$8,669	$8,485
Europe	56	—	—
Total deferred tax assets, net	$8,038	$8,669	$8,485

(1)	Revenue for our Belgium operations has been disclosed separately as it exceeds 10% of consolidated revenue for certain of the years presented

14.     Quarterly Financial Data (Unaudited)

	Quarters
	First	Second	Third	Fourth (1)(2)	Total
(amounts in thousands, except per-share data)
2014
Revenue	$97,911	$100,331	$96,760	$98,266	$393,268
Direct costs	76,979	79,133	77,723	80,095	313,930
Gross profit	20,932	21,198	19,037	18,171	79,338
Selling, general, and administrative expenses	15,457	15,728	14,466	16,535	62,186
Operating income	5,475	5,470	4,571	1,636	17,152
Interest and other expense, net	(97)	(55)	(33)	(29)	(214)
Income before income taxes	5,378	5,415	4,538	1,607	16,938
Provision for income taxes	2,212	2,182	1,812	382	6,588
Net income	$3,166	$3,233	$2,726	$1,225	$10,350
Basic net income per share	$0.21	$0.22	$0.18	$0.08	$0.68
Diluted net income per share	$0.19	$0.20	$0.17	$0.08	$0.64

Cash dividend declared per share	$0.06	$0.06	$0.06	$0.06	$0.24

(1)
Included in fourth quarter direct costs is approximately $1.5 million, or $0.9 million, net of tax, or $0.06 basic and diluted net income per share, relating to the disposal of one of the Company's capitalized software projects.

(2) Included in fourth quarter selling, general, and administrative expenses is approximately $2.0 million, or $1.2 million, net of tax, or $0.08 basic and $0.07 diluted net income per share, of costs relating to the death of the Company's Chairman and Chief Executive Officer under his employment agreement.

	Quarters
	First	Second	Third	Fourth	Total
(amounts in thousands, except per-share data)
2013
Revenue	$108,495	$107,117	$100,689	$102,735	$419,036
Direct costs	85,896	84,470	79,506	80,455	330,327
Gross profit	22,599	22,647	21,183	22,280	88,709
Selling, general, and administrative expenses	16,417	16,248	15,129	16,188	63,982
Operating income	6,182	6,399	6,054	6,092	24,727
Interest and other income (expense), net	(109)	(106)	(91)	(82)	(388)
Income before income taxes	6,073	6,293	5,963	6,010	24,339
Provision for income taxes	2,016	2,238	2,100	2,306	8,660
Net income	$4,057	$4,055	$3,863	$3,704	$15,679
Basic net income per share	$0.26	$0.26	$0.25	$0.24	$1.02
Diluted net income per share	$0.24	$0.24	$0.23	$0.22	$0.92

Cash dividend declared per share	$0.05	$0.05	$0.05	$0.05	$0.20

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management has evaluated, under the supervision and with the participation of the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this annual report. Based on that evaluation, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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
Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management did not identify any control deficiencies it considered to be material weaknesses under the rules specified by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, and therefore concluded that its internal control over financial reporting was effective as of December 31, 2014.
Our independent registered public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting. Their report appears in Item 9A(b), Attestation Report of the Registered Public Accounting Firm.

(b)	Attestation Report of the Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Computer Task Group, Incorporated:

We have audited Computer Task Group, Incorporated’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Computer Task Group, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(a)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Computer Task Group, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Computer Task Group, Incorporated as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Buffalo, New York
February 25, 2015

(c)	Changes in Internal Control Over Financial Reporting
The Company reviews, revises and improves the effectiveness of the Company’s internal controls on a continuous basis. The Company’s management, including its Interim Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this annual report. There were no changes in the Company’s internal control over financial reporting that occurred during the Company's last fiscal quarter, which ended on December 31, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
In October 2014, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Brendan M. Harrington, the Company’s Interim Chief Executive Officer. Pursuant to the Employment Agreement:

•	Mr. Harrington's compensation will be reviewed and adjusted annually by the Compensation Committee as appropriate;

•	either party may terminate the employment relationship upon sixty (60) days prior written notice to the other;

•	competitive activities, and other activities adverse to the Company's interests, are prohibited during the term of the employment relationship and for a one (1) year period after termination thereof.
The Employment Agreement also provides severance compensation in the event of termination. In the event of termination by Mr. Harrington for Good Reason (as defined in the Employment Agreement), or by the Company other than for Cause (as defined in the Employment Agreement), or if he dies or becomes disabled, Mr. Harrington will receive a lump sum cash payment equal to the average annual total cash compensation paid to him in the three (3) years leading up to the actual date of termination. Mr. Harrington will also continue to receive medical and dental benefits for a period of twelve (12) months. In the event Mr. Harrington remains unemployed following the six (6) month anniversary of the date of termination, he will receive a second lump sum cash payment equal to fifty percent (50%) of the initial lump sum payment received.
On November 11, 2014, the Company entered into a new change in control agreement with Mr. Harrington. The agreement provides that upon the occurrence of a change in control, Mr. Harrington will become fully vested in and entitled to exercise immediately all stock related awards he has been granted under any plans or agreements of the Company. The agreement goes on to provide that upon the termination of Mr. Harrington’s employment (a) without cause by the Company or by him with good reason within 6 months before a change in control or between 6 months and 24 months following a change in control or (b) by him for any reason within 6 months after a change in control, Mr. Harrington will receive a lump sum payment equal to 2.99 times his full salary and 2.99 times his highest annual Incentive over the last three years as well as an additional lump sum to cover fringe benefits. A change in control will occur if (1) the Company’s stockholders approve (a) the dissolution or liquidation of the Company, (b) the merger or consolidation or other reorganization of the Company with any other entity other than a subsidiary of the Company, or (c) the sale of all or substantially all of the Company’s business or assets or (2) any person other than the Company or its subsidiaries or employee benefit plans becomes the beneficial owner of more than 20% of the combined voting power of the Company’s then outstanding securities or (3) during any period not longer than two consecutive years, individuals who at the beginning of such period constituted the Board cease to constitute at least a majority thereof, unless the election of each new Board member was approved by a vote of at least three-quarters of the Board members then still in office who were Board members at the beginning of such period.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required in response to this item is incorporated herein by reference to the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors and Committees” in relation to the “Audit Committee” and “Nominating and Corporate Governance Committee and Director Nomination Process” subsections, and “Corporate Governance and Website Information” in the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 6, 2015 (Proxy Statement) to be filed with the SEC not later than 120 days after the end of the year ended December 31, 2014, except insofar as information with respect to executive officers is presented in Part I, Item 1 of this report pursuant to General Instruction G(3) of Form 10-K.

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
The following table sets forth, as of December 31, 2014, certain information related to the Company’s compensation plans under which shares of its common stock are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in column (a)) (c)
Equity compensation plans approved by security holders:
2010 Equity Award Plan	631,846	$15.89	628,000
2000 Equity Award Plan	1,868,597	$4.82	—
1991 Employee Stock Option Plan	135,060	$6.56	—
1991 Restricted Stock Plan	—	$—	95,000
Equity compensation plans not approved by security holders:
None	—	$—	—
	2,635,503	$7.56	723,000
At December 31, 2014, the Company did not have any outstanding rights or warrants. All outstanding awards are either stock options or restricted stock.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Computer Task Group, Incorporated:

Under date of February 25, 2015, we reported on the consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, as contained in the annual report on Form 10-K for the year 2014. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Buffalo, New York
February 25, 2015

COMPUTER TASK GROUP, INCORPORATED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Balance at January 1	Additions		Deductions		Balance at December 31
2014
Accounts deducted from accounts receivable -
Allowance for doubtful accounts	$1,040	55	A	(204)	A	$891
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$2,170	1,233	B	(268)	B	$3,135

2013
Accounts deducted from accounts receivable -
Allowance for doubtful accounts	$862	178	A	—	A	$1,040
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$2,269	233	B	(332)	B	$2,170

2012
Accounts deducted from accounts receivable -
Allowance for doubtful accounts	$965	326	A	(429)	A	$862
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$1,404	1,000	B	(135)	B	$2,269

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
Interim Chief Executive Officer
Dated: February 25, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
(i)	Principal Executive Officer	Interim Chief Executive Officer	February 25, 2015
/s/ Brendan M. Harrington
Brendan M. Harrington

(ii)	Principal Accounting and Principal Financial Officer	Interim Chief Financial Officer	February 25, 2015
/s/ John M. Laubacker
John M. Laubacker

(iii)	Directors
	/s/ Thomas E. Baker	Director	February 25, 2015
Thomas E. Baker

	/s/ Randall L. Clark	Director	February 25, 2015
Randall L. Clark

	/s/ David H. Klein	Director	February 25, 2015
David H. Klein

	/s/ William D. McGuire	Director	February 25, 2015
William D. McGuire

	/s/ Daniel J. Sullivan	Chairman of the Board of Directors	February 25, 2015
Daniel J. Sullivan

EXHIBIT INDEX

Exhibit		Description	Reference
3.	(a)	Restated Certificate of Incorporation of Registrant	(1)
	(b)	Restated By-laws of Registrant	(2)
4.	(a)	Restated Certificate of Incorporation of Registrant	(1)
	(b)	Restated By-laws of Registrant	(2)
	(c)	Specimen Common Stock Certificate	(1)
10.	(a)	Stock Employee Compensation Trust Agreement, dated May 3, 1994, between Registrant and Thomas R. Beecher, Jr., as trustee	(3) +
	(b)	Demand Grid Note, dated October 29, 1997, between Registrant and Computer Task Group, Incorporated Stock Employee Compensation Trust	(3) +
	(c)	Pledge Agreement, between the Registrant and Thomas R. Beecher, Jr., as Trustee of the Computer Task Group, Incorporated Stock Employee Compensation Trust	(3) +
	(d)	2014 Key Employee Compensation Plans	(4) +
	(e)	Computer Task Group, Incorporated Non-Qualified Key Employee Deferred Compensation Plan 2007 Restatement	(3) +
	(f)	Computer Task Group, Incorporated 1991 Restricted Stock Plan	(1) +
	(g)	Computer Task Group, Incorporated 2000 Equity Award Plan	(5) +
	(h)	Computer Task Group, Incorporated Executive Supplemental Benefit Plan 1997 Restatement	(1) +
	(i)	First Amendment to the Computer Task Group, Incorporated Executive Supplemental Benefit Plan 1997 Restatement	(1) +
	(j)	Compensation Arrangements for the Named Executive Officers	# +
	(k)	Change in Control Agreement, dated January 1, 2009, between the Registrant and James R. Boldt, as amended and restated	(6) +
	(l)	Employment Agreement, dated January 1, 2009, between the Registrant and James R. Boldt, as amended and restated	(6) +
	(m)	Officer Change in Control Agreement	(6) +

	#	Filed herewith
	+	Management contract or compensatory plan or arrangement
	(1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference (file No. 001-09410 filed on March 10, 2008)
	(2)	Filed as an Exhibit to the Registrant’s Form 8-K on February 20, 2015, and incorporated herein by reference (file No. 001-09410)
	(3)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference (file No. 001-09410 filed on March 7, 2007)
(4)
Included in the Registrant’s definitive Proxy Statement dated April 2015 under the caption entitled “Baseline Compensation – Performance-Based Incentives - Annual Cash Incentive Compensation,” and incorporated herein by reference

	(5)	Filed as an Exhibit to the Registrant’s Form 8-K on November 18, 2008, and incorporated herein by reference (file No. 001-09410)
	(6)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference (file No. 001-09410 filed on February 26, 2009)

EXHIBIT INDEX (Continued)

Exhibit		Description	Reference
	(n)	Computer Task Group, Incorporated First Employee Stock Purchase Plan (Ninth Amendment and Restatement)	(7) +
	(o)	Computer Task Group, Incorporated 1991 Employee Stock Option Plan	(8) +
	(p)	Computer Task Group, Incorporated 2010 Equity Award Plan	(9) +
	(q)	Computer Task Group, Incorporated Non-Employee Director Deferred Compensation Plan	(10) +
	(r)	Loan Agreement, dated as of May 1, 2014, among Computer Task Group, Incorporated, Manufacturers and Traders Trust Company and KeyBank National Association.	(11) +
	(s)	Employment Agreement, dated October 2014, between the Registrant and Brendan M. Harrington	#
	(t)	Change in Control Agreement, dated November 11, 2014, between the Registrant and Brendan M. Harrington	#
14.		Code of Ethics	(12)
21.		Subsidiaries of the Registrant	#
23.		Consent of Experts and Counsel	#
31.	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#
	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#
32.		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	##
101.INS		XBRL Instance Document	#
101.SCH		XBRL Taxonomy Extension Schema Document	#
101.CAL		XBRL Taxonomy Extension Calculation Linkbase	#
101.LAB		XBRL Taxonomy Extension Label Linkbase	#
101.PRE		XBRL Taxonomy Extension Presentation Linkbase	#
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	#
	#	Filed herewith
	##	Furnished herewith
	(7)	Filed as Exhibit A to the Registrant's Proxy Statement on Schedule 14A dated April 4, 2012, for its Annual Meeting of Shareholders held on May 9, 2012 (file No. 001-09410 filed on April 4, 2012)
	(8)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference (file No. 001-09410 filed on March 28,1997)
	(9)	Filed as Appendix B to the Registrant's Proxy Statement on Schedule 14A, dated April 2, 2010, for its Annual Meeting of Shareholders held on May 12, 2010 (file No. 001-09410 filed on March 31, 2010)
	(10)	Filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A, dated April 2, 2010, for its Annual Meeting of Shareholders held on May 12, 2010 (file No. 001-09410 filed on March 31, 2010)
	(11)	Filed as an Exhibit to the Registrant’s Form 8-K on May 2, 2014, and incorporated herein by reference (file No. 001-09410)
(12)
Included at the internet address specified in the Registrant’s definitive Proxy Statement dated April 2015 under the caption entitled “Corporate Governance and Website Information,” and incorporated herein by reference