Form 10-Q
period 2015-04-03
COMPUTER TASK GROUP INC
filed 2015-04-29
CIK 23111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	April 24, 2015
Common stock, par value $.01 per share	18,716,618

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	April 3, 2015	March 28, 2014

Revenue	$97,477	$97,911
Direct costs	80,172	76,979
Selling, general and administrative expenses	15,092	15,457
Operating income	2,213	5,475
Interest and other income	41	18
Interest and other expense	51	115
Income before income taxes	2,203	5,378
Provision for income taxes	936	2,212
Net income	$1,267	$3,166
Net income per share:
Basic	$0.08	$0.21
Diluted	$0.08	$0.19
Weighted average shares outstanding:
Basic	15,407	15,153
Diluted	15,928	16,576

Cash dividend declared per share	$0.06	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(Unaudited)

	For the Quarter Ended
	April 3, 2015	March 28, 2014

Net Income	$1,267	$3,166

Foreign currency adjustment	(1,970)	3
Change in pension loss, net of taxes of $23 and $13 in 2015 and 2014, respectively	915	45
Other comprehensive income (loss)	(1,055)	48

Comprehensive income	$212	$3,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share balances)
(Unaudited)

	April 3, 2015	December 31, 2014

Assets
Current Assets:
Cash and cash equivalents	$34,420	$40,862
Accounts receivable, net of allowances of $678 and $891 in 2015 and 2014, respectively	67,614	67,843
Prepaid and other current assets	2,782	1,817
Income taxes receivable	1,530	1,684
Deferred income taxes	1,139	1,079
Total current assets	107,485	113,285
Property, equipment and capitalized software, net	6,619	6,793
Goodwill	37,218	37,409
Deferred income taxes	6,130	6,364
Other assets	5,373	6,157
Investments	418	788
Total assets	$163,243	$170,796
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$6,089	$8,865
Accrued compensation	24,391	27,371
Advance billings on contracts	2,054	1,973
Dividend payable	—	896
Other current liabilities	4,933	4,955
Total current liabilities	37,467	44,060
Deferred compensation benefits	14,151	15,480
Other long-term liabilities	286	290
Total liabilities	51,904	59,830
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in both periods	270	270
Capital in excess of par value	125,653	125,884
Retained earnings	119,322	118,999
Less: Treasury stock of 8,295,506 and 8,486,172 shares at cost, in 2015 and 2014, respectively	(62,175)	(63,511)
Stock Trusts of 3,363,351 shares at cost in both periods	(55,083)	(55,083)
Accumulated other comprehensive loss	(16,648)	(15,593)
Total shareholders’ equity	111,339	110,966
Total liabilities and shareholders’ equity	$163,243	$170,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	For the Quarter Ended
	April 3, 2015	March 28, 2014

Cash flow from operating activities:
Net income	$1,267	$3,166
Adjustments:
Depreciation and amortization expense	597	837
Equity-based compensation expense	365	551
Deferred income taxes	150	(197)
Deferred compensation	(361)	(36)
Changes in assets and liabilities:
Increase in accounts receivable	(1,605)	(5,527)
Increase in prepaid and other current assets	(990)	(791)
Decrease in income taxes receivable	174	1,778
Decrease in other assets	756	133
Decrease in accounts payable	(2,787)	(2,108)
Decrease in accrued compensation	(2,293)	(6,616)
Increase (decrease) in advance billings on contracts	135	(186)
Increase (decrease) in other current liabilities	183	(272)
Decrease in other long-term liabilities	(4)	(7)
Net cash used in operating activities	(4,413)	(9,275)
Cash flow from investing activities:
Additions to property and equipment	(324)	(304)
Additions to capitalized software	(188)	(497)
Deferred compensation plan investments, net	374	59
Net cash used in investing activities	(138)	(742)
Cash flow from financing activities:
Proceeds from stock option plan exercises	1,375	231
Excess tax benefits from equity-based compensation	247	269
Proceeds from Employee Stock Purchase Plan	76	90
Change in cash overdraft, net	108	(159)
Dividends paid	(1,814)	(748)
Purchase of stock for treasury	(798)	(3,596)
Net cash used in financing activities	(806)	(3,913)
Effect of exchange rates on cash and cash equivalents	(1,085)	12
Net decrease in cash and cash equivalents	(6,442)	(13,918)
Cash and cash equivalents at beginning of year	40,862	46,227
Cash and cash equivalents at end of quarter	$34,420	$32,309

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal quarter where the last day of each of the first three quarters is a Friday. The 2015 first quarter began on January 1, 2015 and ended on April 3, 2015. The 2014 first quarter began on January 1, 2014 and ended March 28, 2014. There were 66 and 62 billable days in the first quarters of 2015 and 2014, respectively. In 2015, the Company added one week to its first quarter so that its fiscal quarter-end date of April 3 would approximate the calendar quarter-end date of March 31, and removed one week from the fourth quarter which will end on December 31, 2015.

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

IT solutions and IT staffing revenue as a percentage of total revenue for the quarters ended April 3, 2015 and March 28, 2014 was as follows:

	For the Quarter Ended
	April 3, 2015	March 28, 2014
IT solutions	33.1%	39.3%
IT staffing	66.9%	60.7%
Total	100.0%	100.0%
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
CTG’s revenue by vertical market for the quarters ended April 3, 2015 and March 28, 2014 was as follows:

	For the Quarter Ended
	April 3, 2015	March 28, 2014
Technology service providers	28.5%	24.9%
Healthcare	24.1%	30.2%
Financial services	7.0%	8.1%
Energy	5.6%	6.2%
General markets	34.8%	30.6%
Total	100.0%	100.0%
Fair Value
Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants. The Company utilizes a fair value hierarchy for its assets and liabilities, as applicable, based upon three levels of input, which are:
Level 1—quoted prices in active markets for identical assets or liabilities (observable)
Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)
Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)
At April 3, 2015 and December 31, 2014, the carrying amounts of the Company’s cash of $34.4 million and $40.9 million, respectively, approximated fair value.
The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this accounting standard for any specific contracts during the quarters ended April 3, 2015 or March 28, 2014.
Life Insurance Policies
The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. Those policies have generated cash surrender value, and the Company has taken loans against the policies. At April 3, 2015 and

December 31, 2014, these insurance policies have a gross cash surrender value of $27.8 million and $27.6 million, respectively, outstanding loans and interest total $23.4 million and $23.1 million, respectively, and net cash surrender value balances of $4.4 million and $4.5 million, respectively, which are included on the consolidated balance sheet in “Other Assets” under non-current assets.
At April 3, 2015 and December 31, 2014, the total death benefit for the remaining policies was approximately $39.1 million and $38.8 million, respectively. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $15.1 million after the payment of outstanding loans, and, under current tax regulations, record a non-taxable gain of approximately $10.7 million.
Taxes Collected from Customers
In instances where the Company collects taxes from its customers for remittance to governmental authorities, primarily in its European operations, revenue and expenses are not presented on a gross basis in the consolidated financial statements as such taxes are recorded in the Company's accounts on a net basis.
Cash and Cash Equivalents, and Cash Overdrafts
For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. As the Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment, the "change in cash overdraft, net," as presented on the condensed consolidated statements of cash flows represents the increase or decrease in outstanding checks quarter-over-quarter.

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at April 3, 2015 and December 31, 2014 are summarized as follows:

(amounts in thousands)	April 3, 2015	December 31, 2014
Property, equipment and capitalized software	$27,251	$27,487
Accumulated depreciation and amortization	(20,632)	(20,694)
Property, equipment and capitalized software, net	$6,619	$6,793
The Company recorded $0.2 million and $0.5 million of capitalized software costs during the quarters ended April 3, 2015 and March 28, 2014, respectively. As of those dates, the Company had capitalized a total of $5.7 million and $6.3 million, respectively, for software projects developed for internal use. Amortization periods range from two to five years, and are evaluated annually for propriety. Amortization expense totaled $0.2 million and $0.4 million in the quarters ended April 3, 2015 and March 28, 2014, respectively. Accumulated amortization for these projects totaled $4.4 million and $3.8 million as of April 3, 2015 and March 28, 2014, respectively.
Guarantees
The Company has several guarantees in place in our European operations which support office leases and performance under government contracts. These guarantees total approximately $1.3 million and $1.6 million at April 3, 2015 and December 31, 2014, respectively, and generally have expiration dates ranging from April 2015 through December 2019.
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

3.	Net Income Per Share
Basic and diluted earnings per share (EPS) for the quarters ended April 3, 2015 and March 28, 2014 was as follows:

	For the Quarter Ended
(amounts in thousands, except per-share data)	April 3, 2015	March 28, 2014
Weighted-average number of shares outstanding during period	15,407	15,153
Common stock equivalents - incremental shares primarily under
stock option plans	521	1,423
Number of shares on which diluted earnings per share is based	15,928	16,576
Net income	$1,267	$3,166
Net income per share
Basic	$0.08	$0.21
Diluted	$0.08	$0.19
Weighted-average shares represent the average number of issued shares less treasury shares and shares held in the Stock Trusts, and for the basic EPS calculations, unvested restricted stock.
Certain options representing 0.6 million and 0.3 million shares of common stock were outstanding at April 3, 2015 and March 28, 2014, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

4.	Investments
The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At April 3, 2015 and December 31, 2014, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.4 million and $0.8 million, respectively, and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see note 2 for “Fair Value”). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2015 and 2014 first quarters.

5.	Accumulated Other Comprehensive Loss
The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at April 3, 2015 and December 31, 2014 are as follows:

(amounts in thousands)	April 3, 2015	December 31, 2014
Foreign currency adjustment	$(7,781)	$(5,811)
Pension loss adjustment, net of tax of $1,210 in 2015, and $1,233 in 2014	(8,867)	(9,782)
Accumulated other comprehensive loss	$(16,648)	$(15,593)

During the 2015 and 2014 first quarters, actuarial losses were amortized to expense as follows:

(amounts in thousands)	April 3, 2015	March 28, 2014
Amortization of actuarial losses	$98	$51
Income tax	(23)	(13)
Net of tax	$75	$38

The amortization of both prior service cost and actuarial losses are included in determining net periodic pension cost. See note 7, "Deferred Compensation and Other Benefits" for additional information.

6.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 40% of pre-tax income. The 2015 first quarter ETR was 42.5% and the 2014 first quarter ETR was 41.1%.

The ETR was higher than the normal range in the 2015 first quarter primarily due to the expiration of certain federal income tax credits as of December 31, 2014. The Work Opportunity Tax Credit (WOTC) and the Research and Development tax credit (R&D) were not renewed by the U.S. federal government as of April 3, 2015. The ETR was also higher than the normal range in the 2014 first quarter primarily due to the expiration of the WOTC and the R&D as of December 31, 2013, which were not renewed in 2014 as of March 28, 2014.

At April 3, 2015, the undistributed earnings of foreign subsidiaries amounted to approximately $20.0 million. A deferred tax liability for the taxes related to these unremitted accumulated foreign earnings has not been provided for as the determination of the estimated liability is not practicable and because undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

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
Net periodic pension cost for the quarters ended April 3, 2015 and March 28, 2014 for the ESBP was as follows:

(amounts in thousands)	April 3, 2015	March 28, 2014

Interest cost	$65	$69
Amortization of actuarial loss	60	34
Net periodic pension cost	$125	$103

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan other than for benefit payments as required in 2015 and future years. In the first quarter of 2015, the Company has made benefit payments totaling approximately $0.2 million, and expects to make payments in 2015 totaling approximately $0.7 million.

The Company also retained a contributory defined benefit plan for its previous employees located in the Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003. Net periodic pension cost was approximately $18,000 and $23,000 in the quarters ended April 3, 2015 and March 28, 2014, respectively.
The Company does not anticipate making significant contributions to the NDBP in 2015. The assets for the NDBP are held by Aegon, a financial services firm located in the Netherlands. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the amount allocated to the NDBP at any point in time. The fair value of the assets is determined using a Level 3 methodology (see note 2 for “Fair Value”). The calculation of fair value includes determining the present value of the future expected payments under the plan, including using assumptions such as expected market rates of return and discount rates. In 2015 the plan investments have a targeted minimum return to the Company of 4.0%, which is consistent with historical returns and the 4.0% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, intends to maintain the current investment strategy of investing plan assets solely in government bonds throughout 2015.
The change in the fair value of plan assets for the NDBP for the quarters ended April 3, 2015 and March 28, 2014 was as follows:

	For the Quarter Ended
(amounts in thousands)	April 3, 2015	March 28, 2014
Fair value of plan assets at beginning of period	$7,910	$8,752
Return on plan assets	73	86
Contributions	—	—
Benefits paid	(35)	(41)
Effect of exchange rate changes	(870)	2
Fair Value of plan assets at end of quarter	$7,078	$8,799

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. Cash contributions made to this plan in the 2015 first quarter for amounts earned in 2014 totaled $0.1 million. The investments in the plan are included in the total assets of the Company, and are discussed in note 4, “Investments.” Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were no such purchases of stock units in the 2015 first quarter.
The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Cash contributions were made to the plan in the 2015 first quarter totaling $0.1 million for the non-employee directors.  At the time the contributions were made, the non-employee directors elected to purchase stock units from the Company at current market prices using their available investment balances within the plan. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in exchange for cash received, the Company released shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

8.     Equity-based Compensation
During the 2015 first quarter, the Company did not issue any equity-based compensation grants to its employees or non-employee directors. During the 2014 first quarter, the Company issued restricted stock representing 116,900 shares to certain of its employees on February 19, 2014 with a value of $16.93 per share. The stock vests over a period of four years, with 25% of the stock vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock is fully vested to the employee. The Company recognizes compensation expense for these shares over the expected term of the restricted stock, or four years.
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

During the 2015 first quarter, the Company used approximately $0.8 million to purchase 99,000 shares of its stock for treasury pursuant to the Company’s share repurchase program. At April 3, 2015, approximately 0.5 million shares remained authorized for future purchases. The Company issued 350,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2015 first quarter.

During the 2014 first quarter, the Company used approximately $3.6 million to purchase 211,000 shares of its stock for treasury. At March 28, 2014, approximately 0.9 million shares remained authorized for future purchases. The Company issued 207,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2014 first quarter.

10.	Significant Customers
In the 2015 first quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $23.2 million or 23.8% of consolidated revenue as compared with $21.5 million or 22.0% of revenue in the comparable 2014 period. During the 2014 fourth quarter, the National Technical Services Agreement with IBM was renewed for three years until December 31, 2017. The Company’s accounts receivable from IBM at April 3, 2015 and December 31, 2014 totaled $9.9 million and $10.0 million, respectively.

In January 2014, IBM announced its intention to spin off its x86 server division to Lenovo, and the initial closing of that sale occurred on September 29, 2014. A portion of the Company's 2014 first quarter revenue from IBM was related to the x86 server division. The Company retained a significant share of the revenue derived from the x86 server division subsequent to transition of the division from IBM to Lenovo.

In the 2015 first quarter, SDI International (SDI) was the Company’s second largest customer and accounted for $13.6 million or 13.9% of consolidated revenue as compared with $7.3 million or 7.4% of revenue in the comparable 2014 period. SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI are for employees working at Lenovo. The Company’s accounts receivable from SDI at April 3, 2015 and December 31, 2014 totaled $10.2 million and $9.2 million, respectively.

No other customer accounted for 10% or more of the Company's revenue during the 2015 first quarter.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended April 3, 2015
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements made by the management of Computer Task Group, Incorporated (CTG, the Company or the Registrant) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of, or trends in business strategy and expectations, new business opportunities, cost control initiatives, business wins, market demand, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff, (ii) domestic and foreign industry competition for customers and talent, (iii) increased bargaining power of large customers, (iv) the Company's ability to protect confidential client data, (v) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM) and/or SDI International (SDI), (vi) the uncertainty of customers' implementations of cost reduction projects, (vii) the effect of healthcare reform and initiatives, (viii) the mix of work between staffing and solutions, (ix) currency exchange risks, (x) risks associated with operating in foreign jurisdictions, (xi) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (xii) the change in valuation of recorded goodwill or capitalized software balances, (xiii) the impact of current and future laws and government regulation, as well as repeal or modification of such, affecting the information technology (IT) solutions and staffing industry, taxes and the Company's operations in particular, (xiv) industry and economic conditions, including fluctuations in demand for IT services, (xv) consolidation among the Company's competitors or customers, (xvi) the need to supplement or change our IT services in response to new offerings in the industry or changes in customer requirements for IT products and solutions, and (xvii) the risks described in Item 1A of the most recently filed annual report on Form 10-K and from time to time in the Company's reports filed with the Securities and Exchange Commission (SEC).
Industry Trends

The Company operates in one industry segment, providing IT services to its clients. These services include IT solutions and IT staffing. The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that it serves. The pace of technological change and changes in business requirements and practices of the Company’s clients all have a significant impact on the demand for the services that CTG provides. Competition for new engagements and pricing pressure has been and, management believes, will continue to be strong.

IT solutions and IT staffing revenue as a percentage of total revenue for the quarters ended April 3, 2015 and March 28, 2014 was as follows:

	For the Quarter Ended
	April 3, 2015	March 28, 2014
IT solutions	33.1%	39.3%
IT staffing	66.9%	60.7%
Total	100.0%	100.0%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarters ended April 3, 2015 and March 28, 2014 was as follows:

	For the Quarter Ended
	April 3, 2015	March 28, 2014
Technology service providers	28.5%	24.9%
Healthcare	24.1%	30.2%
Financial services	7.0%	8.1%
Energy	5.6%	6.2%
General markets	34.8%	30.6%
Total	100.0%	100.0%

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. The Company’s competition varies significantly by geographic region, as well as by the type of service provided. Many of the Company’s competitors are larger than CTG, and have greater financial, technical, sales and marketing resources. In addition, the Company frequently competes with a client’s own internal IT staff. Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India and other parts of Asia). Regularly, new IT products and services are introduced which may render our existing IT solutions and IT staffing services obsolete. The economic conditions in the markets we serve are continuously changing and may negatively impact our business if we can't adapt to negative conditions as they occur. Furthermore, our healthcare clients have been significantly affected by the U.S. government sequestration cuts which began in 2013 and have lowered their Medicare reimbursements by 2%, as well as delays in the implementation date of ICD-10, a diagnostic coding system used for billing in the healthcare industry, which is currently scheduled for October 2015, but has been delayed multiple times in the past. There can be no assurance that CTG will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.
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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters ended April 3, 2015 and March 28, 2014 was as follows:

	For the Quarter Ended
	April 3, 2015	March 28, 2014
Time-and-material	88.3%	87.5%
Progress billing	9.5%	9.9%
Percentage-of-completion	2.2%	2.6%
Total	100.0%	100.0%

Results of Operations
The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	April 3, 2015		March 28, 2014
	(amounts in thousands)
Revenue	100.0%	$97,477	100.0%	$97,911
Direct costs	82.2%	80,172	78.6%	76,979
Selling, general and administrative expenses	15.5%	15,092	15.8%	15,457
Operating income	2.3%	2,213	5.6%	5,475
Interest and other expense, net	—%	(10)	(0.1)%	(97)
Income before income taxes	2.3%	2,203	5.5%	5,378
Provision for income taxes	1.0%	936	2.3%	2,212
Net income	1.3%	$1,267	3.2%	$3,166
The Company recorded revenue in the 2015 and 2014 periods as follows:

					Year-over-
For the Quarter Ended:	April 3, 2015		March 28, 2014		Year Change
	(amounts in thousands)
North America	81.8%	$79,694	78.8%	$77,148	3.3%
Europe	18.2%	17,783	21.2%	20,763	(14.4)%
Total	100.0%	$97,477	100.0%	$97,911	(0.4)%
There were 66 billable days in the first quarter of 2015 and 62 billable days in the first quarter of 2014. In 2015, the Company added one week to its first quarter so that its fiscal quarter-end date of April 3 would approximate the calendar quarter-end date of March 31, and removed one week from the fourth quarter which will end on December 31, 2015. Reimbursable expenses billed to customers and included in revenue totaled $1.8 million and $2.5 million in the 2015 and 2014 first quarters, respectively.

The revenue increase in North America in the 2015 first quarter as compared with the corresponding 2014 period was due to four additional billable days in 2015 as compared with 2014 and an increase in demand for the Company’s IT staffing services, partially offset by a significant decrease in demand for the Company's IT solutions services primarily in its healthcare vertical market. The revenue decrease in Europe is primarily due to a significant decrease in the value of the Euro as compared with the US dollar. Overall, on a per billable day basis, consolidated revenue declined 6.5% in 2015 as compared with 2014.

On a consolidated basis, IT solutions revenue decreased $6.2 million or 16.2% in the 2015 first quarter as compared with the corresponding 2014 period. On a per billable day basis, the IT solutions revenue decrease was 21.3%. The Company's IT solutions healthcare vertical market revenue began to decrease with the sequestration imposed by the U.S. government starting on April 1, 2013, which reduced Medicare reimbursements to hospitals and health systems by 2%. Additionally, the implementation date for ICD-10 was delayed in early 2014 until at least October 1, 2015, from the previous implementation date of October 1, 2014. The sequestration reduced revenue for our healthcare customers, causing them to significantly reduce planned expenditures for IT services beginning in the latter half of 2013. The ICD-10 implementation date delay in the 2014 first quarter caused our customers to further postpone planned IT projects. In late 2014, the Company also began to see significant reductions in billable resources at several of its larger healthcare clients which further decreased IT solutions revenue in the Company's healthcare vertical market as existing projects came to an end. This decrease in spending on healthcare IT projects has continued in the 2015 first quarter for the customers that we serve.

On a consolidated basis, IT staffing revenue increased $5.8 million or 9.7% during 2015 as compared with 2014. On a per billable day basis, IT staffing revenue increased 3.1%. The IT staffing increase was primarily due to an increase in demand from the Company's largest staffing customers. The Company’s headcount was approximately 3,900 employees at April 3, 2015, which was a 5.4% increase from approximately 3,700 employees at March 28, 2014, and a 2.6% increase from approximately 3,800 employees at December 31, 2014.

The decrease in revenue in the Company’s European operations in the 2015 first quarter as compared with the corresponding 2014 period was due to the weakness relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2015 first quarter as compared with the 2014 first quarter, the average value of the Euro decreased 17.8% while the average value of the British Pound decreased 8.5%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2014 first quarter to the 2015 first quarter, total European revenue would have been approximately $3.7 million higher, or $21.5 million as compared with the $17.8 million reported. Operating income in the 2015 first quarter was approximately $0.2 million lower due to the change in the exchange rates year-over-year.

In the 2015 first quarter, IBM was the Company’s largest customer, accounting for $23.2 million or 23.8% of consolidated revenue as compared with $21.5 million or 22.0% of revenue in the comparable 2014 period. During the 2014 fourth quarter, the National Technical Services Agreement (“NTS Agreement”) with IBM was renewed for three years until December 31, 2017. The Company’s accounts receivable from IBM at April 3, 2015 and December 31, 2014 totaled $9.9 million and $10.0 million, respectively.

In January 2014, IBM announced its intention to spin off its x86 server division to Lenovo. A portion of the Company's 2014 first quarter revenue from IBM was related to the x86 server division. The Company retained a significant share of the revenue derived from the x86 server division despite the transition of the division from IBM to Lenovo.

In the 2015 first quarter, SDI International (SDI) was the Company’s second largest customer and accounted for $13.6 million or 13.9% of consolidated revenue as compared with $7.3 million or 7.4% of revenue in the comparable 2014 period. SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI are for employees working at Lenovo. The Company’s accounts receivable from SDI at April 3, 2015 and December 31, 2014 totaled $10.2 million and $9.2 million, respectively.

No other customer accounted for 10% or more of the Company's revenue during the 2015 first quarter.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 82.2% of revenue in the 2015 first quarter as compared with 78.6% of revenue in the 2014 first quarter. The Company’s direct costs as a percentage of revenue increased in the 2015 first quarter as compared with the corresponding 2014 period due to a significant shift in the mix of the Company's business to a much higher level of IT staffing revenue, primarily provided to the Company's largest IT staffing clients which have much higher direct costs as a percentage of revenue as compared with the Company's IT solutions clients. Additionally, the Company experienced pricing pressure from a large IT staffing customer in 2015.

For 2015, as part of the requirements of the Patient Protection and Affordable Care Act, the Company offers compliant health coverage to its hourly employees with the intention of passing these additional costs on to the customers which engage our hourly employees who elect this coverage. In the event the Company is not able to pass some or all of these costs to its customers, our direct cost as a percentage of revenue will increase.

Selling, general and administrative (“SG&A”) expenses were 15.5% of revenue in the 2015 first quarter and 15.8% in the corresponding 2014 period. The decrease in SG&A expenses as a percentage of revenue in the 2015 first quarter as compared with the corresponding 2014 period is primarily due to disciplined cost control, primarily related to the SGA expenses associated with our operating units.

Operating income was 2.3% of revenue in the 2015 first quarter as compared with 5.6% in the 2014 first quarter. Operating income from North American operations was $1.4 million and $4.6 million in the first quarters of 2015 and 2014, respectively. Operating income from our European operations was $0.8 million and $0.9 million, respectively, in the corresponding 2015 and 2014 periods.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 40% of pre-tax income. The 2015 first quarter ETR was 42.5% and the 2014 first quarter ETR was 41.1%.

The ETR was higher than the normal range in the 2015 first quarter primarily due to the expiration of certain federal income tax credits as of December 31, 2014. The Work Opportunity Tax Credit (WOTC) and the Research and Development tax credit (R&D) were not renewed by the U.S. federal government as of April 3, 2015. The ETR was also higher than the normal range in the 2014 first quarter primarily due to the expiration of the WOTC and the R&D as of December 31, 2013, which were not renewed in 2014 as of March 28, 2014.

Net income for the 2015 first quarter was 1.3% of revenue or $0.08 per diluted share, compared with net income of 3.2% of revenue or $0.19 per diluted share in the 2014 first quarter. Diluted earnings per share was calculated using 15.9 million and 16.6 million weighted-average equivalent shares outstanding for the quarters ended April 3, 2015 and March 28, 2014, respectively. The decrease in weighted-average outstanding shares year-over-year was primarily due to a decrease in the dilutive effect of outstanding common stock equivalents of approximately 0.9 million shares year-over-year.

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
Goodwill Valuation
As of April 3, 2015, goodwill recorded on our Consolidated Balance Sheet totaled $37.2 million, all of which relates to our Healthcare Solutions unit. In connection with our annual goodwill impairment test, we make various assumptions in determining the estimated fair value of the Healthcare Solutions unit. We perform an annual impairment review in the fourth quarter of each year.
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
We concluded that the goodwill assigned to the Healthcare Solution unit as of October 24, 2014 was not impaired and that the unit was not at risk of failing step one of the goodwill impairment test as prescribed under the current accounting guidelines. Furthermore, nothing has come to our attention in the 2015 first quarter which ended April 3, 2015 that led the Company to believe this unit was impaired. We therefore believe that the estimated fair value of the unit is substantially in excess of its carrying value. However, the estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events. In the event the business significantly underachieves its goals for revenue and profit growth in future years, the carrying value for this business unit may not be supportable using a discounted cash flow projection, and an impairment charge may exist.

Income Taxes—Valuation Allowances on Deferred Tax Assets
At April 3, 2015, the Company had a total of approximately $7.3 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation and state taxes, offset by depreciation. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the expected tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.
At April 3, 2015, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $0.9 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at April 3, 2015, the Company had offset a portion of these assets with a valuation allowance totaling $0.8 million, resulting in a net deferred tax asset from net operating loss carryforwards of less than $0.1 million.
The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the first quarter of 2015 would have increased or decreased net income by approximately $22,000.
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
Financial Condition and Liquidity
Cash used by operating activities was $4.4 million and $9.3 million in the 2015 and 2014 first quarters, respectively. In the 2015 first quarter, net income was $1.3 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $0.8 million. In the 2014 first quarter, net income was $3.2 million while the corresponding non-cash adjustments netted to $1.2 million.
The accounts receivable balance increased $1.6 million in the 2015 first quarter and increased $5.5 million in the 2014 first quarter. The increase in the accounts receivable balance in the 2015 first quarter primarily resulted from four additional billing days in the quarter partially offset by days sales outstanding (DSO) falling one day to 65 days at April 3, 2015 from 66 days at December 31, 2014. The increase in the accounts receivable balance in the 2014 period primarily resulted from an increase in DSO of three days to 65 days at March 28, 2014 as compared with 62 days at December 31, 2013 due to the timing of receipts near quarter-end. Prepaid and other current assets increased $1.0 million and $0.8 million in 2015 and 2014, respectively, due to payments made in the first quarter of the respective year which are then expensed throughout the year. Income taxes receivable decreased $0.2 million and $1.8 million in the 2015 and 2014 first quarters, respectively, primarily due to the timing of estimated tax payments in the respective periods based upon future projections of income, and excess tax benefits recorded in the quarters which reduced the amount payable by the Company.
The accounts payable balance decreased $2.8 million and $2.1 million in the 2015 and 2014 first quarters, respectively, primarily due to the timing of certain payments near year-end as compared with the end of the first fiscal quarter of each year. Accrued compensation decreased $2.3 million in the 2015 first quarter primarily due to fewer days accrued at April 3, 2015 as compared with December 31, 2014 due to the timing of the respective period ends, and the payout of the death benefit of approximately $1.3 million to our previous chief executive officer under his employment agreement. The decrease in accrued compensation in the 2014 first quarter of $6.6 million was primarily due to one less week of payroll expense recorded as of March 28, 2014 as compared with December 31, 2013, as the 2014 first quarter ended on a payroll date. Additionally, the Company's headcount was lower in 2014 as compared with 2013.
Investing activities used $0.1 million and $0.7 million of cash in the 2015 and 2014 first quarters, respectively. The Company used cash for additions to property and equipment and capitalized software of $0.5 million in 2015 and $0.8 million in 2014, and net withdrawals from the Company's deferred compensation plans of $0.4 million and $0.1 million in 2015 and 2014, respectively. The Company has no significant commitments for the purchase of property or equipment at April 3, 2015, and does not expect the amount to be spent in the remaining quarters of 2015 on additions to property, equipment and capitalized software to significantly vary from the amount spent in the first quarter.
Financing activities used $0.8 million of cash in the 2015 first quarter and $3.9 million in the corresponding 2014 period. The Company recorded $1.6 million and $0.5 million in the 2015 and 2014 first quarters, respectively, from the proceeds from stock option exercises and excess tax benefits from equity-based compensation transactions. Cash overdrafts were $0.1 million and $(0.2) million in the first quarters of 2015 and 2014, respectively. The Company paid dividends totaling $1.8 million and $0.7 million in the first quarters of 2015 and 2014, respectively. The increase in the dividend paid in the 2015 quarter was due to the quarter-end date of April 3, 2015 which included the payment for both the four quarter of 2014 and the first quarter of 2015. The Company also used $0.8 million to purchase 99,000 shares for treasury in the 2015 first quarter, as compared with $3.6 million for 211,000 shares in the 2014 first quarter. As of April 3, 2015, 0.5 million shares are available under the Company's authorization to purchase shares in future periods.
The Company's revolving credit agreement expired in April 2014, and previously allowed the Company to borrow up to $35.0 million. During April 2014 the Company entered into a new demand line of credits with its banks totaling $40.0 million. At both April 3, 2015 and March 28, 2014, there were no amounts outstanding under either credit agreement. Although there were no borrowings outstanding, at March 28, 2014 there were $0.6 million of letters of credit issued under the previous credit agreement. The Company borrows or repays its revolving debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. During both the 2015 and 2014 first quarters, the Company did not borrow any funds under its revolving credit agreement.
Previously under its revolving credit line, the Company was required to meet certain financial covenants in order to maintain borrowings, pay dividends, and make acquisitions. There are no measured financial covenants under the new demand line of credit. The Company was in compliance with its previously required covenants at March 28, 2014.

Of the total cash and cash equivalents reported on the consolidated balance sheet at April 3, 2015 of $34.4 million, approximately $8.4 million was held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and has no intention of doing so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

The Company believes existing internally available funds and cash potentially generated from operations will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, continue paying a dividend, and to allow for future internal growth and expansion.

Off-Balance Sheet Arrangements
The Company did not have off-balance sheet arrangements or transactions in the 2015 or 2014 first quarters other than guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $1.3 million at April 3, 2015.
Contractual Obligations
The company did not enter into any significant contractual obligations during the quarter ended April 3, 2015.
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

Revenue in the Company’s European operations in the 2015 first quarter as compared with the corresponding 2014 period was affected by the weakness relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and by the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2015 first quarter as compared with the 2014 first quarter, the average value of the Euro decreased 17.8% while the average value of the British Pound decreased 8.5%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2014 first quarter to the 2015 first quarter, total European revenue would have been approximately $3.7 million higher, or $21.5 million as compared with the $17.8 million reported. Operating income in the 2015 first quarter was approximately $0.2 million lower due to the change in the exchange rates year-over-year.

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

Changes in Internal Control Over Financial Reporting
The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on April 3, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A. Risk Factors

There were no material changes in the Company's risk factors from those previously disclosed in the Company's Form 10-K for the period ended December 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Jan. 1 - Jan. 31	57,828	$8.30	57,828	579,454
Feb. 1 - Feb. 28	6,230	$8.30	6,230	573,224
Mar. 1 - Apr. 3	35,109	$7.43	35,109	538,115
Total	99,167	$7.99	99,167

*    Excludes broker commissions

Item 3.    Default Upon Senior Securities
None

Item 4.    Mine Safety Disclosures
Not applicable

Item 5.    Other Information
None

Item 6.    Exhibits

Exhibit	Description	Reference
3.1	Amended and Restated By-laws of Computer Task Group, Incorporated as adopted on February 19, 2015.	(1)
10.1	Employment Agreement, dated March 12, 2015, between Computer Task Group, Incorporated and Clifford Bleustein.	(2) +
10.2	Change in Control Agreement, dated March 12, 2015, between Computer Task Group, Incorporated and Clifford Bleustein.	(2) +
31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#
31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#
32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	##
101.INS	XBRL Instance Document	#
101.SCH	XBRL Taxonomy Extension Schema Document	#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	#
101.LAB	XBRL Taxonomy Extension Label Linkbase	#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	#

(1)	Filed as an Exhibit to the Registrant's Form 8-K on February 20, 2015, and incorporated herein by reference (file No. 001-09410)

(2)	Filed as an Exhibit to the Registrant's Form 8-K on March 13, 2015, and incorporated herein by reference (file No. 001-09410)

#	Filed herewith

#	Furnished herewith

+	Management contract or compensatory plan or agreement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ Brendan M. Harrington
Brendan M. Harrington
Title:	Chief Financial Officer

Date: April 29, 2015