Form 10-Q
period 2015-07-03
COMPUTER TASK GROUP INC
filed 2015-07-29
CIK 23111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	July 24, 2015
Common stock, par value $.01 per share	18,853,275

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014

Revenue	$94,744	$100,331	$192,221	$198,242
Direct costs	79,143	79,133	159,315	156,112
Selling, general and administrative expenses	14,485	15,728	29,577	31,185
Operating income	1,116	5,470	3,329	10,945
Interest and other income	4	23	45	41
Interest and other expense	46	78	97	193
Income before income taxes	1,074	5,415	3,277	10,793
Provision for income taxes	520	2,182	1,456	4,394
Net income	$554	$3,233	$1,821	$6,399
Net income per share:
Basic	$0.04	$0.22	$0.12	$0.42
Diluted	$0.03	$0.20	$0.11	$0.39
Weighted average shares outstanding:
Basic	15,439	14,999	15,423	15,074
Diluted	15,919	16,276	15,923	16,424

Cash dividend declared per share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014

Net Income	$554	$3,233	$1,821	$6,399

Foreign currency adjustment	422	(165)	(1,548)	(162)
Change in pension loss, net of taxes of $24 and $13 in the 2015 and 2014 second quarters, respectively, and $46 and $26 in the first two quarters of 2015 and 2014, respectively	(108)	86	807	131
Other comprehensive income (loss)	314	(79)	(741)	(31)

Comprehensive income	$868	$3,154	$1,080	$6,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share balances)
(Unaudited)

	July 3, 2015	December 31, 2014

Assets
Current Assets:
Cash and cash equivalents	$31,441	$40,862
Accounts receivable, net of allowances of $49 and $891 in 2015 and 2014, respectively	63,454	67,292
Prepaid and other current assets	2,101	1,817
Income taxes receivable	1,580	1,684
Deferred income taxes	990	1,079
Total current assets	99,566	112,734
Property, equipment and capitalized software, net	5,584	6,793
Goodwill	37,254	37,409
Deferred income taxes	6,140	6,364
Other assets	11,899	6,157
Investments	359	788
Total assets	$160,802	$170,245
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$5,880	$8,865
Accrued compensation	22,734	27,371
Advance billings on contracts	931	1,422
Dividend payable	918	896
Other current liabilities	3,641	4,955
Total current liabilities	34,104	43,509
Deferred compensation benefits	14,138	15,480
Other long-term liabilities	284	290
Total liabilities	48,526	59,279
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	125,720	125,884
Retained earnings	118,967	118,999
Less: Treasury stock of 8,149,209 and 8,486,172 shares at cost, in 2015 and 2014, respectively	(61,264)	(63,511)
Stock Trusts of 3,363,351 shares at cost in both periods	(55,083)	(55,083)
Accumulated other comprehensive loss	(16,334)	(15,593)
Total shareholders’ equity	112,276	110,966
Total liabilities and shareholders’ equity	$160,802	$170,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	For the Two Quarters Ended
	July 3, 2015	June 27, 2014

Cash flow from operating activities:
Net income	$1,821	$6,399
Adjustments:
Depreciation and amortization expense	1,114	1,618
Equity-based compensation expense	672	1,193
Deferred income taxes	267	(274)
Deferred compensation	(338)	37
Write-off of capitalized software	1,140	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	2,382	(6,874)
Increase in prepaid and other current assets	(304)	(833)
(Increase) decrease in income taxes receivable	120	(801)
(Increase) decrease in other assets	(610)	5
Decrease in accounts payable	(2,778)	(3,206)
Decrease in accrued compensation	(4,079)	(2,769)
Decrease in advance billings on contracts	(439)	(579)
Decrease in other current liabilities	(1,168)	(533)
Increase (decrease) in other long-term liabilities	(6)	18
Net cash used in operating activities	(2,206)	(6,599)
Cash flow from investing activities:
Additions to property and equipment	(539)	(737)
Additions to capitalized software	(555)	(942)
Deferred compensation plan investments, net	433	110
Net cash used in investing activities	(661)	(1,569)
Cash flow from financing activities:
Proceeds from stock option plan exercises	1,988	267
Excess tax benefits from equity-based compensation	350	1,303
Proceeds from Employee Stock Purchase Plan	142	168
Change in cash overdraft, net	(374)	27
Dividends paid	(1,799)	(1,645)
Payment against loans on life insurance policies	(5,171)	—
Purchase of stock for treasury	(840)	(6,436)
Net cash used in financing activities	(5,704)	(6,316)
Effect of exchange rates on cash and cash equivalents	(850)	(93)
Net decrease in cash and cash equivalents	(9,421)	(14,577)
Cash and cash equivalents at beginning of year	40,862	46,227
Cash and cash equivalents at end of quarter	$31,441	$31,650

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal quarter where the last day of each of the first three quarters is a Friday. The 2015 second quarter began on April 4, 2015 and ended on July 3, 2015. The 2014 second quarter began on March 29, 2014 and ended June 27, 2014. There were 63 and 64 billable days in the second quarters of 2015 and 2014, respectively, and 129 and 126 billable days in the first two quarters of 2015 and 2014, respectively. In 2015, the Company added one week to its first quarter so that its fiscal quarter-end date of April 3 would approximate the calendar quarter-end date of March 31, and removed one week from the fourth quarter which will end on December 31, 2015.

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

IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and two quarters ended July 3, 2015 and June 27, 2014 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
IT solutions	33.7%	40.4%	33.3%	39.8%
IT staffing	66.3%	59.6%	66.7%	60.2%
Total	100.0%	100.0%	100.0%	100.0%
The Company promotes a significant portion of its services through five vertical market focus areas: Technology Service Providers, Manufacturing, Healthcare (which includes services provided to healthcare providers, health insurers, and life sciences companies), Financial Services, and Energy. The Company focuses on these five vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.
CTG’s revenue by vertical market for the quarter and two quarters ended July 3, 2015 and June 27, 2014 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Technology service providers	30.5%	25.9%	29.2%	25.5%
Manufacturing	25.6%	22.0%	27.0%	22.4%
Healthcare	24.8%	31.3%	24.5%	30.8%
Financial services	6.6%	7.5%	6.7%	7.8%
Energy	5.2%	6.1%	5.4%	6.1%
General markets	7.3%	7.2%	7.2%	7.4%
Total	100.0%	100.0%	100.0%	100.0%
Fair Value
Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants. The Company utilizes a fair value hierarchy for its assets and liabilities, as applicable, based upon three levels of input, which are:
Level 1—quoted prices in active markets for identical assets or liabilities (observable)
Level 2—inputs other than Level 1 which are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)
Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)
At July 3, 2015 and December 31, 2014, the carrying amounts of the Company’s cash of $31.4 million and $40.9 million, respectively, approximated fair value.
The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the quarter or year-to-date periods ended July 3, 2015 or June 27, 2014.

Life Insurance Policies
The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. Those policies have generated cash surrender value, and the Company has taken loans against the policies. At July 3, 2015 and December 31, 2014, these insurance policies had a gross cash surrender value of $28.0 million and $27.6 million, respectively, outstanding loans and interest totaled $17.5 million and $23.1 million, respectively, and net cash surrender value balances of $10.5 million and $4.5 million, respectively, were included on the consolidated balance sheet in “Other Assets” under non-current assets. During the 2015 second quarter, the Company used approximately $5.2 million in cash to payoff certain of the outstanding loans.
At July 3, 2015 and December 31, 2014, the total death benefit for the remaining policies was approximately $40.2 million and $38.8 million, respectively. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $21.1 million after the payment of outstanding loans, and, under current tax regulations, would record a non-taxable gain of approximately $11.6 million.
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

Property, Equipment and Capitalized Software Costs
Property, equipment and capitalized software at July 3, 2015 and December 31, 2014 are summarized as follows:

(amounts in thousands)	July 3, 2015	December 31, 2014
Property, equipment and capitalized software	$26,432	$27,487
Accumulated depreciation and amortization	(20,848)	(20,694)
Property, equipment and capitalized software, net	$5,584	$6,793

During the second quarter of 2015, the Company recorded expense for the impairment of one of its capitalized software projects related to IT medical management, primarily for chronic kidney disease, after determining that it had no net realizable value. Although the Company experienced some sales success with research institutions, the Company has been unable to sell the product to payers, its intended market, and has discontinued the effort to sell the technology. The remaining net asset value of approximately $1.1 million was written-off to direct costs in the 2015 second quarter operating results.
The Company recorded $0.4 million and $0.6 million of capitalized software costs during the quarter and two quarters ended July 3, 2015, respectively, and $0.4 million and $0.9 million in the corresponding 2014 periods, respectively. As of those dates, the Company had capitalized totals of approximately $4.6 million and $6.7 million, respectively, for software projects developed for internal use. Amortization periods range from two to five years, and are evaluated annually for propriety. Amortization expense totaled $0.1 million and $0.3 million in the quarter, and $0.3 million and $0.7 million in the two quarters ended July 3, 2015 and June 27, 2014, respectively. Accumulated amortization for these projects totaled $4.2 million and $4.1 million as of July 3, 2015 and June 27, 2014, respectively.

Guarantees
The Company has several guarantees in place in our European operations which support office leases and performance under government projects. These guarantees totaled approximately $1.4 million and $1.6 million at July 3, 2015 and December 31, 2014, respectively, and generally have expiration dates ranging from August 2015 through December 2019.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

3.	Net Income Per Share
Basic and diluted earnings per share (EPS) for the quarter and two quarters ended July 3, 2015 and June 27, 2014 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands, except per-share data)	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Weighted-average number of shares outstanding during period	15,439	14,999	15,423	15,074
Common stock equivalents - incremental shares primarily under stock option plans	480	1,277	500	1,350
Number of shares on which diluted earnings per share is based	15,919	16,276	15,923	16,424
Net income	$554	$3,233	$1,821	$6,399
Net income per share
Basic	$0.04	$0.22	$0.12	$0.42
Diluted	$0.03	$0.20	$0.11	$0.39
Weighted-average shares represent the average number of issued shares less treasury shares and shares held in the Stock Trusts, and for the basic EPS calculations, unvested restricted stock.
Certain options representing 0.6 million and 0.5 million shares of common stock were outstanding at July 3, 2015 and June 27, 2014, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

4.	Investments
The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At July 3, 2015 and December 31, 2014, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.4 million and $0.8 million, respectively, and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see note 2 for “Fair Value”). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2015 and 2014 second quarter and year-to-date periods.

5.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at July 3, 2015 and December 31, 2014 are as follows:

(amounts in thousands)	July 3, 2015	December 31, 2014
Foreign currency adjustment	$(7,359)	$(5,811)
Pension loss adjustment, net of tax of $1,187 in 2015, and $1,233 in 2014	(8,975)	(9,782)
Accumulated other comprehensive loss	$(16,334)	$(15,593)
During the 2015 and 2014 second quarter and year-to-date periods, prior service costs and actuarial losses were amortized to expense as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Amortization of actuarial losses	$97	$51	$195	$102
Income tax	(24)	(13)	(46)	(26)
Net of tax	$73	$38	$149	$76

The amortization of both prior service cost and actuarial losses are included in determining net periodic pension cost. See note 7, "Deferred Compensation and Other Benefits" for additional information.

6.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR ranges from 38% to 40% of pre-tax income. The 2015 second quarter ETR was 48.4% and the 2015 year-to-date ETR was 44.4%.

The ETR was higher than the normal range in the 2015 second quarter and year-to-date period primarily due to the expiration of certain federal income tax credits as of December 31, 2014. The Work Opportunity Tax Credit (WOTC) and the Research and Development Tax Credit had not been renewed by the U.S. federal government as of July 3, 2015. Should these credits be reinstated during 2015, in accordance with current accounting guidelines, the Company will recognize the benefit of those credits beginning in the quarter in which such legislation is enacted. Additionally, in 2015 the Company had net expense in certain jurisdictions where it has historically incurred losses, and the Company takes no deduction in its tax provision for these expenses as a full valuation allowance against the existing net operating losses has been recorded. These losses, in conjunction with lower pre-tax income in 2015, resulted in a higher ETR in 2015. The ETR was also higher than the normal range in the 2014 second quarter and year-to-date period primarily due to the expiration of the WOTC and the R&D as of December 31, 2014, which were not renewed in 2014 as of June 27, 2014.

At July 3, 2015, the undistributed earnings of foreign subsidiaries was approximately $19.5 million. A deferred tax liability for the taxes related to these unremitted, accumulated foreign earnings has not been provided for as the determination of the estimated liability is not practicable and because undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

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

Net periodic pension cost for the quarter and two quarters ended July 3, 2015 and June 27, 2014 for the ESBP is as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Interest cost	$66	$69	$131	$138
Amortization of actuarial loss	60	35	120	69
Net periodic pension cost	$126	$104	$251	$207

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see Note 2, Summary of Significant Accounting Policies - "Life Insurance Policies"). The Company does not anticipate making contributions to the plan other than for benefit payments as required in 2015 and future years. For the first two quarters of 2015, the Company has made benefit payments totaling approximately $0.4 million, and expects to make payments in 2015 totaling approximately $0.7 million.

The Company also maintained a contributory defined-benefit plan for its previous employees located in the Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003. Net periodic pension cost was approximately $18,000 and $24,000 in the 2015 and 2014 second quarters, respectively, and $36,000 and $47,000 in the year-to-date periods ended July 3, 2015 and June 27, 2014, respectively.

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

The change in the fair value of plan assets for the NDBP for the two quarters ended July 3, 2015 and June 27, 2014 is as follows:

	For the Two Quarters Ended
(amounts in thousands)	July 3, 2015	June 27, 2014
Fair value of plan assets at beginning of period	$7,910	$8,752
Return on plan assets	144	172
Contributions	—	—
Benefits paid	(69)	(81)
Effect of exchange rate changes	(705)	(35)
Fair Value of plan assets at end of quarter	$7,280	$8,808

The Company also maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. Cash contributions made to this plan in the 2015 first quarter for amounts earned in 2014 totaled $0.1 million. The investments in the plan are included in the total assets of the Company, and are discussed in note 4, “Investments.” Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the funds received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were no purchases of stock units in the 2015 second quarter or year-to-date periods.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Cash contributions were made to the plan in the first two quarters of 2015 totaling $0.2 million for the non-employee directors.  At the time the contributions were made, the non-employee directors elected to purchase stock units from the Company at current market prices using their available investment balance within the plan. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in exchange for funds received, the Company released shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

8.	Equity-based Compensation
During the 2015 second quarter, the Company granted stock options to one of its employees. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. The stock options granted, the weighted-average fair value of an option, and the weighted-average assumptions used to calculate the fair value of a stock option for the respective quarters are as follows:

For the Quarter Ended
July 3, 2015
Stock options granted	200,000
Weighted-average fair value	$2.17
Expected volatility	44.4%
Risk-free interest rate	1.3%
Expected term (years)	4.3
Expected dividend yield	3.2%
The Company used historical volatility calculated using daily closing prices for its common stock over periods that match the expected term of the granted option to estimate the expected volatility for its stock option grants.

The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options’ expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of paying dividends and the expectation of paying dividends in the foreseeable future.

During the 2015 second quarter, the Company issued restricted stock units representing 67,000 shares to one of its employees on April 6, 2015 with a value of $7.52 per share. During the 2014 second quarter, the Company issued restricted stock to certain employees totaling 20,000 shares on May 6, 2014 with a value of $15.00 per share.

The stock and stock units vest over a period of four years, with 25% of the stock or units vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock or stock units is fully vested to the employee. The Company recognizes compensation expense for these grants over the expected term of the restricted grant, or four years. The restricted shares are considered outstanding and can be voted. The 2015 grant is not eligible to receive dividends. The 2014 grants are eligible to receive dividends in the event any are paid, however, the 2014 grants do not include a non-forfeitable right for the holder to receive dividends and none will be paid in the event the awards do not vest. Accordingly, only vested shares of outstanding restricted stock are included in the basic earnings per share calculation. The shares and the share units were granted from the 1991 Restricted Stock Plan and the 2010 Equity Award Plan.

9.	Treasury Stock

During the 2015 second quarter, the Company used approximately $43,000 to purchase 6,000 shares of its stock for treasury pursuant to the Company's share repurchase program. For the year-to-date period ended July 3, 2015, the Company used approximately $0.8 million to purchase 105,000 shares pursuant to the repurchase program. At July 3, 2015, approximately 0.5 million shares remained authorized for future purchases. The Company issued 192,000 shares and 542,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2015 second quarter and year-to-date period, respectively.

During the 2014 second quarter and year-to-date period, the Company used approximately $2.8 million and $6.4 million to purchase 175,000 and 386,000 shares, respectively, of its stock for treasury pursuant to the Company’s share repurchase program. At June 27, 2014, approximately 0.8 million shares remained authorized for future purchases. The Company issued approximately 243,000 shares and 450,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2014 second quarter and year-to-date period, respectively.

10.	Significant Customers
In the 2015 second quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $25.0 million or 26.4% of consolidated revenue as compared with $22.7 million or 22.6% of revenue in the comparable 2014 period. In the first two quarters of 2015, IBM accounted for $48.2 million or 25.1% of consolidated revenue, compared with $44.3 million or 22.3% of consolidated revenue in the comparable 2014 period.

During the 2014 fourth quarter, the National Technical Services Agreement with IBM was renewed for three years until December 31, 2017. The Company’s accounts receivable from IBM at July 3, 2015 and December 31, 2014 totaled $11.3 million and $10.0 million, respectively.

In January 2014, IBM announced its intention to spin off its x86 server division to Lenovo, and the initial closing of that sale occurred on September 29, 2014. A portion of the Company's 2014 second quarter and year-to-date revenue from IBM was related to the x86 server division. The Company retained a significant share of the revenue derived from the x86 server division subsequent to the transition of the division from IBM to Lenovo.

In the 2015 second quarter, SDI International (SDI) was the Company's second largest customer and accounted for $11.4 million or 12.1% of consolidated revenue as compared with $7.4 million or 7.4% of consolidated revenue in the comparable 2014 period. In the first two quarters of 2015, SDI accounted for $25.0 million or 13.0% of consolidated revenue, compared with $14.7 million or 7.4% of consolidated revenue in the comparable 2014 period. SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI are for employees working at Lenovo. The Company's accounts receivable from SDI at July 3, 2015 and December 31, 2014 totaled $9.0 million and $9.2 million, respectively.

No other customer accounted for more than 10.0% of the Company’s revenue in the second quarter or year-to-date periods of 2015 or 2014.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Two Quarters Ended July 3, 2015
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

IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and two quarters ended July 3, 2015 and June 27, 2014 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
IT solutions	33.7%	40.4%	33.3%	39.8%
IT staffing	66.3%	59.6%	66.7%	60.2%
Total	100.0%	100.0%	100.0%	100.0%

The Company promotes a significant portion of its services through five vertical market focus areas: Technology Service Providers, Manufacturing, Healthcare (which includes services provided to healthcare providers, health insurers, and life sciences companies), Financial Services, and Energy. The Company focuses on these five vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.
The Company’s revenue by vertical market as a percentage of total revenue for the quarter and two quarters ended July 3, 2015 and June 27, 2014 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Technology service providers	30.5%	25.9%	29.2%	25.5%
Manufacturing	25.6%	22.0%	27.0%	22.4%
Healthcare	24.8%	31.3%	24.5%	30.8%
Financial services	6.6%	7.5%	6.7%	7.8%
Energy	5.2%	6.1%	5.4%	6.1%
General markets	7.3%	7.2%	7.2%	7.4%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods for the quarter and two quarters ended July 3, 2015 and June 27, 2014 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Time-and-material	88.1%	86.2%	88.2%	86.8%
Progress billing	9.9%	11.5%	9.7%	10.7%
Percentage-of-completion	2.0%	2.3%	2.1%	2.5%
Total	100.0%	100.0%	100.0%	100.0%
Results of Operations
The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	July 3, 2015		June 27, 2014
	(amounts in thousands)
Revenue	100.0%	$94,744	100.0%	$100,331
Direct costs	83.5%	79,143	78.8%	79,133
Selling, general and administrative expenses	15.3%	14,485	15.7%	15,728
Operating income	1.2%	1,116	5.5%	5,470
Interest and other expense, net	—%	(42)	(0.1)%	(55)
Income before income taxes	1.2%	1,074	5.4%	5,415
Provision for income taxes	0.6%	520	2.2%	2,182
Net income	0.6%	$554	3.2%	$3,233

For the Two Quarters Ended:	July 3, 2015		June 27, 2014
	(amounts in thousands)
Revenue	100.0%	$192,221	100.0%	$198,242
Direct costs	82.9%	159,315	78.8%	156,112
Selling, general and administrative expenses	15.4%	29,577	15.7%	31,185
Operating income	1.7%	3,329	5.5%	10,945
Interest and other expense, net	—%	(52)	(0.1)%	(152)
Income before income taxes	1.7%	3,277	5.4%	10,793
Provision for income taxes	0.8%	1,456	2.2%	4,394
Net income	0.9%	$1,821	3.2%	$6,399
The Company recorded revenue in the 2015 and 2014 periods as follows:

					Year-over-
For the Quarter Ended:	July 3, 2015		June 27, 2014		Year Change
	(amounts in thousands)
North America	82.4%	$78,085	80.2%	$80,513	(3.0)%
Europe	17.6%	16,659	19.8%	19,818	(15.9)%
Total	100.0%	$94,744	100.0%	$100,331	(5.6)%

There were 63 billable days and 64 billable days in the 2015 and 2014 second quarters, respectively. Reimbursable expenses billed to customers and included in revenue totaled $1.8 million and $2.6 million in the 2015 and 2014 second quarters, respectively.

					Year-over-
For the Two Quarters Ended:	July 3, 2015		June 27, 2014		Year Change
	(amounts in thousands)
North America	82.1%	$157,779	79.5%	$157,662	0.1%
Europe	17.9%	34,442	20.5%	40,580	(15.1)%
Total	100.0%	$192,221	100.0%	$198,242	(3.0)%
There were 129 billable days and 126 billable days in the 2015 and 2014 year-to-date periods, respectively. Reimbursable expenses billed to customers and included in revenue totaled $3.5 million and $5.1 million in the 2015 and 2014 year-to-date periods, respectively.

The revenue decrease in North America in the 2015 second quarter as compared with the corresponding 2014 period was primarily due to one less billable day in 2015 as compared with 2014. Additionally, an increase in demand for the Company’s IT staffing services was offset by a significant decrease in demand for the Company's IT solutions services, primarily in its healthcare vertical market. The slight revenue increase in North America in the 2015 year-to-date period is primarily due to three additional billable days in 2015 as compared with 2014. The revenue decrease in Europe in both the 2015 second quarter and year-to-date period is due to a significant decrease in the value of the Euro as compared with the US dollar.

On a consolidated basis, IT solutions revenue decreased $8.6 million or 21.2% in the 2015 second quarter, and $14.8 million or 18.7% in the 2015 year-to-date period, as compared with the corresponding 2014 periods. The Company's IT solutions healthcare vertical market revenue began to decrease with the sequestration imposed by the U.S. government starting on April 1, 2013, which reduced Medicare reimbursements to hospitals and health systems by 2%. Additionally, the implementation date for ICD-10 was delayed in early 2014 until at least October 1, 2015, from the previous implementation date of October 1, 2014. The sequestration reduced revenue for our healthcare customers, causing them to significantly reduce planned expenditures for IT services beginning in the latter half of 2013. The ICD-10 implementation date delay in the 2014 first quarter caused our customers to further postpone planned IT projects. In late 2014, the Company also began to see significant reductions in billable resources at several of its larger healthcare clients which further decreased IT solutions revenue in the Company's healthcare vertical market as existing projects came to an end.

On a consolidated basis, IT staffing revenue increased $3.0 million or 5.0% during the 2015 second quarter, and $8.7 million or 7.3% in the 2015 year-to-date period as compared with corresponding 2014 periods. The IT staffing increase was primarily due to an increase in demand from the Company's largest staffing customers, and due to three additional billing days in the 2015 year-to-date period as compared with corresponding 2014 period. The Company’s headcount was approximately 3,800 employees at July 3, 2015, which was unchanged from approximately 3,800 employees at both June 27, 2014 and December 31, 2014.

The decrease in revenue in the Company’s European operations in the 2015 second quarter and year-to-date periods as compared with the corresponding 2014 periods was primarily due to weakness relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2015 second quarter as compared with the corresponding 2014 period, the average value of the Euro decreased 19.3% and the average value of the British Pound decreased 8.8%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2014 second quarter to the 2015 second quarter, total European revenue would have been approximately $3.9 million higher, or $20.5 million as compared with the $16.7 million reported. In the first two quarters of 2015 as compared with the corresponding 2014 period, the average value of the Euro decreased 18.5% and the average value of the British Pound decreased 8.6%. If there had been no change in the exchange rates from the first two quarters of 2014 to the corresponding 2015 period, total European revenue would have been approximately $7.6 million higher, or $42.0 million compared with the $34.4 million reported. Additionally, operating income (loss) in the second quarter and year-to-date period would have been approximately $86,000 lower, and $126,000 higher, respectively, if there had been no change in the exchange rates year-over-year.

In the 2015 second quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $25.0 million or 26.4% of consolidated revenue as compared with $22.7 million or 22.6% of revenue in the comparable 2014 period. In the first two quarters of 2015, IBM accounted for $48.2 million or 25.1% of consolidated revenue, compared with $44.3 million or 22.3% of consolidated revenue in the comparable 2014 period.

During the 2014 fourth quarter, the National Technical Services Agreement with IBM was renewed for three years until December 31, 2017. The Company’s accounts receivable from IBM at July 3, 2015 and December 31, 2014 totaled $11.3 million and $10.0 million, respectively.

In January 2014, IBM announced its intention to spin off its x86 server division to Lenovo, and the initial closing of that sale occurred on September 29, 2014. A portion of the Company's 2014 second quarter and year-to-date revenue from IBM was related to the x86 server division. The Company retained a significant share of the revenue derived from the x86 server division subsequent to the transition of the division from IBM to Lenovo.

In the 2015 second quarter, SDI International (SDI) was the Company's second largest customer and accounted for $11.4 million or 12.1% of consolidated revenue as compared with $7.4 million or 7.4% of consolidated revenue in the comparable 2014 period. In the first two quarters of 2015, SDI accounted for $25.0 million or 13.0% of consolidated revenue, compared with $14.7 million or 7.4% of consolidated revenue in the comparable 2014 period. SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI are for employees working at Lenovo. The Company's accounts receivable from SDI at July 3, 2015 and December 31, 2014 totaled $9.0 million and $9.2 million, respectively.

No other customer accounted for more than 10.0% of the Company’s revenue in the second quarter or year-to-date periods of 2015 or 2014.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 83.5% of revenue in the 2015 second quarter as compared with 78.8% of revenue in the 2014 second quarter, and 82.9% of revenue in the first two quarters of 2015 as compared with 78.8% in the corresponding 2014 period. The Company’s direct costs as a percentage of revenue increased in the 2015 second quarter and year-to-date periods as compared with the corresponding 2014 periods in part due to the Company recording expense charges totaling $2.3 million for the write-off of capitalized software related to an IT medical model for chronic kidney disease, and for severance charges in the Company's European operations. Of the total charge of $2.3 million, approximately $2.1 million was recorded in direct costs. Additionally, there was a significant shift in the mix of the Company's business to a much higher level of IT staffing revenue, for the most part provided to the Company's largest IT staffing clients which have much higher direct costs as a percentage of revenue as compared with the Company's IT solutions clients. The Company also experienced pricing pressure from a large IT staffing customer in the 2015 second quarter and year-to-date period.

For 2015, as part of the requirements of the Patient Protection and Affordable Care Act, the Company offers compliant health coverage to its hourly employees with the intention of passing these additional costs on to the customers which engage our hourly employees who elect this coverage. In the event the Company is not able to pass a portion of these costs to its customers, our direct cost as a percentage of revenue will increase.

Selling, general and administrative (“SG&A”) expenses were 15.3% of revenue in the 2015 second quarter as compared with 15.7% in the corresponding 2014 period, and 15.4% of revenue in the first two quarters of 2015 as compared with 15.7% in the corresponding 2014 period. The decrease in SG&A expenses as a percentage of revenue in the 2015 year-to-date period as compared with the corresponding 2014 period is primarily due to disciplined cost control, primarily related to the SG&A expenses associated with our operating units.

Operating income was 1.2% of revenue in the 2015 second quarter as compared with 5.5% in the 2014 second quarter, and 1.7% of revenue in the first two quarters of 2015 as compared with 5.5% in the corresponding 2014 period. The decrease in operating income as a percentage of revenue in the 2015 second quarter and year-to-date period as compared with the corresponding 2014 periods is due to the decrease in IT solutions in the Company's business mix, the pricing pressure from a large IT staffing customer, and the expense charges taken in the 2015 second quarter totaling $2.3 million. Operating income from North American operations was $2.9 million and $9.4 million in the first two quarters of 2015 and 2014, respectively. European operations recorded operating income of $0.4 million and $1.6 million in the 2015 and 2014 year-to-date periods, respectively.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR ranges from 38% to 40% of pre-tax income. The 2015 second quarter ETR was 48.4% and the 2015 year-to-date ETR was 44.4%.

The ETR was higher than the normal range in the 2015 second quarter and year-to-date period primarily due to the expiration of certain federal income tax credits as of December 31, 2014. The Work Opportunity Tax Credit (WOTC) and the Research and Development Tax Credit had not been renewed by the U.S. federal government as of July 3, 2015. Should these credits be reinstated during 2015, in accordance with current accounting guidelines, the Company will recognize the benefit of those credits beginning in the quarter in which such legislation is enacted. Additionally, in 2015 the Company had net expense in certain jurisdictions where it has historically incurred losses, and the Company takes no deduction in its tax provision for these expenses as a full valuation allowance against the existing net operating losses has been recorded. These losses, in conjunction with lower pre-tax income in 2015, resulted in a higher ETR in 2015. The ETR was also higher than the normal range in the 2014 second quarter and year-to-date period primarily due to the expiration of the WOTC and the R&D as of December 31, 2013, which were not renewed in 2014 as of June 27, 2014.

Net income for the 2015 second quarter was 0.6% of revenue or $0.03 per diluted share, compared with net income of 3.2% of revenue or $0.20 per diluted share in the 2014 second quarter. Net income for the first two quarters of 2015 was 0.9% of revenue or $0.11 per diluted share, compared with net income of 3.2% of revenue or $0.39 per diluted share in the first two quarters of 2014. Diluted earnings per share was calculated using 15.9 million and 16.3 million weighted-average equivalent shares outstanding for the quarters ended July 3, 2015 and June 27, 2014, respectively, and 15.9 million and 16.4 million weighted-average equivalent shares outstanding for the year-to-date periods ended July 3, 2015 and June 27, 2014, respectively. The decrease in weighted-average equivalent shares outstanding in 2015 is primarily due to a lessor dilutive effect of outstanding equity-based compensation grants.

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
Goodwill Valuation
As of July 3, 2015, goodwill recorded on our Consolidated Balance Sheet totaled $37.3 million, all of which relates to our Healthcare Solutions unit. In connection with our annual goodwill impairment test, we make various assumptions in determining the estimated fair value of the Healthcare Solutions unit. We perform an annual impairment review in the fourth quarter of each year.
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
We concluded that the goodwill assigned to the Healthcare Solutions unit as of October 24, 2014 was not impaired and that the unit was not at risk of failing step one of the goodwill impairment test as prescribed under the current accounting guidelines. Furthermore, nothing has come to our attention in the 2015 second quarter or year-to-date period which ended July 3, 2015 which led the Company to believe this unit was impaired. We therefore believe that the estimated fair value of the unit continues to be substantially in excess of its carrying value. However, the estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events. In the event the business significantly underachieves its goals for revenue and profit growth in the remainder of 2015 or in future years, the carrying value for this business unit may not be supportable using a discounted cash flow projection, and an impairment charge may exist.
Income Taxes—Valuation Allowances on Deferred Tax Assets
At July 3, 2015, the Company had a total of approximately $7.1 million of current and non-current deferred tax assets, net of deferred tax liabilities and valuation allowances, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation and state taxes, offset by depreciation. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the expected tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.
At July 3, 2015, the Company had deferred tax assets recorded resulting from net operating losses totaling approximately $1.0 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at July 3, 2015, the Company had offset a portion of these assets with a valuation allowance totaling $0.9 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.1 million.
The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the second quarter of 2015 would have increased or decreased net income by approximately $10,700.
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
Financial Condition and Liquidity
Cash used in operating activities was $2.2 million in the first two quarters of 2015, while operating activities used $6.6 million in the first two quarters of 2014. In the first two quarters of 2015, net income was $1.8 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, deferred compensation and losses on disposals of property, equipment and capitalized software, totaled $2.9 million. In the 2014 period, net income was $6.4 million while the corresponding non-cash adjustments netted to $2.6 million.
Accounts receivable balances decreased $2.4 million in the first two quarters of 2015 and increased $6.9 million in the first two quarters of 2014. The decrease in the accounts receivable balance in the 2015 period primarily resulted from an decrease in days sales outstanding (DSO), offset by a decrease in revenue year-over-year of approximately 6%. DSO was 61 days at July 3, 2015 and 66 days at December 31, 2014. The decrease in DSO at July 3, 2015 was primarily due to the collection of several significant account balances prior to quarter-end.

The increase in the accounts receivable balance in the 2014 period primarily resulted from an increase in DSO. DSO was 67 days at June 27, 2014 and 62 days at December 31, 2013. The increase in DSO at June 27, 2014 was primarily due to a general slowdown in the timing of receipts prior to quarter-end.
In July 2015, subsequent to quarter-end, the Company made a decision to remove itself from an advance payment program with a significant customer. Under the program, payments due in 65 days were paid in 15 days, for which the Company paid a fee. The Company anticipates this program ending in the 2015 third quarter. With the exit from this program, the Company's accounts receivable balance and DSO will increase, and cash balances will decrease. The Company anticipates increasing revenue by approximately $0.5 million annually by exiting this program.
Accounts payable decreased $2.8 million and $3.2 million in the 2015 and 2014 year-to-date periods, respectively, primarily due to the timing of certain payments near period-end and generally fewer purchases due to a reduction in the overall size of the business. Accrued compensation decreased $4.1 million in the first two quarters of 2015 primarily due to the payment of the US bi-weekly payroll on the last day of the 2015 fiscal second quarter. Accrued compensation decreased $2.8 million in the 2014 period primarily due to lower headcount and lower incentive accruals in 2014 as compared with the first two quarters of 2013.
Investing activities used $0.7 million and $1.6 million of cash in the 2015 and 2014 first two quarters, respectively. The Company used cash for additions to property and equipment of $0.5 million in 2015 and $0.7 million in 2014, additions to capitalized software totaling $0.6 million in 2015 and $0.9 million in 2014, and the net change in the Company's deferred compensation plans totaled $0.4 million in 2015 and $0.1 million in 2014. The Company has no significant commitments for the purchase of property or equipment at July 3, 2015, and does not expect the amount to be spent in the remaining quarters of 2015 on additions to property, equipment and capitalized software to significantly vary from the amount spent in the first two quarters.
Financing activities used $5.7 million and $6.3 million of cash in the first two quarters of 2015 and the corresponding 2014 period, respectively. The Company recorded $2.3 million and $1.6 million in the 2015 and 2014 first two quarters, respectively, from the proceeds from stock option exercises and excess tax benefits from equity-based compensation transactions. Cash overdrafts were $(0.4) million and $27,000 in the first two quarters of 2015 and 2014, respectively. The Company paid dividends totaling $1.8 million and $1.6 million in the first two quarters of 2015 and 2014, respectively. The Company also used $0.8 million to purchase approximately 105,000 shares for treasury in the first two quarters of 2015, and used $6.4 million to purchase approximately 386,000 shares in the first two quarters of 2014. At July 3, 2015, a total of approximately 0.5 million shares are available under the Company's authorization to purchase shares in future periods.
In addition, the Company paid $5.2 million to pay off loans that had previously been taken against the cash surrender value of Company owned life insurance policies. The Company believes that using existing cash balances to pay down certain of these loans which will reduce interest expense incurred by the Company is a prudent use of its available cash resources. After payment of these loans, approximately $18.5 million of loans and related interest remain outstanding. The Company intends to use available cash resources or borrow under its credit agreement to further pay down these loans balances in the future.
During April 2014, the Company entered into a new, demand line of credit with its banks totaling $40.0 million. At both July 3, 2015 or June 27, 2014, there were no amounts outstanding under this credit agreement. The Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. During both the 2015 and 2014 year-to-date periods, the Company did not borrow any funds under its demand credit agreement.
The Company is currently in the process of negotiating with its banks to establish a new, committed revolving line of credit. These negotiations began in the 2015 second quarter. The Company anticipates receiving terms that are consistent with its existing demand line of credit, and believes a new agreement will be in place by the end of the Company's fiscal 2015 third quarter.

Of the total cash and cash equivalents reported on the consolidated balance sheet at July 3, 2015 of $31.4 million, approximately $9.8 million was held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and has no intention of doing so in the foreseeable future as the funds are required to meet the working capital needs of our foreign operations.

The Company believes existing internally available funds, cash potentially generated from operations, and funds available under its credit agreement will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, continue paying a dividend, and to allow for future internal growth and expansion.
Off-Balance Sheet Arrangements
The Company did not have off-balance sheet arrangements or transactions in the 2015 or 2014 second quarters other than guarantees in our European operations which support office leases and performance under government contracts. These guarantees totaled approximately $1.4 million at July 3, 2015.
Contractual Obligations
The company did not enter into any significant contractual obligations during the quarter ended July 3, 2015.
Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations.

Revenue in the Company’s European operations in the 2015 second quarter and year-to-date period as compared with the corresponding 2014 periods was affected by the strength relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2015 second quarter as compared with the 2014 second quarter, the average value of the Euro decreased 19.3% while the average value of the British Pound decreased 8.8%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2014 second quarter to the 2015 second quarter, total European revenue would have been approximately $3.9 million higher, or $20.5 million as compared with the $16.7 million reported. In the first two quarters of 2015 as compared with the first two quarters of 2014, the average value of the Euro decreased 18.5% while the average value of the British Pound decreased 8.6%. If there had been no change in these exchange rates from the first two quarters of 2014 to the corresponding 2015 period, total European revenue would have been approximately $7.6 million higher, or $42.0 million as compared with the $34.4 million reported. Additionally, operating income (loss) in the 2015 second quarter and year-to-date period would have been approximately $86,000 lower and $126,000 higher, respectively, if there had been no change in the exchange rates year-over-year.

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

Changes in Internal Control Over Financial Reporting
The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on July 3, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A. Risk Factors

There were no material changes in the Company's risk factors from those previously disclosed in the Company's Form 10-K for the period ended December 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Apr. 4 - Apr. 30	5,700	$7.48	5,700	532,415
May 1 - May 31	—	$—	—	532,415
Jun. 1 - Jul. 3	—	$—	—	532,415
Total	5,700	$7.48	5,700

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

##    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ Brendan M. Harrington
Brendan M. Harrington
Title:	Chief Financial Officer

Date: July 29, 2015