Form 10-Q
period 2015-10-02
COMPUTER TASK GROUP INC
filed 2015-10-28
CIK 23111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	October 23, 2015
Common stock, par value $.01 per share	18,974,164

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)
(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 2, 2015	Sept. 26, 2014	Oct. 2, 2015	Sept. 26, 2014

Revenue	$93,055	$96,760	$285,276	$295,002
Direct costs	75,587	77,723	234,902	233,835
Selling, general and administrative expenses	13,901	14,466	43,478	45,651
Operating income	3,567	4,571	6,896	15,516
Interest and other income	27	32	72	73
Interest and other expense	51	65	148	258
Income before income taxes	3,543	4,538	6,820	15,331
Provision for income taxes	1,472	1,812	2,928	6,206
Net income	$2,071	$2,726	$3,892	$9,125
Net income per share:
Basic	$0.13	$0.18	$0.25	$0.61
Diluted	$0.13	$0.17	$0.24	$0.56
Weighted average shares outstanding:
Basic	15,477	15,075	15,441	15,074
Diluted	15,864	16,160	15,904	16,336

Cash dividend declared per share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 2, 2015	Sept. 26, 2014	Oct. 2, 2015	Sept. 26, 2014

Net Income	$2,071	$2,726	$3,892	$9,125

Foreign currency adjustment	92	(1,214)	(1,456)	(1,376)
Change in pension loss, net of taxes of $22 and $14 in the 2015 and 2014 third quarters, respectively, and $68 and $40 in the first three quarters of 2015 and 2014, respectively	(8)	286	799	417
Other comprehensive income (loss)	84	(928)	(657)	(959)

Comprehensive income	$2,155	$1,798	$3,235	$8,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share balances)
(Unaudited)

	Oct. 2, 2015	Dec. 31, 2014

Assets
Current Assets:
Cash and cash equivalents	$20,945	$40,862
Accounts receivable, net of allowances of $76 and $891 in 2015 and 2014, respectively	75,009	67,292
Prepaid and other current assets	2,614	1,817
Income taxes receivable	535	1,684
Deferred income taxes	919	1,079
Total current assets	100,022	112,734
Property, equipment and capitalized software, net	5,551	6,793
Goodwill	37,268	37,409
Deferred income taxes	6,052	6,364
Cash surrender value of life insurance	29,570	6,157
Investments	273	788
Total assets	$178,736	$170,245
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$6,501	$8,865
Accrued compensation	27,976	27,371
Advance billings on contracts	825	1,422
Dividend payable	915	896
Other current liabilities	4,484	4,955
Total current liabilities	40,701	43,509
Long-term debt	10,000	—
Deferred compensation benefits	14,054	15,480
Other long-term liabilities	283	290
Total liabilities	65,038	59,279
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	125,918	125,884
Retained earnings	120,115	118,999
Less: Treasury stock of 8,143,010 and 8,486,172 shares at cost, in 2015 and 2014, respectively	(61,272)	(63,511)
Stock Trusts of 3,363,351 shares at cost in both periods	(55,083)	(55,083)
Accumulated other comprehensive loss	(16,250)	(15,593)
Total shareholders’ equity	113,698	110,966
Total liabilities and shareholders’ equity	$178,736	$170,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	For the Three Quarters Ended
	Oct. 2, 2015	Sept. 26, 2014

Cash flow from operating activities:
Net income	$3,892	$9,125
Adjustments:
Depreciation and amortization expense	1,532	2,298
Equity-based compensation expense	966	1,858
Deferred income taxes	403	89
Deferred compensation	(95)	(63)
Loss on disposals of property, equipment and capitalized software	1,180	—
Changes in assets and liabilities:
Increase in accounts receivable	(9,084)	(4,950)
Increase in prepaid and other current assets	(816)	(954)
(Increase) decrease in income taxes receivable	1,166	(2,071)
Increase in cash surrender value of life insurance	(637)	(1,522)
Decrease in accounts payable	(2,689)	(3,768)
Increase (decrease) in accrued compensation	1,133	(7,849)
Decrease in advance billings on contracts	(542)	(1,079)
Decrease in other current liabilities	(335)	(271)
Increase (decrease) in other long-term liabilities	(7)	195
Net cash used in operating activities	(3,933)	(8,962)
Cash flow from investing activities:
Additions to property and equipment	(872)	(1,061)
Additions to capitalized software	(641)	(1,353)
Deferred compensation plan investments, net	514	110
Net cash used in investing activities	(999)	(2,304)
Cash flow from financing activities:
Proceeds from long-term debt	10,000	—
Proceeds from stock option plan exercises	2,066	658
Excess tax benefits from equity-based compensation	345	1,965
Proceeds from Employee Stock Purchase Plan	213	252
Change in cash overdraft, net	142	192
Dividends paid	(2,713)	(2,529)
Payoff of loans on life insurance policies	(22,827)	—
Purchase of stock for treasury	(1,406)	(6,436)
Net cash used in financing activities	(14,180)	(5,898)
Effect of exchange rates on cash and cash equivalents	(805)	(807)
Net decrease in cash and cash equivalents	(19,917)	(17,971)
Cash and cash equivalents at beginning of year	40,862	46,227
Cash and cash equivalents at end of quarter	$20,945	$28,256

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal quarter where the last day of each of the first three quarters is a Friday. The 2015 third quarter began on July 4, 2015 and ended on October 2, 2015. The 2014 third quarter began on June 28, 2014 and ended September 26, 2014. There were 64 and 63 billable days in the third quarters of 2015 and 2014, respectively, and 193 and 189 billable days in the first three quarters of 2015 and 2014, respectively. In 2015, the Company added one week to its first quarter so that its fiscal quarter-end date of April 3 would approximate the calendar quarter-end date of March 31, and removed one week from the fourth quarter which will end on December 31, 2015.

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

IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and three quarters ended October 2, 2015 and September 26, 2014 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 2, 2015	Sept. 26, 2014	Oct. 2, 2015	Sept. 26, 2014
IT solutions	32.3%	36.5%	32.8%	38.9%
IT staffing	67.7%	63.5%	67.2%	61.1%
Total	100.0%	100.0%	100.0%	100.0%
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
CTG’s revenue by vertical market for the quarter and three quarters ended October 2, 2015 and September 26, 2014 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 2, 2015	Sept. 26, 2014	Oct. 2, 2015	Sept. 26, 2014
Technology service providers	32.4%	29.3%	30.3%	26.6%
Manufacturing	24.9%	23.2%	26.3%	22.7%
Healthcare	23.7%	27.0%	24.2%	29.5%
Financial services	6.6%	7.8%	6.7%	7.8%
Energy	5.1%	5.9%	5.3%	6.1%
General markets	7.3%	6.8%	7.2%	7.3%
Total	100.0%	100.0%	100.0%	100.0%
Fair Value
Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants. The Company utilizes a fair value hierarchy for its assets and liabilities, as applicable, based upon three levels of input, which are:
Level 1—quoted prices in active markets for identical assets or liabilities (observable)
Level 2—inputs other than Level 1 which are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)
Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)
At October 2, 2015 and December 31, 2014, the carrying amounts of the Company’s cash of $20.9 million and $40.9 million, respectively, approximated fair value.
The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the quarter or year-to-date periods ended October 2, 2015 or September 26, 2014.

Life Insurance Policies
The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. Those policies have generated cash surrender value, and the Company had previously taken loans against the policies. During the 2015 third quarter and year-to-date period, the Company used approximately $17.6 million and $22.8 million, respectively, in cash to payoff the outstanding loans.
At October 2, 2015 and December 31, 2014, these insurance policies had a gross cash surrender value of $28.6 million and $27.6 million, respectively, outstanding loans and interest totaled $0.0 million and $23.1 million, respectively, and net cash surrender value balances of $28.6 million and $4.5 million, respectively, were included on the consolidated balance sheet in “Cash surrender value of life insurance” under non-current assets.
At October 2, 2015 and December 31, 2014, the total death benefit for the remaining policies was approximately $40.2 million and $38.8 million, respectively. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $39.6 million, and under current tax regulations, would record a non-taxable gain of approximately $11.0 million.
Taxes Collected from Customers
In instances where the Company collects taxes from its customers for remittance to governmental authorities, primarily in its European operations, revenue and expenses are not presented on a gross basis in the consolidated financial statements as such taxes are recorded in the Company's accounts on a net basis.
Cash and Cash Equivalents, and Cash Overdrafts
For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. As the Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment, the "change in cash overdraft, net," as presented on the condensed consolidated statement of cash flows represents the increase or decrease in outstanding checks for a given period.

Property, Equipment and Capitalized Software Costs
Property, equipment and capitalized software at October 2, 2015 and December 31, 2014 are summarized as follows:

(amounts in thousands)	Oct. 2, 2015	Dec. 31, 2014
Property, equipment and capitalized software	$26,575	$27,487
Accumulated depreciation and amortization	(21,024)	(20,694)
Property, equipment and capitalized software, net	$5,551	$6,793

During the 2015 second quarter, the Company recorded expense for the impairment of one of its capitalized software projects related to IT medical management, primarily for chronic kidney disease, after determining that it had no net realizable value. Although the Company experienced some sales success with research institutions, the Company had been unable to sell the product to payers, its intended market, and therefore discontinued the effort to sell the technology. The remaining net asset value of approximately $1.1 million was written-off to direct costs in the 2015 second quarter operating results.

Capitalized software for internal use at October 2, 2015 and December 31, 2014 is summarized as follows:

(amounts in thousands)	Oct. 2, 2015	Dec. 31, 2014
Capitalized software	$4,701	$5,505
Accumulated amortization on capitalized software	(4,214)	(4,190)
Capitalized software, net	$487	$1,315

The Company recorded $0.1 million and $0.6 million of capitalized software costs during the quarter and three quarters ended October 2, 2015, respectively, and $0.4 million and $1.4 million in the corresponding 2014 periods, respectively. Amortization periods range from two to five years, and are evaluated at least annually for propriety. Amortization expense totaled less than $0.1 million and $0.2 million in the quarter, and $0.3 million and $1.0 million in the three quarters ended October 2, 2015 and September 26, 2014, respectively.
Guarantees
The Company has several guarantees in place in our European operations which support office leases and performance under government projects. These guarantees totaled approximately $1.2 million and $1.6 million at October 2, 2015 and December 31, 2014, respectively, and generally have expiration dates ranging from December 2015 through December 2019.
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

3.	Net Income Per Share
Basic and diluted earnings per share (EPS) for the quarter and three quarters ended October 2, 2015 and September 26, 2014 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands, except per-share data)	Oct. 2, 2015	Sept. 26, 2014	Oct. 2, 2015	Sept. 26, 2014
Weighted-average number of shares outstanding during period	15,477	15,075	15,441	15,074
Common stock equivalents - incremental shares primarily under stock option plans	387	1,085	463	1,262
Number of shares on which diluted earnings per share is based	15,864	16,160	15,904	16,336
Net income	$2,071	$2,726	$3,892	$9,125
Net income per share
Basic	$0.13	$0.18	$0.25	$0.61
Diluted	$0.13	$0.17	$0.24	$0.56
Weighted-average shares represent the average number of issued shares less treasury shares and shares held in the Stock Trusts, and for the basic EPS calculations, unvested restricted stock.
Certain options representing 0.9 million and 0.4 million shares of common stock were outstanding at October 2, 2015 and September 26, 2014, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

4.	Investments
The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At October 2, 2015 and December 31, 2014, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.3 million and $0.8 million, respectively, and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see note 2 for “Fair Value”). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2015 and 2014 third quarter and year-to-date periods.

5.	Debt

During April 2014, the Company entered into a demand line of credit with its banks totaling $40.0 million which expires in April 2017. At October 2, 2015 and September 26, 2014, there were $10.0 million and $0.0 outstanding, respectively, under this credit agreement. The Company borrowed $10.0 million at LIBOR plus 150 basis points in the 2015 third quarter to provide additional working capital to enable the pay down of life insurance loans the Company had previously taken against the cash surrender value of owned policies.

The Company is in the process of negotiating a new, committed $40.0 million revolving line of credit with its banks. The Company anticipates that the new agreement will be in place by December 31, 2015.

6.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at October 2, 2015 and December 31, 2014 are as follows:

(amounts in thousands)	Oct. 2, 2015	Dec. 31, 2014
Foreign currency adjustment	$(7,267)	$(5,811)
Pension loss adjustment, net of tax of $1,165 in 2015, and $1,233 in 2014	(8,983)	(9,782)
Accumulated other comprehensive loss	$(16,250)	$(15,593)
During the 2015 and 2014 third quarter and year-to-date periods, prior service costs and actuarial losses were amortized to expense as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	Oct. 2, 2015	Sept. 26, 2014	Oct. 2, 2015	Sept. 26, 2014
Amortization of actuarial losses	$98	$50	$293	$152
Income tax	(22)	(12)	(68)	(38)
Net of tax	$76	$38	$225	$114

The amortization of both prior service cost and actuarial losses are included in determining net periodic pension cost. See note 8, "Deferred Compensation and Other Benefits" for additional information.

7.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR ranges from 38% to 40% of pre-tax income. The 2015 third quarter ETR was 41.5% and the 2015 year-to-date ETR was 42.9%.

The ETR was higher than the normal range in the 2015 third quarter and year-to-date period primarily due to the expiration of certain federal income tax credits as of December 31, 2014. The Work Opportunity Tax Credit

(WOTC) and the Research and Development (R&D) Tax Credit had not been renewed by the U.S. federal government as of October 2, 2015. Should these credits be reinstated during 2015, in accordance with current accounting guidelines, the Company will recognize the benefit of those credits beginning in the quarter in which such legislation is enacted. Additionally, in 2015 the Company had net expense in certain jurisdictions where it has historically incurred losses, and the Company takes no deduction in its tax provision for these expenses as a full valuation allowance against the existing net operating losses has been recorded. These losses, in conjunction with lower pre-tax income in 2015, resulted in a higher ETR in 2015.

The 2014 third quarter ETR was 39.9% and the 2014 year-to-date ETR was 40.5%. The 2014 year-to-date ETR was higher than the normal range primarily due to the expiration of the WOTC and the R&D as of December 31, 2013, which were not renewed in 2014 as of September 26, 2014.

At October 2, 2015, the undistributed earnings of foreign subsidiaries was approximately $20.5 million. A deferred tax liability for the taxes related to these unremitted, accumulated foreign earnings has not been provided for as the determination of the estimated liability is not practicable and because undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

8.	Deferred Compensation and Other Benefits

The Company maintains a non-qualified defined-benefit Executive Supplemental Benefit Plan (ESBP) that provides certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The plan was amended as of November 30, 1994, to freeze benefits for the participants in the plan at that time.

Net periodic pension cost for the quarter and three quarters ended October 2, 2015 and September 26, 2014 for the ESBP is as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	Oct. 2, 2015	Sept. 26, 2014	Oct. 2, 2015	Sept. 26, 2014
Interest cost	$65	$69	$196	$207
Amortization of actuarial loss	60	35	180	104
Net periodic pension cost	$125	$104	$376	$311

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see Note 2, Summary of Significant Accounting Policies - "Life Insurance Policies"). The Company does not anticipate making contributions to the plan other than for benefit payments as required in 2015 and future years. For the first three quarters of 2015, the Company has made benefit payments totaling approximately $0.6 million, and expects to make payments in 2015 totaling approximately $0.7 million.

The Company also maintained a contributory defined-benefit plan for its previous employees located in the Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003. Net periodic pension cost was approximately $19,000 and $23,000 in the 2015 and 2014 third quarters, respectively, and $55,000 and $69,000 in the year-to-date periods ended October 2, 2015 and September 26, 2014, respectively.

The Company does not anticipate making significant contributions to the NDBP in 2015. The assets for the NDBP are held by Aegon, a financial services firm located in the Netherlands. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the amount allocated to the NDBP at any point in time. The fair value of the assets is determined using a Level 3 methodology (see note 2 for “Fair Value”). The calculation of fair value includes determining the present value of the future expected payments under the plan, including using assumptions such as expected market rates of return and discount rates. In 2015, the plan investments have a targeted minimum return to the Company of 4.0%, which is consistent with historical returns and the 4.0% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, intends to maintain the current investment strategy of investing plan assets solely in government bonds throughout 2015.
The change in the fair value of plan assets for the NDBP for the three quarters ended October 2, 2015 and September 26, 2014 is as follows:

	For the Three Quarters Ended
(amounts in thousands)	Oct. 2, 2015	Sept. 26, 2014
Fair value of plan assets at beginning of period	$7,910	$8,752
Return on plan assets	216	257
Contributions	—	—
Benefits paid	(103)	(121)
Effect of exchange rate changes	(642)	(654)
Fair Value of plan assets at end of quarter	$7,381	$8,234

The Company also maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. Cash contributions made to this plan in the 2015 first quarter for amounts earned in 2014 totaled $0.1 million. The investments in the plan are included in the total assets of the Company, and are discussed in note 4, “Investments.” Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the funds received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. Several purchases of stock units were made by participants in the 2015 third quarter.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Cash contributions were made to the plan in the first three quarters of 2015 totaling $0.4 million for the non-employee directors.  At the time the contributions were made, the non-employee directors elected to purchase stock units from the Company at current market prices using their available investment balance within the plan. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in exchange for funds received, the Company released shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

9.	Equity-based Compensation

During the 2015 third quarter, the Company issued restricted stock representing 19,148 shares to one of its employees on July 22, 2015 with a value of $7.05 per share. No restricted stock was issued during the 2014 third quarter.

The stock vests over a period of four years, with 25% of the stock vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock is fully vested to the employee. The Company recognizes compensation expense for these grants over the expected term of the restricted grant, or four years. The restricted shares are considered outstanding and can be voted. Accordingly, only vested shares of outstanding restricted stock are included in the basic earnings per share calculation. The shares were granted from the 2010 Equity Award Plan.

10.	Treasury Stock

During the 2015 third quarter, the Company used approximately $0.6 million to purchase 78,000 shares of its stock for treasury pursuant to the Company's share repurchase program. For the year-to-date period ended October 2, 2015, the Company used approximately $1.4 million to purchase 183,000 shares pursuant to the repurchase program. At October 2, 2015, approximately 0.5 million shares remained authorized for future purchases. The Company issued 91,000 shares and 633,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2015 third quarter and year-to-date period, respectively.

During the 2014 third quarter, the Company did not purchase any shares under its share repurchase program. For the year-to-date period ended September 26, 2014, the Company used approximately $6.4 million to purchase 386,000 shares of its stock for treasury pursuant to the Company’s share repurchase program. At September 26, 2014, approximately 0.8 million shares remained authorized for future purchases. The Company issued approximately 230,000 shares and 680,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2014 third quarter and year-to-date period, respectively.

11.	Significant Customers
In the 2015 third quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $26.3 million or 28.3% of consolidated revenue as compared with $25.1 million or 26.0% of revenue in the comparable 2014 period. In the first three quarters of 2015, IBM accounted for $74.5 million or 26.1% of consolidated revenue, compared with $69.4 million or 23.5% of consolidated revenue in the comparable 2014 period.

During the 2014 fourth quarter, the National Technical Services Agreement with IBM was renewed for three years until December 31, 2017. The Company’s accounts receivable from IBM at October 2, 2015 and December 31, 2014 totaled $25.0 million and $10.0 million, respectively. The increase in accounts receivable is due to the Company removing itself in the 2015 third quarter from an advance pay program with IBM. Under the program, payments from IBM due in 65 days were paid in 15 days for a fee.

In January 2014, IBM announced its intention to spin off its x86 server division to Lenovo, and the initial closing of that sale occurred on September 29, 2014. A portion of the Company's 2014 third quarter and year-to-date revenue from IBM was related to the x86 server division. The Company retained a significant share of the revenue derived from the x86 server division subsequent to the transition of the division from IBM to Lenovo.

In the 2015 third quarter, SDI International (SDI) was the Company's second largest customer and accounted for $10.5 million or 11.3% of consolidated revenue as compared with $8.2 million or 8.5% of consolidated revenue in the comparable 2014 period. In the first three quarters of 2015, SDI accounted for $35.5 million or 12.5% of consolidated revenue, compared with $23.0 million or 7.8% of consolidated revenue in the comparable 2014 period. SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI relates to CTG employees working at Lenovo. The Company's accounts receivable from SDI at October 2, 2015 and December 31, 2014 totaled $6.4 million and $9.2 million, respectively.

No other customer accounted for more than 10.0% of the Company’s revenue in the third quarter or year-to-date periods of 2015 or 2014.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Three Quarters Ended October 2, 2015
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

IT solutions and IT staffing revenue as a percentage of total revenue for the quarter and three quarters ended October 2, 2015 and September 26, 2014 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 2, 2015	Sept. 26, 2014	Oct. 2, 2015	Sept. 26, 2014
IT solutions	32.3%	36.5%	32.8%	38.9%
IT staffing	67.7%	63.5%	67.2%	61.1%
Total	100.0%	100.0%	100.0%	100.0%

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
The Company’s revenue by vertical market as a percentage of total revenue for the quarter and three quarters ended October 2, 2015 and September 26, 2014 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 2, 2015	Sept. 26, 2014	Oct. 2, 2015	Sept. 26, 2014
Technology service providers	32.4%	29.3%	30.3%	26.6%
Manufacturing	24.9%	23.2%	26.3%	22.7%
Healthcare	23.7%	27.0%	24.2%	29.5%
Financial services	6.6%	7.8%	6.7%	7.8%
Energy	5.1%	5.9%	5.3%	6.1%
General markets	7.3%	6.8%	7.2%	7.3%
Total	100.0%	100.0%	100.0%	100.0%

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. The Company’s competition varies significantly by geographic region, as well as by the type of service provided. Many of the Company’s competitors are larger than CTG, and have greater financial, technical, sales and marketing resources. In addition, the Company frequently competes with a client’s own internal IT staff. Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India and other parts of Asia). Regularly, new IT products and services are introduced which may render our existing IT solutions and IT staffing services obsolete. The economic conditions in the markets we serve are continuously changing and may negatively impact our business if we can't adapt to negative conditions as they occur. Furthermore, our healthcare clients have been significantly affected by the U.S. government sequestration cuts which began in 2013 and lowered their Medicare reimbursements by 2%, and which led to declines in their spending for our IT services. There can be no assurance that CTG will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.
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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods for the quarter and three quarters ended October 2, 2015 and September 26, 2014 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Oct. 2, 2015	Sept. 26, 2014	Oct. 2, 2015	Sept. 26, 2014
Time-and-material	87.8%	86.2%	88.1%	86.6%
Progress billing	10.3%	11.5%	9.9%	11.0%
Percentage-of-completion	1.9%	2.3%	2.0%	2.4%
Total	100.0%	100.0%	100.0%	100.0%
Results of Operations
The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	October 2, 2015		September 26, 2014
	(amounts in thousands)
Revenue	100.0%	$93,055	100.0%	$96,760
Direct costs	81.2%	75,587	80.3%	77,723
Selling, general and administrative expenses	15.0%	13,901	15.0%	14,466
Operating income	3.8%	3,567	4.7%	4,571
Interest and other expense, net	—%	(24)	—%	(33)
Income before income taxes	3.8%	3,543	4.7%	4,538
Provision for income taxes	1.6%	1,472	1.9%	1,812
Net income	2.2%	$2,071	2.8%	$2,726

For the Three Quarters Ended:	October 2, 2015		September 26, 2014
	(amounts in thousands)
Revenue	100.0%	$285,276	100.0%	$295,002
Direct costs	82.4%	234,902	79.3%	233,835
Selling, general and administrative expenses	15.2%	43,478	15.4%	45,651
Operating income	2.4%	6,896	5.3%	15,516
Interest and other expense, net	—%	(76)	(0.1)%	(185)
Income before income taxes	2.4%	6,820	5.2%	15,331
Provision for income taxes	1.0%	2,928	2.1%	6,206
Net income	1.4%	$3,892	3.1%	$9,125
The Company recorded revenue in the 2015 and 2014 periods as follows:

					Year-over-
For the Quarter Ended:	October 2, 2015		September 26, 2014		Year Change
	(amounts in thousands)
North America	82.6%	$76,819	81.1%	$78,430	(2.1)%
Europe	17.4%	16,236	18.9%	18,330	(11.4)%
Total	100.0%	$93,055	100.0%	$96,760	(3.8)%

There were 64 billable days and 63 billable days in the 2015 and 2014 third quarters, respectively. Reimbursable expenses billed to customers and included in revenue totaled $1.7 million and $1.9 million in the 2015 and 2014 third quarters, respectively.

					Year-over-
For the Three Quarters Ended:	October 2, 2015		September 26, 2014		Year Change
	(amounts in thousands)
North America	82.2%	$234,597	80.0%	$236,092	(0.6)%
Europe	17.8%	50,679	20.0%	58,910	(14.0)%
Total	100.0%	$285,276	100.0%	$295,002	(3.3)%
There were 193 billable days and 189 billable days in the 2015 and 2014 year-to-date periods, respectively. Reimbursable expenses billed to customers and included in revenue totaled $5.2 million and $7.0 million in the 2015 and 2014 year-to-date periods, respectively.

The revenue decrease in North America in the 2015 third quarter and year-to-date periods as compared with the corresponding 2014 periods was primarily due to a significant decrease in demand for the Company's IT solutions services, primarily in its healthcare vertical market, offset by a modest increase in demand from our IT staffing services business. The revenue decrease in Europe in both the 2015 third quarter and year-to-date periods is due to a significant decrease in the value of the Euro and British pound as compared with the U.S. dollar.

On a consolidated basis, IT solutions revenue decreased $5.2 million or 14.7% in the 2015 third quarter, and $21.4 million or 18.6% in the 2015 year-to-date period, as compared with the corresponding 2014 periods. The Company's IT solutions healthcare vertical market revenue began to decrease with the sequestration imposed by the U.S. government starting on April 1, 2013, which reduced Medicare reimbursements to hospitals and health systems by 2%. This reduction in revenue for our healthcare customers caused them to significantly reduce planned expenditures for IT services beginning in the latter half of 2013. Beginning in late 2014 and continuing through the 2015 third quarter, the Company experienced significant reductions in billable resources at several of its larger healthcare clients which further decreased IT solutions revenue in the Company's healthcare vertical market as existing electronic health records (EHR) projects come to an end. At the end of the 2015 third quarter, a majority of the EHR implementation projects at our clients have been substantially completed.

On a consolidated basis, IT staffing revenue increased $1.5 million or 2.4% during the 2015 third quarter, and $11.7 million or 6.5% in the 2015 year-to-date period as compared with corresponding 2014 periods. The year-to-date IT staffing increase was primarily due to an increase in demand from the Company's largest staffing customers, and due to four additional billing days in the 2015 year-to-date period as compared with the corresponding 2014 period. Demand for our IT staffing services began to slow in the 2015 third quarter, and the Company anticipates demand to remain soft in the 2015 fourth quarter as our largest IT staffing clients are experiencing declines in their business and have cut back on their IT spending for the Company's services. The Company’s headcount was approximately 3,700 employees at October 2, 2015, which was a 5.0% decrease from approximately 3,900 employees at September 26, 2014 and a 3.0% decrease from approximately 3,800 employees at December 31, 2014.

The decrease in revenue in the Company’s European operations in the 2015 third quarter and year-to-date periods as compared with the corresponding 2014 periods was due to weakness relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2015 third quarter as compared with the corresponding 2014 period, the average value of the Euro decreased 16.4% and the average value of the British Pound decreased 7.5%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2014 third quarter to the 2015 third quarter, total European revenue would have been approximately $3.1 million higher, or $19.3 million as compared with the $16.2 million reported. In the first three quarters of 2015 as compared with the corresponding 2014 period, the average value of the Euro decreased 17.8% and the average value of the British Pound decreased 8.3%. If there had been no change in the exchange rates from the first three quarters of 2014 to the corresponding 2015 period, total European revenue would have been approximately $10.7 million higher, or $61.4 million compared with the $50.7 million reported. Additionally, operating income in the third quarter and year-to-date period would have been approximately $95,000 and $221,000 higher, respectively, if there had been no change in the exchange rates year-over-year.

In the 2015 third quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $26.3 million or 28.3% of consolidated revenue as compared with $25.1 million or 26.0% of revenue in the comparable 2014 period. In the first three quarters of 2015, IBM accounted for $74.5 million or 26.1% of consolidated revenue, compared with $69.4 million or 23.5% of consolidated revenue in the comparable 2014 period.

During the 2014 fourth quarter, the National Technical Services Agreement with IBM was renewed for three years until December 31, 2017. The Company’s accounts receivable from IBM at October 2, 2015 and December 31, 2014 totaled $25.0 million and $10.0 million, respectively. The increase in accounts receivable is due to the Company removing itself in the 2015 third quarter from an advance pay program with IBM. Under the program, payments due from IBM in 65 days were paid in 15 days for a fee.

In January 2014, IBM announced its intention to spin off its x86 server division to Lenovo, and the initial closing of that sale occurred on September 29, 2014. A portion of the Company's 2014 third quarter and year-to-date revenue from IBM was related to the x86 server division. The Company retained a significant share of the revenue derived from the x86 server division subsequent to the transition of the division from IBM to Lenovo.

In the 2015 third quarter, SDI International (SDI) was the Company's second largest customer and accounted for $10.5 million or 11.3% of consolidated revenue as compared with $8.2 million or 8.5% of consolidated revenue in the comparable 2014 period. In the first three quarters of 2015, SDI accounted for $35.5 million or 12.5% of consolidated revenue, compared with $23.0 million or 7.8% of consolidated revenue in the comparable 2014 period. SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI relates to CTG employees working at Lenovo. The Company's accounts receivable from SDI at October 2, 2015 and December 31, 2014 totaled $6.4 million and $9.2 million, respectively.

No other customer accounted for more than 10.0% of the Company’s revenue in the third quarter or year-to-date periods of 2015 or 2014.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 81.2% of revenue in the 2015 third quarter as compared with 80.3% of revenue in the 2014 third quarter, and 82.4% of revenue in the first three quarters of 2015 as compared with 79.3% in the corresponding 2014 period. The Company’s direct costs as a percentage of revenue increased in the 2015 third quarter and year-to-date periods as compared with the corresponding 2014 periods in part due to the significant shift in the mix of the Company's business to a much higher level of IT staffing revenue. These services are provided to the Company's largest IT staffing clients, which have much higher direct costs as a percentage of revenue as compared with the Company's IT solutions clients. Additionally, relative to the 2015 year-to-date period, the Company recorded charges totaling $2.3 million in the 2015 second quarter for the write-off of capitalized software related to an IT medical model for chronic kidney disease, and for severance charges in the Company's European operations. Of the total charge of $2.3 million, approximately $2.1 million was recorded in direct costs.

Selling, general and administrative (“SG&A”) expenses were 15.0% of revenue in the 2015 third quarter as compared with 15.0% in the corresponding 2014 period, and 15.2% of revenue in the first three quarters of 2015 as compared with 15.4% in the corresponding 2014 period. The decrease in SG&A expenses as a percentage of revenue in the 2015 year-to-date period as compared with the corresponding 2014 period is primarily due to disciplined cost control, primarily related to the SG&A expenses associated with our operating units.

Operating income was 3.8% of revenue in the 2015 third quarter as compared with 4.7% in the 2014 third quarter, and 2.4% of revenue in the first three quarters of 2015 as compared with 5.3% in the corresponding 2014 period. The decrease in operating income as a percentage of revenue in the 2015 third quarter and year-to-date period as compared with the corresponding 2014 periods is due to the significant decrease in IT solutions in the Company's business mix and the charges taken in the 2015 second quarter totaling $2.3 million. Operating income from North American operations was $6.0 million and $13.8 million in the first three quarters of 2015 and 2014, respectively. European operations recorded operating income of $0.9 million and $1.7 million in the 2015 and 2014 year-to-date periods, respectively.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR ranges from 38% to 40% of pre-tax income. The 2015 third quarter ETR was 41.5% and the 2015 year-to-date ETR was 42.9%.

The ETR was higher than the normal range in the 2015 third quarter and year-to-date period primarily due to the expiration of certain federal income tax credits as of December 31, 2014. The Work Opportunity Tax Credit (WOTC) and the Research and Development (R&D) Tax Credit had not been renewed by the U.S. federal government as of October 2, 2015. Should these credits be reinstated during 2015, in accordance with current accounting guidelines, the Company will recognize the benefit of those credits beginning in the quarter in which such legislation is enacted. Additionally, in 2015 the Company had net expense in certain jurisdictions where it has historically incurred losses, and the Company takes no deduction in its tax provision for these expenses as a full valuation allowance against the existing net operating losses has been recorded. These losses, in conjunction with lower pre-tax income in 2015, resulted in a higher ETR in 2015.

The 2014 third quarter ETR was 39.9% and the 2014 year-to-date ETR was 40.5%. The 2014 year-to-date ETR was higher than the normal range primarily due to the expiration of the WOTC and the R&D as of December 31, 2013, which were not renewed in 2014 as of September 26, 2014.

Net income for the 2015 third quarter was 2.2% of revenue or $0.13 per diluted share, compared with net income of 2.8% of revenue or $0.17 per diluted share in the 2014 third quarter. Net income for the first three quarters of 2015 was 1.4% of revenue or $0.24 per diluted share, compared with net income of 3.1% of revenue or $0.56 per diluted share in the first three quarters of 2014. Diluted earnings per share was calculated using 15.9 million and 16.2 million weighted-average equivalent shares outstanding for the quarters ended October 2, 2015 and September 26, 2014, respectively, and 15.9 million and 16.3 million weighted-average equivalent shares outstanding for the year-to-date periods ended October 2, 2015 and September 26, 2014, respectively. The decrease in weighted-average equivalent shares outstanding in 2015 is primarily due to a lessor dilutive effect of outstanding equity-based compensation grants.

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
Goodwill Valuation
As of October 2, 2015, goodwill recorded on our Consolidated Balance Sheet totaled $37.3 million, all of which relates to our Healthcare Solutions unit. In connection with our annual goodwill impairment test, we make various assumptions in determining the estimated fair value of the Healthcare Solutions unit. We perform an annual impairment review in the fourth quarter of each year.
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

We concluded that the goodwill assigned to the Healthcare Solutions unit as of October 24, 2014 was not impaired and that the unit was not at risk of failing step one of the goodwill impairment test as prescribed under the current accounting guidelines. Furthermore, nothing has come to our attention in the 2015 third quarter or year-to-date period which ended October 2, 2015 which led the Company to believe this unit was impaired. We therefore believe that the estimated fair value of the unit continues to be substantially in excess of its carrying value. However, the estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events. In the event the business significantly underachieves its goals for revenue and profit growth in the remainder of 2015 or in future years, the carrying value for this business unit may not be supportable using a discounted cash flow projection or market approach analysis, and an impairment charge may exist.
Income Taxes—Valuation Allowances on Deferred Tax Assets
At October 2, 2015, the Company had a total of approximately $7.0 million of current and non-current deferred tax assets, net of deferred tax liabilities and valuation allowances, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation and state taxes, offset by depreciation. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the expected tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.
At October 2, 2015, the Company had deferred tax assets recorded resulting from net operating losses totaling approximately $1.0 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at October 2, 2015, the Company had offset a portion of these assets with a valuation allowance totaling $0.9 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.1 million.
The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the third quarter of 2015 would have increased or decreased net income by approximately $35,400.
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
Financial Condition and Liquidity
Cash used in operating activities was $3.9 million in the first three quarters of 2015, while operating activities used $9.0 million in the first three quarters of 2014. In the first three quarters of 2015, net income was $3.9 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, deferred compensation and losses on disposals of property, equipment and capitalized software, totaled $4.0 million. In the 2014 period, net income was $9.1 million while the corresponding non-cash adjustments netted to $4.2 million.
Accounts receivable balances increased $9.1 million in the first three quarters of 2015 and increased $5.0 million in the first three quarters of 2014. The increase in the accounts receivable balance in the 2015 period primarily resulted from an increase in days sales outstanding (DSO), offset by a decrease in revenue year-over-year of approximately 4%. DSO was 73 days at October 2, 2015 and 66 days at December 31, 2014. The increase in DSO at October 2, 2015 was due to the Company making a decision in the 2015 third quarter to remove itself from an advance payment program with a significant customer. Under the program, payments due in 65 days were paid in 15 days, for which the Company paid a fee. With the exit from this program, the Company's accounts receivable balance increased, DSO went up by 12 days, and its cash balances decreased. The Company anticipates increasing revenue by approximately $0.5 million annually by exiting this program. The increase in the accounts receivable balance in the 2014 period primarily resulted from an increase in DSO, offset by a decrease in revenue year-over-year of approximately 4%. DSO was 67 days at September 26, 2014 and 62 days at December 31, 2013. The increase in DSO at September 26, 2014 was primarily due to a general slowdown in the timing of receipts prior to quarter-end.
Accounts payable decreased $2.7 million and $3.8 million in the 2015 and 2014 year-to-date periods, respectively, primarily due to the timing of certain payments near period-end and generally fewer purchases due to a reduction in the overall size of the business. Accrued compensation increased $1.1 million in the first three quarters of 2015 primarily due to the timing of accruals for incentives, vacation and holidays at the end of the 2015 third quarter as compared with December 31, 2014. Accrued compensation decreased $7.8 million in the 2014 period primarily due to one less week of payroll accrued at the end of the 2013 third quarter, and lower incentive accruals in 2014 as compared with the first three quarters of 2013.
Investing activities used $1.0 million and $2.3 million of cash in the 2015 and 2014 first three quarters, respectively. The Company used cash for additions to property and equipment of $0.9 million in 2015 and $1.1 million in 2014, additions to capitalized software totaling $0.6 million in 2015 and $1.4 million in 2014, and the net change in the Company's deferred compensation plans totaled $0.5 million in 2015 and $0.1 million in 2014. The Company has no significant commitments for the purchase of property or equipment at October 2, 2015, and does not expect the amount to be spent in the remaining quarters of 2015 on additions to property, equipment and capitalized software to significantly vary from the amount spent in the first three quarters.
Financing activities used $14.2 million and $5.9 million of cash in the first three quarters of 2015 and the corresponding 2014 period, respectively. The Company recorded $2.4 million and $2.6 million in the 2015 and 2014 first three quarters, respectively, from the proceeds from stock option exercises and excess tax benefits from equity-based compensation transactions. Cash overdrafts were $0.1 million and $0.2 million in the first three quarters of 2015 and 2014, respectively. The Company paid dividends totaling $2.7 million and $2.5 million in the first three quarters of 2015 and 2014, respectively. The Company also used $1.4 million to purchase approximately 183,000 shares for treasury in the first three quarters of 2015, and used $6.4 million to purchase approximately 386,000 shares in the first three quarters of 2014. At October 2, 2015, a total of approximately 0.5 million shares are available under the Company's authorization to purchase shares in future periods.
In addition, during the 2015 third quarter and year-to-date period, the Company used approximately $(17.6) million and $(22.8) million, respectively, to payoff certain loans that had previously been taken against the cash surrender value of Company owned life insurance policies. The Company believes that using existing cash balances and borrowing funds under the credit agreements with its banks to pay down these loans, which will reduce interest expense incurred by the Company, is a prudent use of its working capital. The Company borrowed $10.0 million under its demand line of credit to provide additional working capital to enable the pay down of these life insurance loans.
During April 2014, the Company entered into a demand line of credit with its banks totaling $40.0 million, which expires in April 2017. At October 2, 2015 and September 26, 2014, there were $10.0 million and $0.0 outstanding, respectively, under this credit agreement. The Company is in the process of negotiating a new, committed $40.0 million revolving line of credit with its banks. The Company anticipates that the new agreement will be in place by December 31, 2015.

Of the total cash and cash equivalents reported on the consolidated balance sheet at October 2, 2015 of $20.9 million, approximately $8.9 million was held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and has no intention of doing so in the foreseeable future as the funds are required to meet the working capital needs of our foreign operations.

The Company believes existing internally available funds, cash potentially generated from operations, and funds available under its credit agreement will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, continue paying a dividend, and to allow for future internal growth and expansion.
Off-Balance Sheet Arrangements
The Company did not have off-balance sheet arrangements or transactions in the 2015 or 2014 third quarters other than guarantees in our European operations which support office leases and performance under government contracts. These guarantees totaled approximately $1.2 million at October 2, 2015.
Contractual Obligations
The company did not enter into any significant contractual obligations during the quarter ended October 2, 2015.
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

Revenue in the Company’s European operations in the 2015 third quarter and year-to-date period as compared with the corresponding 2014 periods was affected by the weakness relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2015 third quarter as compared with the 2014 third quarter, the average value of the Euro decreased 16.4% while the average value of the British Pound decreased 7.5%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2014 third quarter to the 2015 third quarter, total European revenue would have been approximately $3.1 million higher, or $19.3 million as compared with the $16.2 million reported. In the first three quarters of 2015 as compared with the first three quarters of 2014, the average value of the Euro decreased 17.8% while the average value of the British Pound decreased 8.3%. If there had been no change in these exchange rates from the first three quarters of 2014 to the corresponding 2015 period, total European revenue would have been approximately $10.7 million higher, or $61.4 million as compared with the $50.7 million reported. Additionally, operating income in the 2015 third quarter and year-to-date period would have been approximately $95,000 higher and $221,000 higher, respectively, if there had been no change in the exchange rates year-over-year.

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

Changes in Internal Control Over Financial Reporting
The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on October 2, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A. Risk Factors

There were no material changes in the Company's risk factors from those previously disclosed in the Company's Form 10-K for the period ended December 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Jul. 4 - Jul. 31	50,000	$7.55	50,000	482,415
Aug. 1 - Aug. 31	27,671	$6.69	27,671	454,744
Sept. 1 - Oct. 2	—	$—	—	454,744
Total	77,671	$7.24	77,671

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

Date: October 28, 2015