Form 10-K
period 2015-12-31
COMPUTER TASK GROUP INC
filed 2016-02-23
CIK 23111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold on the last business day of the registrant’s most recently completed second quarter was $115.9 million. Solely for the purposes of this calculation, all persons who are or may be executive officers or directors of the registrant have been deemed to be affiliates.
The total number of shares of Common Stock of the Registrant outstanding at February 19, 2016 was 19,043,209.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) within 120 days of the end of the Company’s fiscal year ended December 31, 2015, are incorporated by reference into Part III hereof. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the SEC as part of this annual report on Form 10-K.

SEC Form 10-K Index

As used in this annual report on Form 10-K, references to “CTG,” “the Company” or “the Registrant” refer to Computer Task Group, Incorporated and its subsidiaries, unless the context suggests otherwise.
PART I
Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements made by the management of Computer Task Group, Incorporated (CTG, the Company or the Registrant) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of or trends in business strategy and expectations, new business opportunities, cost control initiatives, business wins, market demand, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff, (ii) domestic and foreign industry competition for customers and talent, (iii) increased bargaining power of large customers, (iv) the Company's ability to protect confidential client data, (v) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM) for SDI International (SDI), (vi) the uncertainty of customers' implementations of cost reduction projects, (vii) the effect of healthcare reform and initiatives, (viii) the mix of work between staffing and solutions, (ix) currency exchange risks, (x) risks associated with operating in foreign jurisdictions, (xi) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (xii) the change in valuation of recorded goodwill, (xiii) the impact of current and future laws and government regulation, as well as repeal or modification of such, affecting the information technology (IT) solutions and staffing industry, taxes and the Company's operations in particular, (xiv) industry and economic conditions, including fluctuations in demand for IT services, (xv) consolidation among the Company's competitors or customers, (xvi) the need to supplement or change our IT services in response to new offerings in the industry or changes in customer requirements for IT products and solutions, (xvii) the risks associated with acquisitions, and (xviii) the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company's reports filed with the Securities and Exchange Commission (SEC).

Item 1.     Business
Overview
CTG was incorporated in Buffalo, New York on March 11, 1966, and its corporate headquarters are located at 800 Delaware Avenue, Buffalo, New York 14209 (716-882-8000). CTG is an IT solutions and staffing services company with operations in North America and Europe. CTG employs approximately 3,600 people worldwide. During 2015, the Company had seven operating subsidiaries: Computer Task Group of Canada, Inc., providing services in Canada; and Computer Task Group Belgium N.V., CTG ITS S.A., Computer Task Group IT Solutions, S.A., Computer Task Group Luxembourg PSF, Computer Task Group (U.K.) Ltd., and etrinity N.V. (etrinity), each primarily providing services in Europe. Services provided in North America are primarily performed by the parent corporation, CTG.
Services
The Company primarily operates in one industry segment, providing IT services to its clients. At the highest level, CTG delivers services that are considered either IT solutions or IT and other staffing. CTG delivers these primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. The Company’s IT solutions and IT and other staffing services are further described as follows:

•
IT Solutions: CTG’s IT solutions typically include engagements with a fixed duration and deliverables that achieve value-based outcomes by applying the right IT solutions to address clients’ business needs. These solutions include the implementation and optimization of packaged software applications, the development and deployment of customized software and solutions designed to fit the needs of a specific client or market, and the design and distribution of complex technology components.

•
IT and Other Staffing: CTG’s staffing services address a range of IT and business resource needs, from filling specific talent gaps to managing high-volume staffing programs. CTG recruits, retains, and manages IT and other talent for its clients, which are primarily large technology service providers and companies with multiple locations and significant need for high-volume external IT, administrative, or other resources.

IT solutions and staffing revenue as a percentage of consolidated revenue for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
IT solutions	33.0%	38.0%	39.4%
IT and other staffing	67.0%	62.0%	60.6%
Total	100.0%	100.0%	100.0%
Included within its IT solutions and IT and other staffing services, CTG delivers two additional services:

•
Strategy: CTG’s strategic consulting engagements deliver customized recommendations and plans that address business and IT challenges and maximize the realization of benefits. CTG subject matter experts apply business and IT insights to guide clients through business challenges via effective use of technology, from IT strategy and system selection, to workflow process design. Strategy engagements support enterprise, network, and security architecture, business and IT alignment, regulatory and compliance mandates, and IT performance optimization.

•
Services: CTG’s services deliver ongoing support with service-level responsibility for a range of IT functions to ensure system availability and high client satisfaction. CTG provides multi-tier expertise for the management of mission-critical enterprise IT functions including help and service desk, infrastructure maintenance, application management and support, and technical and business monitoring.

Capabilities
CTG provides a full range of offerings spanning seven service areas that, collectively, address many of our clients’ most pressing technology and business challenges. CTG’s capabilities ensure that our clients are utilizing the right information technology to meet their business needs, maximizing the value accrued from their IT systems, and operating in the most efficient and effective manner.
CTG’s flexible offerings are delivered as an IT solution or IT and other staffing service, or as a strategy or service offering, allowing CTG to meet the unique needs of each client. All offerings are supported with proven program and project management processes and tools that ensure the reliability, transparency, and accountability that CTG clients have come to expect.
CTG provides capabilities in the following service areas:

•
Advisory and Planning: Supports our clients’ needs to evaluate, select, and design new technology, align technology and business strategy, and optimize technology for improved performance and benefits realization.

•
Application Services: Provides clients with a full range of technical support to maximize the value of enterprise software, with services that include development, deployment, integration, optimization, and application management and support.

•
Quality Assurance and Testing: Ensures new and legacy technologies are rigorously verified to meet business requirements and industry standards. CTG delivers full testing programs for clients or can help clients assess, develop, improve, implement, and automate their own programs, as well as provide testing training and certification.

•
IT Services Management (ITSM): Ensures the right processes, people, and technology are in place to support business goals. Offerings support our clients’ needs to deliver IT services in a more effective and efficient manner and future-proof IT to deal with changing business dynamics and threats with services including help/service desk, ITSM process improvement, technology and infrastructure implementation, disaster recovery and business continuity, and IT infrastructure outsourcing.

•
Information Management: Helps our clients manage and derive greater value and competitive advantage from data with services that include business intelligence and analytics, enterprise data warehouses, data governance, disclosure management, master data management, and legacy data archiving.

•
Regulatory Compliance: Assists our clients in understanding, preparing for, managing, and mitigating risk related to government regulations and industry standards. Offerings include audits and assessments, validation, and program management for highly-regulated industries such as healthcare and financial services, as well as cross-industry data privacy and security requirements.

•
Strategic Staffing: Addresses our clients’ needs ranging from staff augmentation and volume staffing to fill specific technical skills gaps, to fully-managed solutions to improve recruiting quality, speed, and cost. CTG also provides comprehensive vendor management and preferred-supplier solutions to help clients achieve significant improvements in managing contractors and technical-support processes.

Vertical Markets
The Company promotes a majority of its services through five vertical market focus areas: Technology Service Providers, Manufacturing, Healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), Financial Services, and Diversified Industrials The remainder of CTG’s revenue is derived from general markets.
CTG’s revenue by vertical market as a percentage of consolidated revenue for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Technology service providers	31.1%	26.4%	28.1%
Manufacturing	25.7%	23.8%	20.9%
Healthcare	23.5%	28.6%	31.3%
Financial services	7.1%	7.9%	6.8%
Diversified industrials	5.4%	6.1%	6.2%
General markets	7.2%	7.2%	6.7%
Total	100.0%	100.0%	100.0%
Revenue for the Company's technology service providers vertical market as a percentage of total revenue increased in 2015 as compared with 2014 due to strong demand for the first three quarters of 2015 from several of the Company's largest clients in its IT staffing services business unit, which are included in this vertical market. Demand from this vertical did slow significantly in the 2015 fourth quarter, however, as several large customers cut back on their requirements for our services due to their own challenging financial results.
The revenue in our manufacturing vertical market is primarily generated from several large staffing customers, including Lenovo (through SDI as a vendor manager for Lenovo). Revenue from Lenovo increased by approximately $7 million in 2015 as compared with 2014 primarily as a result of the acquisition from IBM of the x86 server business.
Previously, the Company’s growth efforts were primarily focused in the healthcare market based on its leading position in serving the provider market, and its expertise and experience serving other segments of this market, primarily payers and life sciences companies. In 2012, there was higher demand for solutions offerings and support from healthcare companies, and in general, higher demand compared with other sectors of the U.S. economy. However, in 2013 and 2014, the demand from our healthcare clients decreased. This decrease was directly related to the U.S. federal government sequestration which cut Medicare reimbursements to hospitals and health systems by 2% starting in April 2013. As a result, the Company’s healthcare revenue, primarily from EHR and related projects, declined in 2013 and 2014, and continued to decrease in 2015. As part of the strategy in 2016 to shift to other non-EHR services, the Company combined the delivery of the services of its healthcare and life sciences business under one individual, and has expanded its healthcare IT business development team with individuals who have experience selling other (non-EHR) healthcare IT services such as advisory and technical services, outsourcing, and staff augmentation.
During 2015, the percentage of revenue attributable to the financial services market decreased from 2014, primarily due to the fact that most of the revenue generated in this vertical market is in Europe, and there was a significant decrease in the value of the Euro and British pound in 2015 as compared with 2014.

Revenue for the Company's diversified industrials vertical market decreased as a percentage of consolidated revenue in 2015 as compared with 2014 as demand in this vertical market declined. Generally, the decrease in the price of oil caused several of our clients to reduce their overall spending, including requirements for IT services, during 2014 and 2015.
For the year ended December 31, 2015, CTG provided its services to approximately 350 clients in North America and Europe. In North America, the Company operates in the United States and Canada, with greater than 99% of 2015 North American revenue generated in the United States. In Europe, the Company operates in Belgium, Luxembourg, and the United Kingdom. Of total 2015 consolidated revenue of $369.5 million, approximately 82% was generated in North America and 18% in Europe. Two clients, IBM and SDI, each accounted for greater than 10% of CTG’s consolidated revenue in 2015.
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

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods as a percentage of consolidated revenue for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Time-and-material	88.6%	86.2%	88.8%
Progress billing	9.5%	11.2%	8.8%
Percentage-of-completion	1.9%	2.6%	2.4%
Total	100.0%	100.0%	100.0%
As of December 31, 2015 and 2014, the backlog for fixed-price and all managed-support contracts was approximately $30.2 million and $41.8 million, respectively. Approximately 76.0% or $23.0 million of the December 31, 2015 backlog is expected to be earned in 2016. Of the $41.8 million of backlog at December 31, 2014, approximately 66.9%, or $28.0 million was earned in 2015. Revenue is subject to slight seasonal variations, with a minor slowdown in months of high vacation and legal holidays (July, August, and December). Backlog does not tend to be seasonal; however, it does fluctuate based upon the timing of entry into long-term contracts.
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
Employees
CTG’s business depends on the Company’s ability to attract and retain qualified professional staff to provide services to its customers. The Company has a structured recruiting organization that works with its clients to meet their requirements by recruiting and providing high quality, motivated staff. The Company employs approximately 3,600 employees worldwide, with approximately 2,900 in the United States and Canada and 700 in Europe. Of these employees, approximately 3,300 are IT professionals and 300 are individuals who work in sales, recruiting, delivery, administrative and support positions. The Company believes that its relationship with its employees is good. No employees are covered by a collective bargaining agreement or are represented by a labor union. CTG is an equal opportunity employer.

Financial Information About Geographic Areas
The following table sets forth certain financial information relating to the performance of the Company for the years ended December 31, 2015, 2014, and 2013. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” included in this report.

	2015	2014	2013
(amounts in thousands)
Revenue from External Customers:
United States	$301,826	$314,500	$341,391
Belgium(1)	35,931	44,692	48,428
Other European countries	31,376	33,652	28,684
Other country	345	424	533
Total foreign revenue	67,652	78,768	77,645
Total revenue	$369,478	$393,268	$419,036
Operating Income:
United States	$8,922	$14,196	$21,828
Luxembourg(2)	2,720	2,446	2,491
Other European countries	(1,041)	477	373
Other country	36	33	35
Total foreign operating income	1,715	2,956	2,899
Total operating income	$10,637	$17,152	$24,727
Total Assets:
United States	$133,214	$138,996	$139,576
Belgium (1)	13,904	15,382	18,037
Other European countries	15,826	15,678	16,621
Other country	133	189	197
Total foreign assets	29,863	31,249	34,855
Total assets	$163,077	$170,245	$174,431

(1)	Revenue and total assets for our Belgium operations have been disclosed separately as they exceed 10% of the consolidated balances in certain of the years presented.

(2)	Operating income for our Luxembourg operations has been disclosed separately as it exceeds 10% of the consolidated balance in the years presented.
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
We actively compete with many other IT service providers for qualified personnel (including professional IT staff, recruiters, sales people, and management). The availability of qualified personnel may affect our ability to provide services and meet the needs of our customers in the future. An inability to fulfill customer requirements at agreed upon rates due to a lack of available qualified personnel may adversely impact our revenue and operating results in the future.
Increased competition and the bargaining power of our large customers may cause our billing rates to decline, which would have an adverse effect on our revenue and, if we are unable to control our personnel costs accordingly, on our margins and operating results.
We have experienced reductions in the rates we bill some of our larger customers for services due to the highly competitive market conditions that exist. Additionally, we actively compete against many other companies for business at new and existing clients. Billing rate reductions or competitive pressures may lead to a further declines in revenue. If we are unable to make commensurate reductions in our personnel costs, our margins and operating results would be adversely affected.
We derive a significant portion of our revenue from two customers, and a significant reduction in the amount of IT services requested by these customers would have an adverse effect on our revenue and operating results.
IBM and SDI are CTG’s two largest customers. CTG provides services to various IBM divisions in a number of locations. SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI relates to CTG employees working at various divisions of Lenovo. During 2014, the National Technical Services Agreement (NTS Agreement) with IBM was renewed for three years until December 31, 2017. In 2015, 2014, and 2013, IBM accounted for $99.2 million or 26.9%, $90.5 million or 23.0%, and $101.7 million or 24.3% of the Company’s consolidated revenue, respectively. SDI accounted for $44.0 million or 11.9%, $36.6 million or 9.3%, and $15.7 million or 3.7% of the Company's consolidated revenue, respectively, during these periods. The Company’s accounts receivable from IBM at December 31, 2015 and 2014 amounted to $26.4 million and $7.8 million, respectively, and accounts receivable from SDI amounted to $5.5 million and $9.2 million, respectively. If IBM or Lenovo were to significantly reduce their requirements for the Company's services, our revenue and operating results would be adversely affected.
Our customer contracts generally have a short term or are terminable on short notice, and a significant number of failures to renew contracts in place, or early terminations or renegotiations of our existing customer contracts could adversely affect our results of operations.
Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. We performed 88.6% of our services on a time-and-materials basis during 2015. As such, our customers generally have the right to terminate a contract with us upon written notice without the payment of any financial penalty. Client projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages of a project, or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors that are beyond our control and are unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client, changes in client strategies or the economy in general. When contracts are terminated, we lose the anticipated future revenue and we may not be able to eliminate the associated costs required to support those contracts in a timely manner. Consequently, our operating results in subsequent periods may be lower than expected. Our clients can cancel or reduce the scope of their engagements with us on short notice. If they do so, we may be unable to reassign our professionals to new engagements without delay. The cancellation or reduction in scope of an engagement could, therefore, reduce the utilization rate of our professionals, which would have a negative impact on our business, financial condition, and results of operations. As a result of these and other factors, our past financial performance should not be relied on as a guarantee of similar or improved future performance. Due to these factors, we believe that our results from operations in the future may fluctuate from period to period.
A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis. A significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.
We have goodwill recorded totaling approximately $37.2 million at December 31, 2015 that directly relates to our health solutions business. At least annually, we evaluate this goodwill for impairment. The goodwill is evaluated based on the fair value of the healthcare solutions business. This estimated fair value could change if there is a significant decrease in the enterprise value of CTG, if we are unable to achieve operating results at the levels that have been forecast, the market valuation of transactions involving similar companies decreases, or there is a permanent, negative change in the market demand for the services offered by this business unit. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge which would have an adverse impact on our results of operations.
The introduction of new IT products or services or changes in customer requirements for IT products or services may render our existing IT Solutions or IT Staffing offerings obsolete or unnecessary, which, if we are unable to keep pace with these corresponding changes, could have an adverse effect on our business.
Our success depends, in part, on our ability to implement and deliver IT Solutions or IT and other staffing services that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences and requirements. We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace. Also, services, solutions and technologies developed by our competitors may make our solutions or staffing offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our ability to obtain and successfully complete client engagements.
We could be subject to liability and damage to our reputation resulting from cyber attacks or data breaches.
Cyber risks for companies providing information technology (IT) and professional services, especially in healthcare-related and financial services industries, have increased over recent years. This increase in risk may be attributed to the value of personally identifiable information or personal data used for identity theft and fraud, the increasing sophistication and activities of attackers including organized crime, hackers, terrorists, activists, and other third parties, and the reliance on Internet-based communications, and new technologies. The Company’s operations and business rely on the secure processing, transmission, storage and availability of information and resources provided by our information technology environment. This complex environment supports a variety of technologies, industries, and delivery teams across the United States and Europe.
Although the Company has not experienced any prior material data breaches or cyber incidents, its environment may become the target of cyber attacks or data breaches caused by external entities, third-party vendors, or the Company's personnel, both intentionally and unintentionally. These cyber attacks or data breaches could result in the disruption of the Company's internal and customer-facing business operations, and could also result in the unauthorized disclosure, misuse, loss, and destruction of both the Company’s and its customers’ intellectual property, confidential, and regulated information, including United States-designated personally identifiable information (PII), personal data under the European Union Data Protection Directive, or protected health information (PHI) under the United States Health Insurance Portability and Accountability Act of 1996 (HIPAA).
The Company’s failure to protect sensitive or regulated data under its control could result in reputational damage, fines and penalties, litigation costs, external investigations, compensation costs including reimbursement and monetary awards, and/or additional compliance costs which could have a material, adverse impact on the Company's operations. It could also have an adverse impact on the Company’s ability to execute contracts with customers that produce or work with similar data, and make it more difficult to retain and recruit qualified personnel to perform its services in the future. As the cyber threat landscape continues to evolve or the Company’s risk profile changes, it may be required to expend additional resources to enhance existing protective measures or implement new risk mitigation strategies.

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
Government cuts in healthcare programs, such as Medicare, and delays in legislative or regulatory healthcare mandates could cause a reduction in IT spending by our healthcare customers, which could materially and adversely affect our revenue and results of operations.
The Company’s growth efforts have previously been primarily focused in the healthcare market. Growth in this market depends on continued spending by our healthcare customers on IT projects. Cuts in government healthcare programs, such as sequestration, which cut Medicare reimbursements to hospitals and health systems in April 2013, may result in reduced expenditures by our healthcare customers on IT projects. If further government cuts in healthcare programs were to occur, whether due to the failure of Congress to adopt a budget, pass appropriations bills or raise the U.S. debt ceiling or for other reasons, there may be delays, reductions or cessation of funding to our customers, which could cause our clients to purchase less IT services from us, which could materially and adversely affect our revenue and results of operations.
In addition, delays in implementation of legislative or regulatory healthcare mandates could adversely affect the IT spending by our healthcare customers to implement such mandates. If the implementation of existing or contemplated legislative or regulatory healthcare mandates are deferred, the resulting reduction in IT spending by our healthcare customers could materially and adversely affect our revenue and results of operations.
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
In recent years, more companies have started using, or are considering using, low cost offshore outsourcing centers to perform technology-related work and complete projects. Currently, we have partnered with clients to perform services outside of North America to mitigate and reduce this risk to our Company. However, the risk of additional outsourcing of IT solutions overseas to countries where we do not have operations could have a material, negative impact on our future operations.
Decreases in demand for IT Solutions and IT and Other Staffing services in the future would cause an adverse effect on our revenue and operating results.
The Company’s revenue and operating results are significantly affected by changes in demand for its services. In the past, when the world economy deteriorated, such as in 2008, there was a significant decline in demand for the Company’s services which negatively affected the Company’s revenue and operating results as compared with prior years. Declines in demand for the requirement for our IT services in 2016 or future years would adversely affect our operating results as it has in the past.
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
Our share price has fluctuated in the past and could continue to fluctuate in the future in response to various factors, both external and internal. These factors include:

•	changes in macroeconomic or political factors unrelated to our business in the geographies in which we operate

•	general or industry-specific market conditions or changes in financial markets

•	our failure to meet our growth or financial objectives (including revenue, operating margins, and earnings per share targets)

•	our ability to generate cash flow to return cash to our shareholders at historical levels or levels expected by our shareholders

•	announcements by us or competitors about developments in our business or prospects

•	projections or speculation about our business by the media or investment analysts.
If we repatriate our cash balances from our foreign operations, we may be subject to additional tax liabilities.
We earn a portion of our operating income outside of the United States, and any repatriation of funds currently held in foreign jurisdictions to the United States may result in higher effective tax rates and additional tax liabilities for the Company. In addition, there have been proposals to change the tax laws in the United States that would significantly impact how United States-based multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form, or in what time frame, any proposed legislation may be passed, if enacted, these tax laws could have a material adverse impact on our tax expense and cash flows.
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
Risks to the Company from acquisitions include integration challenges, disruptions of the Company's core business, a failure to achieve objectives, and the assumption of liabilities.
The Company is focused on making acquisitions in the future to aid the Company's growth in revenue and profits by expanding the services the Company's offers, and its client base. Acquisitions often present significant challenges and risks relating to the integration of the business into the Company, and there can be no assurances that the Company will manage future acquisitions successfully, that the Company's core business will not be signficantly disrupted after an acquisition is finalized, or that strategic acquisition opportunities will be available to the Company on acceptable terms. The risks from an acquisition include the Company failing to achieve strategic objectives and anticipated revenue and profit improvements, borrowing a significant amount of money to fund the acquisitions which creates financial stress for the Company's operations, as well as failing to retain the key personnel of the acquired business. Finally, the assumption of liabilities related to litigation or other legal proceedings involving the acquired business may present a significant risk.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company owns and occupies its headquarters building at 800 Delaware Avenue, and an office building at 700 Delaware Avenue, both located in Buffalo, New York. These buildings are operated by CTG of Buffalo, a subsidiary of the Company which is part of the Company’s North American operations. The corporate headquarters consists of approximately 48,000 square feet and is occupied by corporate administrative operations. The office building consists of approximately 42,000 square feet and is also occupied by corporate administrative operations. At December 31, 2015, these properties were not used as collateral as part of the Company’s existing demand credit agreement.
During 2015, the Company listed its corporate headquarters for sale for approximately $4.0 million. As the carrying value of this building is approximately $1.3 million at December 31, 2015, the Company expects to record a gain on the sale if the building is sold.
All of the remaining Company locations, totaling approximately 20 sites, are leased facilities. Most of these facilities are located in the United States, with approximately four of these locations in Europe in the countries of Belgium, Luxembourg and the United Kingdom, where our European operations are located. These facilities generally serve as sales and support offices and their size varies with the number of people employed at each office, ranging from 300 to 26,000 square feet. The Company’s lease terms generally vary from periods of less than a year to five years and typically have flexible renewal options. The Company believes that its presently owned and leased facilities are adequate to support its current and anticipated future needs.

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

Stock Price	High	Low
Year Ended December 31, 2015
Fourth Quarter	$7.72	$6.11
Third Quarter	$8.41	$6.11
Second Quarter	$8.41	$7.31
First Quarter	$9.69	$7.27
Year Ended December 31, 2014
Fourth Quarter	$11.84	$8.15
Third Quarter	$17.47	$11.14
Second Quarter	$17.46	$13.90
First Quarter	$19.02	$13.57
On February 19, 2016, there were 1,506 holders of record of the Company’s common shares. Although the Company had previously not paid a dividend since 2000, it initiated a quarterly dividend of $0.05 per common share beginning in March 2013, and increased that dividend to $0.06 per common share beginning in March 2014. At December 31, 2015, as per the Company's revolving line of credit, the Company is required to meet certain financial covenants in order to pay dividends. The Company was in compliance with these financial covenants at December 31, 2015. There were no such requirements in place at December 31, 2013 or 2014. For additional information regarding such financial covenants, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity." The determination of the timing, amount and the continuation of the payment of dividends on the Company’s common stock in the future is at the discretion of the Board of Directors and will depend upon, among other things, the Company’s profitability, liquidity, financial condition, capital requirements, and compliance with the covenants under the Company's revolving credit agreement.
For information concerning common stock issued in connection with the Company’s equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Issuer Purchases of Equity Securities
The Company’s share repurchase program (originally announced on May 12, 2005) does not have an expiration date, nor was it terminated during the 2015 fourth quarter. The information below does not include shares withheld by or surrendered to the Company either to satisfy the exercise cost for the cashless exercise of employee stock options, or to satisfy tax withholding obligations associated with employee equity awards.

There were no purchases by the Company of its common stock on the open market during the fourth quarter ended December 31, 2015. As of that date, there were 454,744 shares that may yet be purchased under the approved share repurchase program.

Company Performance Graph
The following graph displays a five-year comparison of cumulative total shareholder returns for the Company’s common stock, the S&P 500 Index, and the Dow Jones U.S. Computer Services Index, assuming a base index of $100 at the end of 2010. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the period, assuming dividend reinvestment, and (B) the difference between the Company’s share price at the end and the beginning of the period by (2) the share price at the beginning of the period. The calculations were made excluding trading commissions and taxes.

	Base Period	Indexed Returns Years Ending
	December	December	December	December	December	December
	2010	2011	2012	2013	2014	2015
Computer Task Group, Inc.	$100.00	$129.41	$167.56	$174.85	$90.18	$64.85
S&P 500 Index	$100.00	$102.11	$118.45	$156.82	$178.29	$180.75
Dow Jones U.S. Computer Services Index	$100.00	$118.67	$130.56	$138.73	$131.37	$128.19
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
Consolidated Summary—Five-Year Selected Financial Information
The selected operating data and financial position information set forth below for each of the years in the five-year period ended December 31, 2015 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” included in this report.

	2015	2014	2013	2012	2011
(amounts in millions, except per-share data)	(1)	(2)		(3)
Operating Data
Revenue	$369.5	$393.3	$419.0	$424.4	$396.3
Operating Income	$10.6	$17.2	$24.7	$24.5	$19.3
Net Income	$6.5	$10.4	$15.7	$16.2	$11.9
Basic net income per share	$0.42	$0.68	$1.02	$1.07	$0.80
Diluted net income per share	$0.41	$0.64	$0.92	$0.96	$0.71
Cash dividend per share	$0.24	$0.24	$0.20	$—	$—

Financial Position
Working capital	$53.0	$69.2	$67.5	$63.5	$45.4
Total assets	$163.1	$170.2	$174.4	$166.2	$147.5
Long-term debt	$1.2	$—	$—	$—	$—
Shareholders’ equity	$117.7	$111.0	$113.8	$102.8	$88.8

(1)
During 2015, the Company incurred approximately $1.1 million of costs relating to the disposal of one of the Company's capitalized software projects. The Company also incurred approximately $1.2 million of costs relating to severance charges in Europe. In total, these costs reduced operating income by $2.3 million, net income by $1.2 million, and basic and diluted net income per share by $0.08.

Included in net income is $0.2 million for a non-taxable life insurance gain for a former executive that passed away in 2015.

(2)
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

(3)
During 2012, the Company received life insurance proceeds upon the death of two of its former executives. In total, the Company received $1.3 million, which is included in net income, and equaled $0.08 basic and diluted net income per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements made by the management of Computer Task Group, Incorporated (CTG, the Company or the Registrant) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of or trends in business strategy and expectations, new business opportunities, cost control initiatives, business wins, market demand, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff, (ii) domestic and foreign industry competition for customers and talent, (iii) increased bargaining power of large customers, (iv) the Company's ability to protect confidential client data, (v) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM) and SDI International (SDI), (vi) the uncertainty of customers' implementations of cost reduction projects, (vii) the effect of healthcare reform and initiatives, (viii) the mix of work between staffing and solutions, (ix) currency exchange risks, (x) risks associated with operating in foreign jurisdictions, (xi) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (xii) the change in valuation of recorded goodwill, (xiii) the impact of current and future laws and government regulation, as well as repeal or modification of such, affecting the information technology (IT) solutions and staffing industry, taxes and the Company's operations in particular, (xiv) industry and economic conditions, including fluctuations in demand for IT services, (xv) consolidation among the Company's competitors or customers, (xvi) the need to supplement or change our IT services in response to new offerings in the industry or changes in customer requirements for IT products and solutions, (xvii) the risks associated with acquisitions, and (xviii) the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company's reports filed with the Securities and Exchange Commission (SEC).
Industry Trends
The market demand for the Company’s services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and regions that we serve. The pace of technology advances and changes in business requirements and practices of our clients all have a significant impact on the demand for the services that we provide. Competition for new engagements and pricing pressure has been strong. In 2015 there was a further overall decline in demand for our services as compared with 2014 as many of our healthcare clients did not begin new projects when existing projects ended due to their capital constraints. This trend began when the U.S. government imposed a budget sequestration in April 2013. Additionally, although the requirements for personnel in our IT staffing business were strong for the first half of 2015, the demand for these services significantly diminished in the second half of 2015.

The Company primarily operates in one industry segment, providing IT services to its clients. These services include IT solutions and IT and other staffing. With IT solutions services, we generally take responsibility for the deliverables on a project and the services may include high-end consulting services. When providing IT and other staffing services, we typically supply personnel to our customers who then, in turn, take their direction from the client’s managers. The Company at times provides administrative or warehouse employees to clients to supplement the IT staffing resources we place at those clients.

IT solutions and IT staffing revenue as a percentage of consolidated revenue for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
IT solutions	33.0%	38.0%	39.4%
IT and other staffing	67.0%	62.0%	60.6%
Total	100.0%	100.0%	100.0%

The Company promotes a majority of its services through five vertical market focus areas: Technology Service Providers, Manufacturing, Healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), Financial Services, and Diversified Industrials. The remainder of CTG’s revenue is derived from general markets.
CTG’s revenue by vertical market as a percentage of consolidated revenue for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Technology service providers	31.1%	26.4%	28.1%
Manufacturing	25.7%	23.8%	20.9%
Healthcare	23.5%	28.6%	31.3%
Financial services	7.1%	7.9%	6.8%
Diversified industrials	5.4%	6.1%	6.2%
General markets	7.2%	7.2%	6.7%
Total	100.0%	100.0%	100.0%
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
In 2013, the Company performed services for a customer under a series of contracts that provided for application customization and integration services, specifically utilizing one of the software tools the Company had developed for internal use. These services were provided under a software-as-a-service model. As the contracts were closely interrelated and dependent on each other, for accounting purposes the contracts were considered to be one arrangement. As the project included significant modification and customization services to transform the previously developed software tool into an expanded tool intended to meet the customer’s requirements, the percentage-of-completion method of contract accounting was utilized for the project.

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods as a percentage of consolidated revenue for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Time-and-material	88.6%	86.2%	88.8%
Progress billing	9.5%	11.2%	8.8%
Percentage-of-completion	1.9%	2.6%	2.4%
Total	100.0%	100.0%	100.0%
Results of Operations
The table below sets forth percentage information calculated as a percentage of consolidated revenue as reported on the Company’s consolidated statements of income as included in Item 8, “Financial Statements and Supplementary Data” in this report.

Year Ended December 31,	2015	2014	2013
(percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Direct costs	81.8%	79.8%	78.8%
Selling, general and administrative expenses	15.3%	15.8%	15.3%
Operating income	2.9%	4.4%	5.9%
Interest and other income (expense), net	—%	(0.1)%	(0.1)%
Income before income taxes	2.9%	4.3%	5.8%
Provision for income taxes	1.1%	1.7%	2.1%
Net income	1.8%	2.6%	3.7%
2015 as compared with 2014
The Company recorded revenue in 2015 and 2014 as follows:

Year Ended December 31,	% of total	2015	% of total	2014	Year-Over-Year Change
(dollars in thousands)
North America	81.8%	$302,171	80.1%	$314,924	(4.0)%
Europe	18.2%	67,307	19.9%	78,344	(14.1)%
Total	100.0%	$369,478	100.0%	$393,268	(6.0)%
Reimbursable expenses billed to customers and included in revenue totaled $6.5 million and $8.6 million in 2015 and 2014, respectively.
The revenue decrease in North America in 2015 as compared with 2014 was primarily due to a significant decrease in demand for the Company's IT solutions business, primarily in the healthcare vertical market, offset by a modest increase in demand for our IT and other staffing services business. The revenue decrease in Europe is primarily due to a significant decrease in the value of the Euro and the British pound as compared with the U.S. dollar.
On a consolidated basis, IT solutions revenue decreased $27.7 million or 18.5% in 2015 as compared with 2014. The Company's IT solutions healthcare vertical market revenue began to decrease with the sequestration imposed by the U.S. government starting on April 1, 2013, which reduced Medicare reimbursements to hospitals and health systems by 2%. This reduction in revenue for our healthcare customers caused them to significantly reduce planned expenditures for IT services, primarily for electronic health records (EHR) and related projects, beginning in the latter half of 2013. By late 2014 and continuing through all of 2015, the Company experienced significant reductions in billable resources at several of its larger healthcare clients which further decreased IT solutions revenue in the Company's healthcare vertical market as EHR projects come to an end. At the end of 2015, a majority of the EHR implementation projects at our clients are substantially complete. As part of the strategy in 2016 to shift to other non-EHR services, the Company combined the delivery of its healthcare and life sciences business under one vice president, and has expanded its healthcare IT business development team with individuals who have experience selling other (non-EHR) healthcare IT services such as advisory and technical services, outsourcing, and staff augmentation.
Also on a consolidated basis, IT and other staffing revenue increased $3.9 million or 1.6% during 2015 as compared with 2014. The year-to-date IT staffing increase was primarily due to an increase in demand from the Company's largest staffing customers. However, demand for our IT staffing services began to slow in the 2015 third quarter, and further slowed in the 2015 fourth quarter, and the Company anticipates demand to remain soft in 2016 as our largest IT staffing clients are experiencing declines in their business and have cut back on their IT spending for the Company's services. The Company’s headcount was approximately 3,600 employees at December 31, 2015, which was a 5% decrease from approximately 3,800 employees at December 31, 2014.
The decrease in revenue in the Company’s European operations in 2015 as compared with the corresponding 2014 was due to weakness relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In 2015 as compared with 2014, the average value of the Euro decreased 16.5%, while the average value of the British Pound decreased 7.2%. A significant portion of the Company's revenue from its European operations is generated in Belgium and Luxembourg. Had there been no change in these exchange rates from 2014 to 2015, total European revenue would have been approximately $13.0 million higher, or $80.3 million as compared with the $67.3 million reported. When considering the year-over-year change in revenue in constant currencies, the revenue from our European operations increased 2.5%. Operating income would have been approximately $0.4 million higher in 2015 as compared with 2014 if there had been no change in the exchange rates year-over-year.
International Business Machines Corporation (IBM) was CTG’s largest customer and accounted for $99.2 million or 26.9%, $90.5 million or 23.0%, and $101.7 million or 24.3% of the Company’s consolidated revenue in 2015, 2014, and 2013, respectively. During the 2014 fourth quarter, the NTS Agreement with IBM was renewed for three years until December 31, 2017. As part of the NTS Agreement, the Company also provides its services as a predominant supplier to IBM’s Integrated Technology Services and the Systems and Technology Group business units. This agreement accounted for approximately 90.0% of all of the services provided to IBM by the Company in 2015.

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
The Company’s accounts receivable from IBM at December 31, 2015 and 2014 totaled $26.4 million and $7.8 million, respectively. The increase in accounts receivable is due to the Company removing itself in the 2015 third quarter from an advance pay program with IBM. Under the program, payments due from IBM in 65 days were paid in 15 days for a fee.

SDI was the Company's second largest customer and accounted for $44.0 million or 11.9%, $36.6 million or 9.3%, and $15.7 million or 3.7% of the Company’s consolidated revenue in 2015, 2014, and 2013, respectively. SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI relates to CTG employees working at Lenovo. The Company's accounts receivable from SDI at December 31, 2015  and December 31, 2014 totaled $5.5 million and $9.2 million, respectively.

We expect to continue to derive a significant portion of our revenue from IBM and SDI in future years; however a significant decline or the loss of the revenue from these clients would have a significant negative effect on our operating results. No other customer accounted for more than 10% of the Company’s revenue in 2015, 2014 or 2013.
Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 81.8% of consolidated revenue in 2015 and 79.8% of consolidated revenue in 2014. The increase in direct costs as a percentage of revenue in 2015 compared with 2014 was due to the significant shift in the mix of the Company's business to a much higher level of IT staffing revenue. These services are provided to the Company's largest IT staffing clients, which have much higher direct costs as a percentage of revenue as compared with the Company's IT solutions clients. Additionally, the Company recorded charges totaling $2.3 million in the 2015 second quarter for the impairment of capitalized software ($1.1 million) related to an IT medical model for chronic kidney disease, and for severance charges ($1.2 million) in the Company's European operations. The impairment of the capitalized software occurred after the Company performed a review and determined that it had no net realizable value. Although the Company had previously experienced some sales success with research institutions, the Company has been unable to sell the product to payers, its intended market, and discontinued the effort to sell the technology. Of the total charges of $2.3 million, approximately $2.1 million was recorded in direct costs. Finally, these increases in direct costs in 2015 were partially offset by a reduction of the Company's accrual for fringe benefit costs primarily related to medical expenses of $1.4 million as actual costs incurred in the 2015 fourth quarter were $1.2 million less than those incurred in 2014 fourth quarter, and less than planned.
Selling, general and administrative (SG&A) expenses were 15.3% of revenue in 2015 as compared with 15.8% of revenue in 2014. The SG&A decrease as a percentage of revenue in 2015 as compared with 2014 was primarily due to disciplined cost control, primarily related to the SG&A expenses associated with our operating units, and $2.0 million included in the 2014 balance associated with the death in the 2014 fourth quarter of the Company's Chairman and CEO.
Operating income was 2.9% of revenue in 2015 as compared with 4.4% of revenue in 2014. The decrease in operating income year-over-year was due to the significant decrease in IT solutions in the Company's business mix which has higher margins than the Company's IT and other staffing services, and the charges taken in the 2015 second quarter totaling $2.3 million. In 2014, operating income included costs of $2.0 million associated with the death of the Company's Chairman and CEO, and the software impairment charge of $1.5 million. Operating income from North American operations was $9.0 million and $14.2 million in 2015 and 2014, respectively, while European operations generated operating income of $1.7 million and $2.9 million in the corresponding periods. Operating income in 2015 in the Company’s European operations was reduced by the second quarter severance charge totaling $1.2 million, and would have been approximately $0.4 million higher if there had been no change in foreign currency exchange rates year-over-year.
Other income (expense) was 0.0% of revenue in 2015, and (0.1)% of revenue in 2014. In 2015, the Company recorded a non-taxable life insurance gain of approximately $0.2 million as one of its former executives passed away in the 2015 fourth quarter. The Company expects to receive proceeds from the policy totaling about $0.4 million in the 2016 first quarter.
The Company’s effective tax rate (ETR) is calculated based upon the full year's operating results, and various tax related items. The Company’s normal ETR ranges from 38% to 40%. The ETR in 2015 was 39.3%, while the 2014 ETR was 38.9%.
Net income for 2015 was 1.8% of revenue or $0.41 per diluted share, compared with net income of 2.6% of revenue or $0.64 per diluted share in 2014. Diluted earnings per share were calculated using 15.9 million weighted-average equivalent shares outstanding in 2015 and 16.3 million in 2014. The decrease in shares year-over-year is due to a lesser dilutive effect of outstanding equity-based compensation grants in 2015.
2014 as compared with 2013
The Company recorded revenue in 2014 and 2013 as follows:

					Year-over-
Year Ended December 31,	% of total	2014	% of total	2013	Year Change
(dollars in thousands)
North America	80.1%	$314,924	81.6%	$341,924	(7.9)%
Europe	19.9%	78,344	18.4%	77,112	1.6%
Total	100.0%	$393,268	100.0%	$419,036	(6.1)%
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

The Company’s European operations include Belgium, Luxembourg and the United Kingdom. When considering the year-over-year change in revenue in constant currencies, 2014 revenue from our European operations increased 1.2% compared with 2013. This increase in year-over-year revenue was in part due to a modest increase in demand in the Company's European IT solutions services. The revenue increase was supported by the modest strength relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In 2014 as compared with 2013, the average value of the Euro increased 0.1%, while the average value of the British Pound increased 5.3%. A significant portion of the Company's revenue from its European operations is generated in Belgium and Luxembourg. Had there been no change in these exchange rates from 2013 to 2014, total European revenue would have been approximately $0.2 million lower, or $78.1 million as compared with the $78.3 million reported.
IBM was CTG’s largest customer in 2013 and 2014. Agreements to provide services as a predominant supplier to IBM’s Integrated Technology Services unit and as the sole provider to the Systems and Technology Group business unit accounted for approximately 88.5% of all of the services provided to IBM by the Company in 2014. In 2014, 2013, and 2012, IBM accounted for $90.5 million or 23.0%, $101.7 million or 24.3%, and $113.8 million or 26.8% of the Company’s consolidated revenue, respectively. The Company’s accounts receivable from IBM at December 31, 2014 and 2013 amounted to $7.8 million and $11.5 million, respectively. No other customer accounted for more than 10% of the Company’s revenue in 2014 or 2013.
Direct costs were 79.8% of consolidated revenue in 2014 and 78.8% of consolidated revenue in 2013. The increase in direct costs as a percentage of revenue in 2014 compared with 2013 was due to a shift in the Company's business mix to a lower percentage of IT solutions services (primarily related to EHR implementations) which has a lower direct cost as a percentage of revenue than our IT staffing services, and pricing pressure from a large customer in our IT staffing business.  The increase in direct costs was also due to an increase in fringe benefit costs consisting primarily of medical expenses, resulting from higher utilization of the Company's self-insured medical plan throughout much of 2014. Finally, during the 2014 fourth quarter, the Company recorded an impairment charge totaling approximately $1.5 million to write-off the net book value of its medical fraud, waste, and abuse (FWA) software solution. The impairment charge for the FWA solution reflected nominal sales activity in the preceding years and the uncertainty of sales for the foreseeable future for this solution given that the target market is focused on other business priorities. The Company recorded the charge in the 2014 fourth quarter as several sales opportunities that had been considered viable throughout 2014 ended late in the year without any sales.
SG&A expenses were 15.8% of revenue in 2014 as compared with 15.3% of revenue in 2013. The SG&A increase as a percentage of revenue in 2014 as compared with 2013 is primarily due to additional costs under an employment agreement of $2.0 million associated with the death in the 2014 fourth quarter of the Company's Chairman and CEO, the loss of operating leverage from lower revenue recorded in 2014, offset by lower incentive compensation expense in 2014 and disciplined cost management.
Operating income was 4.4% of revenue in 2014 as compared with 5.9% of revenue in 2013. The decrease in operating income year-over-year was primarily due to a change in the business mix to a lower percentage of IT solutions services, higher medical costs, the costs of $2.0 million associated with the death of the Company's Chairman and CEO, and the software impairment charge of $1.5 million, offset by lower incentive compensation in 2014 and the high level of profit from the data analytics project that ended on December 31, 2014. Operating income from North American operations was $14.2 million and $21.8 million in 2014 and 2013, respectively, while European operations generated operating income of $2.9 million in both 2014 and 2013, respectively. Operating income in 2014 would have been approximately $0.1 million higher if there had been no change in foreign currency exchange rates year-over-year.
The 2014 ETR was 38.9%, and the 2013 ETR was 35.6%. The ETR in 2013 was lower than the normal range primarily due to the recording of approximately $0.7 million of tax credits related to research and development activities, and approximately $0.4 million of tax credits related to the Company’s participation in the Work Opportunity Tax Credit (WOTC) program offered by the federal government to companies who have hired individuals who have traditionally faced barriers to employment. The tax benefit for these two items for both 2013 and 2012 was recorded in 2013 as required under current accounting guidelines, as the legislation extending these tax credits, the American Taxpayer Relief Act of 2012, was not passed by the U.S. federal government until January 2013. The benefit of these tax credits was partially offset by an increase of approximately $0.1 million in the valuation allowance associated with net operating losses incurred by certain foreign subsidiaries.
Net income for 2014 was 2.6% of revenue or $0.64 per diluted share, compared with net income of 3.7% of revenue or $0.92 per diluted share in 2013. In total, data analytics projects added approximately $0.20 per diluted share to net income during 2014, a significant portion of which was generated by one contract which ended on December 31, 2014. Diluted earnings per share were calculated using 16.3 million weighted-average equivalent shares outstanding in 2014 and 17.0 million in 2013. The decrease in shares year-over-year was due to purchases of approximately 0.5 million shares for treasury by the Company during 2014, and a lesser dilutive effect of outstanding equity-based compensation grants in 2014.
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
Goodwill Valuation
As of December 31, 2015, goodwill recorded on the Company's Consolidated Balance Sheet totaled $37.2 million, all of which relates to the Healthcare Solutions reporting unit. In connection with our annual goodwill impairment test, we make various assumptions in determining the estimated fair value of the Healthcare Solutions reporting unit. We perform an annual impairment review in the fourth quarter of each year.

In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. In 2015 and 2014, the Company used the two-step approach to test goodwill for potential impairment. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

The impairment testing we perform may include estimates of future discounted cash flows, the appraised value of similar companies, or the appraised value of similar transactions from which the goodwill arose. On October 30, 2015, we performed our annual goodwill impairment test in conjunction with an external consultant and estimated the fair value of our Healthcare Solutions reporting unit based on a combination of the income and the market approach. The income approach uses a discounted cash flow (DCF) method which utilizes the present value of cash flows to estimate fair value of the reporting unit. The future cash flows for our Healthcare Solutions reporting unit were projected based on our estimates of future revenue, operating income and other factors such as working capital and capital expenditures. As part of our projections, we took into account expected industry and market conditions for the healthcare industry, as well as trends currently impacting our Healthcare Solutions business unit. The market approach utilizes multiples of revenue and earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of the reporting unit. The market multiples used for our Healthcare Solutions reporting unit were based on competitor industry data, along with the market multiples for the Company and other factors.

As part of our DCF analysis, we projected revenue and operating profit for 2016 through 2020, and assumed a long-term revenue growth rate of 3.0% in 2021, the “terminal year” for our analysis. We utilized a weighted-average cost of capital (WACC) of 12.5%, which included a 160 basis point increase related to additional risk in achieving our projections. Given the ongoing importance of technology solutions in supporting the continuing transformation within the healthcare industry, and an analysis of our peer group, we believe our modest long-term growth rate and the WACC are reasonable to use for our future cash flow assumptions.

Under the market approach, we estimated fair value based on comparable companies' market multiples of revenue (using 0.8) and EBITDA (using 7.5) and factored in a control premium.

Using a weighted-average of the income and market approaches, the estimate of the fair value of the reporting unit as of October 30, 2015 exceeded the carrying value by approximately 40%. By sensitizing revenue growth rates down from our original projections for 2016-2020, the reporting unit would have an estimated fair value in excess of carrying value of approximately 28%. Based upon our analysis completed during the annual impairment testing performed in 2014 and 2013, the estimated fair value of the unit exceeded the carrying value by approximately 40% in 2014, and 65% in 2013.

Finally, we compared our estimates of fair value to the consolidated Company’s October 30, 2015 total public market capitalization, which included factoring in the business operations that do not have goodwill, and assessed implied control premiums. Based on the results of this analysis, we concluded that the estimated fair value determined under our approach for the annual goodwill impairment test for our Healthcare Solutions reporting unit was reasonable. Under both the income approach and market approach, the estimated fair value was in excess of the carrying value.

We concluded that the goodwill assigned to the Healthcare Solutions reporting unit as of October 30, 2015 was not impaired and that the reporting unit did not fail step one of the goodwill impairment test as prescribed under the current accounting guidelines. However, the estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events. In the event the business significantly under achieves its goals for revenue and profit growth in the future, the carrying value for this business unit may not be supportable using a discounted cash flow projection, and an impairment charge may exist.

Additionally, in the months since our goodwill valuation date test (October 30, 2015), global equity markets conditions have deteriorated resulting in a corresponding decrease in the Company's stock price and market capitalization. While we do not believe the fundamentals of our Healthcare Solutions business and strategy have changed since October 30, 2015, we do utilize market approach assumptions to estimate the fair value of the business unit. In the event the market value of the consolidated Company continues to decline in the future, the carrying value for this business unit may not be supportable using a market value approach, and an impairment charge may exist.

In 2013, the Company utilized the provisions under Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which allows public entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this process, an entity is no longer required to calculate the fair value of a reporting unit unless the qualitative assessment shows that it is more likely than not that its fair value is less than its carrying amount. There were no factors that arose in 2013 which led management to believe the goodwill balance was impaired.

Income Taxes—Valuation Allowances on Deferred Tax Assets
At December 31, 2015, the Company had a total of approximately $6.4 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards and state taxes. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.
At December 31, 2015, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $1.0 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at December 31, 2015, the Company had offset a portion of these assets with a valuation allowance totaling approximately $0.9 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.1 million.
The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in 2015 would have increased or decreased net income by approximately $107,300, or approximately $0.01 per diluted share.
Other Estimates
The Company has also made a number of estimates and assumptions relating to the reporting of its assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements pursuant to the rules and regulations of the SEC, the FASB, and other regulatory authorities. Such estimates primarily relate to the valuation of stock options for recording equity-based compensation expense, allowances for doubtful accounts receivable, investment valuation, incurred but not reported healthcare claims, legal matters, and estimates of progress toward completion and direct profit or loss on contracts, as applicable. As future events and their affect on the Company's operating results cannot be determined with precision, actual results could differ from these estimates. Changes in the economic climates in which the Company operates may affect these estimates and will be reflected in the Company’s financial statements in the event they occur.
Financial Condition and Liquidity
Cash provided by (used in) operating activities was ($4.7 million), $6.7 million and $19.0 million in 2015, 2014 and 2013, respectively. In 2015, net income was $6.5 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, deferred compensation, and loss on the disposal of property, equipment and capitalized software totaled $4.9 million. In 2014 and 2013, net income was $10.4 million and $15.7 million, respectively, while the corresponding non-cash adjustments netted to $7.7 million and $5.2 million, respectively. The decrease in non-cash adjustments in 2015 as compared with 2014 was primarily due to a $1.8 million reduction in equity-based compensation expense due to the passing of the Company's long-term CEO in 2014 which accelerated a number of restricted stock grants into 2014 and increased expense, and the resignation of several senior vice presidents which reduced 2015 expense when their non-vested grants canceled. The increase in non-cash adjustments in 2014 as compared with 2013 was primarily due to the loss on disposal of property, equipment and capitalized software in 2014 of $1.5 million, and a change in deferred taxes.
Accounts receivable balances increased $6.0 million in 2015 as compared with 2014, increased $2.6 million in 2014 as compared with 2013, and decreased $5.2 million in 2013 as compared with 2012. The increase in the accounts receivable balance in 2015 resulted from an increase in days sales outstanding (DSO). DSO is calculated by dividing accounts receivable obtained from the consolidated balance sheet by average daily revenue for the fourth quarter of the respective year. DSO was 76 days at December 31, 2015 as compared with DSO at December 31, 2014 of 66 days. The increase in DSO was due to the Company leaving an advance pay program with its largest customer in 2015 where invoices previously due in 65 days were paid in 15 days for a fee. The increase in DSO was offset by a reduction in year-over-year revenue in the 2015 fourth quarter of 14.3%. The increase in the accounts receivable balance in 2014 as compared with 2013 resulted from an increase in DSO to 66 days at December 31, 2014 from 62 days at December 31, 2013. The increase in DSO was partially offset by a decrease in revenue in the 2014 fourth quarter of approximately 4.4% when compared with the 2013 fourth quarter. The decrease in in the accounts receivable balance in 2013 as compared with 2012 resulted from a decrease in revenue in the 2013 fourth quarter of approximately 4.8% when compared with the 2012 fourth quarter. The decrease in revenue was offset by an increase in DSO of one day from 61 days at December 31, 2012.
The cash surrender value of life insurance policies increased $0.8 million in 2015, increased $1.5 million in 2014, and increased $1.6 million in 2013. The increase in each of the years were due to normal appreciation of the existing cash surrender value that Company has recorded which totals approximately $30 million. Accounts payable decreased $1.2 million in 2015, decreased $2.4 million in 2014, and decreased $2.6 million in 2013. The decrease in 2015 as compared with 2014, the decrease in 2014 as compared with 2013, and the decrease in 2013 as compared with 2012 were all primarily due to less payments as the Company's business contracted, and the timing of certain payments near year-end. Accrued compensation decreased $9.1 million in 2015 primarily due to the timing of the U.S. bi-weekly payroll which was paid on the last business day of the year and lower headcount, decreased $3.2 million in 2014 primarily due to lower incentive compensation, and decreased $1.1 million in 2013 primarily due to lower incentive compensation and headcount. Income taxes receivable decreased $1.9 million in 2015 due to the timing of payments made in 2015, and increased $2.3 million and $0.2 million in 2014 and 2013, respectively, due to the timing of payments made and lower taxable income.
Investing activities used $1.4 million, $3.0 million, and $6.7 million of cash in 2015, 2014 and 2013, respectively, primarily due to additions to property, equipment and capitalized software of $1.9 million in 2015, $3.1 million in 2014, and $4.0 million in 2013. The Company has commitments totaling approximately $0.6 million for the purchase of property or equipment at December 31, 2015, and does not expect the amount to be spent in 2016 on additions to property, equipment and capitalized software to significantly vary from the amount spent in 2015. Additionally, in 2013, the Company used approximately $2.5 million, net of cash received, to acquire etrinity, an IT services firm providing services in Belgium and the Netherlands.
As of December 31, 2015, the Company has it Corporate headquarters for sale for approximately $4.0 million. In the event the building is sold, the Company expects to record a gain on the sale as the book value of the building at December 31, 2015 is approximately $1.3 million.
Financing activities used $23.0 million of cash in 2015, used $7.8 million of cash in 2014, and used $7.1 million of cash in 2013. The Company recorded $3.0 million, $3.2 million, and $1.7 million during 2015, 2014, and 2013, respectively, from the proceeds from stock option exercises and excess tax benefits from equity-based compensation transactions. These amounts increased in 2015 and 2014 as compared with 2013 primarily due to additional excess tax benefits recorded from a higher level of stock option exercises and vestings of restricted stock grants due to the death of the Company's Chairman and CEO in 2014.
The Company began to pay a dividend in the first quarter of 2013, and increased the payout rate in 2014, resulting in cash outflows of $3.6 million in 2015, $3.4 million in 2014 and $2.3 million in 2013.
During 2015, 2014 and 2013, the Company used $1.4 million, $7.4 million, and $7.3 million, respectively, to purchase approximately 0.2 million, 0.5 million, and 0.4 million shares of its stock for treasury. Approximately 0.5 million, 0.6 million, and 1.1 million shares remained authorized for future purchases under the Company’s share repurchase plan at December 31, 2015, 2014 and 2013, respectively. During October 2013, the Company's Board of Director's authorized 1.0 million additional shares for future stock repurchases under the program. At December 31, 2015, 2014 and 2013, the Company also experienced changes in its cash account overdrafts, which are primarily due to the timing of payments near year-end, of $0.4 million, $(0.4) million, and $0.5 million, respectively.
During 2015, the Company paid off loans it had previously taken against its owned life insurance policies totaling $22.8 million. The Company chose to pay off these loans as it could obtain bank financing at lower rates of interest. No such payments were made in 2014 or 2013.
In April 2014, the Company's unsecured revolving credit agreement, which allowed the Company to borrow up to $35.0 million, expired. During April 2014, the Company entered into a new, demand line of credit with its banks totaling $40.0 million, which extended for three years until April 2017. In October 2015, the Company entered into a new unsecured revolving credit agreement which replaced the demand line of credit and allows the Company to borrow up to $40.0 million. The agreement also allows under its provisions for the Company to borrow up to $17.5 million against the cash surrender value of the Company's life insurance policies. The new agreement expires in October 2018, and has interest rates ranging from 0 to 50 basis points over the prime rate, and 150 to 200 basis points over LIBOR. The Company can borrow under the agreement with either a prime rate or LIBOR rate borrowing at its discretion. At December 31, 2015, there was $1.2 million outstanding under the new revolving credit agreement.  At December 31, 2014 and 2013, there were no amounts outstanding under the Company's lines of credit. The Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. The Company did not borrow any funds under its various credit agreements during 2014 or 2013.

The maximum amount outstanding under its credit agreements in 2015 was $10.0 million. From the point amounts were first borrowed under the Company's agreements in September 2015, the average amounts outstanding during 2015 were $5.0 million, and carried weighted-average interest rates of 1.8%. Total commitment fees incurred in each of 2015, 2014 and 2013 totaled less than $0.1 million in each year while interest paid in 2015 totaled less than $0.1 million.

Under the new agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at December 31, 2015, included a leverage ratio (total outstanding debt divided by earnings before interest, taxes, depreciation and amortization (EBITDA)) which must be no greater than 2.75 to 1, a calculation of minimum tangible net worth (total shareholders' equity less goodwill and intangible assets) which must be no less than $64.7 million, and total annual expenditures for property, equipment and capitalized software must be no more than $5.0 million. The Company was in compliance with these covenants at December 31, 2015 as the leverage ratio was 0.08, the minimum tangible net worth was $78.7 million, and capital expenditures for property, equipment and capitalized software were $1.9 million in 2015.
Of the total cash and cash equivalents reported on the consolidated balance sheet at December 31, 2015 of $10.8 million, approximately $10.1 million is held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. During January 2013, the Company used a net $2.5 million held by its foreign operations to purchase etrinity. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and has no intention of doing so in the foreseeable future as the funds are generally required to meet the working capital needs of its foreign operations.
At December 31, 2015, the Company believes existing internally available funds, cash potentially generated from future operations, funds available under the Company's revolving line of credit totaling $38.8 million, and funds available to be borrowed against the cash surrender value of our life insurance policies of $17.5 million, will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases (if any are made), continue paying a dividend, fund acquisitions, and allow for future internal growth and expansion.
Off-Balance Sheet Arrangements
The Company did not have off-balance sheet arrangements or transactions in 2015, 2014 or 2013 other than guarantees in our European operations which support office leases and performance under government contracts. These guarantees totaled approximately $1.2 million at December 31, 2015.
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
Contractual Obligations
The Company intends to satisfy its contractual obligations from operating cash flows, and, if necessary, from draws on its demand credit line. A summary of the Company’s contractual obligations at December 31, 2015 is as follows:

(in millions)		Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-term debt	A	$1.2	$—	$1.2	$—	$—
Capital lease obligations	B	—	—	—	—	—
Operating lease obligations	C	10.9	4.6	5.3	1.0	—
Purchase obligations	D	3.8	2.7	1.0	0.1	—
Deferred compensation benefits (U.S.)	E	7.3	0.7	1.3	1.2	4.1
Deferred compensation benefits Europe	F	4.8	0.1	0.4	0.5	3.8
Other long-term liabilities	G	0.2	—	0.1	0.1	—
Total		$28.2	$8.1	$9.3	$2.9	$7.9

A
The Company entered into a $40 million revolving line of credit (LOC) in October 2015. The Company uses this LOC to fund its working capital obligations as needed, primarily funding the U.S. bi-weekly payroll. A total of $1.2 million in borrowings was outstanding under the Agreement at December 31, 2015.

B	The Company does not have any capital lease obligations outstanding at December 31, 2015.

C
Operating lease obligations relate to the rental of office space, office equipment, and automobiles leased in the Company’s European operations. Total rental expense under operating leases in 2015, 2014 and 2013 was approximately $6.1 million, $7.0 million, and $7.0 million, respectively.

D
The Company’s purchase obligations in 2016, 2017 and 2018 total approximately $3.8 million, including $1.9 million for software maintenance, support and related fees, $0.3 million for telecommunications, $0.6 million for recruiting services, $0.2 million for professional organization memberships, $0.6 million for facility improvements and maintenance, and $0.2 million for computer-based training courses.

E
The Company is committed for deferred compensation benefits in the U.S. under two plans. The Executive Supplemental Benefit Plan (ESBP) provides certain former key executives with deferred compensation benefits. The ESBP was amended as of November 30, 1994 to freeze benefits for participants at that time. At December 31, 2015, 15 individuals are receiving benefits under this plan. The ESBP is deemed to be unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities.

The Company also has a non-qualified defined-contribution deferred compensation plan for certain key executives. Contributions to this plan in 2015 were $0.1 million. The Company anticipates making contributions totaling approximately $0.2 million in 2016 to this plan for amounts earned in 2015.

F
The Company retained a contributory defined-benefit plan for its previous employees located in the Netherlands when the Company disposed of its subsidiary, CTG Nederland B.V. This plan was curtailed on January 1, 2003 for additional contributions. The Company does not anticipate making additional contributions to fund the plan in future years.

G	The Company has other long-term liabilities including payments for a postretirement benefit plan for several retired employees and their spouses, totaling fewer than 10 participants.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations.
During 2015, revenue was affected by the year-over-year foreign currency exchange rate changes of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. Had there been no change in these exchange rates from 2014 to 2015, total European revenue would have been approximately $13.0 million higher in 2015, or $80.3 million as compared with the $67.3 million reported. Operating income in the Company’s European operations would have been approximately $0.4 million higher if there had been no change in foreign currency exchange rates year-over-year.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Computer Task Group, Incorporated:

We have audited the accompanying consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Task Group, Incorporated and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Computer Task Group, Incorporated’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Buffalo, New York
February 23, 2016

Consolidated Statements of Income

Year Ended December 31,	2015	2014	2013
(amounts in thousands, except per-share data)
Revenue	$369,478	$393,268	$419,036
Direct costs	302,318	313,930	330,327
Selling, general and administrative expenses	56,523	62,186	63,982
Operating income	10,637	17,152	24,727
Interest and other income	79	111	58
Non-taxable life insurance gain	246	—	—
Interest and other expense	233	325	446
Income before income taxes	10,729	16,938	24,339
Provision for income taxes	4,219	6,588	8,660
Net income	$6,510	$10,350	$15,679
Net income per share:
Basic	$0.42	$0.68	$1.02
Diluted	$0.41	$0.64	$0.92
Weighted average shares outstanding:
Basic	15,479	15,120	15,365
Diluted	15,920	16,260	16,954

Cash dividend declared per share	$0.24	$0.24	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2015	2014	2013
(amounts in thousands)
Net Income	$6,510	$10,350	$15,679

Foreign currency adjustment	(1,875)	(2,274)	717
Pension loss adjustment, net of taxes of $327, $(428), and $235 in 2015, 2014, and 2013, respectively	2,828	(4,614)	1,258
Other comprehensive income (loss)	953	(6,888)	1,975

Comprehensive income	$7,463	$3,462	$17,654

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

December 31,	2015	2014
(amounts in thousands, except share balances)
Assets
Current Assets:
Cash and cash equivalents	$10,801	$40,862
Accounts receivable, net of allowances of $377 and $891 in 2015 and 2014, respectively	71,403	67,292
Prepaid and other current assets	1,770	1,817
Income taxes receivable	—	1,684
Deferred income taxes	804	1,079
Total current assets	84,778	112,734
Property, equipment and capitalized software, net	5,488	6,793
Goodwill	37,231	37,409
Deferred income taxes	5,573	6,364
Cash surrender value of life insurance	29,753	6,157
Investments	254	788
Total assets	$163,077	$170,245
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$8,236	$8,865
Accrued compensation	17,541	27,371
Advance billings on contracts	945	1,422
Dividend payable	925	896
Other current liabilities	4,122	4,955
Income taxes payable	35	—
Total current liabilities	31,804	43,509
Long-term debt	1,225	—
Deferred compensation benefits	11,904	15,480
Other long-term liabilities	427	290
Total liabilities	45,360	59,279
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued	270	270
Capital in excess of par value	125,226	125,884
Retained earnings	121,798	118,999
Less: Treasury stock of 8,014,004 and 8,486,172 shares at cost in 2015 and 2014, respectively	(60,275)	(63,511)
Stock Trusts of 3,264,651 and 3,363,351 shares at cost in 2015 and 2014, respectively	(54,662)	(55,083)
Accumulated other comprehensive loss	(14,640)	(15,593)
Total shareholders’ equity	117,717	110,966
Total liabilities and shareholders’ equity	$163,077	$170,245

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

Year Ended December 31,	2015	2014	2013
(amounts in thousands)
Cash flow from operating activities:
Net income	$6,510	$10,350	$15,679
Adjustments:
Depreciation and amortization expense	1,962	2,974	2,796
Equity-based compensation expense	1,317	3,088	2,647
Deferred income taxes	425	204	(350)
Deferred compensation	(10)	(103)	128
Loss on disposals of property, equipment and capitalized software	1,186	1,546	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(5,951)	(2,594)	5,213
(Increase) decrease in prepaid and other current assets	23	(189)	(154)
Increase in cash surrender value of life insurance	(837)	(1,537)	(1,610)
Decrease in accounts payable	(1,166)	(2,372)	(2,607)
Decrease in accrued compensation	(9,104)	(3,230)	(1,107)
Increase (decrease) in income taxes payable	1,894	(2,261)	(232)
Decrease in advance billings on contracts	(421)	(431)	(361)
Increase (decrease) in other current liabilities	(650)	1,050	(869)
Increase (decrease) in other long-term liabilities	137	213	(182)
Net cash provided by (used in) operating activities	(4,685)	6,708	18,991
Cash flow from investing activities:
Acquisition of business, net of cash received	—	—	(2,488)
Additions to property and equipment	(1,260)	(1,410)	(2,266)
Additions to capitalized software	(641)	(1,683)	(1,686)
Deferred compensation plan investments, net	534	109	(269)
Net cash used in investing activities	(1,367)	(2,984)	(6,709)
Cash flow from financing activities:
Proceeds from long-term debt	1,225	—	—
Proceeds from stock option plan exercises	2,598	1,241	561
Excess tax benefits from equity-based compensation	380	1,964	1,119
Proceeds from Employee Stock Purchase Plan	276	323	368
Change in cash overdraft, net	411	(424)	506
Dividends paid	(3,624)	(3,422)	(2,274)
Payoff of loans on life insurance policies	(22,827)	—	—
Purchase of stock for treasury	(1,406)	(7,432)	(7,343)
Net cash used in financing activities	(22,967)	(7,750)	(7,063)
Effect of exchange rates on cash and cash equivalents	(1,042)	(1,339)	394
Net increase (decrease) in cash and cash equivalents	(30,061)	(5,365)	5,613
Cash and cash equivalents at beginning of year	40,862	46,227	40,614
Cash and cash equivalents at end of year	$10,801	$40,862	$46,227

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

									Accumulated Other Comprehensive Income (loss)
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Stock Trusts				Total Shareholders’ Equity
	Shares	Amount			Shares	Amount	Shares	Amount		Other
(amounts in thousands)
Balances as of December 31, 2012	27,018	$270	$119,183	$99,644	8,276	$(50,302)	3,363	$(55,083)	$(10,680)	$(251)	$102,781
Employee Stock Purchase Plan share issuance	—	—	248	—	(19)	120	—	—	—	—	368
Stock Option Plan share issuance, net	—	—	(183)	—	(110)	687	—	—	—	—	504
Excess tax benefits from equity-based compensation	—	—	1,119	—	—	—	—	—	—	—	1,119
Restricted stock plan share issuance/forfeiture	—	—	(567)	—	(52)	(364)	—	—	—	—	(931)
Deferred compensation plan share issuance	—	—	84	—	(6)	39	—	—	—	(34)	89
Purchase of stock	—	—	—	—	399	(7,343)	—	—	—	—	(7,343)
Equity-based compensation	—	—	2,647	—	—	—	—	—	—	—	2,647
Net income	—	—	—	15,679	—	—	—	—	—	—	15,679
Dividends declared	—	—	—	(3,046)	—	—	—	—	—	—	(3,046)
Foreign currency adjustment	—	—	—	—	—	—	—	—	717	—	717
Pension loss adjustment, net of tax	—	—	—	—	—	—	—	—	1,258	—	1,258
Balances as of December 31, 2013	27,018	270	122,531	112,277	8,488	(57,163)	3,363	(55,083)	(8,705)	(285)	113,842
Employee Stock Purchase Plan share issuance	—	—	145	—	(24)	178	—	—	—	—	323
Stock Option Plan share issuance, net	—	—	(2,082)	—	(513)	3,056	—	—	—	—	974
Excess tax benefits from equity-based compensation	—	—	1,964	—	—	—	—	—	—	—	1,964
Restricted stock plan share issuance/forfeiture	—	—	(247)	—	84	(2,498)	—	—	—	—	(2,745)
Deferred compensation plan share issuance	—	—	485	—	(48)	348	—	—	—	285	1,118
Purchase of stock	—	—	—	—	499	(7,432)	—	—	—	—	(7,432)
Equity-based compensation	—	—	3,088	—	—	—	—	—	—	—	3,088
Net income	—	—	—	10,350	—	—	—	—	—	—	10,350
Dividends declared	—	—	—	(3,628)	—	—	—	—	—	—	(3,628)
Foreign currency adjustment	—	—	—	—	—	—	—	—	(2,274)	—	(2,274)
Pension loss adjustment, net of tax	—	—	—	—	—	—	—	—	(4,614)	—	(4,614)
Balances as of December 31, 2014	27,018	270	125,884	118,999	8,486	(63,511)	3,363	(55,083)	(15,593)	—	110,966

(continued on next page)

									Accumulated Other Comprehensive Income (loss)
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Stock Trusts				Total Shareholders’ Equity
	Shares	Amount			Shares	Amount	Shares	Amount		Other
(amounts in thousands)
Balances as of December 31, 2014	27,018	270	125,884	118,999	8,486	(63,511)	3,363	(55,083)	(15,593)	—	110,966
Employee Stock Purchase Plan share issuance	—	—	(5)	—	(37)	281	—	—	—	—	276
Stock Option Plan share issuance, net	—	—	(1,736)	—	(551)	4,141	—	—	—	—	2,405
Excess tax benefits from equity-based compensation	—	—	380	—	—	—	—	—	—	—	380
Restricted stock plan share issuance/forfeiture	—	—	(632)	—	10	(352)	(98)	421	—	—	(563)
Deferred compensation plan share issuance	—	—	18	—	(76)	572	—	—	—	—	590
Purchase of stock	—	—	—	—	182	(1,406)	—	—	—	—	(1,406)
Equity-based compensation	—	—	1,317	—	—	—	—	—	—	—	1,317
Net income	—	—	—	6,510	—	—	—	—	—	—	6,510
Dividends declared	—	—	—	(3,711)	—	—	—	—	—	—	(3,711)
Foreign currency adjustment	—	—	—	—	—	—	—	—	(1,875)	—	(1,875)
Pension loss adjustment, net of tax	—	—	—	—	—	—	—	—	2,828	—	2,828
Balances as of December 31, 2015	27,018	$270	$125,226	$121,798	8,014	$(60,275)	3,265	$(54,662)	$(14,640)	$—	$117,717

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
The Company primarily operates in one industry segment, providing IT services to its clients. These services include IT Solutions and IT and other Staffing. CTG provides these primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements. The Company provides administrative or warehouse employees to clients from time to time to supplement the IT resources we place at those clients. The Company promotes a significant portion of its services through five vertical market focus areas: Technology Service Providers, Manufacturing, Healthcare (which includes services provided to healthcare providers, health insurers, and life sciences companies), Financial Services, and Diversified Industrials. The Company focuses on these five vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.
CTG’s revenue by vertical market as a percentage of consolidated revenue for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Technology service providers	31.1%	26.4%	28.1%
Manufacturing	25.7%	23.8%	20.9%
Healthcare	23.5%	28.6%	31.3%
Financial services	7.1%	7.9%	6.8%
Diversified industrials	5.4%	6.1%	6.2%
General markets	7.2%	7.2%	6.7%
Total	100.0%	100.0%	100.0%
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
The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods as a percentage of consolidated revenue for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Time-and-material	88.6%	86.2%	88.8%
Progress billing	9.5%	11.2%	8.8%
Percentage-of-completion	1.9%	2.6%	2.4%
Total	100.0%	100.0%	100.0%
The Company includes billable expenses in its accounts as both revenue and direct costs. These billable expenses totaled $6.5 million, $8.6 million, and $11.8 million in 2015, 2014 and 2013, respectively.
Software Revenue Recognition
In 2013, the Company performed services for a customer under a series of contracts that provided for application customization and integration services, specifically utilizing one of the software tools the Company had developed for internal use. These services were provided under a software-as-a-service model. As the contracts were closely interrelated and dependent on each other, for accounting purposes the contracts were considered to be one arrangement. As the project included significant modification and customization services to transform a previously developed software tool into an expanded tool intended to meet the customer’s requirements, the percentage-of-completion method of contract accounting was utilized for the project.
Fair Value
Fair value is defined as the exchange price that would be received for an asset or paid for a liability in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants. The Company utilizes a fair value hierarchy for its assets and liabilities, as applicable, based upon three levels of input, which are:
Level 1—quoted prices in active markets for identical assets or liabilities (observable)
Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)
Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)
At December 31, 2015 and 2014, the carrying amounts of the Company’s cash of $10.8 million and $40.9 million, respectively, approximated fair value.
The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the years ended December 31, 2015 or 2014.
Life Insurance Policies
The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. Those policies have generated cash surrender value, and the Company had prior to 2015 taken loans against the policies.
At December 31, 2015 and December 31, 2014, these insurance policies had a gross cash surrender value of $28.9 million and $27.6 million, respectively, loans had been taken totaling $23.1 million in 2014, and the net cash surrender value balance of $28.9 million and $4.5 million, respectively, was included on the consolidated balance sheet as “Cash surrender value of life insurance” under non-current assets. During 2015, the Company used approximately $22.8 million in cash to payoff all the outstanding loans against these policies.
At December 31, 2015 and 2014, the total death benefit for the remaining policies was approximately $40.4 million and $38.8 million, respectively. Currently, upon the death of all of the plan participants, the Company would expect to receive approximately $39.8 million, and under current tax regulations, would record a non-taxable gain of approximately $10.9 million.
During the 2015 fourth quarter, one former employee covered by this life insurance passed away. The Company recorded a non-taxable gain totaling approximately $0.2 million in the quarter, and expects proceeds to be received from the policy to be approximately $0.4 million in the 2016 first quarter.
Taxes Collected from Customers
In instances where the Company collects taxes from its customers for remittance to governmental authorities, primarily in its European operations, revenue and expenses are not presented on a gross basis in the consolidated financial statements as such taxes are recorded in the Company's accounts on a net basis.
Cash and Cash Equivalents, and Cash Overdrafts
For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. As the Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment, the "change in cash overdraft, net" line item as presented on the condensed consolidated statement of cash flows represents the increase or decrease in outstanding checks for a given period.
Trade Accounts Receivable
Trade accounts receivable balances are received on average approximately 76 days from the date of invoice. Generally, the Company does not work on any projects where amounts due are expected to be received greater than one year from the date of the invoice. Accordingly, the recorded book value for the Company’s accounts receivable equals fair value. Outstanding trade accounts receivable are generally considered past due when they remain unpaid after the contractual due date has passed. An allowance for doubtful accounts receivable (allowance) is established using management’s judgment. Specific identification of balances that are significantly past due and where customer payments have not been recently received are generally added to the allowance unless the Company has direct knowledge that the customer intends to make payment. Additionally, any balances which relate to a customer that has declared bankruptcy or ceased its business operations are added to the allowance at the amount not expected to be received.
Bad debt expense, net of recoveries, was approximately $0.3 million, $(31,000), and $0.2 million in 2015, 2014, and 2013, respectively.

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
As of December 31, 2015 and December 31, 2014, the Company had capitalized costs relating to software projects developed for internal use. Amortization periods for these projects range from two to five years, and begin when the software, or enhancements thereto, is available for its intended use. Amortization periods are evaluated annually for propriety.
Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such circumstances exist, the recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less costs to sell. The Company does not have any long-lived assets that are impaired at December 31, 2015.
During 2015, the Company listed its corporate headquarters for sale for approximately $4.0 million. As the carrying value of this building is approximately $1.3 million at December 31, 2015, the Company expects to record a gain on the sale if the building is sold.
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
Goodwill
The Company had a goodwill balance of $37.2 million at December 31, 2015 and relates to healthcare business unit within the Company. This balance increased by approximately $2.0 million during 2013 due to the acquisition of etrinity. The balance is evaluated annually as of the Company’s October fiscal month-end (the measurement date), or more frequently if facts and circumstances indicate impairment may exist. This evaluation, as applicable, is based on estimates and assumptions that may be used to analyze the appraised value of similar transactions from which the goodwill arose, the appraised value of similar companies, or estimates of future discounted cash flows. The estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on currently available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events.
At the respective measurement dates for 2015, 2014, and 2013, the Company completed its annual valuation of the business to which the Company’s goodwill relates. In 2015 and 2014, the Company utilized the services of an external valuation consultant, while in 2013 the Company utilized the provisions under Accounting Standards Update No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allow public entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this process, an entity is no longer required to calculate the fair value of a reporting unit unless the qualitative assessment shows that it is more likely than not that its fair value is less than its carrying amount.
From its 2015 valuation analysis, the Company believes the fair value of the business continues to be in excess of the carrying value of the business by approximately 40%. In 2014 and 2013, the fair value of the business was substantially in excess of the carrying value (fair value exceeded carrying value by greater than 40%).
Other Intangible Assets
The Company recorded approximately $0.4 million of other intangible assets in 2013 resulting from the acquisition of etrinity. Previously, the Company did not have any other intangible assets recorded on its accounts. These intangible assets include customer relationships, trademarks, and non-compete agreements, and are being amortized over periods ranging from two to seven years. Amortization expense of approximately $0.1 million was recognized in each of 2015, 2014 and 2013.

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

Equity-Based Compensation
The Company records the fair value of equity-based compensation expense for all equity-based compensation awards granted subsequent to January 1, 2006. The calculated fair value cost of its equity-based compensation awards is recognized in the Company’s income statement over the period in which an employee or director is required to provide the services for the award. Compensation cost is not recognized for employees or directors that do not render the requisite services. The Company recognized the expense for equity-based compensation in its 2015, 2014, and 2013 statements of income on a straight-line basis based upon awards that are ultimately expected to vest. See note 10, “Equity-Based Compensation.”

Net Income Per Share
Basic and diluted earnings per share (EPS) for the years ended December 31, 2015, 2014, and 2013 are as follows:

For the year ended	Net Income	Weighted Average Shares	Earnings per Share
(amounts in thousands, except per-share data)
December 31, 2015
Basic EPS	$6,510	15,479	$0.42
Dilutive effect of outstanding equity instruments	—	441	(0.01)
Diluted EPS	$6,510	15,920	$0.41
December 31, 2014
Basic EPS	$10,350	15,120	$0.68
Dilutive effect of outstanding equity instruments	—	1,140	(0.04)
Diluted EPS	$10,350	16,260	$0.64
December 31, 2013
Basic EPS	$15,679	15,365	$1.02
Dilutive effect of outstanding equity instruments	—	1,589	(0.10)
Diluted EPS	$15,679	16,954	$0.92
Weighted-average shares represent the average number of issued shares less treasury shares and shares held in the Stock Trusts, and for the basic EPS calculations, unvested restricted stock.
Certain options representing 1.0 million, 0.6 million, and 0.1 million shares of common stock were outstanding at December 31, 2015, 2014, and 2013, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

Accumulated Other Comprehensive Loss
The components that comprised accumulated other comprehensive loss on the consolidated balance sheets at December 31, 2015 and 2014 are as follows:

	2015	2014
(amounts in thousands)
Foreign currency	$(7,686)	$(5,811)
Pension loss, net of tax of $906 in 2015 and $1,233 in 2014	(6,954)	(9,782)
	$(14,640)	$(15,593)

During 2015, 2014 and 2013, actuarial losses were amortized to expense as follows:

(amounts in thousands)	2015	2014	2013
Amortization of actuarial losses	$390	$201	$277
Income tax	(88)	(51)	(72)
Net of tax	$302	$150	$205

The amortization of actuarial losses is included in determining net periodic pension cost. See note 7, "Deferred Compensation Benefits" for additional information.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date, for equity accounts using historical exchange rates, and for revenue and expense activity using the applicable month’s average exchange rates. The Company recorded nominal losses in 2015, 2014, and 2013 from foreign currency transactions for balances settled during the year or intended to be settled as of each respective year-end.
Guarantees
The Company has a number of guarantees in place in our European operations which support office leases and performance under government projects. These guarantees totaled approximately $1.2 million and $1.6 million at December 31, 2015 and 2014, respectively, and generally have expiration dates ranging from January 2016 through January 2020.
Acquisition
In January 2013, the Company acquired etrinity, a provider of IT services to the healthcare market in Belgium and the Netherlands for approximately $2.8 million. Founded in 2000, etrinity's 2015, 2014 and 2013 revenue approximated U.S. $2.4 million, $2.1 million, and $2.8 million, respectively. The firm's IT services are targeted to the healthcare provider market and include clinical systems integration and implementation, application management, technology support for medical imaging, training, and technical resources.
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

2.     Property, Equipment and Capitalized Software
Property, equipment and capitalized software at December 31, 2015 and 2014 are summarized as follows:

December 31,	Useful Life	2015	2014
(amounts in thousands)	(years)
Land	-	$378	$378
Buildings	30	4,300	4,342
Equipment	2 - 5	6,710	6,904
Furniture	5 - 10	3,107	3,224
Capitalized software	2 - 5	4,687	5,505
Other software	1 - 5	2,679	2,761
Leasehold improvements	3 - 10	4,736	4,521
		26,597	27,635
Accumulated depreciation and amortization		(21,109)	(20,842)
		$5,488	$6,793
The Company recorded additions to capitalized software of $0.6 million and $1.7 million during the years ended December 31, 2015 and December 31, 2014, respectively. As of these dates the Company had capitalized a total of $4.7 million and $5.5 million, respectively, solely for software projects developed for internal use. Accumulated amortization for these projects totaled $4.3 million and $4.2 million as of December 31, 2015 and 2014, respectively.
Amortization expense for these projects totaled $0.4 million, $1.2 million, and $1.2 million in 2015, 2014, and 2013, respectively.
During the 2015 second quarter, the Company recorded expense for the impairment of one of its capitalized software projects related to IT medical management, primarily for chronic kidney disease, after determining that it had no net realizable value. Although the Company experienced some sales success with research institutions, the Company has been unable to sell the product to payers, its intended market, and discontinued the effort to sell the technology. The remaining net asset value, totaling approximately $1.1 million, was written-off to direct costs in the 2015 second quarter operating results.
During the 2014 fourth quarter, the Company recorded the expense for the impairment of its fraud, waste and abuse software solution after determining that it had no net realizable value. The impairment was a result of nominal sales results for this software solution in recent years, and the uncertainty of sales in the foreseeable future. The remaining net asset value, totaling approximately $1.5 million, was written-off to direct costs in the 2014 fourth quarter operating results.

3.     Investments
The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At December 31, 2015 and 2014, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.3 million and $0.8 million, respectively, and were measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see note 1 “Summary of Significant Accounting Policies—Fair Value”). Unrealized gains and losses on these securities are recorded in earnings and were nominal in 2015, 2014, and 2013.

4.     Debt

In April 2014, the Company's unsecured revolving credit agreement, which allowed the Company to borrow up to $35.0 million, expired. During April 2014, the Company entered into a new, demand line of credit with its banks totaling $40.0 million, which extended for three years until April 2017. In October 2015, the Company entered into a new unsecured revolving credit agreement which replaced the demand line of credit and allows the Company to borrow up to $40.0 million. The agreement also allows under its provisions for the Company to borrow up to $17.5 million against the cash surrender value of the Company's life insurance policies. The new agreement expires in October 2018, and has interest rates ranging from 0 to 50 basis points over the prime rate, and 150 to 200 basis points over LIBOR. The Company can borrow under the agreement with either a prime rate or LIBOR rate borrowing at its discretion. At December 31, 2015, there was $1.2 million outstanding under the new revolving credit agreement.  At December 31, 2014, there was no amount outstanding under the demand line of credit. The Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. The Company did not borrow any funds under its various credit agreements during 2014.

The maximum amount outstanding under its credit agreements in 2015 was $10.0 million. From the point amounts were first borrowed under the Company's agreements in September 2015, the average amounts outstanding during 2015 were $5.0 million, and carried weighted-average interest rates of 1.8%. Total commitment fees incurred in each of 2015, 2014 and 2013 totaled less than $0.1 million in each year while interest paid in 2015 totaled less than $0.1 million.

Under the new agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at December 31, 2015, included a leverage ratio (total outstanding debt divided by earnings before interest, taxes, depreciation and amortization (EBITDA)) which must be no greater than 2.75 to 1, a calculation of minimum tangible net worth (total shareholders' equity less goodwill and intangible assets) which must be no less than $64.7 million, and total annual expenditures for property, equipment and capitalized software must be no more than $5.0 million. The Company was in compliance with these covenants at December 31, 2015 as the leverage ratio was 0.08, the minimum tangible net worth was $78.7 million, and capital expenditures for property, equipment and capitalized software were $1.9 million in 2015.

5.     Income Taxes
The provision for income taxes for 2015, 2014, and 2013 consists of the following:

	2015	2014	2013
(amounts in thousands)
Domestic and foreign components of income before income taxes are as follows:
Domestic	$9,867	$14,885	$22,313
Foreign	862	2,053	2,026
Total income before income taxes	$10,729	$16,938	$24,339
The provision (benefit) for income taxes consists of:
Current tax:
U.S. federal	$2,212	$4,023	$6,133
Foreign	1,085	1,505	1,469
U.S. state and local	495	831	1,409
Total current tax	3,792	6,359	9,011
Deferred tax:
U.S. federal	337	273	(245)
Foreign	(19)	(97)	(34)
U.S. state and local	109	53	(72)
Total deferred tax	427	229	(351)
Total tax	$4,219	$6,588	$8,660
The effective and statutory income tax rate can be reconciled as follows:
Tax at statutory rate of 35% / 34%	$3,648	$5,928	$8,519
State tax, net of federal benefit	409	578	877
Non-taxable income	(576)	(520)	(563)
Non-deductible expenses	686	803	963
Change in estimate primarily related to foreign taxes	192	134	128
Change in estimate primarily related to state taxes and tax reserves	—	—	(172)
Change in estimate primarily related to U.S. federal taxes	178	—	—
Tax credits	(253)	(421)	(1,117)
Other, net	(65)	86	25
Total tax	$4,219	$6,588	$8,660
Effective income tax rate	39.3%	38.9%	35.6%
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

The Company’s deferred tax assets and liabilities at December 31, 2015 and 2014 consist of the following:

December 31,	2015	2014
(amounts in thousands)
Assets
Deferred compensation	$6,548	$8,358
Loss carryforwards	1,064	1,240
Accruals deductible for tax purposes when paid	379	452
Depreciation	61	56
Allowance for doubtful accounts	107	300
State taxes	596	767
Gross deferred tax assets	8,755	11,173
Deferred tax asset valuation allowance	(2,349)	(3,135)
Gross deferred tax assets less valuation allowance	6,406	8,038
Liabilities
Depreciation	—	(470)
Other	(29)	(125)
Gross deferred tax liabilities	(29)	(595)
Net deferred tax assets	$6,377	$7,443
Net deferred tax assets and liabilities are recorded as follows:
Net current assets	$804	$1,079
Net non-current assets	5,573	6,364
Net deferred tax assets	$6,377	$7,443
In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income in future periods may include, but are not limited to, the following: increased competition, a decline in sales or margins, a loss of market share, the availability of qualified professional staff, and a decrease in demand for IT services. Based upon the levels of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, at December 31, 2015, management believes that it is more likely than not that the Company will realize the benefits, net of the established valuation allowance, of these deferred tax assets in the future.
For tax purposes, the Company has various U.S. state net operating loss carryforwards which began to expire in 2011, and have approximately $0.1 million remaining. These net operating losses have a carryforward period of 5 to 20 years. The Netherlands net operating loss carryforward is approximately $0.5 million, and began to expire in 2014, while in the United Kingdom and Belgium, the net operating loss carryforwards are approximately $4.1 million and $0.2 million, respectively, and have no expiration date.
At December 31, 2015, the Company has a deferred tax asset before the valuation allowance in the United States resulting from net operating losses in various states of approximately $0.1 million, in the United Kingdom of approximately $0.8 million, and in the Netherlands of approximately $0.1 million. Management has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future years, and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of the deferred tax asset totaling $1.0 million will be realized at any point in the future. Accordingly, at December 31, 2015, the Company has offset most of the asset with a valuation allowance totaling $0.9 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.1 million. During 2015, the net decrease in the valuation allowance was approximately $0.2 million.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2011.
The Company establishes an unrecognized tax benefit based upon the anticipated outcome of tax positions taken for financial statement purposes compared with positions taken on the Company’s tax returns. The Company records the benefit for unrecognized tax benefits only when it is more likely than not that the position will be sustained upon examination by the taxing authorities. The Company reviews its unrecognized tax benefits on a quarterly basis. Such reviews include consideration of factors such as the cause of the action, the degree of probability of an unfavorable outcome, the Company’s ability to estimate the liability, and the timing of the liability and how it will impact the Company’s other tax attributes. At December 31, 2015, the Company believes it has adequately provided for its tax-related liabilities, and that no reserve for unrecognized tax benefits is necessary.
No significant change in the total amount of unrecognized tax benefits is expected within the next twelve months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits (if any) in tax expense, as applicable. At December 31, 2015, the Company had no accrual for the payment of interest and penalties.
At December 31, 2015, the undistributed earnings of foreign subsidiaries amounted to approximately $21.3 million. A deferred tax liability for the taxes related to these unremitted accumulated foreign earnings has not been provided for as the determination of the estimated liability is not practicable and because undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.
In 2015, 2014, and 2013, a total of 598,000, 543,000, and 87,000 shares of common stock, respectively, were issued through the exercise of non-qualified stock options or through the disqualifying disposition of incentive stock options. The tax benefit to the Company from these transactions, which was credited to capital in excess of par value rather than recognized as a reduction of income tax expense, was $0.4 million, $2.0 million, and $0.5 million in 2015, 2014, and 2013, respectively. These tax benefits have also been recognized in the consolidated balance sheets as a reduction of income taxes payable.
Net income tax payments during 2015, 2014, and 2013 totaled $2.2 million, $5.8 million, and $7.1 million, respectively.

6.     Lease Commitments
At December 31, 2015, the Company was obligated under a number of long-term operating leases, some of which contain renewal options with escalation clauses commensurate with local market fluctuations, however, generally limiting the increase to no more than 5.0% of the existing lease payment.
Minimum future obligations under such leases as of December 31, 2015 are summarized as follows:

(amounts in thousands)
2016	$4,604
2017	3,354
2018	1,956
2019	854
2020	148
Later years	4
Minimum future obligations	$10,920
The operating lease obligations relate to the rental of office space, office equipment, and automobiles leased in Europe. Total rental expense under such operating leases for 2015, 2014, and 2013 was approximately $6.1 million, $7.0 million, and $7.0 million, respectively.

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
Net periodic pension cost for the years ended December 31, 2015, 2014, and 2013 for the ESBP is as follows:

Net Periodic Pension Cost—ESBP	2015	2014	2013
(amounts in thousands)
Interest cost	$261	$276	$243
Amortization of actuarial loss	240	138	191
Net periodic pension cost	$501	$414	$434

The Company also retained a contributory defined-benefit plan for its previous employees located in the Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003. Net periodic pension cost was approximately $72,000, $90,000, and $49,000 for the years ending December 31, 2015, 2014 and 2013, respectively.

The change in benefit obligation and reconciliation of fair value of plan assets for the years ended December 31, 2015 and 2014 for the ESBP and NDBP are as follows:

	ESBP		NDBP
Changes in Benefit Obligation	2015	2014	2015	2014
(amounts in thousands)
Benefit obligation at beginning of period	$8,274	$7,499	$14,932	$11,635
Interest cost	261	276	203	358
Benefits paid	(731)	(737)	(133)	(159)
Actuarial loss (gain)	(534)	1,236	(1,597)	4,896
Effect of exchange rate changes	—	—	(1,508)	(1,798)
Benefit obligation at end of period	7,270	8,274	11,897	14,932
Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of period	—	—	7,910	8,752
Actual return on plan assets	—	—	142	359
Employer contributions	731	737	—	—
Benefits paid	(731)	(737)	(133)	(159)
Effect of exchange rate changes	—	—	(813)	(1,042)
Fair value of plan assets at end of period	—	—	7,106	7,910
Accrued benefit cost	$7,270	$8,274	$4,791	$7,022
Accrued benefit cost is included in the consolidated balance sheet as follows:
Current liabilities	$673	$714	$—	$—
Non-current liabilities	$6,597	$7,560	$4,791	$7,022
Discount rates:
Benefit obligation	3.51%	3.30%	2.00%	1.50%
Net periodic pension cost	3.30%	3.87%	1.50%	3.20%
Salary increase rate	—%	—%	—%	—%
Expected return on plan assets	—%	—%	4.00%	4.00%
For the ESBP, the accumulated benefit obligation at December 31, 2015 and 2014 was $7.3 million and $8.3 million, respectively. The amounts included in other comprehensive loss relating to the pension loss adjustment in

2015 and 2014, net of tax, were approximately $(0.5) million and $0.7 million, respectively. The discount rate used in 2015 was 3.51%, which is reflective of a series of bonds that are included in the Moody’s Aa long-term corporate bond yield whose cash flow approximates the payments to participants under the ESBP for the remainder of the plan. This rate was an increase of 21 basis points from the rate used in the prior year and resulted in a decrease in the plan’s liabilities of approximately $0.1 million. Benefits paid to participants are funded by the Company as needed, and are expected to total approximately $0.7 million in 2016. The plan is deemed unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts considered sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan other than for current year benefit payments as required in 2016 or future years.

For the NDBP, the accumulated benefit obligation at December 31, 2015 and 2014 was $11.9 million and $14.9 million, respectively. The discount rate used in 2015 was 2.00%, which is reflective of a series of corporate bonds whose cash flow approximates the payments to participants under the NDBP for the remainder of the plan. This rate was an increase of 50 basis points from the rate used in the prior year due to changes in the economic environment in Europe, and resulted in a decrease in the plan’s liabilities of $1.3 million in 2015.
The assets for the NDBP are held by Aegon, a financial services firm located in the Netherlands. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the contractual value of the NDBP in any given year. The fair value of the assets is determined using a Level 3 methodology (see note 1 “Summary of Significant Accounting Policies—Fair Value”). In 2015 and 2014, the plan investments had a targeted minimum return to the Company of 4.0%, which is consistent with historical returns and the 4.0% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, intends to maintain the current investment strategy of investing plan assets solely in government bonds in 2016.
Anticipated benefit payments for the ESBP and the NDBP expected to be paid in future years are as follows:

	ESBP	NDBP
(amounts in thousands)
2016	$684	$147
2017	646	163
2018	634	193
2019	635	220
2020	614	240
2021 - 2025	2,651	1,403
Total	$5,864	$2,366
For the ESBP and the NDBP, the amounts included in accumulated other comprehensive loss, net of tax, that have not yet been recognized as components of net periodic benefit cost as of December 31, 2015 are $1.5 million and $5.4 million, respectively, for unrecognized actuarial losses. The amounts included in accumulated other comprehensive loss, net of tax, that had not yet been recognized as components of net periodic benefit cost as of December 31, 2014 were $2.0 million and $7.8 million, respectively, also for unrecognized actuarial losses.
The amounts recognized in other comprehensive income (loss), net of tax, for 2015, 2014, and 2013, which primarily consist of an actuarial gain (loss), totaled $2.8 million, $(4.6) million (primarily due to the decrease in the discount rate for the NDBP), and $1.3 million, respectively. Net periodic pension benefit (cost), and the amounts recognized in other comprehensive loss, net of tax, for the ESBP and the NDBP for 2015, 2014, and 2013 totaled $2.3 million, $(5.1) million, and $0.8 million, respectively.
The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2016 for the ESBP and the NDBP for unrecognized actuarial losses total $0.3 million.

The Company also maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. There were $0.1 million in contributions to the plan in 2015 for amounts earned in 2014, $0.2 million in contributions to the plan in 2014 for amounts earned in 2013, and $0.3 million in contributions to the plan in 2013 for amounts earned in 2012. The Company anticipates making contributions in 2016 totaling approximately $0.2 million to this plan for amounts earned in 2015. The investments in the plan are included in the total assets of the Company, and are discussed in note 3, “Investments.” Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In return for the funds received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.
The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Cash contributions were made to the plan for certain of these directors totaling approximately $0.5 million in 2015, $0.4 million in 2014 and less than $0.1 million in 2013.  At the time the contributions were made, the non-employee directors elected to purchase stock units from the Company at current market prices using their available investment balance within the plan. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in return for funds received, the Company released shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

8.	Employee Benefits
401(k) Profit-Sharing Retirement Plan
The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. At its discretion, the Company may match up to 50% of the first 6% of eligible wages contributed by the participants. Company contributions, net of forfeitures, which currently consist of cash and may include the Company’s stock, were funded and charged to operations in the amounts of $3.0 million, $2.3 million, and $2.4 million for 2015, 2014, and 2013, respectively.
Other Retirement Plans
The Company maintains various other defined contribution retirement plans covering substantially all of the remaining European employees. Company contributions charged to operations were $0.2 million in 2015, $0.2 million in 2014, and $0.1 million in 2013.
Employee Health Insurance
The Company provides various health insurance plans for its employees, including a self-insured plan for its salaried and hourly employees in the U.S. In 2015, the Company began offering compliant healthcare coverage as required under The Patient Protection and Affordable Care Act (PPACA). Where possible, the Company has passed the cost of this coverage on to its customers where the employees that elect this coverage are engaged.

9.	Shareholders’ Equity
Employee Stock Purchase Plan
Under the Company’s First Employee Stock Purchase Plan (ESPP), employees may apply up to 10% of their compensation to purchase the Company’s common stock. Shares are purchased at the closing market price on the business day preceding the date of purchase. As of December 31, 2015, approximately 180,000 shares remain unissued under the ESPP. During 2015, 2014, and 2013, approximately 37,000, 24,000, and 19,000 shares, respectively, were purchased under the ESPP at an average price of $7.38, $13.35, and $19.72 per share, respectively.
Stock Trusts
The Company maintains a Stock Employee Compensation Trust (SECT) to provide funding for existing employee stock plans and benefit programs. Shares of the Company’s common stock are purchased by and released from the SECT by the trustee of the SECT at the request of the compensation committee of the Board of Directors. As of December 31, 2015, all shares remaining in the SECT were unallocated and, therefore, are not considered outstanding for purposes of calculating earnings per share. There were 98,000 shares released by the

SECT during 2015, while no shares were released during 2014 or 2013. No shares were purchased by the SECT during 2015, 2014, and 2013, and there were 3.2 million. 3.3 million, and 3.3 million shares in the SECT at December 31, 2015, 2014 and 2013, respectively.
The Company created an Omnibus Stock Trust (OST) to provide funding for various employee benefit programs. Shares of the Company’s common stock are released from the OST by the trustee at the request of the compensation committee of the Board of Directors. There were no shares purchased or released by the OST during 2015, 2014, or 2013, and there were 59,000 shares in the OST at each of December 31, 2015, 2014 and 2013.
Preferred Stock
At December 31, 2015 and 2014, the Company had 2.5 million shares of par value $0.01 preferred stock authorized for issuance, but none outstanding.

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
Equity-based compensation expense, the corresponding tax benefit and net equity-based compensation expense for 2015, 2014 and 2013 are as follows:

	2015	2014	2013
(amounts in thousands)
Equity-based compensation expense	$1,317	$3,088	$2,647
Tax benefit	413	1,098	935
Net equity-based compensation expense	$904	$1,990	$1,712
On May 12, 2010, the shareholders approved the Company’s 2010 Equity Award Plan (2010 Plan). Under the provisions of the 2010 Plan, stock options, restricted stock, stock appreciation rights, and other awards may be granted or awarded to employees and directors of the Company, as well as non-employees. The compensation committee of the Board of Directors determines the nature, amount, pricing and vesting of the grants or awards. All options and awards remain in effect until the earliest of the expiration, exercise, or surrender date. Options generally become exercisable in four equal installments, typically beginning one year from the date of grant, and expire no more than 15 years from the date of grant. A total of 1,900,000 shares may be granted or awarded under the 2010 plan, 970,000 of which are available for grant as of December 31, 2015.
On April 26, 2000, the shareholders approved the Company’s 2000 Equity Award Plan (Equity Plan). Under the provisions of the Equity Plan, stock options, restricted stock, stock appreciation rights, and other awards could previously be granted or awarded to employees and directors of the Company. The compensation committee of the Board of Directors determined the nature, amount, pricing, and vesting of the grants or awards. All options and awards remain in effect until the earlier of the expiration, exercise, or surrender date. Options generally become exercisable in three or four equal annual installments, typically beginning one year from the date of grant, and expire no more than 15 years from the date of grant. In certain limited instances, options granted at fair market value were expected to vest nine and one-half years from the date of grant. There are no shares or options available for grant under this plan as of December 31, 2015.
Under the Company’s 1991 Restricted Stock Plan, a total of 800,000 shares of restricted stock may be granted to certain key employees, 5,000 of which are available for grant as of December 31, 2015.
The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. The per-option weighted-average fair value on the date of grant of stock options granted in 2015, 2014, and 2013 was $2.17, $5.91, and $5.78, respectively.

The fair value of the options at the date of grant was estimated using the following weighted-average assumptions for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Expected life (years)	4.4	4.1	2.7
Dividend yield	3.2%	1.4%	1.0%
Risk-free interest rate	1.4%	1.2%	0.4%
Expected volatility	44.2%	48.0%	44.4%
The Company used historical volatility calculated using daily closing prices for its common stock over periods that equal the expected term of the options granted to estimate the expected volatility for the grants made in 2013, 2014 and 2015. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options expected vesting schedule and historical exercise patterns. The expected dividend yield was based upon the Company’s recent history of beginning to pay dividends in 2013, and the expectation of paying dividends in the foreseeable future.

During 2013, 2014 and 2015, the Company issued restricted stock to certain employees. The stock vests over a period of four years, with 25% of the stock issued vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock is fully vested. The Company is recognizing compensation expense for these shares ratably over the expected term of the restricted stock, or four years. In the event the Company issued stock to its independent directors, the stock vests at retirement. As the directors are eligible for retirement from the Company’s Board of Directors at any point in time, the Company will recognize the expense associated with these shares on the date of grant. The shares of restricted stock issued are considered outstanding, can be voted, and are eligible to receive dividends, if any are paid. However, the restricted shares do not include a non-forfeitable right for the holder to receive dividends and none will be paid in the event the awards do not vest. Accordingly, only vested shares of outstanding restricted stock are included in the calculation of basic earnings per share.
As of December 31, 2015, total remaining stock-based compensation expense for non-vested equity-based compensation was approximately $2.8 million, which is expected to be recognized on a weighted-average basis over the next 17 months. Historically, the Company has issued shares out of treasury stock or the SECT to fulfill the share requirements from stock option exercises and restricted stock grants.

A summary of stock option activity under the 2010 Plan and Equity Plan is as follows:

	2010 Plan Options	Weighted- Average Exercise Price	Equity Plan Options	Weighted- Average Exercise Price
Outstanding at December 31, 2012	461,346	$13.59	2,584,547	$4.68
Granted	207,000	$21.03	—	$—
Exercised	(2,875)	$13.50	(107,775)	$4.93
Canceled or forfeited	(5,000)	$13.18	(2,000)	$5.92
Expired	—	$—	(2,625)	$3.45
Outstanding at December 31, 2013	660,471	$15.93	2,472,147	$4.67
Granted	107,000	$16.93	—	$—
Exercised	(5,000)	$13.18	(601,800)	$4.23
Canceled or forfeited	(130,625)	$17.02	—	$—
Expired	—	$—	(1,750)	$4.34
Outstanding at December 31, 2014	631,846	$15.89	1,868,597	$4.82
Granted	282,500	$7.51	—	$—
Exercised	—	$—	(473,472)	$4.66
Canceled or forfeited	(13,500)	$17.87	—	$—
Expired	(80,375)	$13.49	(38,750)	$4.13
Outstanding at December 31, 2015	820,471	$13.21	1,356,375	$4.89
Options Exercisable at December 31, 2015	458,034	$15.93	1,356,375	$4.89
For 2015, there were no shares exercised under the 2010 plan. There were 5,000 and 2,875 shares exercised under the 2010 plan in 2014 and 2013, respectively, and the intrinsic value of those shares was $18,000 and $17,000, respectively. For 2015, 2014, and 2013, the intrinsic value of the options exercised under the Equity Plan was $1.6 million, $5.8 million, and $1.6 million, respectively. At December 31, 2015, there were no options remaining outstanding under the 1991 Plan. There were 127,000, 0, and 0 shares exercised under the 1991 Plan during 2015, 2014, and 2013, respectively. The intrinsic value of the shares exercised under the 1991 Plan in 2015 was $0.2 million.

A summary of restricted stock activity under the 2010 Plan, the Equity Plan and the 1991 Restricted Stock Plan is as follows:

	2010 Plan Restricted Stock	Weighted- Average Fair Value	Equity Plan Restricted Stock	Weighted- Average Fair Value	1991 Restricted Stock Plan	Weighted- Average Fair Value
Outstanding at Dec. 31, 2012	—	$—	181,500	$5.02	291,749	$12.29
Granted	—	$—	—	$—	98,000	$20.68
Released	—	$—	(40,000)	$4.97	(106,626)	$10.77
Canceled or forfeited	—	$—	—	$—	(1,600)	$18.04
Outstanding at Dec. 31, 2013	—	$—	141,500	$5.04	281,523	$15.75
Granted	11,700	$16.93	—	$—	125,200	$16.62
Released	—	$—	—	$—	(193,652)	$15.26
Canceled or forfeited	—	$—	—	$—	(39,838)	$16.71
Outstanding at Dec. 31, 2014	11,700	$16.93	141,500	$5.04	173,233	$16.70
Granted	68,848	$7.36	—	$—	116,000	$7.50
Released	(2,924)	$16.93	—	$—	(74,008)	$15.59
Canceled or forfeited	—	$—	—	$—	(25,700)	$16.92
Outstanding at Dec. 31, 2015	77,624	$8.44	141,500	$5.04	189,525	$11.48

Options Outstanding at December 31, 2015
A summary of stock options that were outstanding at December 31, 2015 for the 2010 Plan and the Equity Plan is as follows:

Range of Exercise Prices:	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
2010 Plan
$7.48 - $7.52	282,500	$7.51	9.4	$—
$12.16 - $13.75	254,875	$13.31	9.6	—
$15.04 - $16.93	125,096	$15.86	7.5	—
$20.68 - $21.41	158,000	$21.14	10.4	—
	820,471	$13.21	9.4	$—
Equity Plan
$2.35 - $3.26	245,000	$3.20	3.5	$838,950
$4.11 - 4.90	617,125	$4.62	3.7	1,233,196
$5.25 - $7.18	494,250	$6.06	4.9	385,480
	1,356,375	$4.89	4.1	$2,457,626

Options Exercisable at December 31, 2015
A summary of stock options that are exercisable at December 31, 2015 for the 2010 Plan and the Equity Plan is as follows:

Range of Exercise Prices:	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
2010 Plan
$12.16 - $13.75	253,250	$13.31	9.7	$—
$15.04 - $16.93	73,034	$15.46	7.4	—
$20.68 - $21.41	131,750	$21.23	11.1	—
	458,034	$15.93	9.7	$—
Equity Plan
$2.35 - $3.26	245,000	$3.20	3.5	$838,950
$4.11 - 4.90	617,125	$4.62	3.7	1,233,196
$5.25 - $7.18	494,250	$6.06	4.9	385,480
	1,356,375	$4.89	4.1	$2,457,626
The aggregate intrinsic values as calculated in the above charts detailing options that are outstanding and those that are exercisable, respectively, are based upon the Company’s closing stock price on December 31, 2015 of $6.62 per share.

11.     Significant Customers
In 2015, International Business Machines Corporation (IBM) was the Company’s largest customer. During the 2014 fourth quarter, our contract with IBM was renewed for three years until December 31, 2017. In 2015, 2014, and 2013, IBM accounted for $99.2 million or 26.9%, $90.5 million or 23.0%, and $101.7 million or 24.3% of the Company’s consolidated revenue, respectively. The Company’s accounts receivable from IBM at December 31, 2015 and 2014 amounted to $26.4 million and $7.8 million, respectively. The increase in accounts receivable is due to the Company removing itself in the 2015 third quarter from an advance pay program with IBM. Under the program, payments from IBM due in 65 days were paid in 15 days for a fee.

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

In 2015, SDI was the Company's second largest customer and accounted for $44.0 million or 11.9%, $36.6 million or 9.3%, and $15.7 million or 3.7% of the Company’s consolidated revenue in 2015, 2014, and 2013, respectively. SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI relates to CTG employees working at Lenovo. The Company's accounts receivable from SDI at December 31, 2015 and December 31, 2014 totaled $5.5 million and $9.2 million, respectively.
No other customer accounted for more than 10% of revenue in 2015, 2014, or 2013.

12.     Contingencies
The Company and its subsidiaries are involved from time to time in various legal proceedings and tax audits arising in the ordinary course of business. At December 31, 2015 and 2014, the Company was in discussion with various governmental agencies relative to tax matters, including income, sales and use, and property and franchise taxes. The outcome of these audits and legal proceedings, as applicable, involving the Company and its subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such audits cannot be accurately predicted. However, as none of these matters are individually or in the aggregate significant and as management has recorded an estimate of its potential liability for these audits at December 31, 2015 and 2014, and the Company does not have any open legal proceedings, the Company does not expect the conclusion of these matters to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

Financial Information About Geographic Areas	2015	2014	2013
(amounts in thousands)
Revenue from External Customers:
United States	$301,826	$314,500	$341,391
Belgium(1)	35,931	44,692	48,428
Other European countries	31,376	33,652	28,684
Other country	345	424	533
Total foreign revenue	67,652	78,768	77,645
Total revenue	$369,478	$393,268	$419,036
Long-lived Assets:
United States	$4,208	$5,759	$7,169
Europe	1,280	1,034	1,072
Total long-lived assets	$5,488	$6,793	$8,241
Deferred Tax Assets, Net of Valuation Allowance:
United States	$6,352	$7,982	$8,669
Europe	54	56	—
Total deferred tax assets, net	$6,406	$8,038	$8,669

(1)	Revenue for our Belgium operations has been disclosed separately as it exceeds 10% of consolidated revenue for certain of the years presented

14.     Quarterly Financial Data (Unaudited)

	Quarters
	First	Second (1) (2)	Third	Fourth (3) (4)	Total
(amounts in thousands, except per-share data)
2015
Revenue	$97,477	$94,744	$93,055	$84,202	$369,478
Direct costs	80,172	79,143	75,587	67,416	302,318
Gross profit	17,305	15,601	17,468	16,786	67,160
Selling, general, and administrative expenses	15,092	14,485	13,901	13,045	56,523
Operating income	2,213	1,116	3,567	3,741	10,637
Interest and other income (expense), net	(10)	(42)	(24)	168	92
Income before income taxes	2,203	1,074	3,543	3,909	10,729
Provision for income taxes	936	520	1,472	1,291	4,219
Net income	$1,267	$554	$2,071	$2,618	$6,510
Basic net income per share	$0.08	$0.04	$0.13	$0.17	$0.42
Diluted net income per share	$0.08	$0.03	$0.13	$0.16	$0.41

Cash dividend declared per share	$0.06	$0.06	$0.06	$0.06	$0.24

(1)
Included in second quarter direct costs is approximately $1.1 million, or $0.6 million, net of tax, or $0.04 basic and diluted net income per share, relating to the disposal of one of the Company's capitalized software projects

(2)
Included in the second quarter, primarily in direct costs and, in part, in selling, general and administrative expenses, is approximately $1.2 million, or $0.6 million, net of tax, or $0.04 basic and diluted net income per share, relating to severance charges in Europe

(3)
Included in the fourth quarter, primarily in direct costs, is approximately $1.7 million from the reversal of costs accrued for fringe benefit expenses (primarily medical) resulting from a significant reduction in medical costs actually incurred in the 2015 fourth quarter as compared with the 2014 fourth quarter

(4)	Included in interest and other income, net is $0.2 million for a non-taxable life insurance gain for a former executive that passed away in the 2015 fourth quarter

	Quarters
	First	Second	Third	Fourth (5)(6)	Total
(amounts in thousands, except per-share data)
2014
Revenue	$97,911	$100,331	$96,760	$98,266	$393,268
Direct costs	76,979	79,133	77,723	80,095	313,930
Gross profit	20,932	21,198	19,037	18,171	79,338
Selling, general, and administrative expenses	15,457	15,728	14,466	16,535	62,186
Operating income	5,475	5,470	4,571	1,636	17,152
Interest and other expense, net	(97)	(55)	(33)	(29)	(214)
Income before income taxes	5,378	5,415	4,538	1,607	16,938
Provision for income taxes	2,212	2,182	1,812	382	6,588
Net income	$3,166	$3,233	$2,726	$1,225	$10,350
Basic net income per share	$0.21	$0.22	$0.18	$0.08	$0.68
Diluted net income per share	$0.19	$0.20	$0.17	$0.08	$0.64

Cash dividend declared per share	$0.06	$0.06	$0.06	$0.06	$0.24

(5)
Included in fourth quarter direct costs is approximately $1.5 million, or $0.9 million, net of tax, or $0.06 basic and diluted net income per share, relating to the disposal of one of the Company's capitalized software projects

(6) Included in fourth quarter selling, general, and administrative expenses is approximately $2.0 million, or $1.2 million, net of tax, or $0.08 basic and $0.07 diluted net income per share, of costs relating to the death of the Company's Chairman and Chief Executive Officer under his employment agreement

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
Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management did not identify any control deficiencies it considered to be material weaknesses under the rules specified by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, and therefore concluded that its internal control over financial reporting was effective as of December 31, 2015.
Our independent registered public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting. Their report appears in Item 9A(b), Attestation Report of the Registered Public Accounting Firm.

(b)	Attestation Report of the Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Computer Task Group, Incorporated:

We have audited Computer Task Group, Incorporated’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Computer Task Group, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(a)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Computer Task Group, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 23, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Buffalo, New York
February 23, 2016

(c)	Changes in Internal Control Over Financial Reporting
The Company reviews, revises and improves the effectiveness of the Company’s internal controls on a continuous basis. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this annual report. There were no changes in the Company’s internal control over financial reporting that occurred during the Company's last fiscal quarter, which ended on December 31, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Except as otherwise set forth below, the information required in response to this item is incorporated herein by reference to the information set forth under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors and Committees” in relation to the “Audit Committee” and “Nominating and Corporate Governance Committee and Director Nomination Process” subsections, and “Corporate Governance and Website Information” in the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 4, 2016 (Proxy Statement) to be filed with the SEC not later than 120 days after the end of the year ended December 31, 2015, except insofar as information with respect to executive officers is presented in Part I, Item 1 of this report pursuant to General Instruction G(3) of Form 10-K.
Executive Officers of the Company
As of December 31, 2015, the following individuals were executive officers of the Company:

Name	Age	Office	Period During Which Served as Executive Officer	Other Positions and Offices with Registrant
Clifford B. Bleustein	46	President and Chief Executive Officer	April 6, 2015 to date	Director
Brendan M. Harrington	49	Senior Vice President, Chief Financial Officer	April 6, 2015 to date	None
		Interim Chief Executive Officer	October 15, 2014 to April 5, 2015
		Senior Vice President, Chief Financial Officer	September 13, 2006 to October 14, 2014
Arthur V. Crumlish	61	Senior Vice President	September 24, 2001 to date	None
Filip J. L. Gydé	55	Senior Vice President	April 6, 2015 to date	None
		Interim Executive Vice President of Operations	October 15, 2014 to April 5, 2015
		Senior Vice President	October 1, 2000 to October 14, 2014
Alfred A. Hamilton	50	Vice President	July 22, 2015 to date
Peter P. Radetich	61	Senior Vice President, General Counsel	April 28, 1999 to date	Secretary

Mr. Bleustein was hired by the Company as its President and Chief Executive Officer in April 2015. Prior to joining the Company, Mr. Bleustein was employed by Dell. At Dell, he was the Chief Medical Officer and Global Provider Solutions Leader from October 2014 to April 2015, the Chief Medical Officer and Global Head of Healthcare Consulting from July 2014 to October 2014, and the Managing Director and Global Head of Healthcare Consulting from March 2013 to July 2014. Prior to joining Dell, Mr. Bleustein was a director in the health industries advisory practice at PriceWaterhouseCoopers from 2009 to 2013.

Mr. Harrington currently serves as the Company's Chief Financial Officer. Mr. Harrington was Interim Chief Executive Officer from October 15, 2014 to April 6, 2015. Previously he was Senior Vice President and Chief Financial Officer from September 13, 2006 to October 14, 2014, and Interim Chief Financial Officer and Treasurer from October 17, 2005 to September 12, 2006.  Mr. Harrington joined the Company in February 1994 and served in a number of managerial financial positions in the Company’s corporate and European operations, including as the Director of Accounting since 2003, before being appointed Corporate Controller in May 2005.
Mr. Crumlish was promoted to Senior Vice President in September 2001, and is currently responsible for the Company’s IT and Other Staffing Services organization. Prior to that, Mr. Crumlish was the Financial Controller of the Company’s IT and Other Staffing Services organization. Mr. Crumlish joined the Company in 1990.

Mr. Gydé currently serves as the Senior Vice President and General Manager for the Company's European operations. Mr. Gydé was Interim Executive Vice President of Operations from October 15, 2014 until April 6, 2015, responsible for operating activities of the overall Company. Previously he was Senior Vice President and General Manager of CTG Europe from October 1, 2000 through October 14, 2014. Prior to that, Mr. Gydé was Managing Director of the Company’s operations in Belgium. Mr. Gydé has been with the Company since May 1987.
Mr. Hamilton was hired by the Company In July 2015 as the Vice President and General Manager in charge of CTG Healthcare and Life Sciences, responsible for the day-to-day operations of CTG's healthcare and life sciences practice. Since 2011, Mr. Hamilton was the senior advisor to the Associate Provost for Military and Veterans Affairs at the Milken Institute School of Public Health at The George Washington University. Additionally, from 2010, Mr. Hamilton was the president and chief executive officer of Technology Consulting Solutions.
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
The following table sets forth, as of December 31, 2015, certain information related to the Company’s compensation plans under which shares of its common stock are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in column (a)) (c)
Equity compensation plans approved by security holders:
2010 Equity Award Plan	820,471	$13.21	970,000
2000 Equity Award Plan	1,356,375	$4.89	—
1991 Restricted Stock Plan	—	$—	5,000
Equity compensation plans not approved by security holders:
None	—	$—	—
	2,176,846	$8.03	975,000
At December 31, 2015, the Company did not have any outstanding rights or warrants. All outstanding awards are either stock options or restricted stock.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Computer Task Group, Incorporated:

Under date of February 23, 2016, we reported on the consolidated balance sheets of Computer Task Group, Incorporated and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, which are included in the annual report on Form 10-K for the year 2015. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Buffalo, New York
February 23, 2016

COMPUTER TASK GROUP, INCORPORATED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Balance at January 1	Additions		Deductions		Balance at December 31
2015
Accounts deducted from accounts receivable -
Allowance for doubtful accounts	$891	372	A	(886)	A	$377
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$3,135	192	B	(978)	B	$2,349

2014
Accounts deducted from accounts receivable -
Allowance for doubtful accounts	$1,040	55	A	(204)	A	$891
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$2,170	1,233	B	(268)	B	$3,135

2013
Accounts deducted from accounts receivable -
Allowance for doubtful accounts	$862	178	A	—	A	$1,040
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$2,269	233	B	(332)	B	$2,170

A
These balances primarily reflect additions to the allowance charged to expense resulting from the normal course of business, less deductions for recovery of accounts that were previously reserved, and additions and deductions for foreign currency translation

B
These balances primarily reflect additions or deductions to the valuation allowance associated with the Netherlands defined-benefit plan and changes in foreign currency exchange rates, and deductions for expiring net operating loss carryforwards

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ Clifford B. Bleustein
Clifford B. Bleustein
President and Chief Executive Officer

Dated: February 23, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
(i)	Principal Executive Officer	President and Chief Executive Officer	February 23, 2016
/s/ Clifford B. Bleustein
Clifford B. Bleustein

(ii)	Principal Accounting and Principal Financial Officer	Chief Financial Officer	February 23, 2016
/s/ Brendan M. Harrington
Brendan M. Harrington

(iii)	Directors
	/s/ Thomas E. Baker	Director	February 23, 2016
Thomas E. Baker

	/s/ Clifford B. Bleustein	Director	February 23, 2016
Clifford B. Bleustein

	/s/ Randall L. Clark	Director	February 23, 2016
Randall L. Clark

	/s/ James R. Helvey III	Director	February 23, 2016
James R. Helvey III

	/s/ David H. Klein	Director	February 23, 2016
David H. Klein

	/s/ William D. McGuire	Director	February 23, 2016
William D. McGuire

	/s/ Valerie Rahmani	Director	February 23, 2016
Valerie Rahmani

	/s/ Daniel J. Sullivan	Chairman of the Board of Directors	February 23, 2016
Daniel J. Sullivan

EXHIBIT INDEX

Exhibit		Description	Reference
3.	(a)	Restated Certificate of Incorporation of Registrant	(1)
	(b)	Restated By-laws of Registrant	(2)
4.	(a)	Restated Certificate of Incorporation of Registrant	(1)
	(b)	Restated By-laws of Registrant	(2)
	(c)	Specimen Common Stock Certificate	(1)
10.	(a)	Stock Employee Compensation Trust Agreement, dated May 3, 1994, between Registrant and Thomas R. Beecher, Jr., as trustee	(3) +
	(b)	Demand Grid Note, dated October 29, 1997, between Registrant and Computer Task Group, Incorporated Stock Employee Compensation Trust	(3) +
	(c)	Pledge Agreement, between the Registrant and Thomas R. Beecher, Jr., as Trustee of the Computer Task Group, Incorporated Stock Employee Compensation Trust	(3) +
	(d)	2015 Key Employee Compensation Plans	(4) +
	(e)	Computer Task Group, Incorporated Non-Qualified Key Employee Deferred Compensation Plan 2007 Restatement	(3) +
	(f)	Computer Task Group, Incorporated 1991 Restricted Stock Plan	(1) +
	(g)	Computer Task Group, Incorporated 2000 Equity Award Plan	(5) +
	(h)	Computer Task Group, Incorporated Executive Supplemental Benefit Plan 1997 Restatement	(1) +
	(i)	First Amendment to the Computer Task Group, Incorporated Executive Supplemental Benefit Plan 1997 Restatement	(1) +
	(j)	Compensation Arrangements for the Named Executive Officers	# +
	(k)	Change in Control Agreement, dated March 12, 2015, between the Registrant and Clifford B. Bleustein	(6) +
	(l)	Employment Agreement, dated March 12, 2015, between the Registrant and Clifford B. Bleustein	(6) +
	(m)	Officer Change in Control Agreement	(7) +

	#	Filed herewith
	+	Management contract or compensatory plan or arrangement
	(1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference (file No. 001-09410 filed on March 10, 2008)
	(2)	Filed as an Exhibit to the Registrant’s Form 8-K on February 20, 2015, and incorporated herein by reference (file No. 001-09410)
	(3)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference (file No. 001-09410 filed on March 7, 2007)
(4)
Included in the Registrant’s definitive Proxy Statement dated April 2016 under the caption entitled “Baseline Compensation – Performance-Based Incentives - Annual Cash Incentive Compensation,” and incorporated herein by reference

	(5)	Filed as an Exhibit to the Registrant’s Form 8-K on November 18, 2008, and incorporated herein by reference (file No. 001-09410)
	(6)	Filed as an Exhibit to the Registrant’s Form 8-K on March 13, 2015, and incorporated herein by reference (file No. 001-09410)
	(7)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference (file No. 001-09410 filed on February 26, 2009)

EXHIBIT INDEX (Continued)

Exhibit		Description	Reference
	(n)	Computer Task Group, Incorporated First Employee Stock Purchase Plan (Ninth Amendment and Restatement)	(8) +
	(o)	Computer Task Group, Incorporated 1991 Employee Stock Option Plan	(9) +
	(p)	Computer Task Group, Incorporated 2010 Equity Award Plan	(10) +
	(q)	Computer Task Group, Incorporated Non-Employee Director Deferred Compensation Plan	(11) +
	(r)	Loan Agreement, dated as of October 30, 2015, among Computer Task Group, Incorporated, KeyBank National Association, and Manufacturers and Traders Trust Company	(12) +
	(s)	Computer Task Group, Incorporated Indemnification Agreement	#
14.		Code of Ethics	(13)
21.		Subsidiaries of the Registrant	#
23.		Consent of Experts and Counsel	#
31.	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#
	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#
32.		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	##
101.INS		XBRL Instance Document	#
101.SCH		XBRL Taxonomy Extension Schema Document	#
101.CAL		XBRL Taxonomy Extension Calculation Linkbase	#
101.LAB		XBRL Taxonomy Extension Label Linkbase	#
101.PRE		XBRL Taxonomy Extension Presentation Linkbase	#
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	#
	#	Filed herewith
	##	Furnished herewith
	(8)	Filed as Exhibit A to the Registrant's Proxy Statement on Schedule 14A dated April 4, 2012, for its Annual Meeting of Shareholders held on May 9, 2012 (file No. 001-09410 filed on April 4, 2012)
	(9)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference (file No. 001-09410 filed on March 28,1997)
	(10)	Filed as Appendix B to the Registrant's Proxy Statement on Schedule 14A, dated April 2, 2010, for its Annual Meeting of Shareholders held on May 12, 2010 (file No. 001-09410 filed on March 31, 2010)
	(11)	Filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A, dated April 2, 2010, for its Annual Meeting of Shareholders held on May 12, 2010 (file No. 001-09410 filed on March 31, 2010)
	(12)	Filed as an Exhibit to the Registrant’s Form 8-K on November 2, 2015, and incorporated herein by reference (file No. 001-09410)
(13)
Included at the internet address specified in the Registrant’s definitive Proxy Statement dated April 2016 under the caption entitled “Corporate Governance and Website Information,” and incorporated herein by reference