Form 10-Q
period 2016-04-01
COMPUTER TASK GROUP INC
filed 2016-05-11
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	May 6, 2016
Common stock, par value $.01 per share	19,068,642

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended
	April 1, 2016	April 3, 2015
Revenue	$85,850	$97,477
Direct costs	71,305	80,172
Selling, general and administrative expenses	13,467	15,092
Goodwill impairment	21,544	—
Operating income (loss)	(20,466)	2,213
Interest and other income	18	41
Interest and other expense	80	51
Income (loss) before income taxes	(20,528)	2,203
Provision (benefit) for income taxes	329	936
Net income (loss)	$(20,857)	$1,267
Net income (loss) per share:
Basic	$(1.34)	$0.08
Diluted	$(1.34)	$0.08
Weighted average shares outstanding:
Basic	15,524	15,407
Diluted	15,524	15,928

Cash dividend per common share	$0.06	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(Unaudited)

	For the Quarter Ended
	April 1, 2016	April 3, 2015
Net Income (loss)	$(20,857)	$1,267

Foreign currency adjustment	681	(1,970)
Change in pension loss, net of taxes of $15 and $23 in 2016 and 2015, respectively	(195)	915
Other comprehensive income (loss)	486	(1,055)

Comprehensive income (loss)	$(20,371)	$212

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	April 1,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$9,432	$10,801
Accounts receivable, net of allowances of $364 and $377 in 2016 and 2015, respectively	75,324	71,403
Prepaid and other current assets	2,700	1,770
Deferred income taxes	819	804
Total current assets	88,275	84,778
Property, equipment and capitalized software, net	6,057	5,488
Goodwill	15,755	37,231
Deferred income taxes	5,585	5,573
Cash surrender value of life insurance	29,892	29,753
Investments	422	254
Total assets	$145,986	$163,077
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$5,660	$8,236
Accrued compensation	22,369	17,541
Advance billings on contracts	1,897	945
Dividend payable	958	925
Other current liabilities	4,124	4,122
Income taxes payable	396	35
Total current liabilities	35,404	31,804
Long-term debt	1,520	1,225
Deferred compensation benefits	11,966	11,904
Other long-term liabilities	481	427
Total liabilities	49,371	45,360
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in both periods	270	270
Capital in excess of par value	122,895	125,226
Retained earnings	99,967	121,798
Less: Treasury stock of 7,967,044 and 8,014,004 shares at cost, in 2016 and 2015, respectively	(59,846)	(60,275)
Stock Trusts of 2,762,001 and 3,264,651 shares at cost, in 2016 and 2015, respectively	(52,517)	(54,662)
Accumulated other comprehensive loss	(14,154)	(14,640)
Total shareholders’ equity	96,615	117,717
Total liabilities and shareholders’ equity	$145,986	$163,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Quarter Ended
	April 1, 2016	April 3, 2015
Cash flow from operating activities:
Net income (loss)	$(20,857)	$1,267
Adjustments:
Depreciation and amortization expense	420	597
Equity-based compensation expense	377	365
Deferred income taxes	(224)	150
Deferred compensation	45	(361)
Goodwill impairment	21,544	—
Changes in assets and liabilities:
Increase in accounts receivable	(3,232)	(1,605)
Increase in prepaid and other current assets	(917)	(990)
Increase (decrease) in cash surrender value of life insurance	(143)	756
Decrease in accounts payable	(2,517)	(2,787)
Increase (decrease) in accrued compensation	4,524	(2,293)
Increase in advance billings on contracts	923	135
Increase (decrease) in other current liabilities	(44)	183
Increase in income taxes payable	346	174
Increase (decrease) in other long-term liabilities	54	(4)
Net cash provided by (used in) operating activities	299	(4,413)
Cash flow from investing activities:
Additions to property and equipment	(816)	(324)
Additions to capitalized software	(147)	(188)
Deferred compensation plan investments, net	(166)	374
Net cash used in investing activities	(1,129)	(138)
Cash flow from financing activities:
Proceeds from long-term debt, net	295	—
Proceeds from stock option plan exercises	121	1,375
Excess tax benefits from equity-based compensation	14	247
Proceeds from Employee Stock Purchase Plan	52	76
Change in cash overdraft, net	(468)	108
Dividends paid	(925)	(1,814)
Purchase of stock for treasury	—	(798)
Net cash used in financing activities	(911)	(806)
Effect of exchange rates on cash and cash equivalents	372	(1,085)
Net decrease in cash and cash equivalents	(1,369)	(6,442)
Cash and cash equivalents at beginning of year	10,801	40,862
Cash and cash equivalents at end of quarter	$9,432	$34,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statements

The condensed consolidated financial statements included herein reflect, in the opinion of the management of Computer Task Group, Incorporated (“CTG” or “the Company”), all normal recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations and comprehensive income (loss), and cash flows for the periods presented.

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal quarter where the last day of each of the first three quarters is a Friday. The 2016 first quarter began on January 1, 2016 and ended on April 1, 2016. The 2015 first quarter began on January 1, 2015 and ended April 3, 2015. There were 65 and 66 billable days in the first quarters of 2016 and 2015, respectively.

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

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, the valuation of goodwill and other intangible assets, valuation allowances for deferred tax assets, actuarial assumptions including discount rates and expected rates of return on assets, as applicable, for the Company's defined benefit plans, the allowance for doubtful accounts receivable, assumptions underlying stock option valuation, investment valuation, legal matters, other contingencies, and progress toward completion and direct profit or loss on contracts. Management believes that the information and disclosures provided herein are adequate to present fairly the condensed consolidated financial position, results of operations and comprehensive income (loss), and cash flows of the Company. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10‑K filed with the SEC.

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters ended April 1, 2016 and April 3, 2015 was as follows:

	For the Quarter Ended
	April 1, 2016	April 3, 2015
IT solutions	30.0%	33.1%
IT and other staffing	70.0%	66.9%
Total	100.0%	100.0%

The Company promotes a significant portion of its services through five vertical market focus areas: Technology Service Providers, Manufacturing, Healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), Financial Services, and Energy. The Company focuses on these five vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.

CTG’s revenue by vertical market for the quarters ended April 1, 2016 and April 3, 2015 was as follows:

	For the Quarter Ended
	April 1, 2016	April 3, 2015
Technology service providers	34.9%	28.1%
Manufacturing	23.3%	28.2%
Healthcare	19.6%	24.2%
Financial services	7.5%	7.0%
Energy	6.0%	5.6%
General markets	8.7%	6.9%
Total	100.0%	100.0%

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At April 1, 2016 and December 31, 2015, the carrying amounts of the Company’s cash of $9.4 million and $10.8 million, respectively, approximated fair value.

The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this accounting standard for any specific contracts during the quarters ended April 1, 2016 or April 3, 2015.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. Those policies have generated cash surrender value. At April 1, 2016 and December 31, 2015, these insurance policies had gross cash surrender values of $29.1 million and $28.9 million, respectively, which are included on the consolidated balance sheet in “Cash surrender value of life insurance” under non-current assets. During 2015, the Company used approximately $22.8 million in cash to pay off all of the outstanding loans against these policies.

At both April 1, 2016 and December 31, 2015, the total death benefit for the remaining policies was approximately $40.4 million. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $39.8 million after the payment of obligations, and, under current tax regulations, record a non-taxable gain of approximately $10.7 million.

During the 2015 fourth quarter, one former employee covered by this life insurance passed away. The Company recorded a non-taxable gain totaling approximately $0.2 million in that quarter, and received the proceeds from the policy totaling approximately $0.4 million in the 2016 second quarter prior to the filing of this Form 10-Q with the Securities and Exchange Commission (SEC).

Taxes Collected from Customers

In instances where the Company collects taxes from its customers for remittance to governmental authorities, primarily in its European operations, revenue and expenses are not presented on a gross basis in the consolidated financial statements as such taxes are recorded in the Company's accounts on a net basis.

Cash and Cash Equivalents, and Cash Overdrafts

For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. As the Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment, the "change in cash overdraft, net," line item as presented on the condensed consolidated statements of cash flows represents the increase or decrease in outstanding checks for a given period.

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at April 1, 2016 and December 31, 2015 are summarized as follows:

(amounts in thousands)	April 1, 2016	December 31, 2015
Property, equipment and capitalized software	$23,473	$24,070
Accumulated depreciation and amortization	(17,416)	(18,582)
Property, equipment and capitalized software, net	$6,057	$5,488

The Company recorded $0.1 million and $0.2 million of capitalized software costs during the quarters ended April 1, 2016 and April 3, 2015, respectively. As of those dates, the Company had capitalized a total of $2.3 million and $3.2 million, respectively, for software projects developed for internal use. Amortization periods range from two to five years, and are evaluated annually for propriety. Amortization expense totaled less than $0.1 million and $0.2 million in the quarters ended April 1, 2016 and April 3, 2015, respectively. Accumulated amortization for these projects totaled $1.8 million and $1.9 million as of April 1, 2016 and April 3, 2015, respectively.

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

Guarantees

The Company has several guarantees in place in its European operations which support office leases and performance under government contracts. These guarantees totaled approximately $1.2 million at both April 1, 2016 and December 31, 2015, and generally have expiration dates ranging from April 2016 through April 2020.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is only permitted in years beginning after December 31, 2016. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classifications of Deferred Taxes,” which amended accounting guidance related to the presentation of deferred tax liabilities and assets. The amended guidance requires that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This guidance is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted. This guidance can also be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Upon adoption of this guidance in 2017, the Company, given current financial results, would reclassify approximately $0.8 million from current to non-current assets.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),”which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Topic 842 supersedes the previous leases standard, ASC 840, Leases. This guidance is effective for reporting periods beginning after December 15, 2018; however, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact that ASU 2016-02 will have on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amended accounting guidance related to seven aspects of the accounting for share-based payments award transactions. This guidance is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-09 will have on its condensed consolidated financial statements.

3.	Goodwill Impairment

The goodwill recorded on the Company's condensed consolidated balance sheet relates to CTG’s Healthcare Solutions (CTGHS) reporting unit. In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” we perform goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment exist in interim periods. The Company uses the two-step approach to test goodwill for potential impairment. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

During the 2016 first quarter, the Company determined that a goodwill impairment indicator existed which required an interim impairment analysis. This impairment indicator was a significant and sustained decrease in the Company’s overall market capitalization, as the Company’s stock price during the 2016 first quarter fell by as much as 29% from its value at December 31, 2015. As a result of this indicator, the Company conducted an interim analysis of CTGHS to determine if an impairment existed. In performing the assessment, we estimated the fair value of CTGHS based on a combination of the income and market approaches. The income approach uses a discounted cash flow (DCF) method which utilizes the present value of expected future cash flows to estimate fair value of the reporting unit. The future cash flows for CTGHS was projected based on our estimates of future revenue, operating income and other factors such as working capital and capital expenditures, and a discount rate used in the present value calculation. As part of our projections, we took into account expected industry and market conditions for the healthcare industry, as well as trends currently affecting CTGHS. The market approach utilizes multiples of revenue and earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of the reporting unit. The market multiples used for CTGHS were based on competitor industry data, along with the market multiples for the Company and other factors. We also completed a comparison of the Company’s overall market capitalization to the market value of CTGHS and the Company’s other non-reporting business units. Based upon the analysis performed, the Company determined that the fair value of CTGHS was less than its carrying value, which required the Company to perform a Step two goodwill impairment test.

As a result of the Step two analysis, the Company determined the implied fair value of its goodwill balance was below the carrying value. Accordingly, the Company recorded a non-tax deductible goodwill impairment charge of $21.5 million to reduce the value of its goodwill balance to the implied fair value.

4.	Net Income (Loss) Per Share

Basic and diluted earnings (loss) per share (EPS) for the quarters ended April 1, 2016 and April 3, 2015 was as follows:

	For the Quarter Ended
(amounts in thousands, except per-share data)	April 1, 2016	April 3, 2015
Weighted-average number of shares outstanding during period	15,524	15,407
Common stock equivalents - incremental shares primarily under equity-based compensation plans	—	521
Number of shares on which diluted earnings per share is based	15,524	15,928
Net income (loss)	$(20,857)	$1,267
Net income (loss) per share
Basic	$(1.34)	$0.08
Diluted	$(1.34)	$0.08

Weighted-average shares represent the average number of issued shares less treasury shares and shares held in the Stock Trusts, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 1.0 million and 0.6 million shares of common stock were outstanding at April 1, 2016 and April 3, 2015, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

5.	Investments

The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At April 1, 2016 and December 31, 2015, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.4 million and $0.3 million, respectively, and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see note 2 for “Fair Value”). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2016 and 2015 first quarters.

6.	Debt

In October 2015, the Company entered into a new unsecured revolving credit agreement which replaced a demand line of credit and allows the Company to borrow up to $40.0 million. The agreement also allows under its provisions for the Company to borrow up to $17.5 million against the cash surrender value of the Company's life insurance policies. The new agreement expires in October 2018, and has interest rates ranging from 0 to 50 basis points over the prime rate, and 150 to 200 basis points over LIBOR. The Company can borrow under the agreement with either a prime rate or LIBOR rate borrowing at its discretion. At April 1, 2016 and December 31, 2015, there was $1.5 million and $1.2 million, respectively, outstanding under the revolving credit agreement.

The maximum amount outstanding under the credit agreement in the 2016 first quarter was $2.8 million, while the average amount outstanding during the 2016 first quarter was $1.5 million, and carried a weighted-average interest rate of 3.5%.

Under the new agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at April 1, 2016, included a leverage ratio (total outstanding debt divided by earnings before interest, taxes, depreciation and amortization (EBITDA)) which must be no greater than 2.75 to 1, a calculation of minimum tangible net worth (total shareholders' equity less goodwill and intangible assets) which must be no less than $53.7 million, and total annual expenditures for property, equipment and capitalized software must be no more than $5.0 million. The Company was in compliance with these covenants at April 1, 2016 as the leverage ratio was 0.1, the minimum tangible net worth was $80.3 million, and capital expenditures for property, equipment and capitalized software were $1.0 million in the 2016 first quarter.

7.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at April 1, 2016 and December 31, 2015 are as follows:

(amounts in thousands)	April 1, 2016	December 31, 2015
Foreign currency	$(7,005)	$(7,686)
Pension loss, net of tax of $890 in 2016, and $906 in 2015	(7,149)	(6,954)
Accumulated other comprehensive loss	$(14,154)	$(14,640)

During the 2016 and 2015 first quarters, actuarial losses were amortized to expense as follows:

(amounts in thousands)	April 1, 2016	April 3, 2015
Amortization of actuarial losses	$71	$98
Income tax	(15)	(23)
Net of tax	$56	$75

The amortization of both prior service cost and actuarial losses are included in determining net periodic pension cost. See note 9, "Deferred Compensation and Other Benefits" for additional information.

8.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 40% of pre-tax income. The 2016 first quarter ETR was (1.6)% and the 2015 first quarter ETR was 42.5%.

The ETR was lower than the normal range in the 2016 first quarter primarily due to the non-deductible goodwill impairment charge totaling $21.5 million taken in the 2016 first quarter, and due to the extension of the Work Opportunity Tax Credit (WOTC) and the Research and Development tax credit (R&D) which were renewed by the U.S. federal government in the 2015 fourth quarter and are effective for all of 2016.

The ETR was higher than the normal range in the 2015 first quarter primarily due to the expiration of certain federal income tax credits as of December 31, 2014. The WOTC and the R&D were not renewed by the U.S. federal government as of April 3, 2015 and were therefore not included in the ETR for the 2015 first quarter.

At April 1, 2016, the undistributed earnings of foreign subsidiaries amounted to approximately $21.5 million. A deferred tax liability for the taxes related to these unremitted accumulated foreign earnings has not been provided for as the determination of the estimated liability is not practicable and because undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

9.	Deferred Compensation and Other Benefits

The Company maintains a non-qualified defined benefit Executive Supplemental Benefit Plan (ESBP) that provides certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The plan was amended as of November 30, 1994, to freeze benefits for the participants in the plan at that time.

Net periodic pension cost for the quarters ended April 1, 2016 and April 3, 2015 for the ESBP was as follows:

(amounts in thousands)	April 1, 2016	April 3, 2015
Interest cost	$61	$65
Amortization of actuarial loss	43	60
Net periodic pension cost	$104	$125

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see note 2 for “Life Insurance Policies”). The Company does not anticipate making contributions to the plan other than for benefit payments as required in 2016 and future years. In the first quarter of 2016, the Company has made benefit payments totaling approximately $0.2 million, and expects to make payments in 2016 totaling approximately $0.7 million.

The Company also retained a contributory defined benefit plan for its previous employees located in the Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003. Net periodic pension cost was approximately $18,000 in both the quarters ended April 1, 2016 and April 3, 2015.

The Company does not anticipate making significant contributions to the NDBP in 2016. The assets for the NDBP are held by Aegon, a financial services firm located in the Netherlands. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the contractual value of the NDBP at any point in time. The fair value of the assets is determined using a Level 3 methodology (see note 2 for “Fair Value”). In 2016 the plan investments have a targeted minimum return to the Company of 4.0%, which is consistent with historical returns and the 4.0% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, intends to maintain the current investment strategy of investing plan assets solely in government bonds throughout 2016.

The change in the fair value of plan assets for the NDBP for the quarters ended April 1, 2016 and April 3, 2015 was as follows:

(amounts in thousands)	April 1, 2016	April 3, 2015
Fair value of plan assets at beginning of period	$7,106	$7,910
Return on plan assets	71	73
Contributions	—	—
Benefits paid	(37)	(35)
Effect of exchange rate changes	314	(870)
Fair value of plan assets at end of quarter	$7,454	$7,078

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. Cash contributions made to this plan in the 2016 first quarter for amounts earned in 2015 totaled $0.2 million. The investments in the plan are included in the total assets of the Company, and are discussed in note 5, “Investments.” Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were 5,000 stock units purchased in the 2016 first quarter.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Cash contributions were made to the plan in the 2016 first quarter totaling $0.1 million for the non-employee directors. At the time the contributions were made, the non-employee directors elected to purchase stock units from the Company at current market prices using their available investment balance within the plan. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in return for funds received, the Company released shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

10.	Equity-based Compensation

During the 2016 first quarter, the Company issued restricted stock and stock units representing a total of 512,650 shares to certain of its employees on January 4, 2016 (10,000 shares) and February 29, 2016 (502,650 shares) with a value of $6.62 and $4.73 per share, respectively. No restricted stock was issued during the 2015 first quarter. Of the

512,650 shares granted, 10,000 were funded out of treasury stock and 502,650 were funded out of the Computer Task Group, Inc. Stock Compensation Employee Trust.

The stock vests over a period of four years, with 25% of the stock vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock is fully vested to the employee. The Company recognizes compensation expense for these shares over the expected term of the restricted stock, or four years.

The restricted shares issued are considered outstanding, can be voted, and are eligible to receive dividends in the event any are paid. However, the restricted shares do not include a non-forfeitable right for the holder to receive dividends and none will be paid in the event the awards do not vest. Accordingly, only vested shares of outstanding restricted stock are included in the basic earnings per share calculation. The shares and the share units were granted from the 2010 Equity Award Plan.

11.	Treasury Stock

The Company did not purchase any shares for treasury during the 2016 first quarter. At April 1, 2016, approximately 0.5 million shares remained authorized for future purchases. The Company issued 148,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2016 first quarter.

During the 2015 first quarter, the Company used approximately $0.8 million to purchase 99,000 shares of its stock for treasury. At April 3, 2015, approximately 0.5 million shares remained authorized for future purchases. The Company issued 350,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2015 first quarter.

12.	Significant Customers

In the 2016 first quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $25.9 million or 30.2% of consolidated revenue as compared with $23.2 million or 23.8% of revenue in the comparable 2015 period. The National Technical Services Agreement with IBM expires on December 31, 2017. The Company’s accounts receivable from IBM at April 1, 2016 and December 31, 2015 totaled $29.9 million and $26.4 million, respectively.

In the 2016 first quarter, SDI International (SDI) was the Company’s second largest customer and accounted for $8.3 million or 9.6% of consolidated revenue as compared with $13.6 million or 13.9% of revenue in the comparable 2015 period. SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI are for employees working at Lenovo. The Company’s accounts receivable from SDI at April 1, 2016 and December 31, 2015 totaled $5.7 million and $5.5 million, respectively.

No other customer accounted for 10% or more of the Company's revenue during the 2016 or 2015 first quarters.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended April 1, 2016

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements made by the management of Computer Task Group, Incorporated (CTG, the Company or the Registrant) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of or trends in business strategy and expectations, new business opportunities, cost control initiatives, business wins, market demand, revenue, operating expenses, capital expenditures, and financing.  The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff,  (ii) domestic and foreign industry competition for customers and talent, (iii) increased bargaining power of large customers, (iv) the Company's ability to protect confidential client data, (v) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM) and SDI International (SDI), (vi) the uncertainty of customers' implementations of cost reduction projects, (vii) the effect of healthcare reform and initiatives, (viii) the mix of work between staffing and solutions, (ix) currency exchange risks, (x) risks associated with operating in foreign jurisdictions, (xi) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (xii) the change in valuation of recorded goodwill, (xiii) the impact of current and future laws and government regulation, as well as repeal or modification of such, affecting the information technology (IT) solutions and staffing industry, taxes and the Company's operations in particular, (xiv) industry and economic conditions, including fluctuations in demand for IT services, (xv) consolidation among the Company's competitors or customers, (xvi) the need to supplement or change our IT services in response to new offerings in the industry or changes in customer requirements for IT products and solutions, (xvii) the risks associated with acquisitions, and (xviii) the risks described in Item 1A of the Company’s most recently filed annual report on Form 10-K, and from time to time in the Company's reports filed with the Securities and Exchange Commission (SEC).

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters ended April 1, 2016 and April 3, 2015 was as follows:

	For the Quarter Ended
	April 1, 2016	April 3, 2015
IT solutions	30.0%	33.1%
IT and other staffing	70.0%	66.9%
Total	100.0%	100.0%

The Company promotes a significant portion of its services through five vertical market focus areas: Technology Service Providers, Manufacturing, Healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), Financial Services, and Energy. The Company focuses on these five vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.

The Company’s revenue by vertical market as a percentage of total revenue for the quarters ended April 1, 2016 and April 3, 2015 was as follows:

	For the Quarter Ended
	April 1, 2016	April 3, 2015
Technology service providers	34.9%	28.1%
Manufacturing	23.3%	28.2%
Healthcare	19.6%	24.2%
Financial services	7.5%	7.0%
Energy	6.0%	5.6%
General markets	8.7%	6.9%
Total	100.0%	100.0%

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. The Company’s competition varies significantly by geographic region, as well as by the type of service provided. Many of the Company’s competitors are larger than CTG, and have greater financial, technical, sales and marketing resources. In addition, the Company frequently competes with a client’s own internal IT staff. Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India and other parts of Asia). Regularly, new IT products and services are introduced which may render our existing IT solutions and IT staffing services obsolete. The economic conditions in the markets we serve are continuously changing and may negatively impact our business if we can't adapt to negative conditions as they occur. Furthermore, our healthcare clients have been significantly affected by the U.S. government sequestration cuts which began in 2013 and have lowered their Medicare reimbursements by 2%, and which led to declines in their spending for our IT services since that time. There can be no assurance that CTG will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectability of the amount due is reasonably assured. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed-price contracts is recognized per the proportional method of accounting using an input-based approach. On a given project, actual salary and indirect labor costs incurred are measured and compared with the total estimate of costs of such items at the completion of the project. Revenue is recognized based upon the percentage-of-completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs which could distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our past experience on similar projects, and includes management judgments and estimates which affect the amount of revenue recognized on fixed-price contracts in any accounting period.  Losses on fixed-price projects are recorded when identified.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters ended April 1, 2016 and April 3, 2015 was as follows:

	April 1, 2016	April 3, 2015
Time-and-material	88.5%	88.3%
Progress billing	9.2%	9.5%
Percentage-of-completion	2.3%	2.2%
Total	100.0%	100.0%

Results of Operations

On May 11, 2016, the Company filed this Form 10-Q with the SEC for the quarterly period ended April 1, 2016.  Previously, the Company had reported its results of operations, comprehensive income (loss), financial position, and cash flows for the quarterly period ended April 1, 2016 with a financial press release dated April 26, 2016, filed with the SEC under Form 8-K.  Upon filing this Form 10-Q, the Company recorded a diluted net loss per share of $(1.34) on its statement of operations, or $0.03 cents higher than the loss of $(1.31) per diluted share previously provided in its financial press release.  The additional $0.03 loss relates to a revision of the income tax expense recorded in the 2016 first quarter ended April 1, 2016.  There were no other significant changes to the Company’s statement of operations or comprehensive income (loss), and there were no significant changes to the Company’s balance sheet or statement of cash flows that had previously been included in the financial press release dated April 26, 2016.

The table below sets forth data as contained in the condensed consolidated statements of operations with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	April 1, 2016		April 3, 2015
	(amounts in thousands)
Revenue	100.0%	$85,850	100.0%	$97,477
Direct costs	83.0%	71,305	82.2%	80,172
Selling, general and administrative expenses	15.7%	13,467	15.5%	15,092
Goodwill impairment	25.1%	21,544	—%	—
Operating income (loss)	(23.8)%	(20,466)	2.3%	2,213
Interest and other expense, net	(0.1)%	(62)	—%	(10)
Income (loss) before income taxes	(23.9)%	(20,528)	2.3%	2,203
Provision for income taxes	0.4%	329	1.0%	936
Net income (loss)	(24.3)%	$(20,857)	1.3%	$1,267

The Company recorded revenue in the 2016 and 2015 periods as follows:

For the Quarter Ended:	April 1, 2016		April 3, 2015		Year-over-Year Change
	(amounts in thousands)
North America	79.3%	$68,065	81.8%	$79,694	(14.6)%
Europe	20.7%	17,785	18.2%	17,783	0.0%
Total	100.0%	$85,850	100.0%	$97,477	(11.9)%

There were 65 billable days in the first quarter of 2016 and 66 billable days in the first quarter of 2015. Reimbursable expenses billed to customers and included in revenue totaled $1.2 million and $1.8 million in the 2016 and 2015 first quarters, respectively.

The revenue decrease in North America in the 2016 first quarter as compared with the corresponding 2015 period was primarily due to a significant decrease in demand for the Company's IT solutions business, primarily in the healthcare vertical market, and a decrease in demand for our IT and other staffing services business, primarily in the manufacturing vertical market.

On a consolidated basis, IT solutions revenue decreased $6.4 million or 20.0% in the 2016 first quarter as compared with the corresponding 2015 period. On a per billable day basis, the IT solutions revenue decrease was 18.7%. The Company's IT solutions healthcare vertical market revenue began to decrease with the sequestration imposed by the U.S. government starting on April 1, 2013, which reduced Medicare reimbursements to hospitals and health systems by 2%. The sequestration reduced revenue for our healthcare customers, causing them to significantly reduce planned expenditures for IT services beginning in the latter half of 2013. Since late 2014, the Company also began to see significant reductions in billable resources at a number of its larger healthcare clients which further decreased IT solutions revenue in the Company's healthcare vertical market as existing projects came to an end. This decrease in spending on healthcare IT projects has continued in the 2016 first quarter for the customers that we serve.

On a consolidated basis, IT and other staffing revenue decreased $5.2 million or 8.0% during 2016 as compared with 2015. On a per billable day basis, IT and other staffing revenue decreased 6.5%. The IT staffing decrease was primarily due to a decrease in demand from one of the Company's largest staffing customers. The Company’s headcount was approximately 3,500 employees at April 1, 2016, which was a 10% decrease from approximately 3,900 employees at April 3, 2015, and a 3% decrease from approximately 3,600 employees at December 31, 2015.

Revenue in the Company’s European operations in the 2016 first quarter as compared with the corresponding 2015 period was unchanged due to the weakness relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2016 first quarter as compared with the 2015 first quarter, the average value of the Euro decreased 2.0% while the average value of the British Pound decreased 5.4%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2015 first quarter to the 2016 first quarter, total European revenue would have been approximately $0.4 million higher, or $18.2 million as compared with the $17.8 million reported. Operating income in the 2016 first quarter was not significantly affected by the decrease in the exchange rates year-over-year.

In the 2016 first quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $25.9 million or 30.2% of consolidated revenue as compared with $23.2 million or 23.8% of revenue in the comparable 2015 period. The National Technical Services Agreement with IBM expires on December 31, 2017. The Company’s accounts receivable from IBM at April 1, 2016 and December 31, 2015 totaled $29.9 million and $26.4 million, respectively.

In the 2016 first quarter, SDI International (SDI) was the Company’s second largest customer and accounted for $8.3 million or 9.6% of consolidated revenue as compared with $13.6 million or 13.9% of revenue in the comparable 2015 period. SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI are for employees working at Lenovo. The Company’s accounts receivable from SDI at April 1, 2016 and December 31, 2015 totaled $5.7 million and $5.5 million, respectively.

No other customer accounted for 10% or more of the Company's revenue during the 2016 or 2015 first quarters.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 83.0% of revenue in the 2016 first quarter as compared with 82.2% of revenue in the 2015 first quarter. The Company’s direct costs as a percentage of revenue increased in the 2016 first quarter as compared with the corresponding 2015 period due to a significant shift in the mix of the Company's business to a much higher level of IT staffing revenue, primarily provided to the Company's largest IT staffing clients which have much higher direct costs as a percentage of revenue as compared with the Company's IT solutions clients.

Selling, general and administrative (“SG&A”) expenses were 15.7% of revenue in the 2016 first quarter and 15.5% in the corresponding 2015 period. The slight increase in SG&A expenses as a percentage of revenue in the 2016 first quarter as compared with the corresponding 2015 period is primarily due to SGA expenses associated with our operating units as the Company made investments in sales, recruiting and delivery resources in order to focus on the Company’s long-term growth.

During the 2016 first quarter, the Company determined that a goodwill impairment indicator existed which required an interim impairment analysis. As a result of the analysis, the Company determined the implied fair value of its goodwill balance was below the carrying value. Accordingly, the Company recorded a non-tax deductible goodwill impairment of $21.5 million to reduce the value of its goodwill balance to the implied fair value.

The operating loss was $(20.5) million, or (23.8)% of revenue in the 2016 first quarter. Excluding the goodwill impairment charge, non-GAAP operating income was 1.3% of revenue in the 2016 first quarter as compared with 2.3% in the 2015 first quarter. Non-GAAP operating income from North American operations, excluding the goodwill impairment charge in 2016, was $0.5 million and $1.4 million in the first quarters of 2016 and 2015, respectively. Operating income from our European operations was $0.6 million and $0.8 million, respectively, in the corresponding 2016 and 2015 periods.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 40% of pre-tax income. The 2016 first quarter ETR was (1.6)% and the 2015 first quarter ETR was 42.5%.

The ETR was lower than the normal range in the 2016 first quarter primarily due to the Company recording a non-deductible goodwill impairment charge of $21.5 million, and due to the extension of the Work Opportunity Tax Credit (WOTC) and the Research and Development tax credit (R&D) which were renewed by the U.S. federal government in the 2015 fourth quarter and are effective for all of 2016.

The ETR was higher than the normal range in the 2015 first quarter primarily due to the expiration of certain federal income tax credits as of December 31, 2014. The WOTC and the R&D were not renewed by the U.S. federal government as of April 3, 2015 and were therefore not included in the ETR for the 2015 first quarter.

The net loss was $(20.9) million, or (24.3)% of revenue, or $(1.34) per diluted share. Non-GAAP net income excluding the goodwill impairment charge in 2016 was 0.8% of revenue or $0.04 per diluted share, compared with net income of 1.3% of revenue or $0.08 per diluted share in the 2015 first quarter. Diluted earnings per share was calculated using 15.5 million and 15.9 million weighted-average equivalent shares outstanding for the quarters ended April 1, 2016 and April 3, 2015, respectively. The decrease in weighted-average outstanding shares year-over-year was primarily due to there being no dilutive effect of outstanding common stock equivalents in 2016 given the net loss in that period.

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

Goodwill Valuation

The goodwill recorded on the Company's condensed consolidated balance sheet relates to CTG’s Healthcare Solutions (CTGHS) reporting unit. In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” we perform goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment exist in interim periods. The Company uses the two-step approach to test goodwill for potential impairment. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

During the 2016 first quarter, the Company determined that a goodwill impairment indicator existed which required an interim impairment analysis. This impairment indicator was a significant and sustained decrease in the Company’s overall market capitalization, as the Company’s stock price in the 2016 first quarter fell by as much as 29% from its value at December 31, 2015. As a result of this indicator, the Company conducted an interim analysis of CTGHS to determine if an impairment existed. In performing the assessment, we estimated the fair value of CTGHS based on a combination of the income and market approaches. The income approach uses a discounted cash flow (DCF) method which utilizes the present value of expected future cash flows to estimate fair value of the reporting unit. The future cash flows for CTGHS was projected based on our estimates of future revenue, operating income and other factors such as working capital and capital expenditures and a discount rate used in the present value calculation. As part of our projections, we took into account expected industry and market conditions for the healthcare industry, as well as trends currently affecting CTGHS. The market approach utilizes multiples of revenue and earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of the reporting unit. The market multiples used for CTGHS were based on competitor industry data, along with the market multiples for the Company and other factors. We also completed a comparison of the Company’s overall market capitalization to the market value of CTGHS and the Company’s other non-reporting business units. Based upon the analysis performed, the Company determined that the fair value of CTGHS was less than its carrying value, which required the Company to perform a Step two goodwill impairment test.

As a result of the Step two analysis, the Company determined the implied fair value of its goodwill balance was below the carrying value. Accordingly, the Company recorded a non-tax deductible goodwill impairment charge of $21.5 million to reduce the value of its goodwill balance to the implied fair value. As of April 1, 2016, subsequent to the impairment charge, goodwill recorded on our condensed consolidated balance sheet totaled $15.8 million.

Income Taxes—Valuation Allowances on Deferred Tax Assets

At April 1, 2016, the Company had a total of approximately $6.4 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards and state taxes. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the expected tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At April 1, 2016, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $1.0 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at April 1, 2016, the Company had offset a portion of these assets with a valuation allowance totaling $0.9 million, resulting in a net deferred tax asset from net operating loss carryforwards of less than $0.1 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the first quarter of 2016 would have increased or decreased net income by approximately $205,000.

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

Financial Condition and Liquidity

Cash provided by operating activities was $0.3 million in the 2016 first quarter, while the Company used $4.4 million in the 2015 first quarter. In the 2016 first quarter, the net loss was $(20.9) million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, deferred compensation, and a goodwill impairment charge totaled $22.2 million. In the 2015 first quarter, net income was $1.3 million while the corresponding non-cash adjustments totaled $0.8 million.

The accounts receivable balance increased $3.2 million in the 2016 first quarter and increased $1.6 million in the 2015 first quarter. The increase in the accounts receivable balance in the 2016 first quarter primarily resulted from an increase in days sales outstanding (DSO) of five days to 81 days from 76 days at December 31, 2015. The increase was due to the timing of payments received from our largest customer in relation to quarter-end.  This increase in DSO was partially offset by a decrease in revenue in the 2016 first quarter as compared with prior periods. The increase in the accounts receivable balance in the 2015 period primarily resulted from four additional billing days in the quarter partially offset by days sales outstanding (DSO) falling one day to 65 days at April 3, 2015 from 66 days at December 31, 2014.

Prepaid and other current assets increased $0.9 million and $1.0 million in 2016 and 2015, respectively, due to payments made in the first quarter of the respective year which are then expensed throughout the year.

The accounts payable balance decreased $2.5 million and $2.8 million in the 2016 and 2015 first quarters, respectively, primarily due to the timing of certain payments near the end of the first fiscal quarter of each year as compared with the prior year-end. Accrued compensation increased $4.5 million in the 2016 first quarter primarily due to the timing of the U.S. bi-weekly payroll. The 2016 first quarter ended between payroll dates, whereas a U.S. payroll payment was made on the last business day of the previous year-end. The decrease in accrued compensation in the 2015 first quarter of $2.3 million was primarily due to fewer days accrued at April 3, 2015 as compared with December 31, 2014 due to the timing of the respective period ends, and the payout of the death benefit of approximately $1.3 million to the estate of our previous chief executive officer under his employment agreement.

Investing activities used $1.1 million and $0.1 million of cash in the 2016 and 2015 first quarters, respectively. The Company used cash for additions to property and equipment and capitalized software of $0.9 million in 2016 and $0.5 million in 2015, and net payments to the Company's deferred compensation plans were $0.2 million in the 2016 first quarter, while net withdrawals from the plan were $0.4 million in the 2015 first quarter. The Company has no significant commitments for the purchase of property or equipment at April 1, 2016, and does not expect the amount to be spent in the remaining quarters of 2016 on additions to property, equipment and capitalized software to significantly vary from the amount spent in the first quarter.

During 2015, the Company listed its corporate headquarters for sale for approximately $4.0 million. In the event the building is sold, the Company expects to record a gain on the sale as the book value of the building at April 1, 2016 was approximately $1.3 million.

Financing activities used $0.9 million of cash in the 2016 first quarter and $0.8 million in the corresponding 2015 period. The Company recorded $0.1 million and $1.6 million in the 2016 and 2015 first quarters, respectively, from the proceeds from stock option exercises and excess tax benefits from equity-based compensation transactions. Cash borrowed under the Company’s revolving line of credit to fund working capital obligations totaled $0.3 million in the 2016 first quarter. Cash overdrafts netted to $(0.5) million and $0.1 million in the first quarters of 2016 and 2015, respectively. The change in cash overdrafts relates to the amount of outstanding checks at a point in time. The Company paid dividends totaling $1.0 million and $1.8 million in the first quarters of 2016 and 2015, respectively. The increase in the dividend paid in the 2015 quarter was due to the quarter-end date of April 3, 2015 which included the payment for both the fourth quarter of 2014 and the first quarter of 2015. The Company also used $0.8 million to purchase 99,000 shares for treasury under its buyback program in the 2015 first quarter. No shares were purchased for treasury under the buyback program in the 2016 first quarter. As of April 1, 2016, 0.5 million shares are available under the Company's authorization to purchase shares in future periods.

In October 2015, the Company entered into a new unsecured revolving credit agreement which replaced a demand line of credit and allows the Company to borrow up to $40.0 million. The agreement also allows under its provisions for the Company to borrow up to $17.5 million against the cash surrender value of the Company's life insurance policies. The new agreement expires in October 2018, and has interest rates ranging from 0 to 50 basis points over the prime rate, and 150 to 200 basis points over LIBOR. The Company can borrow under the agreement with either a prime rate or LIBOR rate borrowing at its discretion. At April 1, 2016 and December 31, 2015, there was $1.5 million and $1.2 million, respectively, outstanding under the revolving credit agreement.

The maximum amount outstanding under the credit agreement in the 2016 first quarter was $2.8 million, while the average amount outstanding during the 2016 first quarter was $1.5 million, and carried a weighted-average interest rate of 3.5%.

Under the new agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at April 1, 2016, included a leverage ratio (total outstanding debt divided by earnings before interest, taxes, depreciation and amortization (EBITDA)) which must be no greater than 2.75 to 1, a calculation of minimum tangible net worth (total shareholders' equity less goodwill and intangible assets) which must be no less than $53.7 million, and total annual expenditures for property, equipment and capitalized software must be no more than $5.0 million. The Company was in compliance with these covenants at April 1, 2016 as the leverage ratio was 0.1, the minimum tangible net worth was $80.3 million, and capital expenditures for property, equipment and capitalized software were $1.0 million in the 2016 first quarter.

Of the total cash and cash equivalents reported on the consolidated balance sheet at April 1, 2016 of $9.4 million , approximately $8.8 million was held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and has no intention of doing so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

The Company believes existing internally available funds, cash potentially generated from future operations, funds available under the Company's revolving line of credit totaling $38.5 million, and funds available to be borrowed against the cash surrender value of our life insurance policies of $17.5 million, will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases (if any are made), continue paying a dividend, fund acquisitions, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2016 or 2015 first quarters other than guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $1.2 million at April 1, 2016.

Contractual Obligations

The company did not enter into any significant contractual obligations during the quarter ended April 1, 2016.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is only permitted for years beginning after December 31, 2016. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classifications of Deferred Taxes,” which amended accounting guidance related to the presentation of deferred tax liabilities and assets. The amended guidance requires that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This guidance is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted. This guidance can also be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Upon adoption of this guidance in 2017, the Company, given current financial results, would reclassify approximately $0.8 million from current to non-current assets.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),”which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Topic 842 supersedes the previous leases standard, ASC 840, Leases. This guidance is effective for reporting periods beginning after December 15, 2018; however, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact that ASU 2016-02 will have on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amended accounting guidance related to seven aspects of the accounting for share-based payments award transactions. This guidance is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-09 will have on its condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations.

Revenue in the Company’s European operations in the 2016 first quarter as compared with the corresponding 2015 period was affected by the weakness relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and by the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2016 first quarter as compared with the 2015 first quarter, the average value of the Euro decreased 2.0% while the average value of the British Pound decreased 5.4%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2015 first quarter to the 2016 first quarter, total European revenue would have been approximately $0.4 million higher, or $18.2 million as compared with the $17.8 million reported. Operating income in the 2016 first quarter was not significantly affected due to the decrease in the exchange rates year-over-year.

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

Changes in Internal Control Over Financial Reporting

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on April 1, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company's risk factors from those previously disclosed in the Company's Form 10-K for the period ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases by the Company of its common stock on the open market during the first quarter of 2016. As of that date, there were 454,744 shares that may yet be purchased under the approved share repurchase program.

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

Date: May 11, 2016