Form 10-Q
period 2016-07-01
COMPUTER TASK GROUP INC
filed 2016-07-26
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	July 22, 2016
Common stock, par value $.01 per share	16,365,977

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Revenue	$83,486	$94,744	$169,336	$192,221
Direct costs	67,574	79,143	138,879	159,315
Selling, general and administrative expenses	14,026	14,485	27,493	29,577
Goodwill impairment	—	—	21,544	—
Operating income (loss)	1,886	1,116	(18,580)	3,329
Interest and other income	7	4	25	45
Interest and other expense	104	46	184	97
Income (loss) before income taxes	1,789	1,074	(18,739)	3,277
Provision for income taxes	530	520	859	1,456
Net income (loss)	$1,259	$554	$(19,598)	$1,821
Net income (loss) per share:
Basic	$0.08	$0.04	$(1.26)	$0.12
Diluted	$0.08	$0.03	$(1.26)	$0.11
Weighted average shares outstanding:
Basic	15,584	15,439	15,554	15,423
Diluted	15,789	15,919	15,554	15,923

Cash dividend per common share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net Income (loss)	$1,259	$554	$(19,598)	$1,821

Foreign currency adjustment	(511)	422	170	(1,548)
Change in pension loss, net of taxes of $16 and $24 in the 2016 and 2015 second quarters, respectively, and $31 and $46 in the first two quarters of 2016 and 2015, respectively	179	(108)	(16)	807
Other comprehensive income (loss)	(332)	314	154	(741)

Comprehensive income (loss)	$927	$868	$(19,444)	$1,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	July 1,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$10,866	$10,801
Accounts receivable, net of allowances of $320 and $377 in 2016 and 2015, respectively	73,969	71,403
Prepaid and other current assets	2,593	1,770
Deferred income taxes	817	804
Total current assets	88,245	84,778
Property, equipment and capitalized software, net	5,904	5,488
Goodwill	15,717	37,231
Deferred income taxes	5,543	5,573
Cash surrender value of life insurance	30,482	29,753
Investments	377	254
Total assets	$146,268	$163,077
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$7,444	$8,236
Accrued compensation	17,929	17,541
Advance billings on contracts	1,384	945
Dividend payable	959	925
Other current liabilities	3,957	4,122
Income taxes payable	452	35
Total current liabilities	32,125	31,804
Long-term debt	4,600	1,225
Deferred compensation benefits	11,703	11,904
Other long-term liabilities	494	427
Total liabilities	48,922	45,360
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in both periods	270	270
Capital in excess of par value	122,740	125,226
Retained earnings	100,252	121,798
Less: Treasury stock of 10,651,847 and 8,014,004 shares at cost, in 2016 and 2015, respectively	(111,430)	(60,275)
Stock Trusts of 0 and 3,264,651 shares at cost, in 2016 and 2015, respectively	—	(54,662)
Accumulated other comprehensive loss	(14,486)	(14,640)
Total shareholders’ equity	97,346	117,717
Total liabilities and shareholders’ equity	$146,268	$163,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Two Quarters Ended
	July 1, 2016	July 3, 2015
Cash flow from operating activities:
Net income (loss)	$(19,598)	$1,821
Adjustments:
Depreciation and amortization expense	830	1,114
Equity-based compensation expense	824	672
Deferred income taxes	(247)	267
Deferred compensation	183	(338)
Goodwill impairment	21,544	—
Write-off of capitalized software	—	1,140
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,319)	2,382
Increase in prepaid and other current assets	(1,082)	(304)
Increase in cash surrender value of life insurance	(891)	(610)
Decrease in accounts payable	(756)	(2,778)
Increase (decrease) in accrued compensation	237	(4,079)
Increase (decrease) in advance billings on contracts	442	(439)
Decrease in other current liabilities	(168)	(1,168)
Increase in income taxes payable	413	120
Increase (decrease) in other long-term liabilities	67	(6)
Net cash used in operating activities	(521)	(2,206)
Cash flow from investing activities:
Additions to property and equipment	(1,007)	(539)
Additions to capitalized software	(266)	(555)
Life insurance proceeds	394	—
Deferred compensation plan investments, net	(119)	433
Net cash used in investing activities	(998)	(661)
Cash flow from financing activities:
Proceeds from long-term debt, net	3,375	—
Proceeds from stock option plan exercises	229	1,988
Excess tax benefits from equity-based compensation	16	350
Proceeds from Employee Stock Purchase Plan	113	142
Change in cash overdraft, net	(365)	(374)
Dividends paid	(1,884)	(1,799)
Payments against loans on life insurance policies	—	(5,171)
Purchase of stock for treasury	—	(840)
Net cash provided by (used in) financing activities	1,484	(5,704)
Effect of exchange rates on cash and cash equivalents	100	(850)
Net increase (decrease) in cash and cash equivalents	65	(9,421)
Cash and cash equivalents at beginning of year	10,801	40,862
Cash and cash equivalents at end of quarter	$10,866	$31,441

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal quarter where the last day of each of the first three quarters is a Friday. The 2016 second quarter began on April 2, 2016 and ended on July 1, 2016. The 2015 second quarter began on April 4, 2015 and ended July 3, 2015. There were 64 and 63 billable days in the second quarters of 2016 and 2015, respectively, and 129 billable days in both the 2016 and 2015 year-to-date periods.

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters and two quarters ended July 1, 2016 and July 3, 2015 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
IT solutions	29.5%	33.9%	29.8%	33.5%
IT and other staffing	70.5%	66.1%	70.2%	66.5%
Total	100.0%	100.0%	100.0%	100.0%

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

CTG’s revenue by vertical market for the quarters and two quarters ended July 1, 2016 and July 3, 2015 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Technology service providers	34.6%	30.5%	34.8%	29.2%
Manufacturing	24.3%	25.7%	23.8%	27.0%
Healthcare	18.5%	24.8%	19.0%	24.5%
Financial services	7.6%	6.9%	7.6%	7.0%
Energy	5.2%	5.2%	5.6%	5.4%
General markets	9.8%	6.9%	9.2%	6.9%
Total	100.0%	100.0%	100.0%	100.0%

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At July 1, 2016 and December 31, 2015, the carrying amounts of the Company’s cash of $10.9 million and $10.8 million, respectively, approximated fair value.

The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this accounting standard for any specific contracts during the quarters ended July 1, 2016 or July 3, 2015.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. Those policies have generated cash surrender value. At July 1, 2016 and December 31, 2015, these insurance policies had gross cash surrender values of $29.3 million and $28.9 million, respectively, which are included on the consolidated balance sheet in “Cash surrender value of life insurance” under non-current assets. During the first two quarters of 2015, the Company used approximately $5.2 million of cash to pay off certain of the outstanding loans against these policies.

At July 1, 2016 and December 31, 2015, the total death benefit for the remaining policies was approximately $40.8 and $40.4 million, respectively. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $40.2 million after the payment of obligations, and, under current tax regulations, record a non-taxable gain of approximately $10.9 million.

During the 2015 fourth quarter, one former employee covered by this life insurance passed away. The Company recorded a non-taxable gain totaling approximately $0.2 million in that quarter, and received the proceeds from the policy totaling approximately $0.4 million in the 2016 second quarter.

Taxes Collected from Customers

In instances where the Company collects taxes from its customers for remittance to governmental authorities, primarily in its European operations, revenue and expenses are not presented on a gross basis in the condensed consolidated financial statements as such taxes are recorded in the Company's accounts on a net basis.

Cash and Cash Equivalents, and Cash Overdrafts

For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. As the Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment, the "change in cash overdraft, net," line item as presented on the condensed consolidated statements of cash flows represents the increase or decrease in outstanding checks in a given period.

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at July 1, 2016 and December 31, 2015 are summarized as follows:

(amounts in thousands)	July 1, 2016	December 31, 2015
Property, equipment and capitalized software	$23,360	$26,597
Accumulated depreciation and amortization	(17,456)	(21,109)
Property, equipment and capitalized software, net	$5,904	$5,488

The Company recorded $0.1 million and $0.2 million of capitalized software costs during the quarter and two quarters ended July 1, 2016, respectively, and $0.4 million and $0.6 million of capitalized software costs during the quarter and two quarters ended July 3, 2015, respectively. As of those dates, the Company had capitalized a total of $2.4 million and $4.6 million, respectively, for software projects developed for internal use. Amortization periods range from three to five years, and are evaluated annually for propriety. Amortization expense totaled less than $0.1 million in both the quarter and two quarters ended July 1, 2016, respectively, and $0.1 million and $0.3 million in the quarter and two quarters ended July 3, 2015, respectively. Accumulated amortization for these projects totaled $1.8 million and $4.2 million as of July 1, 2016 and July 3, 2015, respectively.

During the 2015 second quarter, the Company recorded expense for the impairment of one of its capitalized software projects related to IT medical management, primarily for chronic kidney disease, after determining that it had no net realizable value. Although the Company experienced some sales success with research institutions, the Company had been unable to sell the product to payers, its intended market, and had discontinued the effort to sell the technology. The remaining net asset value of approximately $1.1 million was written-off to direct costs in the 2015 second quarter operating results.

Guarantees

The Company has several guarantees in place in its European operations which support office leases and performance under government contracts. These guarantees totaled approximately $1.3 million and $1.2 million at July 1, 2016 and December 31, 2015, respectively, and generally have expiration dates ranging from July 2016 through April 2020.

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

As a result of the Step two analysis, the Company determined the implied fair value of its goodwill balance was below the carrying value. Accordingly, the Company recorded a non-tax deductible goodwill impairment charge of $21.5 million to reduce the value of its goodwill balance to the implied fair value. As of July 1, 2016, subsequent to the 2016 first quarter impairment charge, goodwill recorded on our condensed consolidated balance sheet totaled $15.8 million.

The Company does not believe any impairment indicators existed as of July 1, 2016 which would have required an interim impairment analysis in the Company’s 2016 second quarter.

4.	Net Income (Loss) Per Share

Basic and diluted earnings (loss) per share (EPS) for the quarters and two quarters ended July 1, 2016 and July 3, 2015 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands, except per-share data)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Weighted-average number of shares outstanding during period	15,584	15,439	15,554	15,423
Common stock equivalents - incremental shares primarily under equity-based compensation plans	205	480	—	500
Number of shares on which diluted earnings per share is based	15,789	15,919	15,554	15,923
Net income (loss)	$1,259	$554	$(19,598)	$1,821
Net income (loss) per share
Basic	$0.08	$0.04	$(1.26)	$0.12
Diluted	$0.08	$0.03	$(1.26)	$0.11

Weighted-average shares represent the average number of issued shares less treasury shares and shares held in the Stock Trusts, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 1.3 million and 0.6 million shares of common stock were outstanding at July 1, 2016 and July 3, 2015, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

5.	Investments

The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At July 1, 2016 and December 31, 2015, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.4 million and $0.3 million, respectively, and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see note 2 for “Fair Value”). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2016 and 2015 second quarters and year-to-date periods.

6.	Debt

In October 2015, the Company entered into a new unsecured revolving credit agreement which replaced a demand line of credit and allows the Company to borrow up to $40.0 million. The agreement also allows under its provisions for the Company to borrow up to $17.5 million against the cash surrender value of the Company's life insurance policies. The new agreement expires in October 2018, and has interest rates ranging from 0 to 50 basis points over the prime rate, and 150 to 200 basis points over LIBOR. The Company can borrow under the agreement with either a prime rate or LIBOR rate borrowing at its discretion. At July 1, 2016 and December 31, 2015, there was $4.6 million and $1.2 million, respectively, outstanding under the revolving credit agreement.

The maximum amount outstanding under the credit agreement in the 2016 second quarter was $4.6 million, while borrowings during the quarter averaged $2.3 million and carried a weighted average interest rate of 2.4%. The Company did not have any debt outstanding during the 2015 second quarter which ended July 3, 2015.

Under the new agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at July 1, 2016, included a leverage ratio (total outstanding debt divided by earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted for non-cash charges as necessary) which must be no greater than 2.75 to 1, a calculation of minimum tangible net worth (total shareholders' equity less goodwill and intangible assets) which must be no less than $54.7 million, and total annual expenditures for property, equipment and capitalized software must be no more than $5.0 million. The Company was in compliance with these covenants at July 1, 2016 as the leverage ratio was 0.35, the minimum tangible net worth was $81.4 million, and capital expenditures for property, equipment and capitalized software were $1.3 million in the 2016 year-to-date period.

7.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at July 1, 2016 and December 31, 2015 are as follows:

(amounts in thousands)	July 1, 2016	December 31, 2015
Foreign currency	$(7,516)	$(7,686)
Pension loss, net of tax of $875 in 2016, and $906 in 2015	(6,970)	(6,954)
Accumulated other comprehensive loss	$(14,486)	$(14,640)

During the 2016 and 2015 first quarter and first two quarters, actuarial losses were amortized to expense as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Amortization of actuarial losses	$73	$97	$144	$195
Income tax	(16)	(24)	(31)	(46)
Net of tax	$57	$73	$113	$149

The amortization of both prior service cost and actuarial losses are included in determining net periodic pension cost. See note 9, "Deferred Compensation and Other Benefits" for additional information.

8.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 40% of pre-tax income. The 2016 second quarter ETR was 29.6% and the 2016 year-to-date ETR was (4.6)%.

The ETR was lower than the normal range in the 2016 second quarter primarily due to the extension of the Work Opportunity Tax Credit (WOTC) and the Research and Development tax credit (R&D) which were renewed by the U.S. federal government in the 2015 fourth quarter and are effective for all of 2016.  The 2016 year-to-date ETR was lower than the normal range due to the non-deductible goodwill impairment charge totaling $21.5 million taken in the 2016 first quarter, which, when included in the tax provision resulted in net taxable income, and due to the WOTC and the R&D credits.

The ETR was 48.4% in the 2015 second quarter and 44.4% in the 2015 year-to-date period. Both ETRs were higher than the normal range primarily due to the expiration of certain federal income tax credits as of December 31, 2014. The WOTC and the R&D were not renewed by the U.S. federal government as of July 3, 2015 and were therefore not included in the ETR for the 2015 second quarter or year-to-date period.

At July 1, 2016, the undistributed earnings of foreign subsidiaries amounted to approximately $22.2 million. Deferred taxes have not been provided for the undistributed earnings of the Company’s foreign subsidiaries as they are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

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

Net periodic pension cost for the quarters and two quarters ended July 1, 2016 and July 3, 2015 for the ESBP was as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Interest cost	$61	$66	$122	$131
Amortization of actuarial loss	43	60	86	120
Net periodic pension cost	$104	$126	$208	$251

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see note 2 for “Life Insurance Policies”). The Company does not anticipate making contributions to the plan other than for benefit payments as required in 2016 and future years. In the 2016 second quarter and year-to-date period, the Company has made benefit payments totaling approximately $0.2 million and $0.4 million, respectively, and expects to make payments in 2016 totaling approximately $0.7 million.

The Company also retained a contributory defined benefit plan for its previous employees located in the Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003. Net periodic pension cost was approximately $19,000 and $37,000 in the 2016 second quarter and year-to-date period, respectively, and $18,000 and 36,000 in the corresponding 2015 periods, respectively.

The Company does not anticipate making significant contributions to the NDBP in 2016. The assets for the NDBP are held by Aegon, a financial services firm located in the Netherlands. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the contractual value of the NDBP at any point in time. The fair value of the assets is determined using a Level 3 methodology (see note 2 for “Fair Value”). In 2016, the plan investments have a targeted minimum return to the Company of 4.0%, which is consistent with historical returns and the 4.0% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, intends to maintain the current investment strategy of investing plan assets solely in government bonds throughout 2016.

The change in the fair value of plan assets for the NDBP for the quarters ended July 1, 2016 and July 3, 2015 was as follows:

	For the Two Quarters Ended
(amounts in thousands)	July 1, 2016	July 3, 2015
Fair value of plan assets at beginning of period	$7,106	$7,910
Return on plan assets	144	144
Contributions	—	—
Benefits paid	(75)	(69)
Effect of exchange rate changes	136	(705)
Fair value of plan assets at end of quarter	$7,311	$7,280

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. Cash contributions made to this plan in the 2016 first quarter for amounts earned in 2015 totaled $0.2 million. The investments in the plan are included in the total assets of the Company, and are discussed in note 5, “Investments.” Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were 5,000 stock units purchased in the 2016 first quarter, and none in the 2016 second quarter.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Cash contributions were made to the plan in the 2016 second quarter and first two quarters totaled $0.2 million and $0.3 million, respectively, for the non-employee directors. At the time the contributions were made, the non-employee directors elected to purchase stock units from the Company at current market prices using their available investment balance within the plan. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in return for funds received, the Company released shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

10.	Equity-based Compensation

During the 2016 first quarter, the Company issued restricted stock and stock units representing a total of 512,650 shares to certain of its employees on January 4, 2016 (10,000 shares) and February 29, 2016 (502,650 shares) with a value of $6.62 and $4.73 per share, respectively. No restricted stock was issued during the 2015 first quarter. Of the 512,650 shares granted, 10,000 were funded out of treasury stock and 502,650 were funded out of the Computer Task Group, Inc. Stock Compensation Employee Trust.  No stock option or restricted stock grants were made during the 2016 second quarter.  Stock options totaling 200,000 shares and restricted stock totaling 67,000 shares were granted during the 2015 second quarter, and were funded out of treasury stock.

The 2016 stock and stock unit grants vests over a period of four years, with 25% of the stock vesting one year from the date of grant, and another 25% vesting each year thereafter until the stock is fully vested to the employee. The Company recognizes compensation expense for these shares over the expected term of the restricted stock, or four years.

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

The Company did not purchase any shares for treasury during the 2016 second quarter or year-to-date period. At July 1, 2016, approximately 0.5 million shares remained authorized for future purchases. The Company issued 113,000 shares and 261,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2016 second quarter and year-to-date period, respectively.

During the 2015 second quarter, the Company used $43,000 to purchase 6,000 shares of its stock for treasury pursuant to the Company’s share repurchase plan. During the 2015 year-to-date period, the Company used approximately $0.8 million to purchase 105,000 shares pursuant to the Company share repurchase plan. At July 3, 2015, approximately 0.5 million shares remained authorized for future purchases. The Company issued 192,000 shares and 542,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2015 second quarter and year-to-date period, respectively.

During the 2016 second quarter, the Company terminated its Stock Employee Compensation Trust (SECT) and Omnibus Stock Trust, and recorded the remaining shares in those trusts, totaling approximately 2.8 million shares, as treasury stock.  The trusts had previously been established to fund employee stock plans and benefit programs.  In the future, the Company intends to utilize treasury shares to fund employee stock plans as needed.  In the 2016 first quarter, the trustee of the SECT released 0.5 million shares from the trust at the Company’s request to fulfill a restricted stock grant.

12.	Significant Customers

In the 2016 second quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $25.1 million or 30.1% of consolidated revenue as compared with $25.0 million or 26.4% of consolidated revenue in the comparable 2015 period. In the 2016 year-to-date period, IBM accounted for $51.0 million or 30.1% of consolidated revenue, compared with $48.2 or 25.1% of consolidated revenue in the comparable 2015 period. The National Technical Services Agreement with IBM expires on December 31, 2017. The Company’s accounts receivable from IBM at July 1, 2016 and December 31, 2015 totaled $29.6 million and $26.4 million, respectively.

In the 2016 second quarter, SDI International (SDI) was the Company’s second largest customer and accounted for $8.3 million or 10.0% of consolidated revenue as compared with $11.4 million or 12.1% of revenue in the comparable 2015 period. In the 2016 year-to-date period, SDI accounted for $16.6 million or 9.8% of consolidated revenue, compared with $25.0 million or 13.0% of consolidated revenue in the comparable 2015 period.  SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI are for employees working at Lenovo. The Company’s accounts receivable from SDI at July 1, 2016 and December 31, 2015 totaled $5.3 million and $5.5 million, respectively.

No other customer accounted for 10% or more of the Company's revenue during the 2016 or 2015 second quarters or year-to-date periods.

13.	Subsequent Event

On July 21, 2016, subsequent to the end of the Company’s 2016 second quarter, the Company’s President and Chief Executive Officer, Clifford B. Bleustein, resigned by mutual agreement with the Company’s Board of Directors.  In accordance with Mr. Bleustein’s employment agreement, the Company will record a severance charge of approximately $1.0 million, net of tax, or $0.06 per diluted share, in the 2016 third quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended July 1, 2016

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters and two quarters ended July 1, 2016 and July 3, 2015 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
IT solutions	29.5%	33.9%	29.8%	33.5%
IT and other staffing	70.5%	66.1%	70.2%	66.5%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarters and two quarters ended July 1, 2016 and July 3, 2015 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Technology service providers	34.6%	30.5%	34.8%	29.2%
Manufacturing	24.3%	25.7%	23.8%	27.0%
Healthcare	18.5%	24.8%	19.0%	24.5%
Financial services	7.6%	6.9%	7.6%	7.0%
Energy	5.2%	5.2%	5.6%	5.4%
General markets	9.8%	6.9%	9.2%	6.9%
Total	100.0%	100.0%	100.0%	100.0%

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. The Company’s competition varies significantly by geographic region, as well as by the type of service provided. Many of the Company’s competitors are larger than CTG, and have greater financial, technical, sales and marketing resources. In addition, the Company frequently competes with a client’s own internal IT staff. Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India and other parts of Asia). Regularly, new IT products and services are introduced which may render our existing IT solutions and IT staffing services obsolete. The economic conditions in the markets we serve are continuously changing and may negatively impact our business if we can't adapt to negative conditions as they occur. Furthermore, the Company’s healthcare vertical market grew from 2008-2012 primarily from installing electronic medical records (EMR) systems.  As of today, EMR installations are largely complete within the healthcare market. There can be no assurance that CTG will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters and two quarters ended July 1, 2016 and July 3, 2015 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Time-and-material	86.5%	88.1%	87.5%	88.2%
Progress billing	10.5%	9.9%	9.9%	9.7%
Percentage-of-completion	3.0%	2.0%	2.6%	2.1%
Total	100.0%	100.0%	100.0%	100.0%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of operations with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	July 1, 2016		July 3, 2015
	(amounts in thousands)
Revenue	100.0%	$83,486	100.0%	$94,744
Direct costs	80.9%	67,574	83.5%	79,143
Selling, general and administrative expenses	16.8%	14,026	15.3%	14,485
Operating income	2.3%	1,886	1.2%	1,116
Interest and other expense, net	(0.1)%	(97)	(0.1)%	(42)
Income before income taxes	2.2%	1,789	1.1%	1,074
Provision for income taxes	0.7%	530	0.5%	520
Net income	1.5%	$1,259	0.6%	$554

For the Two Quarters Ended:	July 1, 2016		July 3, 2015
	(amounts in thousands)
Revenue	100.0%	$169,336	100.0%	$192,221
Direct costs	82.0%	138,879	82.9%	159,315
Selling, general and administrative expenses	16.3%	27,493	15.4%	29,577
Goodwill impairment	12.7%	21,544	—%	—
Operating income (loss)	(11.0)%	(18,580)	1.7%	3,329
Interest and other expense, net	(0.1)%	(159)	—%	(52)
Income (loss) before income taxes	(11.1)%	(18,739)	1.7%	3,277
Provision for income taxes	0.5%	859	0.8%	1,456
Net income (loss)	(11.6)%	$(19,598)	0.9%	$1,821

The Company recorded revenue in the 2016 and 2015 periods as follows:

For the Quarter Ended:	July 1, 2016		July 3, 2015		Year-over-Year Change
	(amounts in thousands)
North America	78.2%	$65,302	82.4%	$78,085	(16.4)%
Europe	21.8%	18,184	17.6%	16,659	9.2%
Total	100.0%	$83,486	100.0%	$94,744	(11.9)%

For the Two Quarters Ended:	July 1, 2016		July 3, 2015		Year-over-Year Change
	(amounts in thousands)
North America	78.8%	$133,367	82.1%	$157,779	(15.5)%
Europe	21.2%	35,969	17.9%	34,442	4.4%
Total	100.0%	$169,336	100.0%	$192,221	(11.9)%

There were 64 billable days in the 2016 second quarter and 63 billable days in the 2015 second quarter. Reimbursable expenses billed to customers and included in revenue totaled $1.0 million and $1.8 million in the 2016 and 2015 second quarters, respectively.

There were 129 billable days in both the 2016 and 2015 year-to-date periods. Reimbursable expenses billed to customers and included in revenue totaled $2.2 million and $3.5 million in the 2016 and 2015 year-to-date periods, respectively.

The revenue decrease in North America in the 2016 second quarter and year-to-date period as compared with the corresponding 2015 periods was primarily due to a significant decrease in demand for the Company's IT solutions business, primarily in the healthcare vertical market, and a decrease in demand for our IT and other staffing services business, primarily in our manufacturing vertical market.

On a consolidated basis, IT solutions revenue decreased $7.5 million or 23.4% in the 2016 second quarter, and $14.0 million or 21.7% in the 2016 year-to-date period, as compared with the corresponding 2015 periods. The Company’s healthcare vertical market grew from 2008-2012 primarily from installing electronic medical records (EMR) systems.  As of today, EMR installations are largely complete within the healthcare market. In late 2014, the Company began to see significant reductions in billable resources at a number of its larger healthcare clients which further decreased IT solutions revenue in the Company's healthcare vertical market as existing projects came to an end. This decrease in spending on healthcare IT projects continued in the first half of 2016 for the customers that we serve.

On a consolidated basis, IT and other staffing revenue decreased $3.7 million or 5.9% in the 2016 second quarter, and $8.9 million or 7.0% in the 2016 year-to-date period, as compared with the corresponding 2015 periods. The IT staffing decrease was primarily due to a decrease in demand from one of the Company's largest staffing customers. The Company’s headcount was approximately 3,500 employees at July 1, 2016, which was an 8% decrease from approximately 3,800 employees at July 3, 2015, and a 3% decrease from approximately 3,600 employees at December 31, 2015.

Revenue in the Company’s European operations in the 2016 second quarter and year-to-date period as compared with the corresponding 2015 periods increased due to a significant increase in IT solutions work across a number of the Company’s vertical markets.

The revenue increase in the 2016 second quarter was due, minimally, to the strength relative to the U.S. dollar of the currencies of Belgium, Luxembourg, offset by the weakness of the currency of the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2016 second quarter as compared with the 2015 second quarter, the average value of the Euro increased 2.0% while the average value of the British Pound decreased 6.6%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2015 second quarter to the 2016 second quarter, total European revenue would have been approximately $0.3 million lower, or $17.9 million as compared with the $18.2 million reported. In the 2016 year-to-date period as compared with the corresponding 2015 period, the average value of the Euro decreased 0.1% and the average value of the British Pound decreased 6.0%.  If there had been no change in the exchange rates from the first two quarters of 2015 to the corresponding 2016 period, total European revenue would have been approximately $0.1 million higher, or $36.1 compared with the $36.0 reported. Additionally, operating income (loss) in the 2016 second quarter and year-to-date period was not significantly affected by the decrease in the exchange rates year-over-year.

The Company is currently assessing the potential impact, if any, that the United Kingdom’s proposed exit from the European Union will have on the Company’s operations.  As the total revenue generated by our British subsidiary is immaterial as compared with the Company’s total consolidated revenue, we do not expect the impact of the proposed exit to have a material impact on the Company’s operations.

In the 2016 second quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $25.1 million or 30.1% of consolidated revenue as compared with $25.0 million or 26.4% of consolidated revenue in the comparable 2015 period. In the 2016 year-to-date period, IBM accounted for $51.0 million or 30.1% of consolidated revenue, compared with $48.2 or 25.1% of consolidated revenue in the comparable 2015 period. The National Technical Services Agreement with IBM expires on December 31, 2017. The Company’s accounts receivable from IBM at July 1, 2016 and December 31, 2015 totaled $29.6 million and $26.4 million, respectively.

In the 2016 second quarter, SDI International (SDI) was the Company’s second largest customer and accounted for $8.3 million or 10.0% of consolidated revenue as compared with $11.4 million or 12.1% of revenue in the comparable 2015 period. In the 2016 year-to-date period, SDI accounted for $16.6 million or 9.8% of consolidated revenue, compared with $25.0 million or 13.0% of consolidated revenue in the comparable 2015 period.  SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI are for employees working at Lenovo. The Company’s accounts receivable from SDI at July 1, 2016 and December 31, 2015 totaled $5.3 million and $5.5 million, respectively.

No other customer accounted for 10% or more of the Company's revenue during the 2016 or 2015 second quarters or year-to-date periods.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 80.9% of revenue in the 2016 second quarter as compared with 83.5% of revenue in the 2015 second quarter, and 82.0% of revenue in the 2016 year-to-date period as compared with 82.9% of revenue in the corresponding 2015 period. The Company’s direct costs as a percentage of revenue decreased in the 2016 second quarter and year-to-date periods as compared with the corresponding 2015 periods due to several charges taken in the 2015 second quarter which increased direct costs in 2015 by $2.1 million.  Additionally, the Company’s European operations recorded a payroll tax credit in the 2016 second quarter totaling approximately $0.7 million which reduced direct costs in 2016.  The credited amounts returned certain costs incurred from 2011-2014, and the Company does not anticipate a significant credit in the future.

Selling, general and administrative (“SG&A”) expenses were 16.8% of revenue in the 2016 second quarter as compared with 15.3% in the corresponding 2015 period, and 16.3% in the 2016 year-to-date period as compared with 15.4% in the corresponding 2015 period. The increase in SG&A expenses as a percentage of revenue in the 2016 second quarter and year-to-date period as compared with the corresponding 2015 periods is primarily due to SG&A expenses associated with our operating units as the Company made investments in sales, recruiting and delivery resources in order to focus on the Company’s long-term growth.

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

Operating income (loss) was 2.3% of revenue in the 2016 second quarter, as compared with 1.2% of revenue in the 2015 second quarter, and (11.0)% in the 2016 year-to-date period as compared with 1.7% in the 2015 year-to-date period.  Operating income in the 2015 second quarter was negatively impacted by charges totaling $2.3 million ($2.1 million recorded in direct costs and $0.2 million recorded in SG&A). The significant loss in the 2016 year-to-date period is due to a goodwill impairment charge of $21.5 million taken in the 2016 first quarter. Operating income (loss) from North American operations was $0.6 million and $(20.4) million in the 2016 second quarter and year-to-date periods, respectively, as compared with $1.5 million and $2.9 million, respectively, in the corresponding 2015 periods. Operating income (loss) from our European operations was $1.3 million and $1.8 million, respectively, in the 2016 second quarter and year-to-date 2016 periods, as compared with $(0.4) million and $0.4 million, respectively, in the corresponding 2015 periods.  The 2016 second quarter results in Europe were increased by the payroll tax credit of $0.7 million.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 40% of pre-tax income. The 2016 second quarter ETR was 29.6% and the 2016 year-to-date ETR was (4.6)%.

The ETR was lower than the normal range in the 2016 second quarter primarily due to the extension of the Work Opportunity Tax Credit (WOTC) and the Research and Development tax credit (R&D) which were renewed by the U.S. federal government in the 2015 fourth quarter and are effective for all of 2016.  The 2016 year-to-date ETR was lower than the normal range due to the non-deductible goodwill impairment charge totaling $21.5 million taken in the 2016 first quarter, which, when included in the tax provision resulted in net taxable income, and due to the WOTC and the R&D credits.

The ETR was 48.4% in the 2015 second quarter and 44.4% in the 2015 year-to-date period. Both ETRs were higher than the normal range primarily due to the expiration of certain federal income tax credits as of December 31, 2014. The WOTC and the R&D were not renewed by the U.S. federal government as of July 3, 2015 and were therefore not included in the ETR for the 2015 second quarter or year-to-date period.

Net income (loss) was 1.5% of revenue or $0.08 per diluted share in the 2016 second quarter, as compared with 0.6% of revenue or $0.03 per diluted share in the 2015 second quarter, and (11.6)% or $(1.26) in the first two quarters of 2016 as compared with 0.9% or $0.11 per diluted share in the first two quarters of 2015.  Diluted earnings per share was calculated using 15.8 million and 15.9 million weighted-average equivalent shares outstanding for the quarters ended July 1, 2016 and July 3, 2015, respectively, and 15.6 and 15.9 million weighted-average shares outstanding for the two quarters ended July 1, 2016 and July 3, 2015, respectively.

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

As a result of the Step two analysis, the Company determined the implied fair value of its goodwill balance was below the carrying value. Accordingly, the Company recorded a non-tax deductible goodwill impairment charge of $21.5 million to reduce the value of its goodwill balance to the implied fair value. As of July 1, 2016, subsequent to the 2016 first quarter impairment charge, goodwill recorded on our condensed consolidated balance sheet totaled $15.8 million.

The Company does not believe any goodwill impairment indicators existed as of July 1, 2016 which would have required an interim impairment analysis in the Company’s 2016 second quarter.

Income Taxes—Valuation Allowances on Deferred Tax Assets

At July 1, 2016, the Company had a total of approximately $6.4 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards and state taxes. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the expected tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At July 1, 2016, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $1.0 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at July 1, 2016, the Company had offset a portion of these assets with a valuation allowance totaling $0.9 million, resulting in a net deferred tax asset from net operating loss carryforwards of $0.1 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the 2016 second quarter and year-to-date period would have increased or decreased net income by approximately $17,900 and $28,000, respectively.

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

Financial Condition and Liquidity

Cash used in operating activities was $0.5 million in the 2016 year-to-date period (2016 period), while the Company’s operating activities used $2.2 million in the 2015 year-to-date period (2015 period). In the 2016 period, the net loss was $(19.6) million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, deferred compensation, and a goodwill impairment charge totaled $23.1 million. In the 2015 period, net income was $1.8 million, while the corresponding non-cash adjustments totaled $2.9 million.

The accounts receivable balance increased $2.3 million in the 2016 period, and decreased $2.4 million in the 2015 period. The increase in the accounts receivable balance in the 2016 period primarily resulted from an increase in days sales outstanding (DSO) of 5 days to 81 days from 76 days at December 31, 2015. The increase was due to the timing of payments received from our largest customer in relation to quarter-end, and a general lengthening of payment terms from the largest clients in our IT staffing market.  This increase in DSO was partially offset by a decrease in revenue in the 2016 period as compared with prior periods. The decrease in the accounts receivable balance in the 2015 period primarily resulted from DSO falling five days to 61 days at July 3, 2015 from 66 days at December 31, 2014, offset by a 6% decrease in revenue in 2015 as compared with 2014. The decrease in DSO at July 3, 2015 was primarily due to the collection of several significant account balances prior to quarter-end. The increase in DSO year-over-year (from 61 days to 81 days) is due the Company removing itself from an advance pay program with our largest client whereby payments were made in 15 days for a fee as compared with 65 days under normal payment terms.

Prepaid and other current assets increased $1.1 million and $0.3 million in the 2016 and 2015 periods, respectively, due to payments made in the first half of the respective year which are then expensed throughout the year.

The accounts payable balance decreased $0.8 million and $2.8 million in the 2016 and 2015 periods, respectively, primarily due to the timing of certain payments near the end of the second fiscal quarter of each year as compared with the prior quarter-end. Accrued compensation increased $0.2 million in the 2016 period, essentially unchanged from December 31, 2015, due to the timing of the U.S. bi-weekly payroll which was paid on December 31, 2015 and July 1, 2016.  In the 2015 period, accrued compensation decreased $4.1 million due to the payroll payment on the last day of the 2015 period as compared with December 31, 2014, which was not a payroll date.

Investing activities used $1.0 million and $0.7 million of cash in the 2016 and 2015 periods, respectively. The Company used cash for additions to property and equipment and capitalized software of $1.3 million in the 2016 period and $1.1 million in the 2015 period. The Company has no significant commitments for the purchase of property or equipment at July 1, 2016, and does not expect the amount to be spent in the second half of 2016 on additions to property, equipment and capitalized software to significantly vary from the amount spent in the first half of 2016. Net payments to the Company's deferred compensation plans were $0.1 million in the 2016 period, while net withdrawals from the plan were $0.4 million in the 2015 period.  Additionally, in the 2016 period, the Company received approximately $0.4 million of proceeds from a life insurance policy on a former executive.

During 2015, the Company listed its corporate headquarters for sale for approximately $4.0 million. In the event the building is sold, the Company expects to record a gain on the sale as the book value of the building at July 1, 2016 was approximately $1.3 million.

Financing activities provided $1.5 million of cash in the 2016 period and used $5.7 million in the 2015 period. The Company recorded $0.2 million and $2.3 million in the 2016 and 2015 periods, respectively, from the proceeds from stock option exercises and excess tax benefits from equity-based compensation transactions. Cash borrowed under the Company’s revolving line of credit to fund working capital obligations netted to $4.6 million in the 2016 period. Cash overdrafts netted to $(0.4) million in both the 2016 and 2015 periods, respectively. Cash overdrafts relate to the amount of outstanding checks at a point in time. The Company paid dividends totaling $1.9 million and $1.8 million in the 2016 and 2015 periods, respectively. The Company also used $0.8 million to purchase 105,000 shares for treasury under its buyback program in the 2015 period. No shares were purchased for treasury under the buyback program in the 2016 period. As of July 1, 2016, 0.5 million shares are available under the Company's authorization to purchase shares in future periods.

In October 2015, the Company entered into a new unsecured revolving credit agreement which replaced a demand line of credit and allows the Company to borrow up to $40.0 million. The agreement also allows under its provisions for the Company to borrow up to $17.5 million against the cash surrender value of the Company's life insurance policies. The new agreement expires in October 2018, and has interest rates ranging from 0 to 50 basis points over the prime rate, and 150 to 200 basis points over LIBOR. The Company can borrow under the agreement with either a prime rate or LIBOR rate borrowing at its discretion. At July 1, 2016 and December 31, 2015, there was $4.6 million and $1.2 million, respectively, outstanding under the revolving credit agreement.

The maximum amount outstanding under the credit agreement in the 2016 second quarter was $4.6 million, while borrowings during the quarter averaged $2.3 million and carried a weighted average interest rate of 2.4%. The Company did not have any debt outstanding during the 2015 second quarter which ended July 3, 2015.

Under the new agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at July 1, 2016, included a leverage ratio (total outstanding debt divided by earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted for non-cash charges as necessary) which must be no greater than 2.75 to 1, a calculation of minimum tangible net worth (total shareholders' equity less goodwill and intangible assets) which must be no less than $54.7 million, and total annual expenditures for property, equipment and capitalized software must be no more than $5.0 million. The Company was in compliance with these covenants at July 1, 2016 as the leverage ratio was 0.35, the minimum tangible net worth was $81.4 million, and capital expenditures for property, equipment and capitalized software were $1.3 million in the 2016 year-to-date period.

Of the total cash and cash equivalents reported on the consolidated balance sheet at July 1, 2016 of $10.9 million, approximately $10.3 million was held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and has no intention of doing so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

The Company believes existing internally available funds, cash potentially generated from future operations, funds available under the Company's revolving line of credit totaling $35.4 million, and funds available to be borrowed against the cash surrender value of our life insurance policies of $17.5 million, will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases (if any are made), continue paying a dividend, fund acquisitions, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2016 or 2015 periods other than guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $1.3 million at July 1, 2016.

Contractual Obligations

The company did not enter into any significant contractual obligations during the quarter ended July 1, 2016.

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

Revenue in the Company’s European operations in the 2016 second quarter and year-to-date period as compared with the corresponding 2015 was slightly impacted due to the strength relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the

British Pound. In the 2016 second quarter as compared with the 2015 second quarter, the average value of the Euro increased 2.0% while the average value of the British Pound decreased 6.6%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2015 second quarter to the 2016 second quarter, total European revenue would have been approximately $0.3 million lower, or $17.9 million as compared with the $18.2 million reported. In the 2016 year-to-date period as compared with the corresponding 2015 period, the average value of the Euro decreased 0.1% and the average value of the British Pound decreased 6.0%.  If there had been no change in the exchange rates from the first two quarters of 2015 to the corresponding 2016 period, total European revenue would have been approximately $0.1 million higher, or $36.1 compared with the $36.0 reported. Additionally, operating income (loss) in the 2016 second quarter and year-to-date period was not significantly affected by the decrease in the exchange rates year-over-year.

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

Changes in Internal Control Over Financial Reporting

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on July 1, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company's risk factors from those previously disclosed in the Company's Form 10-K for the period ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases by the Company of its common stock on the open market during the 2016 second quarter. As of July 1, 2016, there were 454,744 shares that may yet be purchased under the approved share repurchase program.

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

Date: July 26, 2016