Form 10-Q
period 2016-09-30
COMPUTER TASK GROUP INC
filed 2016-10-28
CIK 23111

Up to

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	October 21, 2016
Common stock, par value $.01 per share	16,206,543

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 30, 2016	Oct. 2, 2015	Sept. 30, 2016	Oct. 2, 2015
Revenue	$78,065	$93,055	$247,401	$285,276
Direct costs	64,193	75,587	203,072	234,902
Selling, general and administrative expenses	14,567	13,901	42,060	43,478
Goodwill impairment	15,785	—	37,329	—
Operating income (loss)	(16,480)	3,567	(35,060)	6,896
Interest and other income	140	27	165	72
Interest and other expense	63	51	247	148
Income (loss) before income taxes	(16,403)	3,543	(35,142)	6,820
Provision (benefit) for income taxes	(220)	1,472	639	2,928
Net income (loss)	$(16,183)	$2,071	$(35,781)	$3,892
Net income (loss) per share:
Basic	$(1.03)	$0.13	$(2.30)	$0.25
Diluted	$(1.03)	$0.13	$(2.30)	$0.24
Weighted average shares outstanding:
Basic	15,649	15,477	15,586	15,441
Diluted	15,649	15,864	15,586	15,904

Cash dividend per common share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 30, 2016	Oct. 2, 2015	Sept. 30, 2016	Oct. 2, 2015
Net Income (loss)	$(16,183)	$2,071	$(35,781)	$3,892

Foreign currency adjustment	129	92	299	(1,456)
Change in pension loss, net of taxes of $17 and $22 in the 2016 and 2015 third quarters, respectively, and $48 and $68 in the first three quarters of 2016 and 2015, respectively	(9)	(8)	(25)	799
Other comprehensive income (loss)	120	84	274	(657)

Comprehensive income (loss)	$(16,063)	$2,155	$(35,507)	$3,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share balances)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$9,785	$10,801
Accounts receivable, net of allowances of $397 and $377 in 2016 and 2015, respectively	73,533	71,403
Prepaid and other current assets	2,563	1,770
Deferred income taxes	850	804
Total current assets	86,731	84,778
Property, equipment and capitalized software, net	6,095	5,488
Goodwill	—	37,231
Deferred income taxes	5,785	5,573
Cash surrender value of life insurance	30,592	29,753
Investments	379	254
Total assets	$129,582	$163,077
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$6,004	$8,236
Accrued compensation	23,828	17,541
Advance billings on contracts	1,351	945
Dividend payable	952	925
Other current liabilities	3,980	4,157
Total current liabilities	36,115	31,804
Long-term debt	500	1,225
Deferred compensation benefits	11,594	11,904
Other long-term liabilities	515	427
Total liabilities	48,724	45,360
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in both periods	270	270
Capital in excess of par value	124,092	125,226
Retained earnings	83,099	121,798
Less: Treasury stock of 10,839,093 and 8,014,004 shares at cost, in 2016 and 2015, respectively	(112,237)	(60,275)
Stock Trusts of 0 and 3,264,651 shares at cost, in 2016 and 2015, respectively	—	(54,662)
Accumulated other comprehensive loss	(14,366)	(14,640)
Total shareholders’ equity	80,858	117,717
Total liabilities and shareholders’ equity	$129,582	$163,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Quarters Ended
	Sept. 30, 2016	Oct. 2, 2015
Cash flow from operating activities:
Net income (loss)	$(35,781)	$3,892
Adjustments:
Depreciation and amortization expense	1,267	1,532
Equity-based compensation expense	1,322	966
Deferred income taxes	(541)	403
Deferred compensation	85	(95)
Goodwill impairment	37,329	—
Write-off of capitalized software	—	1,180
Changes in assets and liabilities:
Increase in accounts receivable	(1,730)	(9,084)
Increase in prepaid and other current assets	(956)	(816)
Increase in cash surrender value of life insurance	(1,064)	(637)
Decrease in accounts payable	(2,391)	(2,689)
Increase in accrued compensation	6,076	1,133
Increase (decrease) in advance billings on contracts	404	(542)
Decrease in other current liabilities	(285)	831
Increase (decrease) in other long-term liabilities	88	(7)
Net cash provided by (used) in operating activities	3,823	(3,933)
Cash flow from investing activities:
Additions to property and equipment	(1,529)	(872)
Additions to capitalized software	(370)	(641)
Life insurance proceeds	394	—
Deferred compensation plan investments, net	(119)	514
Net cash used in investing activities	(1,624)	(999)
Cash flow from financing activities:
Proceeds from (payments on) long-term debt, net	(725)	10,000
Proceeds from stock option plan exercises	229	2,066
Excess tax benefits from equity-based compensation	22	345
Proceeds from Employee Stock Purchase Plan	161	213
Change in cash overdraft, net	(226)	142
Dividends paid	(2,844)	(2,713)
Payments against loans on life insurance policies	—	(22,827)
Purchase of stock for treasury	—	(1,406)
Net cash used in financing activities	(3,383)	(14,180)
Effect of exchange rates on cash and cash equivalents	168	(805)
Net decrease in cash and cash equivalents	(1,016)	(19,917)
Cash and cash equivalents at beginning of year	10,801	40,862
Cash and cash equivalents at end of quarter	$9,785	$20,945

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal quarter where the last day of each of the first three quarters is a Friday. The 2016 third quarter began on July 2, 2016 and ended on September 30, 2016. The 2015 third quarter began on July 4, 2015 and ended October 2, 2015. There were 63 and 64 billable days in the third quarters of 2016 and 2015, respectively, and 192 and 193 billable days in the first three quarters of 2016 and 2015, respectively.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. There are no unconsolidated entities, or off-balance sheet arrangements other than certain guarantees supporting office leases and the performance under government contracts in the Company's European operations. All inter-company accounts have been eliminated.

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters and three quarters ended September 30, 2016 and October 2, 2015 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 30, 2016	Oct. 2, 2015	Sept. 30, 2016	Oct. 2, 2015
IT solutions	28.3%	32.6%	29.4%	33.0%
IT and other staffing	71.7%	67.4%	70.6%	67.0%
Total	100.0%	100.0%	100.0%	100.0%

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

CTG’s revenue by vertical market as a percentage of total revenue for the quarters and three quarters ended September 30, 2016 and October 2, 2015 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 30, 2016	Oct. 2, 2015	Sept. 30, 2016	Oct. 2, 2015
Technology service providers	36.3%	32.4%	35.2%	30.3%
Manufacturing	24.6%	24.9%	24.1%	26.3%
Healthcare	17.1%	23.7%	18.4%	24.2%
Financial services	7.6%	7.0%	7.6%	7.0%
Energy	4.6%	5.1%	5.3%	5.3%
General markets	9.8%	6.9%	9.4%	6.9%
Total	100.0%	100.0%	100.0%	100.0%

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At September 30, 2016 and December 31, 2015, the carrying amounts of the Company’s cash of $9.8 million and $10.8 million, respectively, approximated fair value.

The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this accounting standard for any specific contracts during the quarters ended September 30, 2016 or October 2, 2015.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies on approximately 20 individuals, whose average age is 73 years old.  Those policies have generated cash surrender value. At September 30, 2016 and December 31, 2015, these insurance policies had gross cash surrender values of $29.3 million and $28.9 million, respectively, which are included on the consolidated balance sheet in “Cash surrender value of life insurance” under non-current assets. During the first three quarters of 2015, the Company used approximately $22.8 million of cash to pay off the outstanding loans against these policies, and there are no loans currently outstanding.

At September 30, 2016 and December 31, 2015, the total death benefit for the remaining policies was approximately $41.0 and $40.4 million, respectively. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $40.4 million after the payment of obligations, and, under current tax regulations, record a non-taxable gain of approximately $11.1 million.

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

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at September 30, 2016 and December 31, 2015 are summarized as follows:

(amounts in thousands)	Sept. 30, 2016	Dec. 31, 2015
Property, equipment and capitalized software	$23,703	$24,070
Accumulated depreciation and amortization	(17,608)	(18,582)
Property, equipment and capitalized software, net	$6,095	$5,488

The Company recorded $0.1 million and $0.4 million of capitalized software costs during the quarter and three quarters ended September 30, 2016, respectively, and $0.1 million and $0.6 million of capitalized software costs during the quarter and three quarters ended October 2, 2015, respectively. As of those dates, the Company had capitalized a total of $2.5 million and $2.2 million, respectively, for software projects developed for internal use. Amortization periods range from three to five years, and are evaluated annually for propriety. Amortization expense totaled approximately $0.1 million in both the quarter and three quarters ended September 30, 2016, respectively, and less than $0.1 million and approximately $0.3 million in the quarter and three quarters ended October 2, 2015, respectively. Accumulated amortization for these projects totaled $1.9 million and $1.7 million as of September 30, 2016 and October 2, 2015, respectively.

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

Guarantees

The Company has several guarantees in place in its European operations which support office leases and performance under government contracts. These guarantees totaled approximately $1.0 million and $1.2 million at September 30, 2016 and December 31, 2015, respectively, and generally have expiration dates ranging from October 2016 through April 2020.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classifications of Deferred Taxes,” which amended accounting guidance related to the presentation of deferred tax liabilities and assets. The amended guidance requires that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This guidance is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted. This guidance can also be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Upon adoption of this guidance in 2017, the Company, given current financial results, would reclassify approximately $0.9 million from current to non-current assets.

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

The goodwill recorded on the Company's condensed consolidated balance sheet relates to CTG’s Healthcare Solutions (CTGHS) reporting unit. In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment exist in interim periods. The Company uses the two-step approach to test goodwill for potential impairment. Step One compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, Step Two must be performed. Step Two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

During the 2016 first quarter, the Company determined that goodwill impairment indicators existed which required an interim impairment analysis. The impairment indicator was a significant and sustained decrease in the Company’s overall market capitalization, as the Company’s stock price during the 2016 first quarter fell by as much as 29% from its value at December 31, 2015. As a result of this indicator, the Company conducted an interim analysis of CTGHS to determine if an impairment existed. In performing the assessment, the Company estimated the fair value of CTGHS based on a combination of the income and market approaches. The income approach uses a discounted cash flow (DCF) method which utilizes the present value of expected future cash flows to estimate fair value of the reporting unit. The future cash flows for CTGHS was projected based on our estimates of future revenue, operating income and other factors such as working capital and capital expenditures, and a discount rate used in the present value calculation. As part of our projections, the Company took into account expected industry and market conditions for the healthcare industry, as well as trends currently affecting CTGHS. The market approach utilizes multiples of revenue and earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of the reporting unit. The market multiples used for CTGHS were based on competitor and industry data, along with the market multiples for the Company and other factors. The Company also completed a comparison of its overall market capitalization to the market value of CTGHS and the Company’s other non-reporting business units. Based upon the analysis performed, the Company determined that the fair value of CTGHS was less than its carrying value, which required the Company to perform a Step Two goodwill impairment test.

As a result of the first quarter Step Two analysis, the Company determined the implied fair value of its goodwill balance was below the carrying value. Accordingly, the Company recorded a non-tax deductible goodwill impairment charge of $21.5 million to reduce the value of its goodwill balance to the implied fair value.

During the 2016 third quarter, the Company determined that goodwill impairment indicators existed which required an interim impairment analysis. These impairment indicators were the unexpected declining revenue and profits in the CTGHS business unit, the resignation of both the sales leader (who was the Company’s former CEO) and the delivery leader of CTGHS in the 2016 third quarter, effectively leaving the business unit without executive leadership, and a continued decrease in the Company’s overall market capitalization.  As a result of these indicators, the Company conducted an interim analysis of CTGHS to determine if an impairment existed. In performing the assessment, the Company again performed the procedures it had previously performed in the 2016 first quarter, as detailed above. The most significant changes in our Step One analysis from the first quarter to the third quarter were reductions in our estimates of future revenue and operating income based upon the unexpected negative trends experienced in the third quarter, as well as the resulting reductions in the revenue and EBITDA market multiples that correlate to the decline in our overall market capitalization.  Based upon the analysis performed, the Company determined that the fair value of CTGHS was less than its carrying value, which required the Company to perform a Step Two goodwill impairment test.

As a result of the third quarter Step Two analysis, the Company determined the implied fair value of its goodwill balance was below the carrying value. Accordingly, the Company recorded a non-tax deductible goodwill impairment charge in the 2016 third quarter of $15.8 million which reduced the value of its goodwill balance to the implied fair value, or $0 as of September 30, 2016.

4.	Net Income (Loss) Per Share

Basic and diluted earnings (loss) per share (EPS) for the quarters and three quarters ended September 30, 2016 and October 2, 2015 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands, except per-share data)	Sept. 30, 2016	Oct. 2, 2015	Sept. 30, 2016	Oct. 2, 2015
Weighted-average number of shares outstanding during period	15,649	15,477	15,586	15,441
Common stock equivalents - incremental shares primarily under equity-based compensation plans	—	387	—	463
Number of shares on which diluted earnings per share is based	15,649	15,864	15,586	15,904
Net income (loss)	$(16,183)	$2,071	$(35,781)	$3,892
Net income (loss) per share
Basic	$(1.03)	$0.13	$(2.30)	$0.25
Diluted	$(1.03)	$0.13	$(2.30)	$0.24

Weighted-average shares represent the average number of issued shares less treasury shares and shares held in the Stock Trusts, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 1.6 million and 0.9 million shares of common stock were outstanding at September 30, 2016 and October 2, 2015, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

5.	Investments

The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At September 30, 2016 and December 31, 2015, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.4 million and $0.3 million, respectively, and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see note 2 for “Fair Value”). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2016 and 2015 third quarters and year-to-date periods.

6.	Debt

In October 2015, the Company entered into a new unsecured revolving credit agreement which replaced a demand line of credit and allows the Company to borrow up to $40.0 million. The agreement also allows under its provisions for the Company to borrow up to $17.5 million against the cash surrender value of the Company's life insurance policies. The new agreement expires in October 2018, and has interest rates ranging from 0 to 50 basis points over the prime rate, and 150 to 200 basis points over LIBOR. The Company can borrow under the agreement at either the prime rate or a LIBOR rate option, at its discretion. At September 30, 2016 and December 31, 2015, there was $0.5 million and $1.2 million, respectively, outstanding under the revolving credit agreement.

The maximum amount outstanding under the credit agreement in the 2016 third quarter was $4.6 million, while borrowings during the quarter averaged $2.0 million and carried a weighted average interest rate of 3.5%. The Company borrowed $10 million during the 2015 third quarter which ended October 2, 2015 to provide additional working capital to enable the pay down of life insurance loans the Company had previously taken against the cash surrender value of owned policies.

Under the new agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at September 30, 2016, included a leverage ratio (total outstanding debt divided by earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted for non-cash charges (including goodwill impairments) as necessary) which must be no greater than 2.75 to 1, a calculation of minimum tangible net worth (total shareholders' equity less goodwill and intangible assets) which must be no less than $46.5 million, and total annual expenditures for property, equipment and capitalized software must be no more than $5.0 million. The Company was in compliance with these covenants at September 30, 2016 as the leverage ratio was 0.05, the minimum tangible net worth was $80.6 million, and capital expenditures for property, equipment and capitalized software were $1.9 million in the 2016 year-to-date period.

7.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015 are as follows:

(amounts in thousands)	Sept. 30, 2016	Dec. 31, 2015
Foreign currency	$(7,387)	$(7,686)
Pension loss, net of tax of $858 in 2016, and $906 in 2015	(6,979)	(6,954)
Accumulated other comprehensive loss	$(14,366)	$(14,640)

During the 2016 and 2015 third quarter and first three quarters, actuarial losses were amortized to expense as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	Sept. 30, 2016	Oct. 2, 2015	Sept. 30, 2016	Oct. 2, 2015
Amortization of actuarial losses	$71	$98	$215	$293
Income tax	(17)	(22)	(48)	(68)
Net of tax	$54	$76	$167	$225

The amortization of both prior service cost and actuarial losses are included in determining net periodic pension cost. See note 9, "Deferred Compensation and Other Benefits" for additional information.

8.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 40% of pre-tax income. The 2016 third quarter ETR was a benefit of 1.3% and the 2016 year-to-date ETR was (1.8)%.

The ETR was lower than the normal range in the 2016 third quarter primarily due to the non-deductible goodwill impairment charge totaling $15.8 million taken in the quarter, which, when considered in the tax provision resulted in reduced taxable loss, and also due to the extension of the Work Opportunity Tax Credit (WOTC) and the Research and Development tax credit (R&D) which were renewed by the U.S. federal government in the 2015 fourth quarter and are effective for all of 2016.  The 2016 year-to-date ETR was lower than the normal range due to the non-deductible goodwill impairment charges totaling $37.3 million taken in the 2016 first and third quarters, which, when considered in the tax provision resulted in net taxable income, and due to the WOTC and the R&D credits.

The ETR was 41.5% in the 2015 third quarter and 42.9% in the 2015 year-to-date period. Both ETRs were higher than the normal range primarily due to the expiration of certain federal income tax credits as of December 31, 2014. The WOTC and the R&D were not renewed by the U.S. federal government as of October 2, 2015 and were therefore not included in the ETR for the 2015 third quarter or year-to-date period.

At September 30, 2016, the undistributed earnings of foreign subsidiaries totaled approximately $21.3 million. Deferred taxes have not been provided for the undistributed earnings of the Company’s foreign subsidiaries as they are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

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

Net periodic pension cost for the quarters and three quarters ended September 30, 2016 and October 2, 2015 for the ESBP was as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	Sept. 30, 2016	Oct. 2, 2015	Sept. 30, 2016	Oct. 2, 2015
Interest cost	$60	$65	$182	$196
Amortization of actuarial loss	43	60	129	180
Net periodic pension cost	$103	$125	$311	$376

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see note 2 for “Life Insurance Policies”). The Company does not anticipate making contributions to the plan other than for benefit payments as required in 2016 and future years. In the 2016 third quarter and year-to-date period, the Company has made benefit payments totaling approximately $0.1 million and $0.5 million, respectively, and expects to make payments in 2016 totaling approximately $0.7 million.

The Company also retained a contributory defined benefit plan for its previous employees located in the Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003. Net periodic pension cost was approximately $18,000 and $55,000 in the 2016 third quarter and year-to-date period, respectively, and $19,000 and $55,000 in the corresponding 2015 periods, respectively.

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

The change in the fair value of plan assets for the NDBP for the three quarters ended September 30, 2016 and October 2, 2015 was as follows:

	For the Three Quarters Ended
(amounts in thousands)	Sept. 30, 2016	Oct. 2, 2015
Fair value of plan assets at beginning of period	$7,106	$7,910
Return on plan assets	216	216
Contributions	—	—
Benefits paid	(113)	(103)
Effect of exchange rate changes	207	(642)
Fair value of plan assets at end of quarter	$7,416	$7,381

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. Cash contributions made to this plan in the 2016 first quarter for amounts earned in 2015 totaled $0.2 million. The investments in the plan are included in the total assets of the Company, and are discussed in note 5, “Investments.” Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were 5,000 stock units purchased in the 2016 first quarter, and none in the 2016 second or third quarters.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. There were no cash contributions made to the plan in the 2016 third quarter, and contributions in the first three quarters of 2016 totaled $0.3 million. At the time the contributions were made, the non-employee directors elected to purchase stock units from the Company at current market prices using their available investment balance within the plan. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in return for funds received, the Company released shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

10.	Equity-based Compensation

During the 2016 first quarter, the Company issued restricted stock and stock units representing a total of 512,650 shares to certain of its employees on January 4, 2016 (10,000 shares) and February 29, 2016 (502,650 shares), respectively. No restricted stock was issued during the 2015 first quarter. Of the 512,650 shares granted, 10,000 were funded out of treasury stock and 502,650 were funded out of the Computer Task Group, Inc. Stock Compensation Employee Trust.  No stock option or restricted stock grants were made during the 2016 second quarter.  Stock options totaling 200,000 shares and restricted stock totaling 67,000 shares were granted during the 2015 second quarter, which were funded out of treasury stock. The Company granted stock options totaling approximately 180,000 shares and restricted stock totaling approximately 16,000 shares during the 2016 third quarter, which were funded out of treasury stock. Approximately 19,000 shares of restricted stock were granted in the 2015 third quarter, which were funded out of treasury stock.

The 2016 stock, stock unit and stock option grants vest over a period of four years, with 25% of the grant vesting one year from the date of grant, and another 25% vesting each year thereafter until the grant is fully vested to the employee. The Company recognizes compensation expense for these grants over the expected term of the grant, or four years.

The restricted shares granted are considered outstanding, can be voted, and are eligible to receive dividends in the event any are paid. However, the restricted shares do not include a non-forfeitable right for the holder to receive dividends and none will be paid in the event the awards do not vest. Accordingly, only vested shares of outstanding restricted stock are included in the basic earnings per share calculation. The shares, share units and stock options were granted from the 2010 Equity Award Plan.

11.	Treasury Stock

The Company did not purchase any shares for treasury during the 2016 third quarter or year-to-date period. At September 30, 2016, approximately 0.5 million shares remained authorized for future purchases. The Company issued 45,000 shares and 305,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2016 third quarter and year-to-date period, respectively.

During the 2015 third quarter, the Company used $0.6 million to purchase 78,000 shares of its stock for treasury pursuant to the Company’s share repurchase plan. During the 2015 year-to-date period, the Company used approximately $1.4 million to purchase 183,000 shares pursuant to the Company share repurchase plan. At October 2, 2015, approximately 0.5 million shares remained authorized for future purchases. The Company issued 91,000 shares and 633,000 shares out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants during the 2015 third quarter and year-to-date period, respectively.

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

In the 2016 third quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $24.4 million or 31.3% of consolidated revenue as compared with $26.3 million or 28.3% of consolidated revenue in the comparable 2015 period. In the 2016 year-to-date period, IBM accounted for $75.5 million or 30.5% of consolidated revenue, compared with $74.5 or 26.1% of consolidated revenue in the comparable 2015 period. The National Technical Services Agreement with IBM expires on December 31, 2017. The Company’s accounts receivable from IBM at September 30, 2016 and December 31, 2015 totaled $30.0 million and $26.4 million, respectively.

In the 2016 third quarter, SDI International (SDI) was the Company’s second largest customer and accounted for $8.6 million or 11.0% of consolidated revenue as compared with $10.5 million or 11.3% of revenue in the comparable 2015 period. In the 2016 year-to-date period, SDI accounted for $25.2 million or 10.2% of consolidated revenue, compared with $35.5 million or 12.5% of consolidated revenue in the comparable 2015 period.  SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI are for employees working at Lenovo. The Company’s accounts receivable from SDI at September 30, 2016 and December 31, 2015 totaled $5.7 million and $5.5 million, respectively.

No other customer accounted for 10% or more of the Company's revenue during the 2016 or 2015 third quarters or year-to-date periods.

13.	Severance

On July 21, 2016, the Company’s President and Chief Executive Officer, Clifford B. Bleustein, resigned by mutual agreement with the Company’s Board of Directors.  In accordance with Mr. Bleustein’s employment agreement, the Company recorded severance charges for Mr. Bleustein, and one other former executive, of approximately $1.5 million, or $1.0 million net of tax, or $0.06 per diluted share, in the 2016 third quarter.  The severance charges are included in selling, general, and administrative expenses on the condensed consolidated statement of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Three Quarters Ended September 30, 2016

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters and three quarters ended September 30, 2016 and October 2, 2015 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 30, 2016	Oct. 2, 2015	Sept. 30, 2016	Oct. 2, 2015
IT solutions	28.3%	32.6%	29.4%	33.0%
IT and other staffing	71.7%	67.4%	70.6%	67.0%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarters and three quarters ended September 30, 2016 and October 2, 2015 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 30, 2016	Oct. 2, 2015	Sept. 30, 2016	Oct. 2, 2015
Technology service providers	36.3%	32.4%	35.2%	30.3%
Manufacturing	24.6%	24.9%	24.1%	26.3%
Healthcare	17.1%	23.7%	18.4%	24.2%
Financial services	7.6%	7.0%	7.6%	7.0%
Energy	4.6%	5.1%	5.3%	5.3%
General markets	9.8%	6.9%	9.4%	6.9%
Total	100.0%	100.0%	100.0%	100.0%

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. The Company’s competition varies significantly by geographic region, as well as by the type of service provided. Many of the Company’s competitors are larger than CTG, and have greater financial, technical, sales and marketing resources. In addition, the Company frequently competes with a client’s own internal IT staff. Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India and other parts of Asia). Regularly, new IT products and services are introduced which may render our existing IT solutions and IT staffing services obsolete. The economic conditions in the markets we serve are continuously changing and may negatively impact our business if we can't adapt to negative conditions as they occur. Furthermore, the Company’s healthcare vertical market grew over recent years primarily from installing electronic medical records (EMR) systems.  However, as of today, EMR installations are largely complete within the healthcare market. There can be no assurance that CTG will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters and three quarters ended September 30, 2016 and October 2, 2015 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Sept. 30, 2016	Oct. 2, 2015	Sept. 30, 2016	Oct. 2, 2015
Time-and-material	86.1%	87.8%	86.8%	88.1%
Progress billing	11.0%	10.3%	10.5%	9.9%
Percentage-of-completion	2.9%	1.9%	2.7%	2.0%
Total	100.0%	100.0%	100.0%	100.0%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of operations with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	Sept. 30, 2016		Oct. 2, 2015
	(amounts in thousands)
Revenue	100.0%	$78,065	100.0%	$93,055
Direct costs	82.2%	64,193	81.2%	75,587
Selling, general and administrative expenses	18.7%	14,567	15.0%	13,901
Goodwill impairment	20.2%	15,785	—%	—
Operating income (loss)	(21.1)%	(16,480)	3.8%	3,567
Interest and other expense, net	0.1%	77	—%	(24)
Income (loss) before income taxes	(21.0)%	(16,403)	3.8%	3,543
Provision (benefit) for income taxes	(0.3)%	(220)	1.6%	1,472
Net income (loss)	(20.7)%	$(16,183)	2.2%	$2,071

For the Three Quarters Ended:	Sept. 30, 2016		Oct. 2, 2015
	(amounts in thousands)
Revenue	100.0%	$247,401	100.0%	$285,276
Direct costs	82.1%	203,072	82.4%	234,902
Selling, general and administrative expenses	17.0%	42,060	15.2%	43,478
Goodwill impairment	15.1%	37,329	—%	—
Operating income (loss)	(14.2)%	(35,060)	2.4%	6,896
Interest and other expense, net	—%	(82)	—%	(76)
Income (loss) before income taxes	(14.2)%	(35,142)	2.4%	6,820
Provision for income taxes	0.3%	639	1.0%	2,928
Net income (loss)	(14.5)%	$(35,781)	1.4%	$3,892

The Company recorded revenue in the 2016 and 2015 periods as follows:

For the Quarter Ended:	Sept. 30, 2016		Oct. 2, 2015		Year-over-Year Change
	(amounts in thousands)
North America	78.5%	$61,282	82.6%	$76,819	(20.2)%
Europe	21.5%	16,783	17.4%	16,236	3.4%
Total	100.0%	$78,065	100.0%	$93,055	(16.1)%

For the Three Quarters Ended:	Sept. 30, 2016		Oct. 2, 2015		Year-over-Year Change
	(amounts in thousands)
North America	78.7%	$194,649	82.2%	$234,597	(17.0)%
Europe	21.3%	52,752	17.8%	50,679	4.1%
Total	100.0%	$247,401	100.0%	$285,276	(13.3)%

There were 63 billable days in the 2016 third quarter and 64 billable days in the 2015 third quarter. Reimbursable expenses billed to customers and included in revenue totaled $0.9 million and $1.7 million in the 2016 and 2015 third quarters, respectively.

There were 192 billable days in the 2016 year-to-date period, and 193 billable days in the comparable 2015 period. Reimbursable expenses billed to customers and included in revenue totaled $3.2 million and $5.2 million in the 2016 and 2015 year-to-date periods, respectively.

The revenue decrease in North America in the 2016 third quarter and year-to-date period as compared with the corresponding 2015 periods was primarily due to a significant decrease in demand for the Company's IT solutions business, primarily in the Company’s healthcare vertical market, as well as a significant decrease in demand for our IT and other staffing services business, primarily in our manufacturing vertical market.

On a consolidated basis, IT solutions revenue decreased $8.2 million or 27.1% in the 2016 third quarter, and $21.3 million or 22.7% in the 2016 year-to-date period, as compared with the corresponding 2015 periods. The Company’s healthcare vertical market grew from 2008-2012 primarily from installing electronic medical records (EMR) systems in hospitals and health systems.  As of today, EMR installations are largely complete within the healthcare market. Beginning in late 2014, the Company began to see significant reductions in billable resources at a number of its larger healthcare clients which further decreased IT solutions revenue in the Company's healthcare vertical market as existing projects came to an end. This decrease in spending on healthcare IT projects continued in the first three quarters of 2016 for the customers that we serve.

On a consolidated basis, IT and other staffing revenue decreased $6.8 million or 10.8% in the 2016 third quarter, and $16.6 million or 8.7% in the 2016 year-to-date period, as compared with the corresponding 2015 periods. The IT staffing decrease was primarily due to a decrease in demand from one of the Company's largest staffing customers. The Company has also been informed by its largest client that there will be significant reductions in both requirements and billable rates for certain of the employees provided to this client beginning in the 2016 fourth quarter.  These reductions in requirements, which may total as much as 20% of the total requirements received from this client, will significantly reduce the Company’s revenue beginning in the 2016 fourth quarter. Additionally, if the Company is not able to adequately adjust its cost structure, the loss of requirements and reduction in billable rates may significantly negatively impact its profitability beginning in the 2016 fourth quarter. The Company’s headcount was approximately 3,500 employees at September 30, 2016, which was a 5% decrease from approximately 3,700 employees at October 2, 2015, and a 3% decrease from approximately 3,600 employees at December 31, 2015.

Revenue in the Company’s European operations in the 2016 third quarter and year-to-date period as compared with the corresponding 2015 periods increased primarily due to a significant increase in IT solutions work across a number of the Company’s vertical markets.

The revenue increase in Europe in the countries in which the Company operates (Belgium, Luxembourg, and the United Kingdom) in the 2016 third quarter was due in part to the relative strength of the U.S. dollar as compared with the currencies of Belgium and Luxembourg, offset by the weakness of the currency of the United Kingdom. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2016 third quarter as compared with the 2015 third quarter, the average value of the Euro increased 0.3% while the average value of the British Pound decreased 15.2%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2015 third quarter to the 2016 third quarter, total European revenue would have been approximately $0.1 million higher, or $16.9 million as compared with the $16.8 million reported. In the 2016 year-to-date period as compared with the corresponding 2015 period, the average value of the Euro increased 0.1% and the average value of the British Pound decreased 9.1%.  If there had been no change in the exchange rates from the first three quarters of 2015 to the corresponding 2016 period, total European revenue would have been approximately $0.2 million higher, or $53.0 million compared with the $52.8 million reported. Operating income (loss) in the 2016 third quarter and year-to-date period was not significantly affected by the changes in the exchange rates year-over-year.

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

In the 2016 third quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $24.4 million or 31.3% of consolidated revenue as compared with $26.3 million or 28.3% of consolidated revenue in the comparable 2015 period. In the 2016 year-to-date period, IBM accounted for $75.5 million or 30.5% of consolidated revenue, compared with $74.5 or 26.1% of consolidated revenue in the comparable 2015 period.  As previously mentioned in the paragraph discussing IT and other staffing revenue, the Company anticipates a significant reduction in requirements from IBM beginning in the 2016 fourth quarter which will lead to lower revenue from this customer in the 2016 fourth quarter and future periods. The National Technical Services Agreement with IBM expires on December 31, 2017. The Company’s accounts receivable from IBM at September 30, 2016 and December 31, 2015 totaled $30.0 million and $26.4 million, respectively.

In the 2016 third quarter, SDI International (SDI) was the Company’s second largest customer and accounted for $8.6 million or 11.0% of consolidated revenue as compared with $10.5 million or 11.3% of revenue in the comparable 2015 period. In the 2016 year-to-date period, SDI accounted for $25.2 million or 10.2% of consolidated revenue, compared with $35.5 million or 12.5% of consolidated revenue in the comparable 2015 period.  SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI are for employees working at Lenovo. The Company’s accounts receivable from SDI at September 30, 2016 and December 31, 2015 totaled $5.7 million and $5.5 million, respectively.

No other customer accounted for 10% or more of the Company's revenue during the 2016 or 2015 third quarters or year-to-date periods.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 82.2% of revenue in the 2016 third quarter as compared with 81.2% of revenue in the 2015 third quarter, and 82.1% of revenue in the 2016 year-to-date period as compared with 82.4% of revenue in the corresponding 2015 period. The Company’s direct costs as a percentage of revenue increased in the 2016 third quarter and slightly decreased in the year-to-date period as compared with the corresponding 2015 periods primarily due to a shift in the business mix to a larger proportion comprising of IT and other staffing business which has higher direct costs.  In the 2016 second quarter, which impacts the 2016 year-to-date period, the Company’s European operations recorded a payroll tax credit totaling approximately $0.7 million which reduced direct costs in 2016.  The credited amounts returned certain costs incurred from 2011-2014, and the Company does not anticipate a significant credit in the future. In the 2015 second quarter, which impacts the 2015 year-to-date period, the Company recorded several charges totaling $2.1 million which increased direct costs in that period.

Selling, general and administrative (“SG&A”) expenses were 18.7% of revenue in the 2016 third quarter as compared with 15.0% in the corresponding 2015 period, and 17.0% in the 2016 year-to-date period as compared with 15.2% in the corresponding 2015 period. The increase in SG&A expenses as a percentage of revenue in the 2016 third quarter and year-to-date period as compared with the corresponding 2015 periods is primarily due to SG&A expenses associated with our operating units as the Company continues to make investments in sales, recruiting and delivery resources in order to focus on the Company’s long-term growth.  Additionally, severance incurred for the resignation of two former executives totaling $1.5 million is included in the 2016 third quarter and year-to-date results.

During the 2016 first quarter, the Company determined that a goodwill impairment indicator existed which required an interim impairment analysis. As a result of the analysis, the Company determined the implied fair value of its goodwill balance was below the carrying value. Accordingly, the Company recorded a non-tax deductible goodwill impairment of $21.5 million to reduce the value of its goodwill balance to the implied fair value.  Additionally, during the 2016 third quarter, the Company determined that a goodwill impairment indicator existed which required an interim impairment analysis. As a result of the analysis, the Company determined the implied fair value of its goodwill balance was again below the carrying value. Accordingly, the Company recorded a non-tax deductible goodwill impairment of $15.8 million to reduce the value of its goodwill balance to the implied fair value, which reduced the Company’s goodwill balance to $0.0.

Operating income (loss) was (21.1)% of revenue in the 2016 third quarter, as compared with 3.8% of revenue in the 2015 third quarter, and (14.2)% in the 2016 year-to-date period as compared with 2.4% in the 2015 year-to-date period.  The significant loss in the 2016 year-to-date period is due to the goodwill impairment charges of $21.5 million and $15.8 million taken in the 2016 first and third quarters, respectively. Operating income (loss) from North American operations was $(15.5) million and $(35.9) million in the 2016 third quarter and year-to-date periods, respectively, as compared with $3.1 million and $6.0 million, respectively, in the corresponding 2015 periods. Operating income (loss) from our European operations was $(1.0) million and $0.8 million, respectively, in the 2016 third quarter and year-to-date 2016 periods, as compared with $0.5 million and $0.9 million, respectively, in the corresponding 2015 periods.  The 2016 third quarter results in Europe were reduced by a goodwill impairment charge of approximately $1.7 million, and the year-to-date results in Europe were impacted by the goodwill impairment charge, offset by a payroll tax credit of $0.7 million recorded in the 2016 second quarter.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 40% of pre-tax income. The 2016 third quarter ETR was a benefit of 1.3% and the 2016 year-to-date ETR was (1.8)%.

The ETR was lower than the normal range in the 2016 third quarter primarily due to the non-deductible goodwill impairment charge totaling $15.8 million taken in the quarter, which, when considered in the tax provision resulted in reduced taxable loss, and also due to the extension of the Work Opportunity Tax Credit (WOTC) and the Research and Development tax credit (R&D) which were renewed by the U.S. federal government in the 2015 fourth quarter and were effective for all of 2016.  The 2016 year-to-date ETR was lower than the normal range due to the non-deductible goodwill impairment charges totaling $37.3 million in the 2016 first and third quarters, which, when considered in the tax provision resulted in net taxable income, and due to the WOTC and R&D credits.

The ETR was 41.5% in the 2015 third quarter and 42.9% in the 2015 year-to-date period. Both ETRs were higher than the normal range primarily due to the expiration of certain federal income tax credits as of December 31, 2014. The WOTC and the R&D were not renewed by the U.S. federal government as of October 2, 2015 and were therefore not included in the ETR for the 2015 third quarter or year-to-date period.

Net income (loss) was (20.7)% of revenue or $(1.03) per diluted share in the 2016 third quarter, as compared with 2.2% of revenue or $0.13 per diluted share in the 2015 third quarter, and (14.5)% or $(2.30) in the first three quarters of 2016 as compared with 1.4% or $0.24 per diluted share in the first three quarters of 2015.  Diluted earnings per share was calculated using 15.6 million and 15.9 million weighted-average equivalent shares outstanding for the quarters ended September 30, 2016 and October 2, 2015, respectively, and 15.6 million and 15.9 million weighted-average shares outstanding for the three quarters ended September 30, 2016 and October 2, 2015, respectively.

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

Goodwill Valuation

The goodwill recorded on the Company's condensed consolidated balance sheet relates to CTG’s Healthcare Solutions (CTGHS) reporting unit. In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment exist in interim periods. The Company uses the two-step approach to test goodwill for potential impairment. Step One compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, Step Two must be performed. Step Two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

During the 2016 first quarter, the Company determined that a goodwill impairment indicator existed which required an interim impairment analysis. This impairment indicator was a significant and sustained decrease in the Company’s overall market capitalization, as the Company’s stock price in the 2016 first quarter fell by as much as 29% from its value at December 31, 2015. As a result of this indicator, the Company conducted an interim analysis of CTGHS to determine if an impairment existed. In performing the assessment, the Company estimated the fair value of CTGHS based on a combination of the income and market approaches. The income approach uses a discounted cash flow (DCF) method which utilizes the present value of expected future cash flows to estimate fair value of the reporting unit. The future cash flows for CTGHS was projected based on our estimates of future revenue, operating income and other factors such as working capital and capital expenditures and a discount rate used in the present value calculation. As part of our projections, the Company took into account expected industry and market conditions for the healthcare industry, as well as trends currently affecting CTGHS. The market approach utilizes multiples of revenue and earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of the reporting unit. The market multiples used for CTGHS were based on competitor industry data, along with the market multiples for the Company and other factors. The Company also completed a comparison of its overall market capitalization to the market value of CTGHS and the Company’s other non-reporting business units. Based upon the analysis performed, the Company determined that the fair value of CTGHS was less than its carrying value, which required the Company to perform a Step Two goodwill impairment test.

As a result of the first quarter Step Two analysis, the Company determined the implied fair value of its goodwill balance was below the carrying value. Accordingly, the Company recorded a non-tax deductible goodwill impairment charge of $21.5 million to reduce the value of its goodwill balance to the implied fair value.

During the 2016 third quarter, the Company determined that goodwill impairment indicators existed which required an interim impairment analysis. These impairment indicators were the unexpected decline in the revenue and profits of the CTGHS business unit, the resignation of both the sales leader (who was the Company’s former CEO) and delivery leader of CTGHS in the 2016 third quarter, effectively leaving the business unit without executive leadership, and a continued decrease in the Company’s overall market capitalization.  As a result of these indicators, the Company conducted an interim analysis of CTGHS to determine if an impairment existed. In performing the assessment, the Company again performed the procedures it had previously performed in the 2016 first quarter, as detailed above. The most significant changes in our Step One analysis from the first quarter to the third quarter were reductions in our estimates of future revenue and operating income based upon the unexpected negative trends experienced in the third quarter, as well as the resulting reductions in the revenue and EBITDA market multiples that correlate to the decline in our overall market capitalization. Based upon the analysis performed, the Company determined that the fair value of CTGHS was less than its carrying value, which required the Company to perform a Step Two goodwill impairment test.

As a result of the third quarter Step Two analysis, the Company determined the implied fair value of its goodwill balance was below the carrying value. Accordingly, the Company recorded a non-tax deductible goodwill impairment charge in the 2016 third quarter of $15.8 million which reduced the value of its goodwill balance to the implied fair value, or $0 as of September 30, 2016.

Income Taxes—Valuation Allowances on Deferred Tax Assets

At September 30, 2016, the Company had a total of approximately $6.6 million of current and non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards and state taxes. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the expected tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At September 30, 2016, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $1.0 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at September 30, 2016, the Company had offset a portion of these assets with a valuation allowance totaling $0.9 million, resulting in a net deferred tax asset from net operating loss carryforwards of $0.1 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the 2016 third quarter and year-to-date period would have increased or decreased net income by approximately $(6,700) and $21,300, respectively.

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

Financial Condition and Liquidity

Cash provided by operating activities was $3.8 million in the 2016 year-to-date period (2016 period), while the Company’s operating activities used $3.9 million in the 2015 year-to-date period (2015 period). In the 2016 period, the net loss was $(35.8) million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, deferred compensation, and goodwill impairment charges totaled $39.5 million. In the 2015 period, net income was $3.9 million, while the corresponding non-cash adjustments totaled $4.0 million.

The accounts receivable balance increased $1.7 million in the 2016 period, and increased $9.1 million in the 2015 period. The increase in the accounts receivable balance in the 2016 period primarily resulted from an increase in days sales outstanding (DSO) of 10 days to 86 days from 76 days at December 31, 2015. The increase was due to the timing of payments received from our largest customer in relation to quarter-end, and a general lengthening of payment terms from the largest clients in our IT staffing and other market.  This increase in DSO was partially offset by a decrease in revenue of 16% in the 2016 period as compared with prior periods. The increase in the accounts receivable balance in the 2015 period primarily resulted from DSO increasing seven days to 73 days at October 2, 2015 from 66 days at December 31, 2014, offset by a 4% decrease in revenue in 2015 as compared with 2014. The increase in DSO in both is due to the Company removing itself from an advance pay program with our largest client whereby payments were made in 15 days for a fee as compared with 65 days in 2015, and 70 days in 2016, under normal payment terms.

Prepaid and other current assets increased $1.0 million and $0.8 million in the 2016 and 2015 periods, respectively, due to payments made in the first half of the respective year which are then expensed throughout the year.   The cash surrender value of life insurance increased $1.1 million and $0.6 million in the 2016 and 2015 periods, respectively, due to normal valuation increases in those years.

The accounts payable balance decreased $2.4 million and $2.7 million in the 2016 and 2015 periods, respectively, primarily due to the timing of certain payments near the end of the third fiscal quarter of each year as compared with the prior quarter-end, and less overall business as the Company’s revenue has declined. Accrued compensation increased $6.1 million in the 2016 period due to the timing of the U.S. bi-weekly payroll which was paid on December 31, 2015 but was between payroll periods at September 30, 2016.  In the 2015 period, accrued compensation increased $1.1 million primarily due to the timing of accruals for incentives, vacation and holidays at the end of the 2015 period as compared with December 31, 2014.

Investing activities used $1.6 million and $1.0 million of cash in the 2016 and 2015 periods, respectively. The Company used cash for additions to property and equipment and capitalized software of $1.9 million in the 2016 period and $1.5 million in the 2015 period. The Company has no significant commitments for the purchase of property or equipment at September 30, 2016, and does not expect the amount to be spent proportionately in the last three months of 2016 on additions to property, equipment and capitalized software to significantly vary from the amount proportionally spent in the first three quarters of 2016. Net payments to the Company's deferred compensation plans were $0.1 million in the 2016 period, while net withdrawals from the plan were $0.5 million in the 2015 period.  Additionally, in the 2016 period, the Company received approximately $0.4 million of proceeds from a life insurance policy on a former executive.

During 2015, the Company listed its corporate headquarters for sale for approximately $4.0 million. In the event the building is sold, the Company expects to record a gain on the sale as the book value of the building at September 30, 2016 was approximately $1.2 million.

Financing activities used $3.4 million of cash in the 2016 period and $14.2 million in the 2015 period. Cash borrowed (repaid) under the Company’s revolving line of credit to fund working capital obligations netted to $(0.7) million in the 2016 period and $10.0 million in the 2015 period. The Company used $22.8 million in the 2015 period to pay off all outstanding loans that had previously been taken against the cash surrender value of Company owned life insurance policies.  The $10.0 million borrowed in the 2015 period was used to facilitate the payment of these loans.

The Company recorded $0.3 million and $2.4 million in the 2016 and 2015 periods, respectively, from the proceeds from stock option exercises and excess tax benefits from equity-based compensation transactions. Cash overdrafts netted to $(0.2) million and $0.1 million in the 2016 and 2015 periods, respectively. Cash overdrafts relate to the amount of outstanding checks at a point in time. The Company paid dividends totaling $2.8 million and $2.7 million in the 2016 and 2015 periods, respectively. The Company also used $1.4 million to purchase 183,000 shares for treasury under its buyback program in the 2015 period. No shares were purchased for treasury under the buyback program in the 2016 period. As of September 30, 2016, 0.5 million shares are available under the Company's authorization to purchase shares in future periods.

In October 2015, the Company entered into a new unsecured revolving credit agreement which replaced a demand line of credit and allows the Company to borrow up to $40.0 million. The agreement also allows under its provisions for the Company to borrow up to $17.5 million against the cash surrender value of the Company's life insurance policies. The new agreement expires in October 2018, and has interest rates ranging from 0 to 50 basis points over the prime rate, and 150 to 200 basis points over LIBOR. The Company can borrow under the agreement with either a prime rate or LIBOR rate borrowing at its discretion. At September 30, 2016 and December 31, 2015, there was $0.5 million and $1.2 million, respectively, outstanding under the revolving credit agreement.

The maximum amount outstanding under the credit agreement in the 2016 third quarter was $4.6 million, while borrowings during the quarter averaged $2.0 million and carried a weighted average interest rate of 3.5%.

Under the new agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at September 30, 2016, included a leverage ratio (total outstanding debt divided by earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted for non-cash charges (including goodwill impairments) as necessary) which must be no greater than 2.75 to 1, a calculation of minimum tangible net worth (total shareholders' equity less goodwill and intangible assets) which must be no less than $46.5 million, and total annual expenditures for property, equipment and capitalized software must be no more than $5.0 million. The Company was in compliance with these covenants at September 30, 2016 as the leverage ratio was 0.05, the minimum tangible net worth was $80.6 million, and capital expenditures for property, equipment and capitalized software were $1.9 million in the 2016 period.

Of the total cash and cash equivalents reported on the consolidated balance sheet at September 30, 2016 of $9.8 million, approximately $9.2 million was held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and has no intention of doing so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

The Company believes existing internally available funds, cash potentially generated from future operations, funds available under the Company's revolving line of credit totaling $39.5 million, and funds available to be borrowed against the cash surrender value of our life insurance policies of $17.5 million, will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases (if any are made), paying a dividend (if any are declared), fund acquisitions, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2016 or 2015 periods other than guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $1.0 million at September 30, 2016.

Contractual Obligations

The company did not enter into any significant contractual obligations during the quarter ended September 30, 2016.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classifications of Deferred Taxes,” which amended accounting guidance related to the presentation of deferred tax liabilities and assets. The amended guidance requires that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This guidance is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted. This guidance can also be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Upon adoption of this guidance in 2017, the Company, given current financial results, would reclassify approximately $0.9 million from current to non-current assets.

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

Revenue in the Company’s European operations in the 2016 third quarter and year-to-date period as compared with the corresponding 2015 periods was slightly impacted due to the strength relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2016 third quarter as compared with the 2015 third quarter, the average value of the Euro increased 0.3% while the average value of the British Pound decreased 15.2%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2015 third quarter to the 2016 third quarter, total European revenue would have been approximately $0.1 million higher, or $16.9 million as compared with the $16.8 million reported. In the 2016 year-to-date period as compared with the corresponding 2015 period, the average value of the Euro increased 0.1% and the average value of the British Pound decreased 9.1%.  If there had been no change in the exchange rates from the first three quarters of 2015 to the corresponding 2016 period, total European revenue would have been approximately $0.2 million higher, or $53.0 compared with the $52.8 reported. Operating income (loss) in the 2016 third quarter and year-to-date period was not significantly affected by the changes in the exchange rates year-over-year.

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

Changes in Internal Control Over Financial Reporting

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on September 30, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company's risk factors from those previously disclosed in the Company's Form 10-K for the period ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases by the Company of its common stock on the open market during the 2016 third quarter. As of September 30, 2016, there were 454,744 shares that may yet be purchased under the approved share repurchase program.

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

Date: October 28, 2016