Form 10-Q
period 2017-03-31
COMPUTER TASK GROUP INC
filed 2017-05-04
CIK 23111

Up to

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at

Title of each class	April 21, 2017
Common stock, par value $.01 per share	15,513,259

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended
	March 31, 2017	April 1, 2016
Revenue	$77,006	$85,850
Direct costs	62,777	71,305
Selling, general and administrative expenses	12,923	13,467
Goodwill impairment	—	21,544
Operating income (loss)	1,306	(20,466)
Interest and other income	42	18
Interest and other expense	71	80
Income (loss) before income taxes	1,277	(20,528)
Provision for income taxes	526	329
Net income (loss)	$751	$(20,857)
Net income (loss) per share:
Basic	$0.05	$(1.34)
Diluted	$0.05	$(1.34)
Weighted average shares outstanding:
Basic	15,296	15,524
Diluted	15,430	15,524

Cash dividend per common share	$—	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(Unaudited)

	For the Quarter Ended
	March 31, 2017	April 1, 2016
Net Income (loss)	$751	$(20,857)

Foreign currency adjustment	264	681
Change in pension loss, net of taxes of $14 and $15 in the 2017 and 2016 first quarters, respectively	(68)	(195)
Other comprehensive income	196	486

Comprehensive income (loss)	$947	$(20,371)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$10,105	$9,407
Accounts receivable, net of allowances of $459 and $469 in 2017 and 2016, respectively	67,438	71,355
Prepaid and other current assets	2,362	2,010
Income taxes receivable	308	—
Total current assets	80,213	82,772
Property, equipment and capitalized software, net	6,259	5,863
Deferred income taxes	6,303	6,886
Cash surrender value of life insurance	31,133	31,024
Investments	418	370
Total assets	$124,326	$126,915
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$6,289	$6,973
Accrued compensation	20,717	17,365
Advance billings on contracts	2,188	935
Other current liabilities	3,574	4,638
Total current liabilities	32,768	29,911
Long-term debt	—	4,725
Deferred compensation benefits	12,935	12,993
Other long-term liabilities	480	467
Total liabilities	46,183	48,096
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in both periods	270	270
Capital in excess of par value	123,906	123,947
Retained earnings	84,974	84,223
Less: Treasury stock of 11,454,063 and 11,077,779 shares at cost, in 2017 and 2016, respectively	(114,440)	(112,858)
Accumulated other comprehensive loss	(16,567)	(16,763)
Total shareholders’ equity	78,143	78,819
Total liabilities and shareholders’ equity	$124,326	$126,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Quarter Ended
	March 31, 2017	April 1, 2016
Cash flow from operating activities:
Net income (loss)	$751	$(20,857)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	387	420
Equity-based compensation expense	283	377
Deferred income taxes	569	(224)
Deferred compensation	4	45
Goodwill impairment	—	21,544
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	4,221	(3,232)
Increase in prepaid and other current assets	(344)	(917)
Increase in cash surrender value of life insurance	(109)	(143)
Decrease in accounts payable	(380)	(2,226)
Increase in accrued compensation	3,235	4,524
Increase in advance billings on contracts	1,235	923
Decrease in other current liabilities	(1,061)	(44)
Increase (decrease) in income taxes payable	(342)	346
Increase in other long-term liabilities	13	54
Net cash provided by operating activities	8,462	590
Cash flow from investing activities:
Additions to property and equipment	(156)	(816)
Additions to capitalized software	(602)	(147)
Deferred compensation plan investments, net	(45)	(166)
Net cash used in investing activities	(803)	(1,129)
Cash flow from financing activities:
Proceeds from (payments on) long-term debt, net	(4,725)	295
Proceeds from stock option plan exercises	77	121
Excess tax benefits from equity-based compensation	—	14
Taxes remitted for shares withheld from equity-based compensation transactions	(246)	(291)
Proceeds from Employee Stock Purchase Plan	37	52
Change in cash overdraft, net	(347)	(468)
Dividends paid	—	(925)
Purchase of stock for treasury	(1,886)	—
Net cash used in financing activities	(7,090)	(1,202)
Effect of exchange rates on cash and cash equivalents	129	372
Net increase (decrease) in cash and cash equivalents	698	(1,369)
Cash and cash equivalents at beginning of year	9,407	10,801
Cash and cash equivalents at end of quarter	$10,105	$9,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statements

The condensed consolidated financial statements included herein reflect, in the opinion of the management of Computer Task Group, Incorporated (“CTG” or “the Company”), all normal recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the periods presented.

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal period where the last day of each of the first three quarters is a Friday. The 2017 first quarter began on January 1, 2017 and ended on March 31, 2017. The 2016 first quarter began on January 1, 2016 and ended April 1, 2016. There were 64 and 65 billable days in the first quarters of 2017 and 2016, respectively.

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

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, the valuation allowance for deferred tax assets, actuarial assumptions including discount rates and expected rates of return on assets, as applicable, for the Company's defined benefit plans, the allowance for doubtful accounts receivable, assumptions underlying stock option valuation, investment valuation, legal matters, other contingencies, and progress toward completion and direct profit or loss on contracts. Management believes that the information and disclosures provided herein are adequate to present fairly the condensed consolidated financial position, results of operations, comprehensive income (loss), and cash flows of the Company. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10‑K filed with the SEC.

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters ended March 31, 2017 and April 1, 2016 was as follows:

	For the Quarter Ended
	March 31, 2017	April 1, 2016
IT solutions	29.8%	30.0%
IT and other staffing	70.2%	70.0%
Total	100.0%	100.0%

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

CTG’s revenue by vertical market as a percentage of total revenue for the quarters ended March 31, 2017 and April 1, 2016 was as follows:

	For the Quarter Ended
	March 31, 2017	April 1, 2016
Technology service providers	33.5%	35.0%
Manufacturing	25.6%	23.3%
Healthcare	16.9%	19.6%
Financial services	7.8%	7.5%
Energy	5.1%	6.0%
General markets	11.1%	8.6%
Total	100.0%	100.0%

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At March 31, 2017 and December 31, 2016, the carrying amounts of the Company’s cash of $10.1 million and $9.4 million, respectively, approximated fair value.

The Company is also allowed to elect an irrevocable option to measure, on a contract by contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this accounting standard for any specific contracts during the quarters ended March 31, 2017 or April 1, 2016.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies on approximately 20 individuals, whose average age is 73 years old.  Those policies have generated cash surrender value. At both March 31, 2017 and December 31, 2016, these insurance policies had gross cash surrender values of $30.1 million, which are included on the consolidated balance sheet in “Cash surrender value of life insurance” under non-current assets. There are no loans outstanding against these policies.

At both March 31, 2017 and December 31, 2016, the total death benefit for the remaining policies was approximately $41.1 million. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $40.5 million after the payment of obligations, and, under current tax regulations, record a non-taxable gain of approximately $10.3 million.

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

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at March 31, 2017 and December 31, 2016 are summarized as follows:

(amounts in thousands)	March 31, 2017	Dec. 31, 2016
Property, equipment and capitalized software	$22,724	$21,918
Accumulated depreciation and amortization	(16,465)	(16,055)
Property, equipment and capitalized software, net	$6,259	$5,863

The Company recorded $0.6 million and $0.1 million of capitalized software costs during the quarters ended March 31, 2017 and April 1, 2016, respectively. The increase in 2017 as compared with 2016 is due to the purchase of software licenses which the Company will implement in the first half of 2017. As of those dates, the Company had capitalized a total of $1.7 million and $0.7 million, respectively, for software projects developed for commercial use. Amortization periods range from two to five years, and are evaluated periodically for propriety. Amortization expense totaled less than $0.1 million in each of the 2017 and 2016 first quarters. Accumulated amortization for these projects totaled $0.4 million and 0.2 million as of March 31, 2017 and April 1, 2016, respectively.

Guarantees

The Company has a number of guarantees in place in its European operations which support office leases and performance under government contracts. These guarantees totaled approximately $1.0 million and $1.1 million at March 31, 2017 and December 31, 2016, respectively, and generally have expiration dates ranging from April 2017 through December 2024.

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

The Company currently records approximately 97% of its annual revenue on a time-and-material or progress billing basis, with the remaining 3% recorded under a proportional method of accounting using an inputs methodology for fixed price projects.  For the 97% of the Company’s revenue recorded under the time-and-material or progress billings methods of accounting, the Company does not expect this new standard to change the timing or the amount of revenue that is currently recorded.  The Company is currently evaluating the 3% of revenue recorded under its fixed price projects to determine if the manner or timing of revenue recognition would change for existing projects.  However, the Company does not expect the impact of adopting this new accounting guidance to have a material impact on its consolidated operating results, and related footnote disclosures.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classifications of Deferred Taxes,” which amended accounting guidance related to the presentation of deferred tax liabilities and assets. The amended guidance requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet. This guidance was effective for the Company for the quarter ended March 31, 2017. Upon adoption of this guidance in the 2017 first quarter, the Company reclassified approximately $0.9 million as of both March 31, 2017 and December 31, 2016 from current to non-current assets.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amended accounting guidance related to seven aspects of the accounting for share-based payments award transactions. This guidance was effective for the Company for the quarter ended March 31, 2017. Upon adoption of this guidance in the 2017 first quarter, the Company recorded approximately $0.1 million of additional tax expense for tax shortfalls in the quarter that would previously have been recorded to capital in excess of par value on the Company’s condensed consolidated balance sheet. Additionally, the Company recorded $0.2 million and $0.3 million in the quarters ended March 31, 2017 and April 1, 2016, respectively, for taxes remitted for shares withheld from equity-based compensation transactions on the condensed consolidated statements of cash flows in the “cash flow from financing activities” section.

3.	Goodwill Impairment

Previously, in accordance with current accounting guidance for “Intangibles - Goodwill and Other,” the Company performed goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment existed in interim periods. The goodwill that was recorded on the Company's condensed consolidated balance sheet related to CTG’s Healthcare Solutions (CTGHS) reporting unit. The Company used the two-step approach to test goodwill for potential impairment. Step One compared the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeded the estimated fair value, Step Two must be performed. Step Two compared the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeded the implied fair value of its goodwill, an impairment loss was recognized in an amount equal to the excess.

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

As a result of the 2016 first quarter Step Two analysis, the Company determined the implied fair value of its goodwill balance was below the carrying value. Accordingly, the Company recorded a non-tax deductible goodwill impairment charge of $21.5 million to reduce the value of its goodwill balance to the implied fair value.

During the 2016 third quarter, the Company determined that goodwill impairment indicators existed which required another interim impairment analysis. These impairment indicators were the unexpected declining revenue and profits in the CTGHS business unit, the resignation of both the sales leader (who was the Company’s former CEO) and the delivery leader of CTGHS in the 2016 third quarter, effectively leaving the business unit without executive leadership, and a continued decrease in the Company’s overall market capitalization.  As a result of these indicators, the Company conducted an interim analysis of CTGHS to determine if an impairment existed. In performing the assessment, the Company again performed the procedures it had previously performed in the 2016 first quarter, as detailed above. The most significant changes in our Step One analysis from the 2016 first quarter to the 2016 third quarter were reductions in our estimates of future revenue and operating income based upon the unexpected negative trends experienced in the third quarter, as well as the resulting reductions in the revenue and EBITDA market multiples that correlated to the decline in our overall market capitalization.  Based upon the analysis performed, the Company determined that the fair value of CTGHS was less than its carrying value, which required the Company to perform a Step Two goodwill impairment test.

As a result of the 2016 third quarter Step Two analysis, the Company determined the implied fair value of its goodwill balance was below the carrying value. Accordingly, the Company recorded a non-tax deductible goodwill impairment charge in the 2016 third quarter of $15.8 million which reduced the value of its goodwill balance to the implied fair value, or $0.0 as of September 30, 2016.

4.	Net Income (Loss) Per Share

Basic and diluted earnings (loss) per share (EPS) for the quarters ended March 31, 2017 and April 1, 2016 was as follows:

	For the Quarter Ended
(amounts in thousands, except per-share data)	March 31, 2017	April 1, 2016
Weighted-average number of shares outstanding during period	15,296	15,524
Common stock equivalents from incremental shares under equity-based compensation plans	134	—
Number of shares on which diluted earnings per share is based	15,430	15,524
Net income (loss)	$751	$(20,857)
Net income (loss) per share
Basic	$0.05	$(1.34)
Diluted	$0.05	$(1.34)

Weighted-average shares represent the average number of issued shares less treasury shares and shares held in the Stock Trusts as of April 1, 2016, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 1.5 million and 1.0 million shares of common stock were outstanding at March 31, 2017 and April 1, 2016, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

5.	Investments

The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At both March 31, 2017 and December 31, 2016, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.4 million, and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see note 2 for “Fair Value”). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2017 and 2016 first quarters.

6.	Debt

In October 2015, the Company entered into its current unsecured revolving credit agreement which replaced a demand line of credit and allows the Company to borrow up to $40.0 million. The agreement also allows under its provisions for the Company to borrow up to $17.5 million against the cash surrender value of the Company's life insurance policies. The new agreement expires in October 2018, and has interest rates ranging from 0 to 50 basis points over the prime rate, and 150 to 200 basis points over LIBOR. The Company can borrow under the agreement at either the prime rate or a LIBOR rate option, at its discretion. At March 31, 2017 and December 31, 2016, there was $0.0 million and $4.7 million, respectively, outstanding under the revolving credit agreement.

The maximum amounts outstanding under the credit agreement in the 2017 and 2016 first quarters was $4.7 million and $2.8 million, respectively, while borrowings during those quarters averaged $2.0 million and $1.5 million, respectively, and carried weighted average interest rates of 2.7% and 3.5%, respectively.

Under the agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at March 31, 2017, included a leverage ratio (total outstanding debt divided by earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted for non-cash charges (including goodwill impairments) as necessary) which must be no greater than 2.75 to 1, a calculation of minimum tangible net worth (total shareholders' equity less goodwill and intangible assets) which must be no less than $49.6 million, and total annual expenditures for property, equipment and capitalized software must be no more than $5.0 million. The Company was in compliance with these covenants at March 31, 2017 as the leverage ratio was 0.0 (as the Company had no outstanding indebtedness under the agreement), the minimum tangible net worth was $77.9 million, and capital expenditures for property, equipment and capitalized software were $0.8 million in the 2017 first quarter.

7.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016 are as follows:

(amounts in thousands)	March 31, 2017	Dec. 31, 2016
Foreign currency	$(8,180)	$(8,444)
Pension loss, net of tax of $821 in 2017, and $835 in 2016	(8,387)	(8,319)
Accumulated other comprehensive loss	$(16,567)	$(16,763)

During the 2017 and 2016 first quarters, actuarial losses were amortized to expense as follows:

	For the Quarter Ended
(amounts in thousands)	March 31, 2017	April 1, 2016
Amortization of actuarial losses	$78	$71
Income tax	(14)	(15)
Net of tax	$64	$56

The amortization of both prior service cost and actuarial losses are included in determining net periodic pension cost. See note 9, "Deferred Compensation and Other Benefits" for additional information.

8.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 40% of pre-tax income. The 2017 and 2016 first quarter ETR was 41.2% and (1.6)%, respectively.

The ETR was higher than the normal range in the 2017 first quarter primarily due to the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which required the company to record approximately $0.1 million of additional tax expense for shortfalls in the quarter that would previously have been recorded to capital in excess of par value on the Company’s condensed consolidated balance sheet.  This additional tax expense was partially offset by tax benefits for the Work Opportunity Tax Credit (WOTC) and Credit for Increasing Research Activities (R&D).

The ETR was lower than the normal range in the 2016 first quarter primarily due to the non-deductible goodwill impairment charge totaling $21.5 million taken in that quarter, and due to tax benefits for the WOTC and R&D tax credit.

At March 31, 2017, the undistributed earnings of foreign subsidiaries totaled approximately $22.9 million, are considered to be indefinitely reinvested, and accordingly, no provision for taxes has been provided thereon. Given the complexities of the foreign tax calculations, it is not practicable to compute the tax liability that would be due upon distribution of those earnings in the form of dividends or liquidation or sale of the foreign subsidiaries.

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

Net periodic pension cost for the quarters ended March 31, 2017 and April 1, 2016 for the ESBP was as follows:

	For the Quarter Ended
(amounts in thousands)	March 31, 2017	April 1, 2016
Interest cost	$55	$61
Amortization of actuarial loss	39	43
Net periodic pension cost	$94	$104

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see note 2 for “Life Insurance Policies”). The Company does not anticipate making contributions to the plan other than for benefit payments as required in 2017 and future years. In both the 2017 and 2016 first quarters, the Company made benefit payments totaling approximately $0.2 million, and expects to make payments in 2017 totaling approximately $0.7 million.

The Company also retained a contributory defined benefit plan for its previous employees located in the Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003. Net periodic pension cost was approximately $14,000 and $18,000 in the 2017 and 2016 first quarters, respectively.

The Company does not anticipate making contributions to the NDBP in 2017. The assets for the NDBP are held by Aegon, a financial services firm located in the Netherlands. The Company maintains a contract with Aegon to insure future benefit payments of the NDBP; however, due to certain terms of the agreement and potential obligations to the Company, the NDBP has not been settled. The benefit payments to be made in 2017 are expected to be paid by Aegon from plan assets. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the contractual value of the NDBP at any point in time. The fair value of the assets is determined using a Level 3 methodology (see note 2 for “Fair Value”). In 2017, the plan investments have a targeted minimum return to the Company of 4.0%, which is consistent with historical returns and the 4.0% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, intends to maintain the current investment strategy of investing plan assets solely in government bonds throughout 2017.

The change in the fair value of plan assets for the NDBP for the quarters ended March 31, 2017 and April 1, 2016 was as follows:

	For the Quarter Ended
(amounts in thousands)	March 31, 2017	April 1, 2016
Fair value of plan assets at beginning of period	$6,920	$7,106
Return on plan assets	69	71
Contributions	—	—
Benefits paid	(38)	(37)
Effect of exchange rate changes	110	314
Fair value of plan assets at end of quarter	$7,061	$7,454

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. Cash contributions made to this plan in the 2017 first quarter for amounts earned in 2016 totaled $0.1 million, while contributions to the plan in the 2016 first quarter for amounts earned in 2015 totaled $0.2 million. The investments in the plan are included in the total assets of the Company, and are discussed in note 5, “Investments.” Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were no stock units purchased in the 2017 first quarter, while 5,000 share units were purchased in the 2016 first quarter.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Contributions in both the 2017 and 2016 first quarters totaled $0.1 million. At the time the contributions were made, the non-employee directors elected to purchase stock units from the Company at current market prices using their available investment balance within the plan. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in return for funds received, the Company released shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

10.	Equity-based Compensation

During the 2017 first quarter, the Company granted restricted stock totaling 7,500 shares, which were funded out of treasury stock. During the 2016 first quarter, the Company granted restricted stock and stock units representing a total of 512,650 shares to certain of its employees on January 4, 2016 (10,000 shares) and February 29, 2016 (502,650 shares), respectively. Of the 512,650 shares granted in 2016, 10,000 were issued out of treasury stock and 502,650 were issued out of the Computer Task Group, Inc. Stock Compensation Employee Trust.

The 2017 and 2016 grants vest over a period of four years, with 25% of the grant vesting one year from the date of grant, and another 25% vesting each year thereafter until the grant is fully vested to the employee. The Company recognizes compensation expense for these grants over the expected term of the grant, or four years.

The restricted shares granted are considered outstanding, can be voted, and are eligible to receive dividends in the event any are paid. However, the restricted shares do not include a non-forfeitable right for the holder to receive dividends and none will be paid in the event the awards do not vest. Accordingly, only vested shares of outstanding restricted stock are included in the basic earnings per share calculation. The shares and share units were granted from the 2010 Equity Award Plan.

11.	Treasury Stock

During the 2016 fourth quarter, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s stock over a two year period of time.  This repurchase authorization replaced the previously outstanding authorization.  The Company purchased 384,000 shares for treasury during the 2017 first quarter. At March 31, 2017, the Company has approximately $6.9 million left in its current stock repurchase authorization.  The Company issued 58,000 shares out of treasury stock primarily to fulfill the share requirements from purchases of stock in the Non-Employee Director Deferred Compensation Plan, stock option exercises, and restricted stock grants during the 2017 first quarter.

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

In the 2017 first quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $20.3 million or 26.4% of consolidated revenue as compared with $25.9 million or 30.2% of consolidated revenue in the comparable 2016 period. The National Technical Services Agreement with IBM expires on December 31, 2017. The Company’s accounts receivable from IBM at March 31, 2017 and December 31, 2016 totaled $23.4 million and $28.0 million, respectively.

In the 2017 first quarter, SDI International (SDI) was the Company’s second largest customer and accounted for $9.4 million or 12.2% of consolidated revenue as compared with $8.3 million or 9.6% of revenue in the comparable 2016 period. SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI is for employees working at Lenovo. The Company’s accounts receivable from SDI at March 31, 2017 and December 31, 2016 totaled $5.9 million and $5.6 million, respectively.

No other customer accounted for 10% or more of the Company's revenue during the 2017 or 2016 first quarters.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended March 31, 2017

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements made by the management of Computer Task Group, Incorporated (CTG, the Company or the Registrant) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of or trends in business strategy and expectations, new business opportunities, cost control initiatives, business wins, market demand, revenue, operating expenses, capital expenditures, and financing.  The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff,  (ii) domestic and foreign industry competition for customers and talent, (iii) increased bargaining power of large customers, (iv) the Company's ability to protect confidential client data, (v) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM) and SDI International (SDI), (vi) the uncertainty of customers' implementations of cost reduction projects, (vii) the effect of healthcare reform and initiatives, (viii) the mix of work between staffing and solutions, (ix) currency exchange risks, (x) risks associated with operating in foreign jurisdictions, (xi) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (xii) the impact of current and future laws and government regulation, as well as repeal or modification of such, affecting the information technology (IT) solutions and staffing industry, taxes and the Company's operations in particular, (xiii) industry and economic conditions, including fluctuations in demand for IT services, (xiv) consolidation among the Company's competitors or customers, (xv) the need to supplement or change the Company’s IT services in response to new offerings in the industry or changes in customer requirements for IT products and solutions, (xvi) the risks associated with acquisitions, and (xvii) the risks described in Item 1A of the Company’s most recently filed annual report on Form 10-K, and from time to time in the Company's reports filed with the Securities and Exchange Commission (SEC).

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters ended March 31, 2017 and April 1, 2016 was as follows:

	For the Quarter Ended
	March 31, 2017	April 1, 2016
IT solutions	29.8%	30.0%
IT and other staffing	70.2%	70.0%
Total	100.0%	100.0%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarters ended March 31, 2017 and April 1, 2016 was as follows:

	For the Quarter Ended
	March 31, 2017	April 1, 2016
Technology service providers	33.5%	35.0%
Manufacturing	25.6%	23.3%
Healthcare	16.9%	19.6%
Financial services	7.8%	7.5%
Energy	5.1%	6.0%
General markets	11.1%	8.6%
Total	100.0%	100.0%

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. The Company’s competition varies significantly by geographic region, as well as by the type of service provided. Many of the Company’s competitors are larger than CTG, and have greater financial, technical, sales and marketing resources. In addition, the Company frequently competes with a client’s own internal IT staff. Our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India and other parts of Asia). Regularly, new IT products and services are introduced which may render our existing IT solutions and IT staffing services obsolete. The economic conditions in the markets we serve are continuously changing and may negatively impact our business if we can't adapt to negative conditions as they occur. Furthermore, the Company’s healthcare vertical market grew over recent years primarily from installing electronic health records (EHR) systems.  However, as of today, EHR installations are largely complete within the healthcare market. There can be no assurance that CTG will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters ended March 31, 2017 and April 1, 2016 was as follows:

	For the Quarter Ended
	March 31, 2017	April 1, 2016
Time-and-material	85.6%	88.5%
Progress billing	11.3%	9.2%
Percentage-of-completion	3.1%	2.3%
Total	100.0%	100.0%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of operations with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	March 31, 2017		April 1, 2016
	(amounts in thousands)
Revenue	100.0%	$77,006	100.0%	$85,850
Direct costs	81.5%	62,777	83.0%	71,305
Selling, general and administrative expenses	16.8%	12,923	15.7%	13,467
Goodwill impairment	—%	—	25.1%	21,544
Operating income (loss)	1.7%	1,306	(23.8)%	(20,466)
Interest and other expense, net	—%	(29)	(0.1)%	(62)
Income (loss) before income taxes	1.7%	1,277	(23.9)%	(20,528)
Provision for income taxes	0.7%	526	0.4%	329
Net income (loss)	1.0%	$751	(24.3)%	$(20,857)

The Company recorded revenue in the 2017 and 2016 first quarters as follows:

For the Quarter Ended:	March 31, 2017		April 1, 2016		Year-over-Year Change
	(amounts in thousands)
North America	75.2%	$57,893	79.3%	$68,065	(14.9)%
Europe	24.8%	19,113	20.7%	17,785	7.5%
Total	100.0%	$77,006	100.0%	$85,850	(10.3)%

There were 64 billable days in the 2017 first quarter and 65 billable days in the 2016 first quarter. Reimbursable expenses billed to customers and included in revenue totaled $0.8 million and $1.2 million in the 2017 and 2016 first quarters, respectively.

The revenue decrease in North America in the 2017 first quarter as compared with the corresponding 2016 period was primarily due to a significant decrease in demand for the Company's IT solutions business, primarily in the Company’s healthcare vertical market, as well as a significant decrease in demand for our IT and other staffing services business, primarily in our technology service providers vertical market.

On a consolidated basis, IT solutions revenue decreased $2.8 million or 11.0% in the 2017 first quarter as compared with the corresponding 2016 period. The Company’s healthcare vertical market grew from 2008-2012 primarily from installing EHR systems in hospitals and health systems.  As of today, EHR installations are largely complete within the healthcare market. Beginning in late 2014, the Company began to see significant reductions in billable resources at a number of its larger healthcare clients which further decreased IT solutions revenue in the Company's healthcare vertical market as existing projects came to an end. This decrease in spending on healthcare IT projects continued in the 2017 first quarter for the customers that we serve.

On a consolidated basis, IT and other staffing revenue decreased $6.0 million or 10.0% in the 2017 first quarter as compared with the corresponding 2016 period. The Company had previously been informed by its largest staffing client that there would be significant reductions in both requirements and billable rates for certain of the employees provided to this client beginning in the 2016 fourth quarter.  These reductions in requirements were completed in the 2017 first quarter. The Company’s headcount was approximately 3,300 employees at March 31, 2017, which was a 6% decrease from approximately 3,500 employees at April 1, 2016, and a 3% decrease from approximately 3,400 employees at December 31, 2016.

Revenue in the Company’s European operations in the 2017 first quarter as compared with the corresponding 2016 period increased primarily due to a significant increase in both IT solutions and IT staffing work across a number of the Company’s vertical markets.

The revenue increase in Europe in the countries in which the Company operates (Belgium, Luxembourg, and the United Kingdom) in the 2017 first quarter was due in part to the relative strength of the U.S. dollar as compared with the currencies of Belgium and Luxembourg and the United Kingdom. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2017 first quarter as compared with the 2016 first quarter, the average value of the Euro decreased 3.4% while the average value of the British Pound decreased 13.6%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2016 first quarter to the 2017 first quarter, total European revenue would have been approximately $0.8 million higher, or $19.9 million as compared with the $19.1 million reported. Operating income in the 2017 first quarter was approximately $0.1 million lower due to the decrease in the exchange rates year-over-year.

The Company continues to assess the potential impact, if any, that the United Kingdom’s proposed exit from the European Union will have on the Company’s operations.  As the total revenue generated by our British subsidiary is immaterial as compared with the Company’s total consolidated revenue, we do not expect the impact of the proposed exit to have a material impact on the Company’s operations.

In the 2017 first quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $20.3 million or 26.4% of consolidated revenue as compared with $25.9 million or 30.2% of consolidated revenue in the comparable 2016 period. As previously mentioned in the paragraph discussing IT and other staffing revenue, the Company experienced a reduction in requirements from IBM beginning in the 2016 fourth quarter which led to lower revenue from this customer in the 2017 first quarter, and is expected to result in revenue in future quarters similar to the amount recorded in the 2017 first quarter. The National Technical Services Agreement with IBM expires on December 31, 2017. The Company’s accounts receivable from IBM at March 31, 2017 and December 31, 2016 totaled $23.4 million and $28.0 million, respectively.

In the 2017 first quarter, SDI International (SDI) was the Company’s second largest customer and accounted for $9.4 million or 12.2% of consolidated revenue as compared with $8.3 million or 9.6% of consolidated revenue in the comparable 2016 period. SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI is for employees working at Lenovo. The Company’s accounts receivable from SDI at March 31, 2017 and December 31, 2016 totaled $5.9 million and $5.6 million, respectively.

No other customer accounted for 10% or more of the Company's revenue during the 2017 or 2016 first quarters.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 81.5% of revenue in the 2017 first quarter as compared with 83.0% of revenue in the 2016 first quarter. The Company’s direct costs as a percentage of revenue decreased in the 2017 first quarter as compared with the corresponding 2016 period primarily due to an improvement in employee utilization year-over-year, and lower fringe benefit costs in 2017.

Selling, general and administrative (“SG&A”) expenses were 16.8% of revenue in the 2017 first quarter as compared with 15.7% in the corresponding 2016 period. The increase in SG&A expenses year-over-year is primarily due to SG&A expenses associated with our operating units as the Company continues to make investments in sales, recruiting and delivery resources in order to focus on its long-term growth, and the loss of operating leverage resulting from lower year-over-year revenue.

During the 2016 first quarter, the Company determined that a goodwill impairment indicator existed which required an interim impairment analysis. As a result of the analysis, the Company determined the implied fair value of its goodwill balance was below the carrying value. Accordingly, the Company recorded a non-tax deductible goodwill impairment of $21.5 million to reduce the value of its goodwill balance to the implied fair value.  Additionally, during the 2016 third quarter, the Company determined that another goodwill impairment indicator existed which required an interim impairment analysis. As a result of the analysis, the Company determined the implied fair value of its goodwill balance was again below the carrying value. Accordingly, the Company recorded a non-tax deductible goodwill impairment of $15.8 million to reduce the value of its goodwill balance to the implied fair value, which reduced the Company’s goodwill balance to $0.0 at September 30, 2016.

Consolidated operating income (loss) was 1.7% of revenue in the 2017 first quarter, as compared with (23.8)% of revenue in the 2016 first quarter. The significant loss in the 2016 first quarter was due to the goodwill impairment charge of $21.5 million noted directly above. Operating income (loss) from North American operations was $0.2 million in the 2017 first quarter as compared with $(21.1) million in the corresponding 2016 period. Operating income from our

European operations was $1.1 million in the 2017 first quarter as compared with $0.6 million in the corresponding 2016 period.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 40% of pre-tax income. The 2017 and 2016 first quarter ETR was 41.2% and (1.6)%, respectively.

The ETR was higher than the normal range in the 2017 first quarter primarily due to the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which required the Company to record approximately $0.1 million of additional tax expense for shortfalls in the quarter that would previously have been recorded to capital in excess of par value on the Company’s condensed consolidated balance sheet. This additional tax expense was partially offset by tax benefits from the Work Opportunity Tax Credit (WOTC) and Credit for Increasing Research Activities (R&D).

The ETR was lower than the normal range in the 2016 first quarter primarily due to the non-deductible goodwill impairment charge totaling $21.5 million taken in the quarter, and due to WOTC and R&D tax credits.

Net income (loss) was 1.0% of revenue or $0.05 per diluted share in the 2017 first quarter, as compared with (24.3)% of revenue or $(1.34) per diluted share in the 2016 first quarter.  Diluted earnings per share was calculated using 15.4 million and 15.5 million weighted-average equivalent shares outstanding for the quarters ended March 31, 2017 and April 1, 2016, respectively.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company’s significant accounting policies, along with the underlying assumptions and judgments made by the Company’s management in their application, have a significant impact on the Company’s condensed consolidated financial statements. The Company identifies its critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s critical accounting policies are those related to income taxes, specifically relating to the valuation allowance for deferred income taxes.

Income Taxes—Valuation Allowances on Deferred Tax Assets

At March 31, 2017, the Company had a total of approximately $6.3 million of non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards and state taxes. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the expected tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At March 31, 2017, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $1.0 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at March 31, 2017, the Company had offset a portion of these assets with a valuation allowance totaling $0.9 million, resulting in a net deferred tax asset from net operating loss carryforwards of $0.1 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the 2017 first quarter would have increased or decreased net income by approximately $12,800.

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

Financial Condition and Liquidity

Cash provided by operating activities was $8.5 million in the 2017 first quarter, compared with $0.6 million in the 2016 first quarter. In the 2017 first quarter, net income was $0.8 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $1.2 million. In the 2016 first quarter, the net loss was $(20.9) million, while the corresponding non-cash adjustments totaled $22.2 million.

The accounts receivable balance decreased $4.2 million in the 2017 first quarter, and increased $3.2 million in the 2016 first quarter. The decrease in the accounts receivable balance in 2017 primarily resulted from a decrease in days sales outstanding (DSO) of 6 days to 79 days from 85 days at December 31, 2016. The decrease was primarily due to a decrease in revenue of 10% in the 2017 first quarter as compared with prior periods. The increase in the accounts receivable balance in the 2016 first quarter primarily resulted from DSO increasing five days to 81 days at April 1, 2016 from 76 days at December 31, 2015, offset by a decrease in revenue in 2016 as compared with 2015.

Prepaid and other current assets increased $0.3 million and $0.9 million in the 2017 and 2016 first quarters, respectively, due to payments made in the first quarter of the respective year which are then expensed throughout the year.   The cash surrender value of life insurance increased $0.1 million in both the 2017 and 2016 first quarters, respectively, due to normal valuation increases in those years.

The accounts payable balance decreased $0.4 million and $2.2 million in the 2017 and 2016 first quarters, respectively, primarily due to the timing of certain payments near the end of the quarter of each year as compared with the prior quarter-end, and less overall business as the Company’s revenue has declined. Accrued compensation increased $3.2 million and $4.5 million in the 2017 and 2016 first quarters, respectively, due to the timing of the U.S. bi-weekly payroll which was paid on December 31, 2016 and 2015, but was between payroll periods at March 31, 2017 and April 1, 2016.

Investing activities used $0.8 million and $1.1 million of cash in the 2017 and 2016 first quarters, respectively. The Company used cash for additions to property and equipment and capitalized software of $0.8 million in the 2017 first quarter and $0.9 million in the 2016 first quarter. The Company has no significant commitments for the purchase of property or equipment at March 31, 2017, and does not expect the amount to be spent proportionately in the remaining nine months of 2017 on additions to property, equipment and capitalized software to significantly vary from the amount proportionally spent in the first quarter of 2017. Net payments to the Company's deferred compensation plans were less than $0.1 million in the 2017 first quarter as compared with $0.2 million in the 2016 first quarter.

During 2016, the Company’s began to explore a potential sale of both its corporate headquarters and corporate administrative office building.  Each are listed for sale for an amount in excess of $3.0 million. As the carrying value of these buildings at March 31, 2017 is approximately $1.2 million and $1.7 million, respectively, the Company does not expect to record a loss on the sale of either of these buildings if they are sold.

Financing activities used $7.1 million of cash in the 2017 first quarter and $1.2 million in the 2016 first quarter. Cash borrowed (repaid) under the Company’s revolving line of credit to fund working capital obligations netted to $(4.7) million in the 2017 first quarter and $0.3 million in the 2016 first quarter. The Company recorded $0.1 million in both the 2017 and 2016 first quarters from the proceeds from stock option exercises. Payments made to taxing authorities that represent the value of shares withheld for taxes in employee equity-based compensation transactions totaled $0.2 million and $0.3 million in the first quarters of 2017 and 2016, respectively. Cash overdrafts netted to $(0.3) million and $(0.5) million in the 2017 and 2016 first quarters, respectively. Cash overdrafts relate to the amount of outstanding checks at a point in time. The Company paid dividends totaling $0.0 million and $1.0 million in the 2017 and 2016 first quarters, respectively.  The Company suspended the payment of its dividend in the 2016 fourth quarter.  The Company also used approximately $1.9 million to purchase 384,000 shares for treasury under its buyback program in the 2017 first quarter. No shares were purchased for treasury under the buyback program in the 2016 first quarter. As of March 31, 2017, $6.9 million is available under the Company's authorization to purchase shares in future periods.

The Company’s unsecured revolving credit agreement allows the Company to borrow up to $40.0 million. The agreement also allows under its provisions for the Company to borrow up to $17.5 million against the cash surrender value of the Company's life insurance policies. The new agreement expires in October 2018, and has interest rates ranging from 0 to 50 basis points over the prime rate, and 150 to 200 basis points over LIBOR. The Company can borrow under the agreement with either a prime or LIBOR rate of interest at its discretion. At March 31, 2017 and December 31, 2016, there was $0.0 million and $4.7 million, respectively, outstanding under the revolving credit agreement.

The maximum amount outstanding under the credit agreement in the 2017 first quarter was $4.7 million, while borrowings during the quarter averaged $2.0 million and carried a weighted average interest rate of 2.7%.

Under the agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at March 31, 2017, included a leverage ratio (total outstanding debt divided by earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted for non-cash charges (including goodwill impairments) as necessary) which must be no greater than 2.75 to 1, a calculation of minimum tangible net worth (total shareholders' equity less goodwill and intangible assets) which must be no less than $49.6 million, and total annual expenditures for property, equipment and capitalized software must be no more than $5.0 million. The Company was in compliance with these covenants at March 31, 2017 as the leverage ratio was 0.0 (as there was no debt outstanding under the agreement at March 31, 2017), the minimum tangible net worth was $77.9 million, and capital expenditures for property, equipment and capitalized software were $0.8 million in the 2017 first quarter.

Of the total cash and cash equivalents reported on the consolidated balance sheet at March 31, 2017 of $10.1 million, approximately $9.5 million was held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and has no intention of doing so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

The Company believes existing internally available funds, cash potentially generated from future operations, funds available under the Company's revolving line of credit totaling $39.7 million, and funds available to be borrowed against the cash surrender value of our life insurance policies of $17.5 million, will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, pay a dividend (if any are declared), fund acquisitions, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2017 or 2016 first quarters other than guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $1.0 million at March 31, 2017.

Contractual Obligations

The company did not enter into any significant contractual obligations during the quarter ended March 31, 2017.

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

The Company currently records approximately 97% of its annual revenue on a time-and-material or progress billing basis, with the remaining 3% recorded under a proportional method of accounting using an inputs methodology for fixed price projects.  For the 97% of the Company’s revenue recorded under the time-and-material or progress billing methods of accounting, the Company does not expect this new standard to change the timing or the amount of revenue that is currently recorded.  The Company is currently evaluating the 3% of revenue recorded under its fixed price projects to determine if the manner or timing of revenue recognition would change for existing projects.  However, the Company does not expect the impact of adopting this new accounting guidance to have a material impact on its consolidated operating results, and related footnote disclosures.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classifications of Deferred Taxes,” which amended accounting guidance related to the presentation of deferred tax liabilities and assets. The amended guidance requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet. This guidance was effective for Company for the quarter ended March 31, 2017. Upon adoption of this guidance in the 2017 first quarter, the Company reclassified approximately $0.9 million as of both March 31, 2017 and December 31, 2016, respectively, from current to non-current assets.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amended accounting guidance related to seven aspects of the accounting for share-based payments award transactions. This guidance was effective for the Company for the quarter ended March 31, 2017. Upon adoption of this guidance in the 2017 first quarter, the Company recorded approximately $0.1 million of additional tax expense for tax shortfalls in the quarter that would previously have been recorded to capital in excess of par value on the Company’s condensed consolidated balance sheet. Additionally, the Company recorded $0.2 million and $0.3 million in the quarters ended March 31, 2017 and April 1, 2016, respectively, for taxes remitted for shares withheld from equity-based compensation transactions on the condensed consolidated statements of cash flows in the “cash flows from financing activities” section.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations.

Revenue in the Company’s European operations in the 2017 first quarter as compared with the corresponding 2016 period was slightly impacted due to the strength relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2017 first quarter as compared with the 2016 first quarter, the average value of the Euro decreased 3.4% while the average value of the British Pound decreased 13.6%. A significant portion of the Company’s revenue from its European operations is generated in Belgium and Luxembourg. If there had been no change in these exchange rates from the 2016 first quarter to the 2017 first quarter, total European revenue would have been approximately $0.8 million higher, or $19.9 million as compared with the $19.1 million reported. Operating income in the 2017 first quarter was approximately $0.1 lower due to the changes in the exchange rates year-over-year.

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

Changes in Internal Control Over Financial Reporting

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on March 31, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company's risk factors from those previously disclosed in the Company's Form 10-K for the period ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the 2016 fourth quarter, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of stock over the next two years.  This share repurchase authorization replaced the Company’s previous share repurchase program.  The information below does not include shares withheld by or surrendered to the Company either to satisfy the exercise cost for the cashless exercise of employee stock options, or to satisfy tax withholding obligations associated with equity awards as the number of shares is minor.

Period	Total Number of Shares Purchased	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased under the Plan or Program
January 1 - January 31	153,070	$4.40	153,070	$8,096,704
February 1 - February 28	135,683	$4.79	135,683	$7,447,055
March 1 - March 31	94,995	$5.74	94,995	$6,901,890
Total	383,748	$4.87	383,748

** Excludes broker commissions

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

On May 2, 2017, the Board approved a compensation package for Mr. John M. Laubacker in connection with his promotion on April 21, 2017 to Chief Financial Officer, Treasurer and Senior Vice President of the Company.  Mr. Laubacker will receive an annual base salary of $280,000 and variable incentive target compensation of $210,000. In addition, the Company made a special, one-time grant to Mr. Laubacker of non-qualified stock options (“Options”) with a total cost to the Company of $46,000 under the Company’s 2010 Equity Award Plan (as amended, the “2010 Plan”), which provides for an exercise price equal to the fair market value of the Company’s common stock at the close of trading on the date of grant and a term of ten years, and restricted stock units (“RSUs”) with a total cost to the Company of $46,000 under the Company’s 2010 Equity Award Plan (as amended, the “2010 Plan”). The Options and RSUs vest in equal, annual installments over a period of four years with the first installment vesting on the first anniversary of the date of grant. The compensation package also provides for other benefits and perquisites, including reimbursement for individual tax services, insurance coverage and other customary benefits.

On May 3, 2017, the Company held its Annual Meeting of the Shareholders (the “Annual Meeting”) in Buffalo, New York. At the Annual Meeting, the Company’s shareholders approved five proposals based on the votes set forth below. The proposals are described in detail in the proxy statement for the Annual Meeting.

Proposal 1

The election of three directors, whose terms are described in the proxy statement.

Director’s Name	For	Withhold Authority	Broker Non-Votes
James R. Helvey III	9,135,671	154,835	3,490,583
Owen J. Sullivan	9,101,357	189,149	3,490,583
Arthur W. Crumlish	9,100,483	190,023	3,490,583

Proposal 2

Non-Binding Approval, on an Advisory Basis, of the Company’s Compensation Plan for Named Executive Officers.

For	Against	Abstain
7,297,193	1,875,066	118,246

Proposal 3

Non-Binding Vote, on an Advisory Basis, to Recommend whether a Non-Binding Shareholder Vote to Approve the Compensation of the Company’s Named Executive Officers should occur every one, two or three years.

1 Year	2 Years	3 Years	Abstain
7,996,489	27,624	1,154,460	111,931

Proposal 4

To ratify the appointment of KPMG LLP as the Company’s independent registered accounting firm for the 2017 fiscal year.

For	Against	Abstain
11,455,298	214,979	1,110,811

Proposal 5

To approve and ratify an amendment to the Company’s 2010 Equity Award Plan.

For	Against	Abstain
7,130,837	2,098,636	61,032

Item 6.	Exhibits

Exhibit	Description	Reference

31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	##

101.INS	XBRL Instance Document	#

101.SCH	XBRL Taxonomy Extension Schema Document	#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	#

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	#

101.LAB	XBRL Taxonomy Extension Label Linkbase	#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	#

#	Filed herewith
##	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ John M. Laubacker
John M. Laubacker
Title:	Chief Financial Officer

Date: May 4, 2017