Form 10-Q
period 2017-06-30
COMPUTER TASK GROUP INC
filed 2017-07-28
CIK 23111

ulligan

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “an emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	July 21, 2017
Common stock, par value $.01 per share	15,699,790

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Revenue	$75,521	$83,486	$152,527	$169,336
Direct costs	61,864	67,574	124,641	138,879
Selling, general and administrative expenses	12,940	14,026	25,863	27,493
Goodwill impairment	—	—	—	21,544
Operating income (loss)	717	1,886	2,023	(18,580)
Interest and other income	11	7	53	25
Interest and other expense	78	104	149	184
Income (loss) before income taxes	650	1,789	1,927	(18,739)
Provision for income taxes	216	530	742	859
Net income (loss)	$434	$1,259	$1,185	$(19,598)
Net income (loss) per share:
Basic	$0.03	$0.08	$0.08	$(1.26)
Diluted	$0.03	$0.08	$0.08	$(1.26)
Weighted average shares outstanding:
Basic	15,142	15,584	15,219	15,554
Diluted	15,479	15,789	15,454	15,554

Cash dividend per common share	$—	$0.06	$—	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net Income (loss)	$434	$1,259	$1,185	$(19,598)

Foreign currency adjustment	1,215	(511)	1,479	170
Change in pension loss, net of taxes of $15 and $16 in the 2017 and 2016 second quarters, respectively, and $29 and $31 in the first two quarters of 2017 and 2016, respectively	(445)	179	(513)	(16)
Other comprehensive income (loss)	770	(332)	966	154

Comprehensive income (loss)	$1,204	$927	$2,151	$(19,444)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$11,523	$9,407
Accounts receivable, net of allowances of $484 and $469 in 2017 and 2016, respectively	67,996	71,355
Prepaid and other current assets	2,268	2,010
Income taxes receivable	551	—
Total current assets	82,338	82,772
Property, equipment and capitalized software, net	6,225	5,863
Deferred income taxes	6,180	6,886
Cash surrender value of life insurance	31,786	31,024
Investments	413	370
Total assets	$126,942	$126,915
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$6,936	$6,973
Accrued compensation	17,570	17,365
Advance billings on contracts	2,621	935
Other current liabilities	4,146	4,638
Total current liabilities	31,273	29,911
Long-term debt	3,000	4,725
Deferred compensation benefits	13,258	12,993
Other long-term liabilities	536	467
Total liabilities	48,067	48,096
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in 2017 and 2016	270	270
Capital in excess of par value	120,094	123,947
Retained earnings	85,408	84,223
Less: Treasury stock of 11,276,080 and 11,077,779 shares at cost, in 2017 and 2016, respectively	(111,100)	(112,858)
Accumulated other comprehensive loss	(15,797)	(16,763)
Total shareholders’ equity	78,875	78,819
Total liabilities and shareholders’ equity	$126,942	$126,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Two Quarters Ended
	June 30, 2017	July 1, 2016
Cash flow from operating activities:
Net income (loss)	$1,185	$(19,598)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	769	830
Equity-based compensation expense	491	824
Deferred income taxes	677	(247)
Deferred compensation	55	183
Goodwill impairment	—	21,544
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	5,043	(2,319)
Increase in prepaid and other current assets	(223)	(1,082)
Increase in cash surrender value of life insurance	(762)	(891)
Decrease in accounts payable	(291)	(430)
Increase (decrease) in accrued compensation	(412)	237
Increase in advance billings on contracts	1,588	442
Decrease in other current liabilities	(562)	(168)
Increase (decrease) in income taxes payable	(611)	413
Increase in other long-term liabilities	69	67
Net cash provided by (used in) operating activities	7,016	(195)
Cash flow from investing activities:
Additions to property and equipment	(223)	(1,007)
Additions to capitalized software	(792)	(266)
Life insurance proceeds	—	394
Deferred compensation plan investments, net	(45)	(119)
Net cash used in investing activities	(1,060)	(998)
Cash flow from financing activities:
Proceeds from long-term debt	25,190	26,515
Payments on long-term debt	(26,915)	(23,140)
Proceeds from stock option plan exercises	727	229
Excess tax benefits from equity-based compensation	—	16
Taxes remitted for shares withheld from equity-based compensation transactions	(274)	(326)
Proceeds from Employee Stock Purchase Plan	79	113
Change in cash overdraft, net	28	(365)
Dividends paid	—	(1,884)
Purchase of stock for treasury	(3,343)	—
Net cash provided by (used in) financing activities	(4,508)	1,158
Effect of exchange rates on cash and cash equivalents	668	100
Net increase in cash and cash equivalents	2,116	65
Cash and cash equivalents at beginning of year	9,407	10,801
Cash and cash equivalents at end of quarter	$11,523	$10,866

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal period where the last day of each of the first three quarters is a Friday. The 2017 second quarter began on April 1, 2017 and ended on June 30, 2017. The 2016 second quarter began on April 2, 2016 and ended July 1, 2016. There were 64 billable days in both the second quarters of 2017 and 2016, and 128 and 129 billable days in the 2017 and 2016 year-to-date periods, respectively.

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters and two quarters ended June 30, 2017 and July 1, 2016 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
IT solutions	29.8%	29.5%	29.9%	29.8%
IT and other staffing	70.2%	70.5%	70.1%	70.2%
Total	100.0%	100.0%	100.0%	100.0%

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

CTG’s revenue by vertical market as a percentage of total revenue for the quarters and two quarters ended June 30, 2017 and July 1, 2016 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Technology service providers	32.6%	34.4%	33.0%	34.7%
Manufacturing	26.0%	24.3%	25.8%	23.8%
Healthcare	17.4%	18.5%	17.1%	19.1%
Financial services	7.9%	7.7%	7.9%	7.6%
Energy	4.7%	5.4%	4.9%	5.7%
General markets	11.4%	9.7%	11.3%	9.1%
Total	100.0%	100.0%	100.0%	100.0%

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At June 30, 2017 and December 31, 2016, the carrying amounts of the Company’s cash of $11.5 million and $9.4 million, respectively, approximated fair value.

The Company is also allowed to elect an irrevocable option to measure, on a contract-by-contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this accounting standard for any specific contracts during the quarters ended June 30, 2017 or July 1, 2016.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies on 20 individuals, whose average age is 73 years old.  Those policies have generated cash surrender value. At June 30, 2017 and December 31, 2016, these insurance policies had gross cash surrender values of $30.7 million and $30.1 million, respectively, which are included on the consolidated balance sheet in “Cash surrender value of life insurance” under non-current assets. There are no loans outstanding against these policies.

At June 30, 2017 and December 31, 2016, the total death benefit for the remaining policies was approximately $41.9 million and $41.1 million, respectively. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $41.3 million after the payment of obligations, and, under current tax regulations, record a non-taxable gain of approximately $10.7 million.

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

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at June 30, 2017 and December 31, 2016 are summarized as follows:

(amounts in thousands)	June 30, 2017	Dec. 31, 2016
Property, equipment and capitalized software	$23,160	$21,918
Accumulated depreciation and amortization	(16,935)	(16,055)
Property, equipment and capitalized software, net	$6,225	$5,863

The Company recorded $0.2 million and $0.8 million of capitalized software costs during the quarter and two quarters ended June 30, 2017, respectively, and $0.1 million and $0.2 million of capitalized software costs during the quarter and two quarters ended July 1, 2016. The increase in the 2017 periods as compared with 2016 is due to the purchase of software licenses, which the Company implemented in the first half of 2017. As of those dates, the Company had capitalized a total of $1.9 million and $0.8 million, respectively, for software projects developed for commercial use. Amortization periods range from two to five years, and are evaluated periodically for propriety. Amortization expense totaled approximately $0.1 million in both the quarter and two quarters ended June 30, 2017, and less than $0.1 million in both the quarter and two quarters ended July 1, 2016. Accumulated amortization for these projects totaled $0.5 million and $0.2 million as of June 30, 2017 and July 1, 2016, respectively.

Guarantees

The Company has a number of guarantees in place in its European operations that support office leases and performance under government contracts. These guarantees totaled approximately $1.1 million  at both June 30, 2017 and December 31, 2016, and generally have expiration dates ranging from July 2017 through December 2024.

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

The Company currently records approximately 97% of its annual revenue on a time-and-material or progress-billing basis, with the remaining 3% recorded under a proportional method of accounting using an inputs methodology for fixed price projects.  For the 97% of the Company’s revenue recorded under the time-and-material or progress billings methods of accounting, the Company does not expect this new standard to change the timing or the amount of revenue that is currently recorded.  The Company is currently evaluating the 3% of revenue recorded under its fixed price projects to determine if the manner or timing of revenue recognition would change for existing projects.  However, the Company does not expect the impact of adopting this new accounting guidance to have a material impact on its consolidated operating results, but does expect the new standard to increase the Company’s accounting policy disclosures upon adoption.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),”which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Topic 842 supersedes the previous leases standard, ASC 840, Leases. This guidance is effective for reporting periods beginning after December 15, 2018; however, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact that ASU 2016-02 will have on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amended accounting guidance related to seven aspects of the accounting for share-based payments award transactions. This guidance became effective for the quarter ended March 31, 2017, and the Company recorded less than $0.1 million and approximately $0.1 million of additional tax expense for tax shortfalls in the quarter and two quarters ended June 30, 2017, respectively that previously would have been recorded to capital in excess of par value on the Company’s condensed consolidated balance sheet. Additionally, the Company recorded $0.3 million in both of the periods ended June 30, 2017 and July 1, 2016, respectively, for taxes remitted for shares withheld from equity-based compensation transactions on the condensed consolidated statements of cash flows in the “cash flow from financing activities” section.

3.	Goodwill Impairment

Previously, in accordance with current accounting guidance for “Intangibles - Goodwill and Other,” the Company performed goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment existed in interim periods. The goodwill that was recorded on the Company's condensed consolidated balance sheet related to CTG’s Healthcare Solutions (CTGHS) reporting unit. The Company used the two-step approach to test goodwill for potential impairment. Step One compared the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value is found to exceed the estimated fair value, Step Two must be performed. Step Two compared the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeded the implied fair value of its goodwill, an impairment loss was recognized in an amount equal to the excess.

During the 2016 first quarter, the Company determined that goodwill impairment indicators existed which required an interim impairment analysis. The impairment indicator was a significant and sustained decrease in the Company’s overall market capitalization, as the Company’s stock price during the 2016 first quarter fell by as much as 29% from its value at December 31, 2015. As a result of this indicator, the Company conducted an interim analysis of CTGHS to determine if an impairment existed. In performing the assessment, the Company estimated the fair value of CTGHS based on a combination of the income and market approaches. The income approach uses a discounted cash flow (DCF) method that utilizes the present value of expected future cash flows to estimate fair value of the reporting unit. The future cash flows for CTGHS was projected based on our estimates of future revenue, operating income and other factors such as working capital and capital expenditures, and a discount rate used in the present value calculation. As part of our projections, the Company took into account expected industry and market conditions for the healthcare industry, as well as trends currently affecting CTGHS. The market approach utilizes multiples of revenue and earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of the reporting unit. The market multiples used for CTGHS were based on competitor and industry data, along with the market multiples for the Company and other factors. The Company also completed a comparison of its overall market capitalization to the market value of CTGHS and the Company’s other non-reporting business units. Based upon the analysis performed, the Company determined that the fair value of CTGHS was less than its carrying value, which required the Company to perform a Step Two goodwill impairment test.

As a result of the 2016 first quarter Step Two analysis, the Company determined the implied fair value of its goodwill balance was below the carrying value. Accordingly, the Company recorded a non-tax deductible goodwill impairment charge of $21.5 million to reduce the value of its goodwill balance to the implied fair value.

During the 2016 third quarter, the Company determined that goodwill impairment indicators existed which required another interim impairment analysis. These impairment indicators were the unexpected declining revenue and profits in the CTGHS business unit, the resignation of both the sales leader (who was the Company’s former CEO) and the delivery leader of CTGHS in the 2016 third quarter, effectively leaving the business unit without executive leadership, and a continued decrease in the Company’s overall market capitalization.  As a result of these indicators, the Company conducted an interim analysis of CTGHS to determine if an impairment existed. In performing the assessment, the Company again performed the procedures it had previously performed in the 2016 first quarter, as detailed above. The most significant changes in the Step One analysis from the 2016 first quarter to the 2016 third quarter were reductions in the estimates of future revenue and operating income based upon the unexpected negative trends experienced in the third quarter, as well as the resulting reductions in the revenue and EBITDA market multiples that correlated to the decline in the Company’s overall market capitalization.  Based upon the analysis performed, the Company determined that the fair value of CTGHS was less than its carrying value, which required the Company to perform a Step Two goodwill impairment test.

As a result of the 2016 third quarter Step Two analysis, the Company determined the implied fair value of its goodwill balance was below the carrying value. Accordingly, the Company recorded a non-tax deductible goodwill impairment charge in the 2016 third quarter of $15.8 million that reduced the value of its goodwill balance to the implied fair value, or $0.0 as of September 30, 2016.

4.	Net Income (Loss) Per Share

Basic and diluted earnings (loss) per share (EPS) for the quarters and two quarters ended June 30, 2017 and July 1, 2016 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands, except per-share data)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Weighted-average number of shares outstanding during period	15,142	15,584	15,219	15,554
Common stock equivalents from incremental shares under equity-based compensation plans	337	205	235	—
Number of shares on which diluted earnings per share is based	15,479	15,789	15,454	15,554
Net income (loss)	$434	$1,259	$1,185	$(19,598)
Net income (loss) per share
Basic	$0.03	$0.08	$0.08	$(1.26)
Diluted	$0.03	$0.08	$0.08	$(1.26)

Weighted-average shares represent the average number of issued shares less treasury shares, and shares held in the Stock Trusts for the 2016 periods, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 1.0 million and 1.3 million shares of common stock were outstanding at June 30, 2017 and July 1, 2016, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

5.	Investments

The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At both June 30, 2017 and December 31, 2016, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.4 million, and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see note 2 for “Fair Value”). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2017 and 2016 second quarter and year-to-date periods.

6.	Debt

In October 2015, the Company entered into its current unsecured revolving credit agreement which replaced a demand line of credit and allows the Company to borrow up to $40.0 million. The agreement also allows under its provisions for the Company to borrow up to $17.5 million against the cash surrender value of the Company's life insurance policies. The new agreement expires in October 2018, and has interest rates ranging from 0 to 50 basis points over the prime rate, and 150 to 200 basis points over LIBOR. The Company can borrow under the agreement at either the prime rate or a LIBOR rate option, at its discretion. At June 30, 2017 and December 31, 2016, there was $3.0 million and $4.7 million, respectively, outstanding under the revolving credit agreement.

The maximum amounts outstanding under the credit agreement in the 2017 and 2016 second quarters was $5.7 million and $4.6 million, respectively, while borrowings during those quarters averaged $2.1 million and $2.3 million, respectively, and carried weighted average interest rates of 2.9% and 2.4%, respectively.

Under the agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends (if any are declared), and make acquisitions. The covenants are measured quarterly, and at June 30, 2017, included a leverage ratio (total outstanding debt divided by earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted for non-cash charges (including goodwill impairments) as necessary) which must be no greater than 2.75 to 1, a calculation of minimum tangible net worth (total shareholders' equity less goodwill and intangible assets) which must be no less than $49.1 million, and total annual expenditures for property, equipment and capitalized software must be no more than $5.0 million. The Company was in compliance with these covenants at June 30, 2017 as the leverage ratio was 0.51, the minimum tangible net worth was $77.9 million, and capital expenditures for property, equipment and capitalized software were $1.0 million in the 2017 year-to-date period.

7.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016 are as follows:

(amounts in thousands)	June 30, 2017	Dec. 31, 2016
Foreign currency	$(6,965)	$(8,444)
Pension loss, net of tax of $806 in 2017, and $835 in 2016	(8,832)	(8,319)
Accumulated other comprehensive loss	$(15,797)	$(16,763)

During the 2017 and 2016 second quarters and first two quarters, actuarial losses were amortized to expense as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Amortization of actuarial losses	$81	$73	$159	$144
Income tax	(15)	(16)	(29)	(31)
Net of tax	$66	$57	$130	$113

The amortization of both prior service cost and actuarial losses are included in determining net periodic pension cost. See note 9, "Deferred Compensation and Other Benefits" for additional information.

8.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 40% of pre-tax income. The 2017 second quarter and year-to-date ETR was 33.3% and 38.5%, respectively, and 2016 second quarter and year-to-date ETR was 29.6% and (4.6)%, respectively.

The ETR was lower than the normal range in the 2017 second quarter primarily due to tax benefits from the Work Opportunity Tax Credit (WOTC) and Credit for Increasing Research Activities (R&D).

The ETR was lower than the normal range in the 2016 second quarter primarily due to the extension of the WOTC and R&D tax credits. The ETR was lower than the normal range in the 2016 year-to-date period primarily due to the non-deductible goodwill impairment charge totaling $21.5 million, and due to tax benefits for the WOTC and R&D tax credits.

At June 30, 2017, the undistributed earnings of foreign subsidiaries totaled approximately $23.0 million, which are considered to be indefinitely reinvested, and accordingly, no provision for taxes has been provided thereon. Given the complexities of the foreign tax calculations, it is not practicable to compute the tax liability that would be due upon distribution of those earnings in the form of dividends or liquidation or sale of the foreign subsidiaries.

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

Net periodic pension cost for the quarters and two quarters ended June 30, 2017 and July 1, 2016 for the ESBP was as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Interest cost	$55	$61	$110	$122
Amortization of actuarial loss	39	43	78	86
Net periodic pension cost	$94	$104	$188	$208

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see note 2 for “Life Insurance Policies”). The Company does not anticipate making contributions to the plan other than for benefit payments as required in 2017 and future years. In the 2017 second quarter and year-to-date periods, the Company made benefit payments totaling approximately $0.2 million and $0.4 million, respectively, and expects to make payments in 2017 totaling approximately $0.7 million.

The Company also retained a contributory defined benefit plan for its previous employees located in the Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003. Net periodic pension cost was approximately $14,000 and $29,000 in the 2017 second quarter and year-to-date periods, respectively, and $19,000 and $37,000 in the corresponding 2016 periods, respectively.

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

The change in the fair value of plan assets for the NDBP for the two quarters ended June 30, 2017 and July 1, 2016 was as follows:

	For the Two Quarters Ended
(amounts in thousands)	June 30, 2017	July 1, 2016
Fair value of plan assets at beginning of period	$6,920	$7,106
Return on plan assets	141	144
Contributions	—	—
Benefits paid	(77)	(75)
Effect of exchange rate changes	600	136
Fair value of plan assets at end of quarter	$7,584	$7,311

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. Cash contributions made to this plan in the 2017 first quarter for amounts earned in 2016 totaled $0.1 million, while contributions to the plan in the 2016 first quarter for amounts earned in 2015 totaled $0.2 million. The investments in the plan are included in the total assets of the Company, and are discussed in note 5, “Investments.” Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were no stock units purchased in either the 2017 first or second quarters, while 5,000 share units were purchased in the 2016 first quarter and none were purchased in the 2016 second quarter.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Contributions in the 2017 second quarter and year-to-date periods were $0.1 million and $0.2 million, respectively. At the time the contributions were made, the non-employee directors elected to purchase stock units from the Company at current market prices using their available investment balance within the plan. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in return for funds received, the Company released shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

10.	Equity-based Compensation

During the 2017 second quarter and first quarter, the Company granted restricted stock totaling 316,165 shares and 7,500 shares, respectively, which were funded out of treasury stock. No restricted stock was issued during the 2016 second quarter. Restricted stock and stock units totaling 512,650 shares were granted in the 2016 first quarter of which 10,000 shares were issued out of treasury stock and 502,650 shares were issued out of the Computer Task Group, Inc. Stock Compensation Employee Trust.

Of the 316,165 shares granted in the 2017 second quarter, 196,015 shares represented performance grants with a market condition that were granted to senior management on May 15, 2017. The closing price of the Company’s stock on that day was $5.75 per share.  Under these grant agreements, the Company’s stock price must increase 50% to $8.63 for a 30-day period within a three-year period from the date of grant for 50% of the grants to vest. The Company’s stock price must increase 100% to $11.50 for a 30-day period within a three-year period from the date of grant for the remaining 50% of the grants to vest.

For these performance grants, the price on the date of grants was $5.75 per share, the expected volatility was 36.2%, the expected dividend yield is zero, and the risk-free rate of return was 1.49%.  Given these assumptions, the tranche of the grants that will vest with a 50% increase in the stock price have a value using a binomial model of $1.63 per share, and a derived service period of 1.22 years.  For the tranche of the grants that will vest with a 100% increase in the stock price, the value of the shares is $0.95 per share and have a derived service period of 1.79 years.  The Company is expensing these grants over the derived service period as noted for each tranche of a grant.

The remaining 2017 grants totaling 120,150 shares vest over a period of four years, with 25% of the grant vesting one year from the date of grant, and another 25% vesting each year thereafter until the grant is fully vested to the employee. The Company recognizes compensation expense for these grants over the expected term of the grant, or four years.

The restricted shares granted are considered outstanding, can be voted, and are eligible to receive dividends in the event any are paid. However, the restricted shares do not include a non-forfeitable right for the holder to receive dividends and none will be paid in the event the awards do not vest. Accordingly, only vested shares of outstanding restricted stock are included in the basic earnings per share calculation. The shares and share units were granted from the 2010 Equity Award Plan and the 1991 Restricted Stock plan.

The Company also granted 24,900 stock options during the 2017 second quarter on May 15, 2017.  The options have a fair value of $1.85 per share using a Black-Scholes valuation model.  The assumptions used to calculate that fair value include the price on date of grant of $5.75, an expected life of 4.2 years, expected volatility of 36.9%, an expected dividend yield of zero, and a risk free rate of 1.81%.  The options vest ratably over four years, and are being expensed over that period.  The options were granted from the 2010 Equity Award Plan.

11.	Treasury Stock

During the 2016 fourth quarter, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s stock over a two year period of time.  This repurchase authorization replaced the previously outstanding authorization.  The Company purchased 257,000 shares for treasury during the 2017 second quarter, and 640,000 shares for treasury during the 2017 year-to-date period. At June 30, 2017, the Company had approximately $5.5 million left in its current stock repurchase authorization. During the 2017 second quarter and year-to-date periods, the Company issued 555,000 shares and 613,000, respectively, out of treasury stock primarily to fulfill the share requirements from purchases of stock in the Non-Employee Director Deferred Compensation Plan, stock option exercises, and restricted stock grants.

The Company did not purchase any shares for treasury during the 2016 second quarter or year-to-date periods. At July 1, 2016, approximately 0.5 million shares remained authorized for future purchases. During the 2016 second quarter and year-to-date periods the Company issued 113,000 shares and 261,000 shares, respectively, out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants.

During the 2016 second quarter, the Company terminated its Stock Employee Compensation Trust (SECT) and Omnibus Stock Trust, and recorded the remaining shares in those trusts, totaling approximately 2.8 million shares, as treasury stock.  The trusts had previously been established to fund employee stock plans and benefit programs.

12.	Significant Customers

In the 2017 second quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $19.0 million or 25.1% of consolidated revenue compared with $25.1 million or 30.1% of consolidated revenue in the comparable 2016 period. In the 2017 year-to-date period, IBM accounted for $39.3 million or 25.8% of consolidated revenue compared with $51.0 million or 30.1% of consolidated revenue in the comparable 2016 period. The National Technical Services Agreement with IBM expires on December 31, 2017. The Company’s accounts receivable from IBM at June 30, 2017 and December 31, 2016 totaled $21.8 million and $28.0 million, respectively.

In the 2017 second quarter, SDI International (SDI) was the Company’s second largest customer and accounted for $9.4 million or 12.5% of consolidated revenue compared with $8.3 million or 10.0% of consolidated revenue in the comparable 2016 period. In the 2017 year-to-date period, SDI accounted for $18.8 million or 12.3% of consolidated revenue compared with $16.6 million or 9.8% of consolidated revenue in the comparable 2016 period. SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI is for employees working at Lenovo. The Company’s accounts receivable from SDI at June 30, 2017 and December 31, 2016 totaled $5.7 million and $5.6 million, respectively.

No other customer accounted for 10% or more of the Company's revenue during the 2017 or 2016 second quarter or year-to-date periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Two Quarters Ended June 30, 2017

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters and two quarters ended June 30, 2017 and July 1, 2016 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
IT solutions	29.8%	29.5%	29.9%	29.8%
IT and other staffing	70.2%	70.5%	70.1%	70.2%
Total	100.0%	100.0%	100.0%	100.0%

The Company promotes a significant portion of its services through five vertical market focus areas: Technology Service Providers, Manufacturing, Healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), Financial Services, and Energy. The Company focuses on these five vertical areas as it believes that these areas either are higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.

The Company’s revenue by vertical market as a percentage of total revenue for the quarters and two quarters ended June 30, 2017 and July 1, 2016 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Technology service providers	32.6%	34.4%	33.0%	34.7%
Manufacturing	26.0%	24.3%	25.8%	23.8%
Healthcare	17.4%	18.5%	17.1%	19.1%
Financial services	7.9%	7.7%	7.9%	7.6%
Energy	4.7%	5.4%	4.9%	5.7%
General markets	11.4%	9.7%	11.3%	9.1%
Total	100.0%	100.0%	100.0%	100.0%

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. The Company’s competition varies significantly by geographic region, as well as by the type of service provided. Many of the Company’s competitors are larger than CTG, and have greater financial, technical, sales and marketing resources. In addition, the Company frequently competes with a client’s own internal IT staff. Our industry is impacted by the growing use of lower-cost offshore delivery capabilities (primarily India and other parts of Asia). Regularly, new IT products and services are introduced which may render our existing IT solutions and IT staffing services obsolete. The economic conditions in the markets we serve are continuously changing and may negatively affect our business if we cannot adapt to negative conditions as they occur. Furthermore, the Company’s healthcare vertical market grew from 2008 to 2012 primarily from installing electronic health records (EHR) systems.  However, EHR installations began to decline in 2013, and as of today, are largely complete. There can be no assurance that CTG will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, when the services have been rendered, when the price is determinable, and when collectability of the amount due is reasonably assured. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed-price contracts is recognized per the proportional method of accounting using an input-based approach. On a given project, actual salary and indirect labor costs incurred are measured and compared with the total estimate of costs of such items at the completion of the project. Revenue is recognized based upon the percentage-of-completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs that could distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our experience on similar projects, and includes management judgments and estimates that affect the amount of revenue recognized on fixed-price contracts in any accounting period.  Losses on fixed-price projects are recorded when identified.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters and two quarters ended June 30, 2017 and July 1, 2016 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Time-and-material	85.6%	86.5%	85.6%	87.5%
Progress billing	11.1%	10.5%	11.2%	9.9%
Percentage-of-completion	3.3%	3.0%	3.2%	2.6%
Total	100.0%	100.0%	100.0%	100.0%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of operations with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	June 30, 2017		July 1, 2016
	(amounts in thousands)
Revenue	100.0%	$75,521	100.0%	$83,486
Direct costs	81.9%	61,864	80.9%	67,574
Selling, general and administrative expenses	17.1%	12,940	16.8%	14,026
Operating income	1.0%	717	2.3%	1,886
Interest and other expense, net	(0.1)%	(67)	(0.1)%	(97)
Income before income taxes	0.9%	650	2.2%	1,789
Provision for income taxes	0.3%	216	0.7%	530
Net income	0.6%	$434	1.5%	$1,259

For the Two Quarters Ended:	June 30, 2017		July 1, 2016
	(amounts in thousands)
Revenue	100.0%	$152,527	100.0%	$169,336
Direct costs	81.7%	124,641	82.0%	138,879
Selling, general and administrative expenses	17.0%	25,863	16.3%	27,493
Goodwill impairment	—%	—	12.7%	21,544
Operating income (loss)	1.3%	2,023	(11.0)%	(18,580)
Interest and other expense, net	—%	(96)	(0.1)%	(159)
Income (loss) before income taxes	1.3%	1,927	(11.1)%	(18,739)
Provision for income taxes	0.5%	742	0.5%	859
Net income (loss)	0.8%	$1,185	(11.6)%	$(19,598)

The Company recorded revenue in the 2017 and 2016 periods as follows:

For the Quarter Ended:	June 30, 2017		July 1, 2016		Year-over-Year Change
	(amounts in thousands)
North America	74.9%	$56,587	78.2%	$65,302	(13.3)%
Europe	25.1%	18,934	21.8%	18,184	4.1%
Total	100.0%	$75,521	100.0%	$83,486	(9.5)%

For the Two Quarters Ended:	June 30, 2017		July 1, 2016		Year-over-Year Change
	(amounts in thousands)
North America	75.1%	$114,480	78.8%	$133,367	(14.2)%
Europe	24.9%	38,047	21.2%	35,969	5.8%
Total	100.0%	$152,527	100.0%	$169,336	(9.9)%

There were 64 billable days in both the 2017 and 2016 second quarters. Reimbursable expenses billed to customers and included in revenue totaled $0.9 million and $1.0 million in the 2017 and 2016 second quarters, respectively.

There were 128 billable days in the 2017 year-to-date period and 129 billable days in the 2016 year-to-date period. Reimbursable expenses billed to customers and included in revenue totaled $1.7 million and $2.2 million in the 2017 and 2016 year-to-date periods, respectively.

The revenue decrease in North America in the 2017 second quarter and year-to-date periods as compared with the corresponding 2016 periods was primarily due to a significant decrease in demand for the Company's IT solutions business, primarily in the Company’s healthcare vertical market, as well as a significant decrease in demand for our IT and other staffing services business, primarily in our technology service providers vertical market.

On a consolidated basis, IT solutions revenue decreased $2.1 million or 8.5% in the 2017 second quarter, and $4.8 million or 9.4% in the 2017 year-to-date period as compared with the corresponding 2016 periods. The Company’s healthcare vertical market grew from 2008-2012 primarily from installing EHR systems in hospitals and health systems, and then began to decline beginning in 2013.  As of today, EHR installations are largely complete. In late 2014, the Company began to see significant reductions in billable resources at a number of its larger healthcare clients, which further decreased IT solutions revenue in the Company’s healthcare vertical market as existing projects ended. This decrease in spending on healthcare IT projects continued in the 2017 first half for the customers that we serve.

On a consolidated basis, IT and other staffing revenue decreased $5.9 million or 10.0% in the 2017 second quarter, and $12.0 million or 10.1% in the 2017 year-to-date period as compared with the corresponding 2016 periods. The Company had previously been informed by its largest staffing client that there would be significant reductions in both requirements and billable rates for certain of the employees provided to this client beginning in the 2016 fourth quarter.  These reductions in requirements were completed in the 2017 first quarter. Additionally, the Company experienced a delay in the issuance of purchase orders from a large staffing client in the 2017 second quarter. The Company’s headcount was approximately 3,400 employees at June 30, 2017, which was a 3% decrease from approximately 3,500 employees at July 1, 2016, and no change from approximately 3,400 employees at December 31, 2016.

Revenue in the Company’s European operations in the 2017 second quarter and year-to-date periods as compared with the corresponding 2016 periods increased primarily due to a significant increase in IT staffing work across a number of the Company’s vertical markets.

The revenue increase in Europe in the countries in which the Company operates (Belgium, Luxembourg, and the United Kingdom) in the 2017 second quarter was impacted in part to the relative strength of the U.S. dollar as compared with the currencies of Belgium, Luxembourg, and the United Kingdom. In Belgium and Luxembourg, where a significant portion of the Company’s revenue from its European operations is generated, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2017 second quarter as compared with the 2016 second quarter, the average value of the Euro decreased 2.6% while the average value of the British Pound decreased 10.8%. If there had been no change in these exchange rates from the 2016 second quarter to the 2017 second quarter, total European revenue would have been approximately $0.6 million higher, or $19.5 million as compared with the $18.9 million reported. Operating income in the 2017 second quarter was not significantly impacted by the changes in the exchange rates year-over-year. In the 2017 year-to-date period as compared with the corresponding 2016 period, the average value of the Euro decreased 3.0% while the average value of the British Pound decreased 12.2%. If there had been no change in these exchange rates from the first two quarters of 2016 to the corresponding 2017 period, total European revenue would have been approximately $1.4 million higher, or $39.4 million as compared with the $38.0 million reported. Operating income in the 2017 year-to-date period was approximately $0.1 million lower due to the decrease in the exchange rates year-over-year.

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

In the 2017 second quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $19.0 million or 25.1% of consolidated revenue compared with $25.1 million or 30.1% of consolidated revenue in the comparable 2016 period. In the 2017 year-to-date period, IBM accounted for $39.3 million or 25.8% of consolidated revenue compared with $51.0 million or 30.1% of consolidated revenue in the comparable 2016 period. The National Technical Services Agreement with IBM expires on December 31, 2017. The Company’s accounts receivable from IBM at June 30, 2017 and December 31, 2016 totaled $21.8 million and $28.0 million, respectively.

In the 2017 second quarter, SDI International (SDI) was the Company’s second largest customer and accounted for $9.4 million or 12.5% of consolidated revenue compared with $8.3 million or 10.0% of consolidated revenue in the comparable 2016 period.  In the 2017 year-to-date period, SDI accounted for $18.8 million or 12.3% of consolidated revenue compared with $16.6 million or 9.8% of consolidated revenue in the comparable 2016 period. SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI is for employees working at

Lenovo. The Company’s accounts receivable from SDI at June 30, 2017 and December 31, 2016 totaled $5.7 million and $5.6 million, respectively.

No other customer accounted for 10% or more of the Company's revenue during the 2017 or 2016 second quarters or year-to-date periods.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 81.9% of revenue in the 2017 second quarter as compared with 80.9% of revenue in the 2016 second quarter, and 81.7% of revenue in the 2017 year-to-date period as compared with 82.0% of revenue in the corresponding 2016 period. The Company’s direct costs as a percentage of revenue increased in the 2017 second quarter as compared with the 2016 corresponding period in part due to severance costs totaling approximately $0.4 million incurred in the quarter.  Direct costs decreased slightly in the 2017 year-to-date period as compared with the corresponding 2016 period primarily due to an improvement in employee utilization year-over-year and lower fringe benefit costs in 2017, offset by the severance costs incurred.

Selling, general and administrative (“SG&A”) expenses were 17.1% of revenue in the 2017 second quarter as compared with 16.8% in the corresponding 2016 period, and 17.0% of revenue in the 2017 year-to-date period compared with 16.3% in the corresponding 2016 period. The increase in SG&A expenses year-over-year is primarily due to severance costs incurred totaling $0.4 million in the 2017 second quarter, SG&A expenses associated with our operating units as the Company continues to make investments in sales, recruiting and delivery resources in order to focus on its long-term growth, and the loss of operating leverage resulting from lower year-over-year revenue.

During the 2016 first quarter, the Company determined that a goodwill impairment indicator existed which required an interim impairment analysis. As a result of the analysis, the Company determined the implied fair value of its goodwill balance was below the carrying value. Accordingly, the Company recorded a non-tax-deductible goodwill impairment of $21.5 million to reduce the value of its goodwill balance to the implied fair value.  Additionally, during the 2016 third quarter, the Company determined that another goodwill impairment indicator existed which required an interim impairment analysis. As a result of the analysis, the Company determined the implied fair value of its goodwill balance was again below the carrying value. Accordingly, the Company recorded a non-tax deductible goodwill impairment of $15.8 million to reduce the value of its goodwill balance to the implied fair value, which reduced the Company’s goodwill balance to $0.0 at September 30, 2016.

Operating income (loss) was 1.0% of revenue in the 2017 second quarter, as compared with 2.3% of revenue in the 2016 second quarter, and 1.3% of revenue in the 2017 year-to-date period compared with (11.0)% in the corresponding 2016 period. Operating income in the 2017 second quarter and year-to-date period was impacted by $0.8 million of severance charges. The significant loss in the 2016 year-to-date period was due to the goodwill impairment charge of $21.5 million noted directly above.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 40% of pre-tax income. The 2017 second quarter ETR was 33.3% and the 2017 year-to-date ETR was 38.5%.

The ETR was lower than the normal range in the 2017 second quarter primarily due to tax benefits from the Work Opportunity Tax Credit (WOTC) and Credit for Increasing Research Activities (R&D).

The ETR was 29.6% in the 2016 second quarter and (4.6)% in the 2016 year-to-date period. The ETR was lower than the normal range in the second quarter primarily due to the extension of the WOTC and R&D credits that were renewed by the U.S. federal government in December 2015. The 2016 year-to-date ETR was below the normal range due to the non-deductible goodwill impairment charge totaling $21.5 million taken in the first quarter, as noted above.

Net income (loss) was 0.6% of revenue or $0.03 per diluted share in the 2017 second quarter, as compared with 1.5% of revenue or $0.08 per diluted share in the 2016 second quarter, and 0.8% or $0.08 per diluted share in the 2017 year-to-date period compared with (11.6)% or $(1.26) in the 2016 year-to-date period.  Diluted earnings per share was calculated using 15.5 million and 15.8 million weighted-average equivalent shares outstanding for the quarters ended June 30, 2017 and July 1, 2016, respectively, and 15.5 million and 15.6 million weighted-average equivalent shares outstanding for the two quarters ended June 30, 2017 and July 1, 2016, respectively.

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

Income Taxes—Valuation Allowances on Deferred Tax Assets

At June 30, 2017, the Company had a total of approximately $6.2 million of non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards and state taxes. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the expected tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At June 30, 2017, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $1.1 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at June 30, 2017, the Company had offset a portion of these assets with a valuation allowance totaling $1.0 million, resulting in a net deferred tax asset from net operating loss carryforwards of $0.1 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the 2017 second quarter and year-to-date period would have increased or decreased net income by approximately $6,500 and $19,300, respectively.

Other Estimates

The Company has also made a number of estimates and assumptions relating to the reporting of its assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements pursuant to the rules and regulations of the SEC, the FASB, and other regulatory authorities. Such estimates primarily relate to the valuation of stock options and restricted stock for recording equity-based compensation expense, allowances for doubtful accounts receivable, investment valuation, legal matters, and estimates of progress toward completion and direct profit or loss on contracts, as applicable. As future events and their effect on the Company's operating results cannot be determined with precision, actual results could differ from these estimates. Changes in the economic climates in which the Company operates may affect these estimates and will be reflected in the Company’s financial statements in the event they occur.

Financial Condition and Liquidity

Cash provided by operating activities was $7.0 million in the 2017 year-to-date period (2017 period), compared with a usage of $0.2 million in the 2016 year-to-date period (2016 period). In the 2017 period, net income was $1.2 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $2.0 million. In the 2016 period, the net loss was $(19.6) million, while the corresponding non-cash adjustments totaled $23.1 million.

The accounts receivable balance decreased $5.0 million in the 2017 period, and increased $2.3 million in the 2016 period. The decrease in the accounts receivable balance in the 2017 period primarily resulted from a decrease in days sales outstanding (DSO) of three days to 82 days from 85 days at December 31, 2016, and due to a decrease in revenue of 9.9% in the 2017 period as compared with the prior period. The increase in the accounts receivable balance in the 2016 period primarily resulted from DSO increasing 5 days to 81 days at July 1, 2016 from 76 days at December 31, 2015, offset by a decrease in revenue in 2016 as compared with 2015.

Prepaid and other current assets increased $0.2 million and $1.1 million in the 2017 and 2016 periods, respectively, due to payments made in the first quarter of the respective year that are then expensed throughout the year.   The cash surrender value of life insurance increased $0.8 million and $0.9 million in the 2017 and 2016 periods, respectively, due to normal valuation increases.

Accrued compensation decreased $0.4 million and increased $0.2 million in the 2017 and 2016 periods, respectively.  Accrued compensation changed minimally in each period due to the timing of the U.S. bi-weekly payroll that was paid on December 31, 2016 and 2015, and June 30, 2017 and July 1, 2016.  Advance billings on contracts increased $1.6 million and $0.4 million in the 2017 and 2016 periods, respectively, due to the timing of invoices sent to clients under contracts in progress at June 30, 2017 and December 31, 2016.

Investing activities used $1.1 million and $1.0 million of cash in the 2017 and 2016 periods, respectively. The Company used cash for additions to property, equipment, and capitalized software of $1.0 million in the 2017 period and $1.3 million in the 2016 period. The Company had no significant commitments for the purchase of property or equipment at June 30, 2017, and does not expect the amount to be spent in the second half of 2017 on additions to property, equipment and capitalized software to vary significantly from the amount spent in the first half of 2017. Net payments to the Company's deferred compensation plans were less than $0.1 million in the 2017 period as compared with $0.1 million in the 2016 period.

During 2016, the Company listed both its corporate headquarters and corporate administrative office buildings for sale.  The corporate headquarters building was subsequently delisted during the second quarter of 2017, and the corporate administrative building remains listed for sale for $3.2 million. As the carrying value of this building at June 30, 2017 was approximately $1.7 million, the Company does not expect to record a loss on the sale of the building, if it is sold.

Financing activities used $4.5 million of cash in the 2017 period and provided $1.2 million in the 2016 period. Cash borrowed (repaid) under the Company’s revolving line of credit to fund working capital obligations netted to ($1.7) million in the 2017 period and $3.4 million in the 2016 period. The Company recorded $0.7 million in the 2017 period and $0.2 million in the 2016 period from the proceeds from stock option exercises. Payments made to taxing authorities that represent the value of shares withheld for taxes in employee equity-based compensation transactions totaled $0.3 million in both of the 2017 and 2016 periods. Cash overdrafts relate to the amount of outstanding checks at a point in time, and netted to less than $0.1 million and $(0.4) million in the 2017 and 2016 periods, respectively. The Company paid dividends totaling $0.0 million and $1.9 million in the 2017 and 2016 periods, respectively.  The Company suspended the payment of its dividend in the 2016 fourth quarter.  The Company also used approximately $3.3 million to purchase 640,000 shares for treasury under its buyback program in the 2017 period. No shares were purchased for treasury under the buyback program in the 2016 period. As of June 30, 2017, $5.5 million was available under the Company's authorization to purchase shares in future periods.

The Company’s unsecured revolving credit agreement allows the Company to borrow up to $40.0 million. The agreement also allows under its provisions for the Company to borrow up to $17.5 million against the cash surrender value of the Company's life insurance policies. The new agreement expires in October 2018, and has interest rates ranging from 0 to 50 basis points over the prime rate, and 150 to 200 basis points over LIBOR. The Company can borrow under the agreement with either a prime or LIBOR rate of interest at its discretion. At June 30, 2017 and December 31, 2016, there was $3.0 million and $4.7 million, respectively, outstanding under the revolving credit agreement.

The maximum amount outstanding under the credit agreement in the 2017 second quarter was $5.7 million, while borrowings during the quarter averaged $2.1 million and carried a weighted average interest rate of 2.9%.

Under the agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends (if any are declared), and make acquisitions. The covenants are measured quarterly, and at June 30, 2017, included a leverage ratio (total outstanding debt divided by earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted for non-cash charges (including goodwill impairments, as necessary) which must be no greater than 2.75 to 1, a calculation of minimum tangible net worth (total shareholders' equity less goodwill and intangible assets) which must be no less than $49.1 million, and total annual expenditures for property, equipment and capitalized software, which must be no more than $5.0 million. The Company was in compliance with these covenants at June 30, 2017 as the leverage ratio was 0.51, the minimum tangible net worth was $77.9 million, and capital expenditures for property, equipment and capitalized software were $1.0 million in the 2017 period.

Of the total cash and cash equivalents reported on the consolidated balance sheet at June 30, 2017 of $11.5 million, approximately $10.9 million was held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and does not intend to do so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

The Company believes existing internally available funds, cash potentially generated from future operations, funds available under the Company's revolving line of credit totaling $36.7 million, and funds available to be borrowed against the cash surrender value of our life insurance policies of $17.5 million, will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, pay a dividend (if any are declared), fund acquisitions, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2017 or 2016 year-to-date periods other than guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $1.1 million at June 30, 2017.

Contractual Obligations

The company did not enter into any significant contractual obligations during the quarter ended June 30, 2017.

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

The Company currently records approximately 97% of its annual revenue on a time-and-material or progress-billing basis, with the remaining 3% recorded under a proportional method of accounting using an inputs methodology for fixed price projects.  For the 97% of the Company’s revenue recorded under the time-and-material or progress billing methods of accounting, the Company does not expect this new standard to change the timing or the amount of revenue that is currently recorded.  The Company is currently evaluating the 3% of revenue recorded under its fixed price projects to determine if the manner or timing of revenue recognition would change for existing projects.  However, the Company does not expect the impact of adopting this new accounting guidance to have a material impact on its consolidated operating results, but does expect the new standard to increase our accounting policy disclosures upon adoption.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),”which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Topic 842 supersedes the previous leases standard, ASC 840, Leases. This guidance is effective for reporting periods beginning after December 15, 2018; however, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact that ASU 2016-02 will have on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amended accounting guidance related to seven aspects of the accounting for share-based payments award transactions. This guidance became effective for the quarter ended March 31, 2017, and the Company recorded less than $0.1 million and approximately $0.1 million of additional tax expense for tax shortfalls in the quarter and two quarters ended June 30, 2017 that previously would have been recorded to capital in excess of par value on the Company’s condensed consolidated balance sheet. Additionally, the Company recorded $0.3 million in both of the periods ended June 30, 2017 and July 1, 2016, respectively, for taxes remitted for shares withheld from equity-based compensation transactions on the condensed consolidated statements of cash flows in the “cash flow from financing activities” section.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations.

Revenue in the Company’s European operations in the 2017 second quarter and year-to-date period as compared with the corresponding 2016 periods was impacted due to the strength relative to the U.S. dollar of the currencies of Belgium, Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, where a significant portion of the Company’s revenue from its European operations is generated, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2017 second quarter as compared with the 2016 second quarter, the average value of the Euro decreased 2.6% while the average value of the British Pound decreased 10.8%. If there had been no change in these exchange rates from the 2016 second quarter to the 2017 second quarter, total European revenue would have been approximately $0.6 million higher, or $19.5 million as compared with the $18.9 million reported. Operating income in the 2017 second quarter was not significantly impacted by the changes in the exchange rates year-over-year. In the 2017 year-to-date period as compared with the corresponding 2016 period, the average value of the Euro decreased 3.0% while the average value of the British Pound decreased 12.2%. If there had been no change in these exchange rates from the first two quarters of 2016 to the corresponding 2017 period, total European revenue would have been approximately $1.4 million higher, or $39.4 million as compared with the $38.0 million reported. Operating income in the 2017 year-to-date period was approximately $0.1 million lower due to the decrease in the exchange rates year-over-year.

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

Changes in Internal Control Over Financial Reporting

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on June 30, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company's risk factors from those previously disclosed in the Company's Form 10-K for the period ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the 2016 fourth quarter, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of stock over the subsequent two-year period.  This share repurchase authorization replaced the Company’s previous share repurchase program.  The information below does not include shares withheld by or surrendered to the Company either to satisfy the exercise cost for the cashless exercise of employee stock options, or to satisfy tax withholding obligations associated with equity awards as the number of shares is minor.

Period	Total Number of Shares Purchased	Average Price Paid Per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased under the Plan or Program
April 1 - April 30	112,045	$5.62	112,045	$6,271,954
May 1 - May 31	70,313	$5.71	70,313	$5,870,422
June 1 - June 30	74,347	$5.57	74,347	$5,456,589
Total	256,705	$5.63	256,705

** Excludes broker commissions

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Reference

31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	##

101.INS	XBRL Instance Document	#

101.SCH	XBRL Taxonomy Extension Schema Document	#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	#

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	#

101.LAB	XBRL Taxonomy Extension Label Linkbase	#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	#

#	Filed herewith
##	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ John M. Laubacker
John M. Laubacker
Title:	Chief Financial Officer

Date: July 28, 2017