Form 10-Q
period 2017-09-29
COMPUTER TASK GROUP INC
filed 2017-10-26
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	October 20, 2017
Common stock, par value $.01 per share	15,491,816

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Revenue	$74,039	$78,065	$226,566	$247,401
Direct costs	61,010	64,193	185,651	203,072
Selling, general and administrative expenses	12,619	14,567	38,482	42,060
Goodwill impairment	—	15,785	—	37,329
Operating income (loss)	410	(16,480)	2,433	(35,060)
Interest and other income	18	140	71	165
Interest and other expense	129	63	278	247
Income (loss) before income taxes	299	(16,403)	2,226	(35,142)
Provision (benefit) for income taxes	259	(220)	1,001	639
Net income (loss)	$40	$(16,183)	$1,225	$(35,781)
Net income (loss) per share:
Basic	$0.00	$(1.03)	$0.08	$(2.30)
Diluted	$0.00	$(1.03)	$0.08	$(2.30)
Weighted average shares outstanding:
Basic	15,013	15,649	15,150	15,586
Diluted	15,316	15,649	15,408	15,586

Cash dividend per common share	$—	$0.06	$—	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net Income (loss)	$40	$(16,183)	$1,225	$(35,781)

Foreign currency adjustment	671	129	2,150	299
Change in pension loss, net of taxes of $14 and $17 in the 2017 and 2016 third quarters, respectively, and $43 and $48 in the first three quarters of 2017 and 2016, respectively	(205)	(9)	(718)	(25)
Other comprehensive income	466	120	1,432	274

Comprehensive income (loss)	$506	$(16,063)	$2,657	$(35,507)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	September 29,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$11,446	$9,407
Accounts receivable, net of allowances of $376 and $469 in 2017 and 2016, respectively	66,409	71,355
Prepaid and other current assets	2,331	2,010
Income taxes receivable	853	—
Total current assets	81,039	82,772
Property, equipment and capitalized software, net	6,236	5,863
Deferred income taxes	6,052	6,886
Cash surrender value of life insurance	32,463	31,024
Investments	407	370
Total assets	$126,197	$126,915
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$6,307	$6,973
Accrued compensation	21,548	17,365
Advance billings on contracts	2,013	935
Other current liabilities	3,948	4,638
Total current liabilities	33,816	29,911
Long-term debt	—	4,725
Deferred compensation benefits	13,385	12,993
Other long-term liabilities	673	467
Total liabilities	47,874	48,096
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in 2017 and 2016	270	270
Capital in excess of par value	120,276	123,947
Retained earnings	85,448	84,223
Less: Treasury stock of 11,527,430 and 11,077,779 shares at cost, in 2017 and 2016, respectively	(112,340)	(112,858)
Accumulated other comprehensive loss	(15,331)	(16,763)
Total shareholders’ equity	78,323	78,819
Total liabilities and shareholders’ equity	$126,197	$126,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Quarters Ended
	September 29, 2017	September 30, 2016
Cash flow from operating activities:
Net income (loss)	$1,225	$(35,781)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,152	1,267
Equity-based compensation expense	782	1,322
Deferred income taxes	791	(541)
Deferred compensation	127	85
Goodwill impairment	—	37,329
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	7,333	(1,730)
Increase in prepaid and other current assets	(275)	(956)
Increase in cash surrender value of life insurance	(1,439)	(1,064)
Decrease in accounts payable	(1,117)	(2,044)
Increase in accrued compensation	3,313	6,076
Increase in advance billings on contracts	923	404
Decrease in other current liabilities	(796)	(147)
Decrease in income taxes payable	(928)	(138)
Increase in other long-term liabilities	206	88
Net cash provided by operating activities	11,297	4,170
Cash flow from investing activities:
Additions to property and equipment	(406)	(1,529)
Additions to capitalized software	(942)	(370)
Life insurance proceeds	—	394
Deferred compensation plan investments, net	(45)	(119)
Net cash used in investing activities	(1,393)	(1,624)
Cash flow from financing activities:
Proceeds from long-term debt	39,955	37,245
Payments on long-term debt	(44,680)	(37,970)
Proceeds from stock option plan exercises	741	229
Excess tax benefits from equity-based compensation	—	22
Taxes remitted for shares withheld from equity-based compensation transactions	(285)	(347)
Proceeds from Employee Stock Purchase Plan	116	161
Change in cash overdraft, net	93	(226)
Dividends paid	—	(2,844)
Purchase of stock for treasury	(4,845)	—
Net cash used in financing activities	(8,905)	(3,730)
Effect of exchange rates on cash and cash equivalents	1,040	168
Net increase (decrease) in cash and cash equivalents	2,039	(1,016)
Cash and cash equivalents at beginning of year	9,407	10,801
Cash and cash equivalents at end of quarter	$11,446	$9,785

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal period where the last day of each of the first three quarters is a Friday. The 2017 third quarter began on July 1, 2017 and ended on September 29, 2017. The 2016 third quarter began on July 2, 2016 and ended September 30, 2016. There were 63 billable days in both the third quarters of 2017 and 2016, and 191 and 192 billable days in the 2017 and 2016 year-to-date periods, respectively.

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters and three quarters ended September 29, 2017 and September 30, 2016 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
IT solutions	29.6%	28.3%	29.8%	29.4%
IT and other staffing	70.4%	71.7%	70.2%	70.6%
Total	100.0%	100.0%	100.0%	100.0%

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

CTG’s revenue by vertical market as a percentage of total revenue for the quarters and three quarters ended September 29, 2017 and September 30, 2016 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Technology service providers	33.3%	36.4%	33.1%	35.2%
Manufacturing	24.2%	24.6%	25.3%	24.1%
Healthcare	16.6%	17.1%	17.0%	18.5%
Financial services	9.5%	7.7%	8.5%	7.6%
Energy	4.9%	4.9%	4.9%	5.4%
General markets	11.5%	9.3%	11.2%	9.2%
Total	100.0%	100.0%	100.0%	100.0%

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At September 29, 2017 and December 31, 2016, the carrying amounts of the Company’s cash of $11.4 million and $9.4 million, respectively, approximated fair value.

The Company is also allowed to elect an irrevocable option to measure, on a contract-by-contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this accounting standard for any specific contracts during the quarters ended September 29, 2017 or September 30, 2016.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies on 20 individuals, whose average age is 74 years old.  Those policies have generated cash surrender value. At September 29, 2017 and December 31, 2016, these insurance policies had gross cash surrender values of $30.6 million and $30.1 million, respectively, which are included on the consolidated balance sheet in “Cash surrender value of life insurance” under non-current assets. There are no loans outstanding against these policies.

At September 29, 2017 and December 31, 2016, the total death benefit for the remaining policies was approximately $42.1 million and $41.1 million, respectively. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $41.5 million after the payment of obligations, and, under current tax regulations, record a non-taxable gain of approximately $10.9 million.

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

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at September 29, 2017 and December 31, 2016 are summarized as follows:

(amounts in thousands)	September 29, 2017	December 31, 2016
Property, equipment and capitalized software	$23,257	$21,918
Accumulated depreciation and amortization	(17,021)	(16,055)
Property, equipment and capitalized software, net	$6,236	$5,863

The Company recorded $0.1 million and $0.9 million of capitalized software costs during the quarter and three quarters ended September 29, 2017, respectively, and $0.1 million and $0.4 million of capitalized software costs during the quarter and three quarters ended September 30, 2016. The increase in the 2017 periods as compared with 2016 is due to the purchase of software licenses, which the Company implemented in the first half of 2017. As of those dates, the Company had capitalized a total of $2.1 million and $1.0 million, respectively, for software projects developed for commercial use. Amortization periods range from two to five years, and are evaluated periodically for propriety. Amortization expense totaled approximately $0.1 million and $0.2 million in the quarter and three quarters ended September 29, 2017, and approximately $0.1 million in both the quarter and three quarters ended September 30, 2016. Accumulated amortization for these projects totaled $0.5 million and $0.3 million as of September 29, 2017 and September 30, 2016, respectively.

The Company is in the process of negotiating the sale of its corporate administrative building. The Company does not expect to record a loss on the sale of the building.

Guarantees

The Company has a number of guarantees in place in its European operations that support office leases and performance under government contracts. At September 29, 2017 and December 31, 2016, these guarantees totaled approximately $1.2 million and $1.1 million, respectively, and generally have expiration dates ranging from October 2017 through December 2024.

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

The Company currently records approximately 96.8% of its annual revenue on a time-and-material or progress-billing basis, with the remaining 3.2% recorded under a proportional method of accounting using an inputs methodology for fixed price projects.  For the 96.8% of the Company’s revenue recorded under the time-and-material or progress billings methods of accounting, the Company does not expect this new standard to change the timing or the amount of revenue that is currently recorded.  The Company is currently evaluating the 3.2% of revenue recorded under its fixed price projects to determine if the manner or timing of revenue recognition would change for existing projects.  However, the Company does not expect the impact of adopting this new accounting guidance to have a material impact on its consolidated operating results, but does expect the new standard to increase the Company’s accounting policy disclosures upon adoption.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amended accounting guidance related to seven aspects of the accounting for share-based payments award transactions. This guidance became effective for the quarter ended March 31, 2017, and the Company recorded less than $0.2 million and approximately $0.3 million of additional tax expense for tax shortfalls in the quarter and three quarters ended September 29, 2017, respectively, that previously would have been recorded to capital in excess of par value on the Company’s condensed consolidated balance sheet. Additionally, the Company recorded $0.3 million in both of the periods ended September 29, 2017 and September 30, 2016, respectively, for taxes remitted for shares withheld from equity-based compensation transactions on the condensed consolidated statements of cash flows in the “cash flow from financing activities” section.

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

4.	Net Income (Loss) Per Share

Basic and diluted earnings (loss) per share (EPS) for the quarters and three quarters ended September 29, 2017 and September 30, 2016 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands, except per-share data)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Weighted-average number of shares outstanding during period	15,013	15,649	15,150	15,586
Common stock equivalents from incremental shares under equity-based compensation plans	303	—	258	—
Number of shares on which diluted earnings per share is based	15,316	15,649	15,408	15,586
Net income (loss)	$40	$(16,183)	$1,225	$(35,781)
Net income (loss) per share
Basic	$0.00	$(1.03)	$0.08	$(2.30)
Diluted	$0.00	$(1.03)	$0.08	$(2.30)

Weighted-average shares represent the average number of issued shares less treasury shares, and shares held in the Stock Trusts for the 2016 periods, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 1.0 million and 1.6 million shares of common stock were outstanding at September 29, 2017 and September 30, 2016, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

5.	Investments

The Company’s investments consist of mutual funds which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At both September 29, 2017 and December 31, 2016, the Company’s investment balances, which are classified as trading securities, totaled approximately $0.4 million, and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see note 2 for “Fair Value”). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2017 and 2016 second quarter and year-to-date periods.

6.	Debt

In October 2015, the Company entered into its current unsecured revolving credit agreement which replaced a demand line of credit and allows the Company to borrow up to $40.0 million. The agreement also allows under its provisions for the Company to borrow up to $17.5 million against the cash surrender value of the Company's life insurance policies. The new agreement expires in October 2018, and has interest rates ranging from 0 to 50 basis points over the prime rate, and 150 to 200 basis points over LIBOR. The Company can borrow under the agreement at either the prime rate or a LIBOR rate option, at its discretion. At September 29, 2017 and December 31, 2016, there was $0.0 million and $4.7 million, respectively, outstanding under the revolving credit agreement.

The maximum amounts outstanding under the credit agreement in the 2017 and 2016 third quarters was $4.2 million and $4.6 million, respectively, while borrowings during those quarters averaged $2.3 million and $2.0 million, respectively, and carried weighted average interest rates of 2.9% and 3.5%, respectively.

Under the agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends (if any are declared), and make acquisitions. The covenants are measured quarterly, and at September 29, 2017, included a leverage ratio (total outstanding debt divided by earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted for non-cash charges (including goodwill impairments) as necessary) which must be no greater than 2.75 to 1, a calculation of minimum tangible net worth (total shareholders' equity less goodwill and intangible assets) which must be no less than $48.6 million, and total annual expenditures for property, equipment and capitalized software must be no more than $5.0 million. The Company was in compliance with these covenants at September 29, 2017 as the leverage ratio was 0.0, the minimum tangible net worth was $76.9 million, and capital expenditures for property, equipment and capitalized software were $1.3 million in the 2017 year-to-date period.

7.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at September 29, 2017 and December 31, 2016 are as follows:

(amounts in thousands)	September 29, 2017	December 31, 2016
Foreign currency	$(6,294)	$(8,444)
Pension loss, net of tax of $792 in 2017, and $835 in 2016	(9,037)	(8,319)
Accumulated other comprehensive loss	$(15,331)	$(16,763)

During the 2017 and 2016 third quarters and first three quarters, actuarial losses were amortized to expense as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Amortization of actuarial losses	$87	$71	$246	$215
Income tax	(14)	(17)	(43)	(48)
Net of tax	$73	$54	$203	$167

The amortization of both prior service cost and actuarial losses are included in determining net periodic pension cost. See note 9, "Deferred Compensation and Other Benefits" for additional information.

8.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 40% of pre-tax income. The 2017 third quarter and year-to-date ETR was 86.6% and 45.0%, respectively, and 2016 third quarter ETR was a benefit of 1.3% and the 2016 year-to-date ETR was (1.8)%.

The ETR was higher than the normal range in the 2017 third quarter and year-to-date primarily due lower pre-tax income and the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which required the company to record approximately $0.2 million in the 2017 third quarter, and $0.3 million in the 2017 year-to-date period of additional tax expense for shortfalls in the quarter that would previously have been recorded to capital in excess of par value on the Company’s condensed consolidated balance sheet. This additional tax expense was partially offset by tax benefits for the Work Opportunity Tax Credit (WOTC) and Credit for Increasing Research Activities (R&D).

The ETR was lower than the normal range in the 2016 third quarter primarily due to the non-deductible goodwill impairment charge totaling $15.8 million taken in the quarter, which, when considered in the tax provision resulted in reduced taxable loss, and also due to the Work Opportunity Tax Credit (WOTC) and the Research and Development tax credit (R&D). The 2016 year-to-date ETR was lower than the normal range due to the non-deductible goodwill impairment charges totaling $37.3 million taken in the 2016 first and third quarters, which, when considered in the tax provision resulted in net taxable income, and due to the WOTC and the R&D credits.

At September 29, 2017, the undistributed earnings of foreign subsidiaries totaled approximately $23.6 million, which are considered to be indefinitely reinvested, and accordingly, no provision for taxes has been provided thereon. Given the complexities of the foreign tax calculations, it is not practicable to compute the tax liability that would be due upon distribution of those earnings in the form of dividends or liquidation or sale of the foreign subsidiaries.

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

Net periodic pension cost for the quarters and three quarters ended September 29, 2017 and September 30, 2016 for the ESBP was as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Interest cost	$55	$60	$165	$182
Amortization of actuarial loss	40	43	118	129
Net periodic pension cost	$95	$103	$283	$311

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see note 2 for “Life Insurance Policies”). The Company does not anticipate making contributions to the plan other than for benefit payments as required in 2017 and future years. In the 2017 third quarter and year-to-date periods, the Company made benefit payments totaling approximately $0.1 million and $0.5 million, respectively, and expects to make payments in 2017 totaling approximately $0.7 million.

The Company also retained a contributory defined benefit plan for its previous employees located in the Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003. Net periodic pension cost was approximately $15,000 and $44,000 in the 2017 third quarter and year-to-date periods, respectively, and $18,000 and $55,000 in the corresponding 2016 periods, respectively.

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

The change in the fair value of plan assets for the NDBP for the three quarters ended September 29, 2017 and September 30, 2016 was as follows:

	For the Three Quarters Ended
(amounts in thousands)	September 29, 2017	September 30, 2016
Fair value of plan assets at beginning of period	$6,920	$7,106
Return on plan assets	217	216
Contributions	—	—
Benefits paid	(119)	(113)
Effect of exchange rate changes	852	207
Fair value of plan assets at end of quarter	$7,870	$7,416

During 2017, the Company determined that its fully funded pension plan related to Belgium employees, which the Company had historically accounted for as a defined contribution plan, should have been reported as a defined benefit plan. The impact of the error on the historical financial statements was immaterial. The Company recorded an increase to noncurrent assets and an offsetting adjustment primarily to direct costs of approximately $0.3 million, and an increase in income tax expense and deferred tax liabilities of approximately $0.1 million to correct the accounting during the 2017 third quarter.

Net periodic pension cost for the quarters and three quarters ended September 29, 2017 for the Belgium pension plan was as follows:

	For the Quarter Ended	For the Three Quarters Ended
(amounts in thousands)	September 29, 2017	September 29, 2017
Service cost	$70	$210
Interest cost	$39	$117
Expected return on assets	$(79)	$(238)
Net periodic pension cost	$30	$89

The change in the fair value of plan assets for the three quarters ended September 29, 2017 was as follows:

For the Three Quarters Ended
(amounts in thousands)	September 29, 2017
Fair value of plan assets at beginning of period	$8,520
Return on plan assets	225
Contributions	343
Benefits paid	(10)
Effect of exchange rate changes	1,075
Fair value of plan assets at end of quarter	$10,153

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. Cash contributions made to this plan in the 2017 first quarter for amounts earned in 2016 totaled $0.1 million, while contributions to the plan in the 2016 first quarter for amounts earned in 2015 totaled $0.2 million. The investments in the plan are included in the total assets of the Company, and are discussed in note 5, “Investments.” Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were no stock units purchased in 2017, while 5,000 share units were purchased in the 2016 first quarter and none were purchased in the 2016 second or third quarter.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Contributions in the 2017 third quarter and year-to-date periods were $0.1 million and $0.3 million, respectively. At the time the contributions were made, the non-employee directors elected to purchase stock units from the Company at current market prices using their available investment balance within the plan. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in return for funds received, the Company released shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

10.	Equity-based Compensation

During the 2017 second quarter and first quarter, the Company granted restricted stock totaling 316,165 shares and 7,500 shares, respectively, which were funded out of treasury stock. No stock option or restricted stock grants were issued during the 2017 third quarter. Restricted stock and stock units totaling 512,650 shares were granted in the 2016 first quarter of which 10,000 shares were issued out of treasury stock and 502,650 shares were issued out of the Computer Task Group, Inc. Stock Compensation Employee Trust.  No stock option or restricted stock grants were issued during the 2016 second or third quarter.

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

During the 2016 fourth quarter, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s stock over a two year period of time.  This repurchase authorization replaced the previously outstanding authorization.  The Company purchased 276,000 shares for treasury during the 2017 third quarter, and 916,000 shares for treasury during the 2017 year-to-date period. At September 29, 2017, the Company had approximately $4.0 million left in its current stock repurchase authorization. During the 2017 third quarter and year-to-date periods, the Company issued 31,000 shares and 644,000, respectively, out of treasury stock primarily to fulfill the share requirements from purchases of stock in the Non-Employee Director Deferred Compensation Plan, stock option exercises, and restricted stock grants.

The Company did not purchase any shares for treasury during the 2016 third quarter or year-to-date periods. At September 30, 2016, approximately 0.5 million shares remained authorized for future purchases. During the 2016 third quarter and year-to-date periods the Company issued 45,000 shares and 305,000 shares, respectively, out of treasury stock primarily to fulfill the share requirements from stock option exercises and restricted stock grants.

During the 2016 second quarter, the Company terminated its Stock Employee Compensation Trust (SECT) and Omnibus Stock Trust, and recorded the remaining shares in those trusts, totaling approximately 2.8 million shares, as treasury stock.  The trusts had previously been established to fund employee stock plans and benefit programs.

12.	Significant Customers

In the 2017 third quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $18.6 million or 25.1% of consolidated revenue compared with $24.4 million or 31.3% of consolidated revenue in the comparable 2016 period. In the 2017 year-to-date period, IBM accounted for $57.9 million or 25.5% of consolidated revenue compared with $75.5 million or 30.5% of consolidated revenue in the comparable 2016 period. During the 2017 third quarter, the National Technical Services Agreement with IBM was extended for two years and now expires on December 31, 2019. The Company’s accounts receivable from IBM at September 29, 2017 and December 31, 2016 totaled $21.2 million and $28.0 million, respectively.

In the 2017 third quarter, SDI International (SDI) was the Company’s second largest customer and accounted for $8.4 million or 11.3% of consolidated revenue compared with $8.6 million or 11.0% of consolidated revenue in the comparable 2016 period. In the 2017 year-to-date period, SDI accounted for $27.2 million or 12.0% of consolidated revenue compared with $25.2 million or 10.2% of consolidated revenue in the comparable 2016 period. SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI is for employees working at Lenovo. The Company’s accounts receivable from SDI at September 29, 2017 and December 31, 2016 totaled $5.2 million and $5.6 million, respectively.

No other customer accounted for 10% or more of the Company's revenue during the 2017 or 2016 third quarter or year-to-date periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Three Quarters Ended September 29, 2017

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters and three quarters ended September 29, 2017 and September 30, 2016 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
IT solutions	29.6%	28.3%	29.8%	29.4%
IT and other staffing	70.4%	71.7%	70.2%	70.6%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarters and three quarters ended September 29, 2017 and September 30, 2016 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Technology service providers	33.3%	36.4%	33.1%	35.2%
Manufacturing	24.2%	24.6%	25.3%	24.1%
Healthcare	16.6%	17.1%	17.0%	18.5%
Financial services	9.5%	7.7%	8.5%	7.6%
Energy	4.9%	4.9%	4.9%	5.4%
General markets	11.5%	9.3%	11.2%	9.2%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters and three quarters ended September 29, 2017 and September 30, 2016 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Time-and-material	85.3%	86.1%	85.5%	86.8%
Progress billing	11.4%	11.0%	11.3%	10.5%
Percentage-of-completion	3.3%	2.9%	3.2%	2.7%
Total	100.0%	100.0%	100.0%	100.0%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of operations with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	September 29, 2017		September 30, 2016
	(amounts in thousands)
Revenue	100.0%	$74,039	100.0%	$78,065
Direct costs	82.4%	61,010	82.2%	64,193
Selling, general and administrative expenses	17.0%	12,619	18.7%	14,567
Goodwill impairment	—%	—	20.2%	15,785
Operating income (loss)	0.6%	410	(21.1)%	(16,480)
Interest and other income (expense), net	(0.2)%	(111)	0.1%	77
Income (loss) before income taxes	0.4%	299	(21.0)%	(16,403)
Provision (benefit) for income taxes	0.3%	259	(0.3)%	(220)
Net income (loss)	0.1%	$40	(20.7)%	$(16,183)

For the Three Quarters Ended:	September 29, 2017		September 30, 2016
	(amounts in thousands)
Revenue	100.0%	$226,566	100.0%	$247,401
Direct costs	81.9%	185,651	82.1%	203,072
Selling, general and administrative expenses	17.0%	38,482	17.0%	42,060
Goodwill impairment	—%	—	15.1%	37,329
Operating income (loss)	1.1%	2,433	(14.2)%	(35,060)
Interest and other expense, net	(0.1)%	(207)	—%	(82)
Income (loss) before income taxes	1.0%	2,226	(14.2)%	(35,142)
Provision for income taxes	0.4%	1,001	0.3%	639
Net income (loss)	0.6%	$1,225	(14.5)%	$(35,781)

The Company recorded revenue in the 2017 and 2016 periods as follows:

For the Quarter Ended:	September 29, 2017		September 30, 2016		Year-over-Year Change
	(amounts in thousands)
North America	73.0%	$54,082	78.5%	$61,282	(11.7)%
Europe	27.0%	19,957	21.5%	16,783	18.9%
Total	100.0%	$74,039	100.0%	$78,065	(5.2)%

For the Three Quarters Ended:	September 29, 2017		September 30, 2016		Year-over-Year Change
	(amounts in thousands)
North America	74.4%	$168,561	78.7%	$194,649	(13.4)%
Europe	25.6%	58,005	21.3%	52,752	10.0%
Total	100.0%	$226,566	100.0%	$247,401	(8.4)%

There were 63 billable days in both the 2017 and 2016 third quarters. Reimbursable expenses billed to customers and included in revenue totaled $0.8 million and $0.9 million in the 2017 and 2016 third quarters, respectively.

There were 191 and 192 billable days in the 2017 and 2016 year-to-date periods, respectively. Reimbursable expenses billed to customers and included in revenue totaled $2.5 million and $3.2 million in the 2017 and 2016 year-to-date periods, respectively.

The revenue decrease in North America in the 2017 third quarter and year-to-date periods as compared with the corresponding 2016 periods was due to a significant decrease in demand for the Company's IT solutions business, primarily in the Company’s healthcare vertical market, as well as a significant decrease in demand for our IT and other staffing services business, primarily in our technology service providers vertical market.

On a consolidated basis, IT solutions revenue decreased $0.2 million or 1.0% in the 2017 third quarter, and $5.2 million or 7.2% in the 2017 year-to-date period as compared with the corresponding 2016 periods. The Company’s healthcare vertical market grew from 2008-2012 primarily from installing EHR systems in hospitals and health systems, and then began to decline beginning in 2013.  As of today, EHR installations are largely complete. In late 2014, the Company began to see significant reductions in billable resources at a number of its larger healthcare clients, which further decreased IT solutions revenue in the Company’s healthcare vertical market as existing projects ended. This decrease in spending on healthcare IT projects continued in the first three quarters of 2017 for the customers that we serve.

On a consolidated basis, IT and other staffing revenue decreased $3.8 million or 6.8% in the 2017 third quarter, and $15.6 million or 8.9% in the 2017 year-to-date period as compared with the corresponding 2016 periods. The Company had previously been informed by its largest staffing client that there would be significant reductions in both requirements and billable rates for certain of the employees provided to this client beginning in the 2016 fourth quarter.  These reductions in requirements and bill rates were completed by the end of the 2017 first quarter. Additionally, the Company continued to experience a significant reduction in demand from its largest staffing clients in the 2017 second and third quarter. The Company’s headcount was approximately 3,250 employees at September 29, 2017, which was an 8.5% decrease from approximately 3,550 employees at September 30, 2016, and a 5.8% decrease from approximately 3,450 employees at December 31, 2016.

Revenue in the Company’s European operations in the 2017 third quarter and year-to-date periods as compared with the corresponding 2016 periods significantly increased primarily due to an increase in IT solutions and staffing work across a number of the Company’s vertical markets.

The revenue increase in Europe in the countries in which the Company operates (Belgium, Luxembourg, and the United Kingdom) in the 2017 third quarter was impacted in part by the relative strength of the U.S. dollar as compared with the currencies of Belgium, Luxembourg, and the United Kingdom. In Belgium and Luxembourg, where a significant portion of the Company’s revenue from its European operations is generated, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2017 third quarter as compared with the 2016 third quarter, the average value of the Euro increased 5.3% while the average value of the British Pound decreased 0.3%. If there had been no change in these exchange rates from the 2016 third quarter to the 2017 third quarter, total European revenue would have been approximately $1.0 million lower, or $19.0 million as compared with the $20.0 million reported. Operating income in the 2017 third quarter was not significantly impacted by the changes in the exchange rates year-over-year. In the 2017 year-to-date period as compared with the corresponding 2016 period, the average value of the Euro decreased 0.2% while the average value of the British Pound decreased 8.5%. If there had been no change in these exchange rates from the first three quarters of 2016 to the corresponding 2017 period, total European revenue would have been approximately $0.5 million higher, or $58.5 million as compared with the $58.0 million reported. Operating income in the 2017 year-to-date period was not significantly impacted by the changes in the exchange rates year-over-year.

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

In the 2017 third quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $18.6 million or 25.1% of consolidated revenue compared with $24.4 million or 31.3% of consolidated revenue in the comparable 2016 period. In the 2017 year-to-date period, IBM accounted for $57.9 million or 25.5% of consolidated revenue compared with $75.5 million or 30.5% of consolidated revenue in the comparable 2016 period. During the 2017 third quarter, the National Technical Services Agreement with IBM was extended for two years and now expires on December 31, 2019. The Company’s accounts receivable from IBM at September 29, 2017 and December 31, 2016 totaled $21.2 million and $28.0 million, respectively.

In the 2017 third quarter, SDI International (SDI) was the Company’s second largest customer and accounted for $8.4 million or 11.3% of consolidated revenue compared with $8.6 million or 11.0% of consolidated revenue in the comparable 2016 period.  In the 2017 year-to-date period, SDI accounted for $27.2 million or 12.0% of consolidated revenue compared with $25.2 million or 10.2% of consolidated revenue in the comparable 2016 period. SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI is for employees working at Lenovo. The Company’s accounts receivable from SDI at September 29, 2017 and December 31, 2016 totaled $5.2 million and $5.6 million, respectively.

No other customer accounted for 10% or more of the Company's revenue during the 2017 or 2016 third quarters or year-to-date periods.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 82.4% of revenue in the 2017 third quarter as compared with 82.2% of revenue in the 2016 third quarter, and 81.9% of revenue in the 2017 year-to-date period as compared with 82.1% of revenue in the corresponding 2016 period. The Company’s direct costs as a percentage of revenue increased in the 2017 third quarter as compared with the 2016 corresponding period due to a significant increase in fringe benefit costs primarily medical expense, in the 2017 third quarter.  The increase in medical expense, which totaled approximately $1.0 million in direct costs, was due to much higher utilization of the Company’s self-insured medical plan during the quarter.  Direct costs decreased slightly in the 2017 year-to-date period as compared with the corresponding 2016 period primarily due to an improvement in employee utilization year-over-year, offset by the additional medical expense in 2017.

Selling, general and administrative (“SG&A”) expenses were 17.0% of revenue in the 2017 third quarter as compared with 18.7% in the corresponding 2016 period, and 17.0% of revenue in both the 2017 and 2016 year-to-date periods. The decrease in SG&A expenses as a percentage of revenue in the 2017 third quarter as compared with the 2016 third quarter is due to severance costs incurred totaling $1.5 million in the 2016 third quarter. In the 2017 year-to-date period, SG&A expenses included severance of approximately $0.4 million incurred in the 2017 second quarter, additional costs associated with our operating units as the Company continues to make investments in sales, recruiting and delivery resources in order to focus on long-term growth, and the loss of operating leverage resulting from lower year-over-year revenue.  The 2016 year-to-date period includes the $1.5 million in severance noted above incurred in the 2016 third quarter.

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

Operating income (loss) was 0.6% of revenue in the 2017 third quarter, as compared with (21.1)% of revenue in the 2016 third quarter, and 1.1% of revenue in the 2017 year-to-date period compared with (14.2)% in the corresponding 2016 period. Operating income in the 2017 third quarter was impacted by a total of $1.2 million of additional medical costs for high utilization of the Company self-insured medical plan. Operating income in the 2017 year-to-date period was impacted by the $1.2 million in medical costs and $0.8 million of severance costs. The significant loss in the 2016 third quarter and year-to-date period was due to the goodwill impairment and severance charges noted above.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The Company’s normal annual ETR typically ranges from 38% to 40% of pre-tax income. The 2017 third quarter and year-to-date ETR was 86.6% and 45.0%, respectively, and 2016 third quarter ETR was a benefit of 1.3% and the 2016 year-to-date ETR was (1.8)%.

The ETR was higher than the normal range in the 2017 third quarter and year-to-date period primarily due to lower pre-tax income and the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 required the company to record approximately $0.2 million in the 2017 third quarter, and $0.3 million in the 2017 year-to-date period of additional tax expense for shortfalls in the quarter that would previously have been recorded to capital in excess of par value on the Company’s condensed consolidated balance sheet. This additional tax expense was partially offset by tax benefits for the Work Opportunity Tax Credit (WOTC) and Credit for Increasing Research Activities (R&D).

The ETR was lower than the normal range in the 2016 third quarter primarily due to the non-deductible goodwill impairment charge totaling $15.8 million taken in the quarter, which, when considered in the tax provision resulted in reduced taxable loss, and also due to the Work Opportunity Tax Credit (WOTC) and the Research and Development tax credit (R&D). The 2016 year-to-date ETR was lower than the normal range due to the non-deductible goodwill impairment charges totaling $37.3 million taken in the 2016 first and third quarters, which, when considered in the tax provision resulted in net taxable income, and due to the WOTC and the R&D credits.

Net income (loss) was 0.1% of revenue or $0.00 per diluted share in the 2017 third quarter, as compared with (20.7)% of revenue or $(1.03) per diluted share in the 2016 third quarter, and 0.6% or $0.08 per diluted share in the 2017 year-to-date period compared with (14.5)% or $(2.30) in the 2016 year-to-date period.  Diluted earnings per share was calculated using 15.3 million and 15.6 million weighted-average equivalent shares outstanding for the quarters ended September 29, 2017 and September 30, 2016, respectively, and 15.4 million and 15.6 million weighted-average equivalent shares outstanding for the three quarters ended September 29, 2017 and September 30, 2016.

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

Income Taxes—Valuation Allowances on Deferred Tax Assets

At September 29, 2017, the Company had a total of approximately $5.9 million of non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards and state taxes. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the expected tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At September 29, 2017, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $1.1 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at September 29, 2017, the Company had offset a portion of these assets with a valuation allowance totaling $1.0 million, resulting in a net deferred tax asset from net operating loss carryforwards of $0.1 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the 2017 third quarter and year-to-date period would have increased or decreased net income by approximately $3,000 and $22,300, respectively.

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

Financial Condition and Liquidity

Cash provided by operating activities was $11.3 million in the 2017 year-to-date period (2017 period), compared with cash provided by operating activities of $4.2 million in the 2016 year-to-date period (2016 period). In the 2017 period, net income was $1.2 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $2.9 million. In the 2016 period, the net loss was $(35.8) million, while the corresponding non-cash adjustments totaled $39.5 million.

The accounts receivable balance decreased $7.3 million in the 2017 period, and increased $1.7 million in the 2016 period. The decrease in the accounts receivable balance in the 2017 period primarily resulted from a decrease in days sales outstanding (DSO) of three days to 82 days from 85 days at December 31, 2016, and due to a decrease in revenue of 8.4% in the 2017 period as compared with the prior period. The increase in the accounts receivable balance in the 2016 period primarily resulted from DSO increasing 10 days to 86 days at September 30, 2016 from 76 days at December 31, 2015, offset by a decrease in revenue in 2016 as compared with 2015.

Prepaid and other current assets increased $0.3 million and $1.0 million in the 2017 and 2016 periods, respectively, due to payments made in the first quarter of the respective year that are then expensed throughout the year.   The cash surrender value of life insurance increased $1.4 million and $1.1 million in the 2017 and 2016 periods, respectively, due to normal valuation increases.

Accrued compensation increased $3.3 million and $6.1 million in the 2017 and 2016 periods, respectively.  Accrued compensation changed in each period due to the timing of the U.S. bi-weekly payroll that was paid on September 29, 2017 and September 30, 2016 as compared with December 31, 2016 and 2015.  Advance billings on contracts increased $0.9 million and $0.4 million in the 2017 and 2016 periods, respectively, due to the timing of invoices sent to clients under contracts in progress at September 29, 2017 and December 31, 2016.

Investing activities used $1.4 million and $1.6 million of cash in the 2017 and 2016 periods, respectively. The Company used cash for additions to property, equipment, and capitalized software of $1.3 million in the 2017 period and $1.9 million in the 2016 period. The Company has commitments to spend approximately $0.7 million on capital expenditures as of September 29, 2017, primarily for renovations to the Company’s corporate headquarters to accommodate additional employees and the Company’s data center pending the sale of the Company’s administrative office building. The Company expects the amount to be spent proportionately in the last three months of 2017 on additions to property, equipment and capitalized software to be slightly higher than the amount proportionally spent in the first three quarters of 2017. Net payments to the Company's deferred compensation plans were less than $0.1 million in the 2017 period as compared with $0.1 million in the 2016 period.

The Company is in the process of negotiating the sale of its corporate administrative building. The current list price for the property is $2.6 million. As the carrying value of building at September 29, 2017 was approximately $1.6 million, the Company does not expect to record a loss on the sale of the building.

Financing activities used $8.9 million of cash in the 2017 period and $3.7 million in the 2016 period. Cash repaid under the Company’s revolving line of credit to fund working capital obligations netted to $(4.7) million in the 2017 period and $(0.7) million in the 2016 period. The Company recorded $0.7 million in the 2017 period and $0.3 million in the 2016 period from the proceeds from stock option exercises. Payments made to taxing authorities that represent the value of shares withheld for taxes in employee equity-based compensation transactions totaled $0.3 million in both the 2017 and 2016 periods. Cash overdrafts relate to the amount of outstanding checks at a point in time, and netted to less than $0.1 million and $(0.2) million in the 2017 and 2016 periods, respectively. The Company paid dividends totaling $0.0 million and $2.8 million in the 2017 and 2016 periods, respectively.  The Company suspended the payment of its dividend in the 2016 fourth quarter.  The Company also used approximately $4.8 million to purchase 916,000 shares for treasury under its buyback program in the 2017 period. No shares were purchased for treasury under the buyback program in the 2016 period. As of September 29, 2017, $4.0 million was available under the Company's authorization to purchase shares in future periods.

The Company’s unsecured revolving credit agreement allows the Company to borrow up to $40.0 million. The agreement also allows under its provisions for the Company to borrow up to $17.5 million against the cash surrender value of the Company's life insurance policies. The new agreement expires in October 2018, and has interest rates ranging from 0 to 50 basis points over the prime rate, and 150 to 200 basis points over LIBOR. The Company can borrow under the agreement with either a prime or LIBOR rate of interest at its discretion. At September 29, 2017 and December 31, 2016, there was $0.0 and $4.7 million, respectively, outstanding under the revolving credit agreement.

The maximum amount outstanding under the credit agreement in the 2017 third quarter was $4.2 million, while borrowings during the quarter averaged $2.3 million and carried a weighted average interest rate of 2.9%.

Under the agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends (if any are declared), and make acquisitions. The covenants are measured quarterly, and at September 29, 2017, included a leverage ratio (total outstanding debt divided by earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted for non-cash charges (including goodwill impairments, as necessary) which must be no greater than 2.75 to 1, a calculation of minimum tangible net worth (total shareholders' equity less goodwill and intangible assets) which must be no less than $48.6 million, and total annual expenditures for property, equipment and capitalized software, which must be no more than $5.0 million. The Company was in compliance with these covenants at September 29, 2017 as the leverage ratio was 0.0, the minimum tangible net worth was $76.9 million, and capital expenditures for property, equipment and capitalized software were $1.3 million in the 2017 period.

Of the total cash and cash equivalents reported on the consolidated balance sheet at September 29, 2017 of $11.4 million, approximately $10.8 million was held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and does not intend to do so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

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

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2017 or 2016 year-to-date periods other than guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $1.2 million at September 29, 2017.

Contractual Obligations

The Company did not enter into any significant contractual obligations during the quarter ended September 29, 2017.

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

The Company currently records approximately 96.8% of its annual revenue on a time-and-material or progress-billing basis, with the remaining 3.2% recorded under a proportional method of accounting using an inputs methodology for fixed price projects.  For the 96.8% of the Company’s revenue recorded under the time-and-material or progress billing methods of accounting, the Company does not expect this new standard to change the timing or the amount of revenue that is currently recorded.  The Company is currently evaluating the 3.2% of revenue recorded under its fixed price projects to determine if the manner or timing of revenue recognition would change for existing projects.  However, the Company does not expect the impact of adopting this new accounting guidance to have a material impact on its consolidated operating results, but does expect the new standard to increase our accounting policy disclosures upon adoption.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amended accounting guidance related to seven aspects of the accounting for share-based payments award transactions. This guidance became effective for the quarter ended March 31, 2017. The Company recorded approximately $0.2 million and $0.3 million, respectively, of additional tax expense for tax shortfalls in the quarter and three quarters ended September 29, 2017 that previously would have been recorded to capital in excess of par value on the Company’s condensed consolidated balance sheet. Additionally, the Company recorded $0.3 million in both of the periods ended September 29, 2017 and September 30, 2016 for taxes remitted for shares withheld from equity-based compensation transactions on the condensed consolidated statements of cash flows in the “cash flow from financing activities” section.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations.

Revenue in the Company’s European operations in the 2017 third quarter and year-to-date period as compared with the corresponding 2016 periods was impacted due to the strength relative to the U.S. dollar of the currencies of Belgium,

Luxembourg, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium and Luxembourg, where a significant portion of the Company’s revenue from its European operations is generated, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2017 third quarter as compared with the 2016 third quarter, the average value of the Euro increased 5.3% while the average value of the British Pound decreased 0.3%. If there had been no change in these exchange rates from the 2016 third quarter to the 2017 third quarter, total European revenue would have been approximately $1.0 million lower, or $19.0 million as compared with the $20.0 million reported. Operating income in the 2017 third quarter was not significantly impacted by the changes in the exchange rates year-over-year. In the 2017 year-to-date period as compared with the corresponding 2016 period, the average value of the Euro decreased 0.2% while the average value of the British Pound decreased 8.5%. If there had been no change in these exchange rates from the first three quarters of 2016 to the corresponding 2017 period, total European revenue would have been approximately $0.5 million higher, or $58.5 million as compared with the $58.0 million reported. Operating income in the 2017 year-to-date period was not significantly impacted by the changes in the exchange rates year-over-year.

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

Changes in Internal Control Over Financial Reporting

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on September 29, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company's risk factors from those previously disclosed in the Company's Form 10-K for the period ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the 2016 fourth quarter, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of stock over the subsequent two-year period.  During October 2017 (subsequent to quarter-end), the Company’s Board authorized the addition of $10.0 million to the repurchase program, bringing the total amount that could be repurchased under the program to $20.0 million.  This share repurchase authorization replaced the Company’s previous share repurchase program.  The information below does not include shares withheld by or surrendered to the Company either to satisfy the exercise cost for the cashless exercise of employee stock options, or to satisfy tax withholding obligations associated with equity awards as the number of shares is minor.

Period	Total Number of Shares Purchased	Average Price Paid Per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased under the Plan or Program
July 1 - July 31	71,401	$5.77	71,401	$5,044,372
August 1 - August 31	128,105	$5.31	128,105	$4,364,667
September 1 - September 29	76,355	$5.42	76,355	$3,961,679
Total	275,861		275,861

**	Excludes broker commissions

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Restated By-laws

On October 20, 2017, the Board of Directors adopted the Restated By-laws of the Company, which amended the By-laws to make updates to the advance notice and director qualification provisions in Article I and Article III of the Restated By-laws:

(i) to increase the notice period for shareholder proposals to be not earlier than 120 days and not later than 90 days prior to the one-year anniversary of the date of the preceding year’s annual meeting of shareholders, unless the meeting is convened more than 30 days prior to or delayed by more than 60 days after the anniversary of the preceding year’s annual meeting, or if no annual meeting was held in the preceding year, in which case the notice of shareholder proposals must be received by the Company not earlier than 120 days and not later than 90 days prior to the date of the annual meeting or, if the first public announcement of the date of the annual meeting is less than 100 days prior to the date of the annual meeting, then the notice of shareholder proposals must be received by the Company not later than the 10th day following the day on which public announcement of the meeting is first made;

(ii) to provide that notice of a shareholder’s intent to nominate persons for election as directors must be received by the Company not earlier than 120 days and not later than 90 days prior to the one-year anniversary of the date of the preceding year’s annual meeting of shareholders, unless the meeting is convened more than 30 days prior to or delayed by more than 60 days after the anniversary of the preceding year’s annual meeting, or if no annual meeting was held in the preceding year, in which case the notice of a shareholder’s intent to nominate persons for election as directors must be received by the Company not earlier than 120 days and not later than 90 days prior to the date of the annual meeting or, if the first public announcement of the date of the annual meeting is less than 100 days prior to the date of the annual meeting, then the notice of a shareholder’s intent to nominate persons for election as directors must be received by the Company not later than the 10th day following the day on which public announcement of the meeting is first made; and

(iii) to provide that a director nominee must provide a written representation and agreement to the Company that he or she currently intends to serve the full term for which the nominee is standing for election, if elected.

In addition to the amendments described above, the Restated By-laws made various clarifications, technical corrections, and administrative and non-substantive changes. The foregoing description is qualified in its entirety by reference to the Restated By-laws filed as Exhibit 3.1 hereto.

2018 Annual Meeting

On October 20, 2017, the Board of Directors set July 26, 2018 as the date of the Company’s 2018 annual meeting of shareholders and set June 12, 2018 as the record date for determining shareholders entitled to vote at the annual meeting.

In accordance with Rule 14a-5(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has determined that proposals to be considered for inclusion in the Company's proxy statement for the annual meeting pursuant to Rule 14a-8 of the Exchange Act must be received at the Company’s principal executive offices not later than December 1, 2017.  For all shareholder proposals made outside of Rule 14a-8 of the Exchange Act and for all shareholder nominations for director, our Restated By-laws require shareholders to give the Company advance notice of any proposal or director nomination to be submitted at an annual meeting of shareholders. The Restated By-laws prescribe the information to be contained in any such notice.  To be timely, a shareholder’s notice with respect to a proposal made outside of Rule 14a-8 or director nomination for the annual meeting must be given, either by personal delivery or by United States mail, postage prepaid, to and received by the Secretary of the Company no earlier than March 28, 2018 and no later than April 27, 2018.

Item 6.	Exhibits

Exhibit	Description	Reference

3.1	Restated By-Laws	#

10.1	2010 Equity Award Plan as Amended	#

31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	##

101.INS	XBRL Instance Document	#

101.SCH	XBRL Taxonomy Extension Schema Document	#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	#

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	#

101.LAB	XBRL Taxonomy Extension Label Linkbase	#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	#

#	Filed herewith
##	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ John M. Laubacker
John M. Laubacker
Title:	Chief Financial Officer

Date: October 26, 2017