Form 10-Q
period 2018-03-30
COMPUTER TASK GROUP INC
filed 2018-05-04
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	April 20, 2018
Common stock, par value $.01 per share	14,276,100

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended
	March 30, 2018	March 31, 2017
Revenue	$82,713	$77,006
Direct costs	66,874	62,777
Selling, general and administrative expenses	15,256	12,829
Operating income	583	1,400
Interest and other income	152	42
Interest and other expense	206	165
Income before income taxes	529	1,277
Provision for income taxes	115	526
Net income	$414	$751
Net income per share:
Basic	$0.03	$0.05
Diluted	$0.03	$0.05
Weighted average shares outstanding:
Basic	14,687	15,296
Diluted	15,298	15,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(Unaudited)

	For the Quarter Ended
	March 30, 2018	March 31, 2017
Net Income	$414	$751

Foreign currency translation adjustment	680	264
Change in pension loss, net of taxes of $9 and $14 in the 2018 and 2017 first quarters, respectively	(233)	(68)
Other comprehensive income	447	196

Comprehensive income	$861	$947

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	March 30,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$11,163	$11,170
Accounts receivable, net of allowances of $157 and $133 in 2018 and 2017, respectively	77,795	68,920
Prepaid and other current assets	3,147	2,370
Income taxes receivable	1,366	1,068
Total current assets	93,471	83,528
Property, equipment and capitalized software, net	5,808	6,996
Deferred income taxes	3,799	3,861
Goodwill	16,423	—
Cash surrender value of life insurance	24,890	31,547
Other assets	466	1,302
Investments	287	401
Total assets	$145,144	$127,635
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$11,952	$9,425
Accrued compensation	23,626	17,065
Advance billings on contracts	3,069	1,918
Other current liabilities	5,524	4,328
Total current liabilities	44,171	32,736
Long-term debt	9,020	4,435
Deferred compensation benefits	11,583	11,647
Other long-term liabilities	193	193
Total liabilities	64,967	49,011
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in 2018 and 2017	270	270
Capital in excess of par value	117,795	120,247
Retained earnings	85,516	85,029
Less: Treasury stock of 11,467,411 and 11,754,147 shares at cost, in 2018 and 2017, respectively	(110,175)	(113,246)
Accumulated other comprehensive loss	(13,229)	(13,676)
Total shareholders’ equity	80,177	78,624
Total liabilities and shareholders’ equity	$145,144	$127,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Quarter Ended
	March 30, 2018	March 31, 2017
Cash flow from operating activities:
Net income	$414	$751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	563	387
Equity-based compensation expense	472	283
Deferred income taxes	53	569
Deferred compensation	(263)	4
Gain on the sale of property and equipment	(110)	—
Changes in assets and liabilities, excluding the effects of acquisitions:
(Increase) decrease in accounts receivable	(1,428)	4,221
(Increase) in prepaid and other current assets	(484)	(344)
(Increase) decrease other long-term assets	(293)	84
(Increase) in cash surrender value of life insurance	(134)	(193)
(Decrease) in accounts payable	(1,596)	(380)
Increase in accrued compensation	3,829	3,235
(Decrease) in income taxes payable / receivable	(472)	(342)
Increase in advance billings on contracts	235	1,235
(Decrease) in other current liabilities	(30)	(1,061)
Increase in other long-term liabilities	—	13
Net cash provided by operating activities	756	8,462
Cash flow from investing activities:
Cash paid for acquisitions, net of cash acquired	(13,660)	—
Additions to property and equipment	(720)	(156)
Additions to capitalized software	(56)	(602)
Proceeds from the sale of property and equipment	1,720	—
Proceeds from life insurance	1,126	—
Deferred compensation plan investments, net	114	(45)
Net cash used in investing activities	(11,476)	(803)
Cash flow from financing activities:
Proceeds from long-term debt	37,890	48,150
Payments on long-term debt	(33,305)	(52,875)
Proceeds from stock option plan exercises	467	77
Proceeds from life insurance loans	6,055	—
Taxes remitted for shares withheld from equity-based compensation transactions	(220)	(246)
Proceeds from Employee Stock Purchase Plan	29	37
Change in cash overdraft, net	(423)	(347)
Purchase of stock for treasury	(129)	(1,886)
Net cash provided by (used in) financing activities	10,364	(7,090)
Effect of exchange rates on cash and cash equivalents	349	129
Net increase (decrease) in cash and cash equivalents	(7)	698
Cash and cash equivalents at beginning of year	11,170	9,407
Cash and cash equivalents at end of quarter	$11,163	$10,105

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal period where the last day of each of the first three quarters is a Friday. The 2018 first quarter began on January 1, 2018 and ended on March 30, 2018. The 2017 first quarter began on January 1, 2017 and ended on March 31, 2017. There were 64 billable days in both the first quarters of 2018 and 2017, respectively.

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters ended March 30, 2018 and March 31, 2017 was as follows:

	For the Quarter Ended
	March 30, 2018	March 31, 2017
IT solutions	30.6%	29.8%
IT and other staffing	69.4%	70.2%
Total	100.0%	100.0%

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

CTG’s revenue by vertical market as a percentage of total revenue for the quarters ended March 30, 2018 and March 31, 2017 was as follows:

	For the Quarter Ended
	March 30, 2018	March 31, 2017
Technology service providers	32.8%	33.5%
Manufacturing	19.5%	25.6%
Healthcare	15.1%	16.9%
Financial services	14.4%	7.9%
Energy	4.8%	5.1%
General markets	13.4%	11.0%
Total	100.0%	100.0%

Revenue Recognition

The Company recognizes revenue when control of the promised good or service is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed-price contracts is recognized over time using an input-based approach. Over time revenue recognition best portrays the Company’s performance in transferring control of the goods or services to the customer. On most fixed price contracts, over time revenue recognition is supported through contractual clauses that require the customer to pay for work performed to date, including cost plus a reasonable profit margin, for goods or services that have no alternative use to the Company. On certain contracts, over time revenue recognition is supported through contractual clauses that indicate the customer controls the asset, or work in process, as the Company creates or enhances the asset. On a given project, actual salary and indirect labor costs incurred are measured and compared with the total estimate of costs of such items at the completion of the project. Revenue is recognized based upon the percentage-of-completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs that could distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our experience on similar projects, and includes management judgments and estimates that affect the amount of revenue recognized on fixed-price contracts in any accounting period.  Losses on fixed-price projects are recorded when identified.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters ended March 30, 2018 and March 31, 2017 was as follows:

	For the Quarter Ended
	March 30, 2018	March 31, 2017
Time-and-material	86.3%	85.6%
Progress billing	10.1%	11.3%
Percentage-of-completion	3.6%	3.1%
Total	100.0%	100.0%

The Company recorded revenue in the 2018 and 2017 first quarters as follows:

For the Quarter Ended:	March 30, 2018		March 31, 2017		Year-over-Year Change
	(amounts in thousands)
North America	65.0%	$53,764	75.2%	$57,893	(7.1)%
Europe	35.0%	28,949	24.8%	19,113	51.5%
Total	100.0%	$82,713	100.0%	$77,006	7.4%

Significant Judgments

With the exception of cost estimates on certain fixed-price projects, there are no other significant judgments made in applying this guidance. The Company allocates the transaction price based on standalone selling prices for contracts with customers that include more than one performance obligation. We determine standalone selling price based on the expected cost of the good or service plus margin approach. Certain customers may qualify for discounts and rebates, which we account for as variable consideration. We estimate variable consideration and reduce revenue recognized based on the amount we expect to provide to customers.

Contract Balances

For time-and-material contracts and contracts with periodic billing schedules, the timing of the Company’s satisfaction of its performance obligations is consistent with the timing of payment. For these contracts, the Company has the right to payment in the amount that corresponds directly with the value of the Company’s performance to date. The Company uses the practical expedient that allows the Company to recognize revenue in the amount for which it has the right to invoice for time-and-material contract and contracts with periodic billing schedules. Bill schedules for fixed-price contracts are generally consistent with the Company’s performance in transferring control of the goods or services to the customer. There are no significant financing components in our contracts with customers. We record advanced billings that represent contract liabilities for cash payments received in advance of our performance. Unbilled receivables are reported within “accounts receivable” on the condensed consolidated balance sheet. Accounts receivable and contract liability balances fluctuate based on the timing of the customer’s billing schedule and the Company’s month-end date. There are no significant costs to obtain or fulfill contracts with customers.

Transaction Price Allocated to Remaining Performance Obligations

As of March 30, 2018, the aggregate transaction price allocated to unsatisfied or partially unsatisfied performance obligations for fixed-price and all managed-support contracts was approximately $5.5 million and $27.9 million, respectively. Approximately $19.7 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2018. Approximately $13.7 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2019 and beyond. As the Company uses the “right to invoice” practical expedient, we do not disclose the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At March 30, 2018 and December 31, 2017, the carrying amounts of the Company’s cash of $11.2 million and $11.2 million, respectively, approximated fair value.

The Company is also allowed to elect an irrevocable option to measure, on a contract-by-contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this accounting standard for any specific contracts during the quarters ended March 30, 2018 or March 31, 2017.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies on 19 individuals, whose average age is 74 years old. Those policies have generated cash surrender value and the Company has taken loans against the policies in the 2018 first quarter. At March 30, 2018, these insurance policies have a gross cash surrender value of $31.0 million, outstanding loans and interest totaling $6.1 million, and a net cash surrender value of $24.9 million. At December 31, 2017, these insurance policies, with no outstanding loans, had a cash surrender value of $31.5 million. The net cash surrender values are included on the condensed consolidated balance sheet in “Cash surrender value of life insurance” under non-current assets.

At March 30, 2018 and December 31, 2017, the total death benefit for the remaining policies was approximately $41.1 million and $42.2 million, respectively. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $34.4 million after the payment of obligations, and, under current tax regulations, record a non-taxable gain of approximately $9.5 million. Subsequent to quarter-end in April 2018, the Company borrowed an additional $22.4 million against the cash surrender value of these life insurance policies.

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

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at March 30, 2018 and December 31, 2017 are summarized as follows:

(amounts in thousands)	March 30, 2018	December 31, 2017
Property, equipment and capitalized software	$17,890	$23,009
Accumulated depreciation and amortization	(12,082)	(16,013)
Property, equipment and capitalized software, net	$5,808	$6,996

The Company recorded less than $0.1 million and $0.6 million of capitalized software costs during the quarters ended March 30, 2018 and March 31, 2017, respectively. The decrease in the 2018 first quarter as compared with the 2017 first quarter is due to the completed rollout of software licenses, which the Company implemented in the first half of 2017. As of those dates, the Company had capitalized a total of $2.0 million and $1.6 million, respectively, for software projects developed for commercial use. Amortization periods range from two to five years, and are evaluated periodically for propriety. Amortization expense totaled approximately $0.2 million and less than $0.1 million in the 2018 and 2017 first quarters, respectively. Accumulated amortization for these projects totaled $0.7 million and $0.3 million as of March 30, 2018 and March 31, 2017.

The Company sold its corporate administrative building in February 2018 for $1.8 million, and as the book value was $1.6 million, recorded a gain on the sale of less than $0.1 million after applicable fees. The gain was recorded in interest and other income in the condensed consolidated statement of income.

Guarantees

The Company has a number of guarantees in place in its European operations that support office leases and performance under government contracts. At March 30, 2018 and December 31, 2017, these guarantees totaled approximately $0.9 million and $1.1 million, respectively, and generally have expiration dates ranging from June 2018 through December 2019.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). On January 1, 2018, the Company adopted Topic 606 using the cumulative effect method and applied the requirements of the new standard to only projects that were open as of January 1, 2018. Results for the reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

We recorded a net positive adjustment to beginning retained earnings of less than $0.1 million and a corresponding amount to unbilled receivables as of January 1, 2018 due to the cumulative impact of adopting Topic 606, primarily related to a change in the identification of performance obligations on certain projects. In addition, the Company evaluated its principal and agent conclusions when more than one party is involved in providing goods or service to a customer. The Company recorded approximately $1.5 million, or 1.9% of our 2018 first quarter consolidated revenue on a gross basis during the first quarter of 2018, which would have been recorded on a net basis under our historic accounting under Topic 605. The Company reported $82.7 million of revenue in the 2018 first quarter under Topic 606 and the Company would have reported approximately $81.2 million of revenue under Topic 605.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715),” which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively. The Company has adopted this standard and has applied it retrospectively in the 2018 first quarter. Upon adoption, the Company reduced selling, general, and administrative expenses by less than $0.1 million and increased interest and other expense by a corresponding amount for the 2017 first quarter.

3.	Acquisitions

On February 15, 2018, the Company acquired 100% of the equity of Soft Company for approximately $16.8 million (€13.6 million based on a EUR into USD exchange rate of 1.2392). The acquisition was funded using cash on hand and borrowings under the Company’s existing credit agreement. An earn-out of up to a maximum of €3.4 million can be earned, a portion of which will be payable in each period subject to the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017, 2018, and 2019.  There is no payout if the achievement on either target is below a certain target threshold. Soft Company, located in Paris, France, is an IT consulting company that specializes in providing IT services to finance, insurance, telecom, and media services companies. The acquisition of Soft Company is expected to enable the Company to expand its position in Europe and enhance its service offerings. The results of operations of Soft Company have been included in the Company’s consolidated financial results since the date of acquisition. As the company has determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included in this quarterly report on Form 10-Q. The Company incurred acquisition-related legal and consulting fees of approximately $0.5 million, which were recorded as a component of selling, general, and administrative expenses in the condensed consolidated statement of income. As of the date of filing this quarterly report on Form 10-Q, the preliminary purchase accounting has not yet been finalized due primarily to the timing of information being provided to our valuation specialist and the pending receipt of a preliminary valuation report for certain assets and liabilities, including identified intangible assets. The Company expects to update this information in the second quarter. At March 30, 2018, the Company allocated value to current assets and liabilities based on book values at February 15, 2018, which approximates fair value. The remaining purchase price is tentatively allocated to goodwill.

4.	Net Income Per Share

Basic and diluted earnings per share (EPS) for the quarters ended March 30, 2018 and March 31, 2017 was as follows:

	For the Quarter Ended
(amounts in thousands, except per-share data)	March 30, 2018	March 31, 2017
Weighted-average number of shares outstanding during period	14,687	15,296
Common stock equivalents from incremental shares under equity-based compensation plans	611	134
Number of shares on which diluted earnings per share is based	15,298	15,430
Net income	$414	$751
Net income per share
Basic	$0.03	$0.05
Diluted	$0.03	$0.05

Weighted-average shares represent the average number of issued shares less treasury shares, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 0.9 million and 1.5 million shares of common stock were outstanding at March 30, 2018 and March 31, 2017, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

5.	Investments

The Company’s investments consist of mutual funds, which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At March 30, 2018 and December 31, 2017, the Company’s investment balances, which are classified as equity securities, totaled approximately $0.3 million and $0.4 million, respectively, and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see note 2 for “Fair Value”). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2018 and 2017 first quarters.

6.	Debt

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

The new agreement expires in December 2020, and has interest rates ranging from 150 to 200 basis points over LIBOR or the greater of (i) the prime rate, (ii) the federal fund effective rate plus 50 basis points, and (iii) adjusted LIBOR plus 100 basis points plus a spread ranging from 50 to 100 basis points based on the amounts outstanding under the Credit and Security Agreement. The Company can borrow under the agreement with either rate at its discretion.  At March 30, 2018 and March 31, 2017, there was $9.0 million and $0.0 million outstanding under the respective revolving credit agreements. The Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

The maximum amounts outstanding under its credit agreements in the 2018 and 2017 first quarters was $12.8 million and $4.7 million, respectively, while borrowings during those quarters averaged $6.2 million and $2.0 million, respectively, and carried weighted average interest rates of 3.0% and 2.7%, respectively.

Under the new agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at March 30, 2018, included a fixed charge coverage ratio, which must be less than 1.10 to 1.00, consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) must be no less than $5.0 million for the trailing twelve months, and capital expenditures for property, plant, equipment, and capitalized software must be no more than $5.0 million in any annual period. The fixed charge coverage ratio is only tested if availability on a measurement date is less than $5.625 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves. Total availability as of March 30, 2018 was approximately $25.1 million. The Company was in compliance with these covenants at March 30, 2018 as EBITDA was $6.3 million and capital expenditures for property, equipment and capitalized software were $0.8 million in the 2018 first quarter. The Company was also in compliance with its covenants at March 31, 2017.

7.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at March 30, 2018 and December 31, 2017 are as follows:

(amounts in thousands)	March 30, 2018	December 31, 2017
Foreign currency	$(5,283)	$(5,963)
Pension loss, net of tax of $518 in 2018, and $527 in 2017	(7,946)	(7,713)
Accumulated other comprehensive loss	$(13,229)	$(13,676)

During the 2018 and 2017 first quarters, actuarial losses were amortized to expense as follows:

	For the Quarter Ended
(amounts in thousands)	March 30, 2018	March 31, 2017
Amortization of actuarial losses	$72	$78
Income tax	(9)	(14)
Net of tax	$63	$64

The amortization of both prior service cost and actuarial losses are included in determining net periodic pension cost. See note 9, "Deferred Compensation and Other Benefits" for additional information.

8.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2018 and 2017 first quarter ETR was 21.7% and 41.2%, respectively.

The ETR was lower in the 2018 first quarter primarily due to the Tax Cuts and Jobs act which reduced the US federal corporate tax rate to 21%, the tax benefit for windfalls from equity-based compensation transactions, and tax benefits for the Work Opportunity Tax Credit (WOTC) and Credit for Increasing Research Activities (R&D).

The ETR was higher in the 2017 first quarter primarily due to the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which required the company to record approximately $0.1 million of additional tax expense for shortfalls in the quarter that would previously have been recorded to capital in excess of par value on the Company’s condensed consolidated balance sheet. This additional tax expense was partially offset by tax benefits for the WOTC and R&D tax credit.

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

As a result, the Company has recorded the following provisional amounts in the financial statements at December 31, 2017, which will be revised, if necessary, as the computations become finalized during the measurement period. The Company did not adjust or record any additional provisional amounts in the 2018 first quarter.

Deferred tax assets and liabilities: The Company remeasured certain deferred tax assets and liabilities based on the federal rate at which they are expected to reverse in the future, which is generally 21%. The Company also remeasured the state rate at which certain deferred tax assets and liabilities are expected to reverse in the future associated with the reduction in the future federal benefit from state deferred tax assets and liabilities from 34% to 21%. However, the Company is still analyzing certain aspects of the Act relating to compensation expense and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded at December 31, 2017 related to the remeasurement of the Company's deferred tax balance was a tax expense of $1.7 million, including the remeasurement of its federal valuation allowance.

Foreign tax effects: The one-time transition tax is based on the Company's total post-1986 earnings and profits (E&P) that were previously deferred from U.S. income taxes. There is not expected to be any liability for the one-time transition tax for all of its foreign subsidiaries because the accumulated post-1986 earnings is negative.

The Company did not record a U.S. deferred tax liability for the excess book basis over the tax basis of its investments in foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations.

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

The Company retained certain potential obligations related to a contributory defined-benefit plan for its previous employees located in the Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003.

The Company also maintains a fully funded pension plan related to Belgium employees (BDBP). This is a plan with active employees and the Company expects to make future contributions.

Net periodic pension cost for the quarters ended March 30, 2018 and March 31, 2017 for the plans is as follows:

	For the Quarter Ended
(amounts in thousands)	March 30, 2018	March 31, 2017
Service cost	$80	$—
Interest cost	$148	$98
Expected return on assets	$(164)	$(69)
Amortization of actuarial loss	73	79
Net periodic pension cost	$137	$108

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see note 2 for “Life Insurance Policies”). The Company does not anticipate making contributions to the plan other than for benefit payments as required in 2018 and future years. In the 2018 and 2017 first quarters, the Company made benefit payments totaling approximately $0.2 million and $0.2 million, respectively, and expects to make payments in 2018 totaling approximately $0.7 million.

The Company also retained a contributory defined benefit plan for its previous employees located in the Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003.

The Company does not anticipate making contributions to the NDBP in 2018. The assets for the NDBP are held by Aegon, a financial services firm located in the Netherlands. The Company maintains a contract with Aegon to insure future benefit payments of the NDBP; however, due to certain terms of the agreement and potential obligations to the Company, the NDBP has not been settled. The benefit payments to be made in 2018 are expected to be paid by Aegon from plan assets. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the contractual value of the NDBP at any point in time. The fair value of the assets is determined using a Level 3 methodology (see note 2 for “Fair Value”). In 2018, the plan investments have a targeted minimum return to the Company of 4.0%, which is consistent with historical returns and the 4.0% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, intends to maintain the current investment strategy of investing plan assets solely in government bonds throughout 2018.

The BDBP is considered fully funded. The Company made contributions of $0.1 million in both the 2018 and 2017 first quarters. The Company made benefit payments totaling less than $0.1 million in both the 2018 and 2017 first quarters and expects to make payments in 2018 of less than $0.1 million.

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

The change in the fair value of plan assets for the plans for the quarters ended March 30, 2018 and March 31, 2017 was as follows:

	For the Quarter Ended
(amounts in thousands)	March 30, 2018	March 31, 2017
Fair value of plan assets at beginning of period	$17,575	$15,378
Return on plan assets	164	141
Contributions	303	273
Benefits paid	(223)	(208)
Effect of exchange rate changes	500	244
Fair value of plan assets at end of quarter	$18,319	$15,828

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. Cash contributions made to this plan in the 2018 first quarter for amounts earned in 2017 totaled $0.0 million, while contributions to the plan in the 2017 first quarter for amounts earned in 2016 totaled $0.1 million. The investments in the plan are included in the total assets of the Company, and are discussed in note 5, “Investments.” Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were no stock units purchased in the 2018 or 2017 first quarters.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Contributions in the 2018 and 2017 first quarters totaled $0.0 million and $0.1 million, respectively. At the time the contributions were made, the non-employee directors elected to purchase stock units from the Company at current market prices using their available investment balance within the plan. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in return for funds received, the Company released shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

10.	Equity-based Compensation

During the 2018 first quarter, the Company granted restricted stock totaling 261,496 shares, which were funded out of treasury stock. During the 2017 first quarter, the Company granted restricted stock totaling 7,500 shares, which were funded out of treasury stock.

Of the 261,496 shares granted in the 2018 first quarter, 216,600 shares represented performance grants with a market condition that were granted to senior management on March 20, 2018. Under these grant agreements, the Company’s stock price must increase 50% to $12.27 for a 30-day period within a three-year period from the date of grant for 50% of the grants to vest. The Company’s stock price must increase 100% to $16.36 for a 30-day period within a three-year period from the date of grant for the remaining 50% of the grants to vest.

For these performance grants, the price on the date of grant was $8.18 per share, the expected volatility was 34.5%, the expected dividend yield is zero, and the risk-free rate of return was 2.47%. Given these assumptions, the tranche of the grants that will vest with a 50% increase in the stock price have a value using a binomial model of $2.30 per share, and a derived service period of 1.26 years.  For the tranche of the grants that will vest with a 100% increase in the stock price, the value of the shares is $1.30 per share and have a derived service period of 1.85 years.  The Company is expensing these grants over the derived service period as noted for each tranche of a grant.

During the third quarter of 2017, the Company announced a new Board compensation program to further align with shareholders. Under the new compensation program, director Board fees in 2018 will be paid exclusively in deferred stock units. Of the 261,496 shares granted in the 2018 first quarter, 41,021 shares represented restricted stock units that were granted to the Board of Directors. The shares vest upon a director’s retirement from the Board. The Company is expensing these grants during the quarter in which they were granted.

The remaining 2018 restricted stock grants vest over a period of three years, with 33% of the grant vesting one year from the date of grant and another 33% vesting each vesting each year thereafter until the grant is fully vested to the employee. The 2017 grants vest over a period of four years, with 25% of the grant vesting one year from the date of grant, and another 25% vesting each year thereafter until the grant is fully vested to the employee. The Company recognizes compensation expense for these grants over the expected term of the grant.

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

The Company granted 13,100 stock options during the 2018 first quarter on February 20, 2018.  The options have a fair value of $1.91 per share using a Black-Scholes valuation model.  The assumptions used to calculate that fair value include the price on date of grant of $6.45, an expected life of 3.7 years, expected volatility of 34.9%, an expected dividend yield of zero, and a risk free rate of 2.4%. The options vest ratably over three years, and are being expensed over that period. The options were granted from the 2010 Equity Award Plan. No stock options were issued during the 2017 first quarter.

The Company also granted performance share units to one executive during the 2018 first quarter. The performance share units vest over three years and will convert to shares upon vesting. The total number of shares granted to the recipient will be determined based upon the Company’s achievement of certain revenue targets. The performance share units have a fair value of less than $0.1 million and are being expensed ratably over the three-year vesting period. No performance share units were issued during the 2017 first quarter.

11.	Treasury Stock

During the 2016 fourth quarter, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s stock over the subsequent two year period. This repurchase authorization replaced the Company’s previous share repurchase program. The Company’s Board of Directors approved a $10.0 million addition in the 2017 fourth quarter and a $10.0 million addition in the 2018 first quarter to the stock repurchase program to bring the authorization to $30.0 million in total. The Company purchased 25,000 shares for treasury during the 2018 first quarter. As of March 30, 2018, the Company had repurchased approximately 1.5 million of shares pursuant to the authorization and had approximately $22.5 million left in its current stock repurchase authorization.

The Company issued 364,000 shares out of treasury stock primarily to fulfill the share requirements from purchases of stock in the Non-Employee Director Deferred Compensation Plan, stock option exercises, and restricted stock grants.

The Company purchased 384,000 shares for treasury during the 2017 first quarter. At March 31, 2017, the Company had approximately $6.9 million remaining in its stock repurchase authorization. The Company issued 58,000 shares out of treasury stock primarily to fulfill the share requirements from purchases of stock in the Non-Employee Director Deferred Compensation Plan, stock options exercises, and restricted stock grants during the 2017 first quarter.

On February 15, 2018, the Company announced its intent to commence in the future a modified “Dutch auction” tender offer to repurchase up to 10% of its outstanding shares of common stock. In accordance with the terms and conditions of the tender offer and based on a preliminary count by the depositary, CTG expects to accept for payment an aggregate of approximately 1.5 million shares of its common stock at a purchase price of $8.85 per share, for an aggregate cost of approximately $13.5 million, excluding fees and expenses related to the tender offer. These shares represent approximately 10% of the Company’s total outstanding shares as of March 16, 2018. The tender offer was made pursuant to CTG’s Offer to Purchase dated March 16, 2018, and the related Letter of Transmittal, in which the Company offered to purchase up to 1.5 million shares of its common stock at a price per share not less than $8.05 and not greater than $9.00, which documents were filed with the Securities and Exchange Commission on March 16, 2018.

12.	Significant Customers

In the 2018 first quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $18.9 million or 22.8% of consolidated revenue compared with $20.3 million or 26.4% of consolidated revenue in the comparable 2017 period. During the 2017 third quarter, the National Technical Services Agreement with IBM was extended for two years and now expires on December 31, 2019. The Company’s accounts receivable from IBM at March 30, 2018 and December 31, 2017 totaled $21.4 million and $21.5 million, respectively.

In the 2018 first quarter, SDI International (SDI) was the Company’s second largest customer and accounted for $6.7 million or 8.1% of consolidated revenue compared with $9.4 million or 12.2% of consolidated revenue in the comparable 2017 period. SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI is for employees working at Lenovo. The Company’s accounts receivable from SDI at both March 30, 2018 and December 31, 2017 totaled $4.7 million.

No other customer accounted for 10% or more of the Company's revenue during the 2018 or 2017 first quarters.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended March 30, 2018

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements made by the management of Computer Task Group, Incorporated (CTG, the Company or the Registrant) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of or trends in business strategy and expectations, new business opportunities, cost control initiatives, business wins, market demand, revenue, operating expenses, capital expenditures, and financing.  The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff,  (ii) domestic and foreign industry competition for clients and talent, (iii) increased bargaining power of large clients, (iv) the Company's ability to protect confidential client data, (v) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM) and/or SDI International (SDI), (vi) the ability to integrate SOFT COMPANY business and retain its clients while achieving cost reduction targets, (vii) the uncertainty of clients' implementations of cost reduction projects, (viii) the effect of healthcare reform and initiatives, (ix) the mix of work between staffing and solutions, (x) currency exchange risks, (xi) risks associated with operating in foreign jurisdictions, (xii) renegotiations, nullification, or breaches of contracts with customers, vendors, subcontractors or other parties, (xiii) the change in valuation of capitalized software balances, (xiv) the impact of current and future laws and government regulation, as well as repeal or modification of such, affecting the information technology (IT) solutions and staffing industry, taxes and the Company's operations in particular, (xv) industry and economic conditions, including fluctuations in demand for IT services, (xvi) consolidation among the Company's competitors or clients, (xvii) the need to supplement or change the Company’s IT services in response to new offerings in the industry or changes in client requirements for IT products and solutions, (xviii) the risks associated with acquisitions, (xix) actions of activist shareholders, and (xx) the risks described in Item 1A of the Company’s most recently filed annual report on Form 10-K, and from time to time in the Company's reports filed with the Securities and Exchange Commission (SEC).

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters ended March 30, 2018 and March 31, 2017 was as follows:

	For the Quarter Ended
	March 30, 2018	March 31, 2017
IT solutions	30.6%	29.8%
IT and other staffing	69.4%	70.2%
Total	100.0%	100.0%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarters ended March 30, 2018 and March 31, 2017 was as follows:

	For the Quarter Ended
	March 30, 2018	March 31, 2017
Technology service providers	32.8%	33.5%
Manufacturing	19.5%	25.6%
Healthcare	15.1%	16.9%
Financial services	14.4%	7.9%
Energy	4.8%	5.1%
General markets	13.4%	11.0%
Total	100.0%	100.0%

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

Revenue Recognition

The Company recognizes revenue when control of the promised good or service is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with periodic billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed-price contracts is recognized over time using an input-based approach. Over time revenue recognition best portrays the Company’s performance in transferring control of the goods or services to the customer. On most fixed price contracts, over time revenue recognition is supported through contractual clauses that require the customer to pay for work performed to date, including cost plus a reasonable profit margin, for goods or services that have no alternative use to the Company. On certain contracts, over time revenue recognition is supported through contractual clauses that indicate the customer controls the asset, or work in process, as the Company creates or enhances the asset. On a given project, actual salary and indirect labor costs incurred are measured and compared with the total estimate of costs of such items at the completion of the project. Revenue is recognized based upon the percentage-of-completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs that could distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our experience on similar projects, and includes management judgments and estimates that affect the amount of revenue recognized on fixed-price contracts in any accounting period.  Losses on fixed-price projects are recorded when identified.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters ended March 30, 2018 and March 31, 2017 was as follows:

	For the Quarter Ended
	March 30, 2018	March 31, 2017
Time-and-material	86.3%	85.6%
Progress billing	10.1%	11.3%
Percentage-of-completion	3.6%	3.1%
Total	100.0%	100.0%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of operations with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	March 30, 2018		March 31, 2017
	(amounts in thousands)
Revenue	100.0%	$82,713	100.0%	$77,006
Direct costs	80.9%	66,874	81.5%	62,777
Selling, general and administrative expenses	18.4%	15,256	16.7%	12,829
Operating income	0.7%	583	1.8%	1,400
Interest and other expense, net	(0.1)%	(54)	(0.1)%	(123)
Income before income taxes	0.6%	529	1.7%	1,277
Provision for income taxes	0.1%	115	0.7%	526
Net income	0.5%	$414	1.0%	$751

The Company recorded revenue in the 2018 and 2017 first quarters as follows:

For the Quarter Ended:	March 30, 2018		March 31, 2017		Year-over-Year Change
	(amounts in thousands)
North America	65.0%	$53,764	75.2%	$57,893	(7.1)%
Europe	35.0%	28,949	24.8%	19,113	51.5%
Total	100.0%	$82,713	100.0%	$77,006	7.4%

There were 64 billable days in both the 2018 and 2017 first quarters. Reimbursable expenses billed to customers and included in revenue totaled $0.8 million and $0.8 million in both the 2018 and 2017 first quarters.

The revenue decrease in North America in the 2018 first quarter as compared with the corresponding 2017 period was due to a decrease in demand for the Company's IT solutions business, primarily in the Company’s healthcare vertical market, as well as a decrease in demand for our IT and other staffing services business, primarily in our manufacturing vertical market.

On a consolidated basis, IT solutions revenue increased $2.4 million or 10.4% in the 2018 first quarter as compared with the corresponding 2017 period. The increase is primarily due to an increase in IT solutions services in Europe and the addition of Soft Company, which was acquired on February 15, 2018. Soft Company primarily specializes in providing IT services to finance, insurance, telecom, and media services companies. This increase was partially offset by a slight decrease in IT solutions services in North America. Beginning in late 2014, the Company began to see significant reductions in billable resources at a number of its larger healthcare clients which decreased IT solutions revenue in the Company's healthcare vertical market as existing electronic health records (EHR) projects came to an end. This decrease in spending on healthcare IT projects continued in the 2018 first quarter for the clients that we serve. As part of our strategy to shift to non-EHR services, the Company expanded its healthcare IT business development team in 2017 with individuals who have experience selling healthcare IT services such as advisory and technical services, outsourcing, and staff augmentation.

On a consolidated basis, IT and other staffing revenue increased $3.4 million or 6.3% in the 2018 first quarter as compared with the corresponding 2017 period. The IT staffing increase was in primarily due to the addition of Soft Company in the 2018 first quarter, and in part due to a change in accounting related to the new revenue recognition standard which requires revenue we previous recorded on a net basis to now be recorded on a gross basis for billable subcontractors. The Company recorded approximately $1.5 million, or 1.9% of our 2018 first quarter consolidated revenue on a gross basis during the first quarter of 2018, which would have been recorded on a net basis under our historic accounting under Topic 605. This accounting change solely related to the IT and other staffing services.

Following the acquisition of Soft Company, which relies heavily on billable subcontractors, we have revised how we define and calculate headcount in order to report all billable consultants, including both employees and subcontractors. Based on this new approach, CTG’s headcount at March 30, 2018 was approximately 3,650, which was a 4.3% increase from approximately 3,500 employees at March 31, 2017, and a 7.4% increase from approximately 3,400 employees at December 31, 2017.

Revenue in the Company’s European operations significantly increased in the 2018 first quarter as compared with the corresponding 2017 period primarily due to an increase in IT solutions and IT staffing demand across a number of the Company’s vertical markets and the addition of Soft Company, which was acquired on February 15, 2018.

The revenue increase in Europe in the countries in which the Company operates (Belgium, Luxembourg, United Kingdom, and France) in the 2018 first quarter was impacted in part by the relative weakness of the U.S. dollar as compared with the currencies of Belgium, Luxembourg, United Kingdom, and France. In Belgium, Luxembourg, and France, where a significant portion of the Company’s revenue from its European operations is generated, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2018 first quarter as compared with the 2017 first quarter, the average value of the Euro increased 15.3% while the average value of the British Pound increased 12.3%. If there had been no change in these exchange rates from the 2017 first quarter to the 2018 first quarter, total European revenue would have been approximately $3.8 million lower, or $25.2 million as compared with the $29.0 million reported and operating income would have been approximately $0.2 million lower, or $1.6 million as compared with the $1.8 million reported.

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

In the 2018 first quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $18.9 million or 22.8% of consolidated revenue compared with $20.3 million or 26.4% of consolidated revenue in the comparable 2017 period. During the 2017 third quarter, the National Technical Services Agreement with IBM was extended for two years and now expires on December 31, 2019. The Company’s accounts receivable from IBM at March 30, 2018 and December 31, 2017 totaled $21.4 million and $21.5 million, respectively.

In the 2018 first quarter, SDI International (SDI) was the Company’s second largest customer and accounted for $6.7 million or 8.1% of consolidated revenue compared with $9.4 million or 12.2% of consolidated revenue in the comparable 2017 period. SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI is for employees working at Lenovo. The Company’s accounts receivable from SDI at both March 30, 2018 and December 31, 2017 totaled $4.7 million.

No other customer accounted for 10% or more of the Company's revenue during the 2018 or 2017 first quarters.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 80.9% of revenue in the 2018 first quarter as compared with 81.5% of revenue in the 2017 first quarter. The Company’s direct costs as a percentage of revenue decreased in the 2018 first quarter as compared with the 2017 corresponding period primarily due to an improvement in employee utilization and lower fringe benefit costs in 2018.

Selling, general and administrative (“SG&A”) expenses were 18.4% of revenue in the 2018 first quarter as compared with 16.7% in the corresponding 2017 period. The increase in SG&A expenses year-over-year is primarily due to SG&A expenses associated with our operating units as the Company continues to make investments in sales, recruiting and delivery resources in order to focus on its long-term growth, and certain costs associated with the acquisition of Soft Company.

Consolidated operating income was 0.7% of revenue in the 2018 first quarter, as compared with 1.8% of revenue in the 2017 first quarter.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2018 and 2017 first quarter ETR was 21.7% and 41.2%, respectively.

The ETR was lower in the 2018 first quarter primarily due to the Tax Cuts and Jobs act which reduced the US federal corporate tax rate to 21%, the tax benefit for windfalls from equity-based compensation transactions, and tax benefits for the Work Opportunity Tax Credit (WOTC) and Credit for Increasing Research Activities (R&D).

The ETR was higher in the 2017 first quarter primarily due to the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which required the company to record approximately $0.1 million of additional tax expense for shortfalls in the quarter that would previously have been recorded to capital in excess of par value on the Company’s condensed consolidated balance sheet. This additional tax expense was partially offset by tax benefits for the WOTC and R&D tax credit.

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

As a result, the Company has recorded the following provisional amounts in the financial statements at December 31, 2017, which will be revised, if necessary, as the computations become finalized during the measurement period. The Company did not adjust or record any additional provisional amounts in the 2018 first quarter.

Deferred tax assets and liabilities: The Company remeasured certain deferred tax assets and liabilities based on the federal rate at which they are expected to reverse in the future, which is generally 21%. The Company also remeasured the state rate at which certain deferred tax assets and liabilities are expected to reverse in the future associated with the reduction in the future federal benefit from state deferred tax assets and liabilities from 34% to 21%. However, the Company is still analyzing certain aspects of the Act relating to compensation expense and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded at December 31, 2017 related to the remeasurement of the Company's deferred tax balance was a tax expense of $1.7 million, including the remeasurement of its federal valuation allowance.

Foreign tax effects: The one-time transition tax is based on the Company's total post-1986 earnings and profits (E&P) that were previously deferred from U.S. income taxes. There is not expected to be any liability for the one-time transition tax for all of its foreign subsidiaries because the accumulated post-1986 earnings is negative.

The Company did not record a U.S. deferred tax liability for the excess book basis over the tax basis of its investments in foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations.

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

Net income was 0.5% of revenue or $0.03 per diluted share in the 2018 first quarter, as compared with 1.0% of revenue or $0.05 per diluted share in the 2017 first quarter. Diluted earnings per share was calculated using 15.3 million and 15.4 million weighted-average equivalent shares outstanding for the quarters ended March 30, 2018 and March 31, 2017, respectively.

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

Income Taxes—Valuation Allowances on Deferred Tax Assets

At March 30, 2018, the Company had a total of approximately $3.8 million of non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards and state taxes. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the expected tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At March 30, 2018, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $1.1 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at March 30, 2018, the Company had offset a portion of these assets with a valuation allowance totaling $1.0 million, resulting in a net deferred tax asset from net operating loss carryforwards of $0.1 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the 2018 first quarter would have increased or decreased net income by approximately $5,300.

Other Estimates

The Company has also made a number of estimates and assumptions relating to the reporting of its assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements pursuant to the rules and regulations of the SEC, the FASB, and other regulatory authorities. Such estimates primarily relate to the purchase accounting for acquisitions, valuation of stock options and restricted stock for recording equity-based compensation expense, allowances for doubtful accounts receivable, investment valuation, legal matters, and estimates of progress toward completion and direct profit or loss on contracts, as applicable. As future events and their effect on the Company's operating results cannot be determined with precision, actual results could differ from these estimates. Changes in the economic climates in which the Company operates may affect these estimates and will be reflected in the Company’s financial statements in the event they occur.

Financial Condition and Liquidity

Cash provided by operating activities was $0.8 million in the 2018 first quarter, compared with cash provided by operating activities of $8.5 million in the 2017 first quarter. In the 2018 first quarter, net income was $0.4 million, while other non-cash adjustments, primarily consisting of depreciation and amortization expense, equity-based compensation, deferred income taxes, deferred compensation, and a gain on the sale of property and equipment, totaled $0.7 million. In the 2017 first quarter, net income was $0.8 million, while the corresponding non-cash adjustments totaled $1.2 million.

The accounts receivable balance increased $1.4 million in the 2018 first quarter, and decreased $4.2 million in the 2017 first quarter. The increase in the accounts receivable balance in the 2018 first quarter primarily resulted from an increase in revenue of 7.4% in the 2018 first quarter compared with the prior period. There was a decrease in days sales outstanding (DSO) of 2 days to 84 days from 86 days at December 31, 2017. The decrease in the accounts receivable balance in the 2017 first quarter primarily resulted from DSO decreasing 6 days to 79 days at March 31, 2017 from 85 days at December 31, 2016. The decrease was primarily due to a decrease in revenue of 10% in the 2017 first quarter as compared with the prior period.

Prepaid and other current assets increased $0.5 million and $0.3 million in the 2018 and 2017 first quarters, respectively, due to payments made in the first quarter of the respective year that are then expensed throughout the year. The cash surrender value of life insurance increased $0.1 million and $0.2 million in the 2018 and 2017 first quarters, respectively, due to normal valuation increases.

The accounts payable balance decreased $1.6 million and $0.4 million in the 2018 and 2017 first quarters, respectively, primarily due to the timing of certain payments near the end of the quarter of each year as compared with the prior quarter-end. Accrued compensation increased $3.8 million and $3.2 million in the 2018 and 2017 first quarters, respectively, due to the timing of the U.S. bi-weekly payroll which was paid on December 31, 2017 and December 31, 2016, but was between payroll periods at March 30, 2018 and March 31, 2017.

Investing activities used $11.5 million and $0.8 million of cash in the 2018 and 2017 first quarters, respectively. Cash paid for the acquisition of Soft Company, net of cash acquired was approximately $13.7 million in the 2018 first quarter. The Company used cash for additions to property, equipment, and capitalized software of $0.8 million in both the 2018 and 2017 first quarters. The Company has no significant commitments for the purchase of property and equipment at March 30, 2018, and does not expect the amount to be spent proportionately in the remaining nine months of 2018 on additions to property, equipment and capitalized software to significantly vary from the amount proportionately spend in the first quarter of 2018. The Company received approximately $1.8 million of proceeds from the sale of its corporate administrative building in the first quarter of 2018. As the carrying value of the building was $1.6 million, the Company recorded a gain of less than $0.1 million after applicable fees. In addition, the Company received approximately $1.1 million of proceeds from a life insurance policy on a former executive in the 2018 first quarter. Net cash received from the Company's deferred compensation plans was approximately $0.1 million in the 2018 first quarter period as compared with net payments of less than $0.1 million in the 2017 first quarter.

Financing activities provided $10.4 million of cash in the 2018 first quarter and used $7.1 million in the 2017 first quarter. Cash borrowed (repaid) under the Company’s revolving line of credit to fund the acquisition of Soft Company and working capital obligations netted to $4.6 million in the 2018 first quarter and $(4.7) million in the 2017 first quarter. The Company recorded $0.5 million in the 2018 first quarter and $0.1 million in the 2017 first quarter from the proceeds from stock option exercises. The Company borrowed approximately $6.1 million against the cash surrender value of its life insurance policies, primarily to return capital to shareholders through the “Dutch Auction” tender offer, fund the acquisition of Soft Company, and for general working capital purposes. Payments made to taxing authorities that represent the value of shares withheld for taxes in employee equity-based compensation transactions totaled $0.2 million in both the 2018 and 2017 first quarters. Cash overdrafts relate to the amount of outstanding checks at a point in time, and netted to $0.4 million and $0.3 million in the 2018 and 2017 first quarters, respectively. The Company also used approximately $0.1 million to purchase 25,000 shares for treasury under its buyback program in the 2018 first quarter. The Company used approximately $1.9 million to purchase 384,000 shares for treasury under its buyback program in the 2017 first quarter. As of March 30, 2018, $22.5 million was available under the Company's authorization to purchase shares in future periods.

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

At March 30, 2018 and December 31, 2017, there was $9.0 million and $4.4 million outstanding under the revolving credit agreement. The Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. The maximum amounts outstanding under its credit agreements in the 2018 and 2017 first quarters was $12.8 million and $4.7 million, respectively, while borrowings during those quarters averaged $6.2 million and $2.0 million, respectively, and carried weighted average interest rates of 3.0% and 2.7%, respectively.

Under the new agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at March 30, 2018, included a fixed charge coverage ratio, which must be less than 1.10 to 1.00, consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) must be no less than $5.0 million for the trailing twelve months, and capital expenditures for property, plant, equipment, and capitalized software must be no more than $5.0 million in any annual period. The fixed charge coverage ratio is only tested if availability on a measurement date is less than $5.625 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves. Total availability as of March 30, 2018 was approximately $25.1 million. The Company was in compliance with these covenants at March 30, 2018 as EBITDA was $6.3 million and capital expenditures for property, equipment and capitalized software were $0.8 million in 2018 first quarter. The Company was also in compliance with its covenants at March 31, 2017.

Of the total cash and cash equivalents reported on the consolidated balance sheet at March 30, 2018 of $11.2 million, approximately $10.5 million was held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and does not intend to do so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

The Company believes existing internally available funds, cash potentially generated from future operations, funds available under the Company's revolving line of credit (subject to collateral limits) totaling $35.7 million, and funds available to be borrowed against the net cash surrender value of our life insurance policies of $24.9 million, will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, pay a dividend (if any are declared), fund acquisitions, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2018 or 2017 first quarters other than guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $0.9 million at March 30, 2018.

Contractual Obligations

The Company did not enter into any significant contractual obligations during the quarter ended March 30, 2018.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"). On January 1, 2018, the Company adopted Topic 606 using the cumulative effect method and applied the requirements of the new standard to only projects that were open as of January 1, 2018. Results for the reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

We recorded a net positive adjustment to beginning retained earnings of less than $0.1 million and a corresponding amount to unbilled receivables as of January 1, 2018 due to the cumulative impact of adopting Topic 606, primarily related to a change in the identification of performance obligations on certain projects. In addition, the Company evaluated its principal and agent conclusions when more than one party is involved in providing goods or service to a customer. The Company recorded approximately $1.5 million, or 1.9% of our 2018 first quarter consolidated revenue on a gross basis during the first quarter of 2018, which would have been recorded on a net basis under our historic accounting under Topic 605. The Company reported $82.7 million of revenue in the 2018 first quarter under Topic 606 and the Company would have reported approximately $81.2 million of revenue under Topic 605.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715),” which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively. The Company has adopted this standard and has applied it retrospectively in the 2018 first quarter. Upon adoption, the Company reduced selling, general, and administrative expenses by less than $0.1 million and increased interest and other expense by a corresponding amount for the 2017 first quarter.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations.

Revenue in the Company’s European operations in the 2018 first quarter as compared with the corresponding 2017 period significantly increased primarily due to an increase in IT solutions and staffing work across a number of the Company’s vertical markets and the integration of Soft Company, which was acquired on February 15, 2018 . The revenue increase in Europe in the countries in which the Company operates (Belgium, Luxembourg, United Kingdom, and France) in the 2018 first quarter was impacted in part by the relative weakness of the U.S. dollar as compared with the currencies of Belgium, Luxembourg, United Kingdom, and France. In Belgium, Luxembourg, and France, where a significant portion of the Company’s revenue from its European operations is generated, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2018 first quarter as compared with the 2017 first quarter, the average value of the Euro increased 15.3% while the average value of the British Pound increased 12.3%. If there had been no change in these exchange rates from the 2017 first quarter to the 2018 first quarter, total European revenue would have been approximately $3.8 million lower, or $25.2 million as compared with the $29.0 million reported and operating income would have been approximately $0.2 million lower, or $1.6 million as compared with the $1.8 million reported.

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

Changes in Internal Control Over Financial Reporting

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on March 30, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company's risk factors from those previously disclosed in the Company's Form 10-K for the period ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the 2016 fourth quarter, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of stock over the subsequent two-year period. The Company’s Board of Directors approved a $10.0 million addition in the 2017 fourth quarter and a $10.0 million addition in the 2018 first quarter to the stock repurchase program to bring the authorization to $30.0 million in total. This share repurchase authorization replaced the Company’s previous share repurchase program. The information below does not include shares withheld by or surrendered to the Company either to satisfy the exercise cost for the cashless exercise of employee stock options, or to satisfy tax withholding obligations associated with equity awards as the number of shares is minor.

Period	Total Number of Shares Purchased	Average Price Paid Per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased under the Plan or Program
January 1 - January 31	24,670	$5.18	24,670	$12,531,728
February 1 - February 28	—	$—	—	$12,531,728
March 1 - March 30	—	$—	—	$22,531,728
Total	24,670		24,670

**	Excludes broker commissions

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Reference

31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	##

101.INS	XBRL Instance Document	#

101.SCH	XBRL Taxonomy Extension Schema Document	#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	#

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	#

101.LAB	XBRL Taxonomy Extension Label Linkbase	#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	#

#	Filed herewith
##	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ John M. Laubacker
John M. Laubacker
Title:	Chief Financial Officer

Date: May 4, 2018