Form 10-Q
period 2018-06-29
COMPUTER TASK GROUP INC
filed 2018-07-27
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	July 25, 2018
Common stock, par value $.01 per share	14,471,284

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Revenue	$92,667	$75,521	$175,380	$152,527
Direct costs	74,999	61,864	141,873	124,641
Selling, general and administrative expenses	16,023	12,845	31,279	25,674
Operating income	1,645	812	2,228	2,212
Interest and other income	7	11	159	53
Interest and other expense	349	173	555	338
Income before income taxes	1,303	650	1,832	1,927
Provision for income taxes	363	216	478	742
Net income	$940	$434	$1,354	$1,185
Net income per share:
Basic	$0.07	$0.03	$0.10	$0.08
Diluted	$0.07	$0.03	$0.09	$0.08
Weighted average shares outstanding:
Basic	13,756	15,142	14,217	15,219
Diluted	14,453	15,479	14,871	15,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net Income	$940	$434	$1,354	$1,185

Foreign currency translation adjustment, net of taxes	(1,829)	1,215	(1,149)	1,479
Change in pension loss, net of taxes of $9 and $15 in the 2018 and 2017 second quarters, respectively, and $18 and $29 in the first two quarters of 2018 and 2017, respectively	503	(445)	270	(513)
Other comprehensive income (loss)	(1,326)	770	(879)	966

Comprehensive income (loss)	$(386)	$1,204	$475	$2,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	June 29,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$9,718	$11,170
Accounts receivable, net of allowances of $149 and $133 in 2018 and 2017, respectively	82,309	68,920
Prepaid and other current assets	2,629	2,370
Income taxes receivable	1,601	1,068
Total current assets	96,257	83,528
Property, equipment and capitalized software, net	5,720	6,996
Deferred income taxes	3,933	3,861
Acquired intangibles, net	6,450	—
Goodwill	12,427	—
Cash surrender value of life insurance, net	2,577	31,547
Other assets	1,413	1,302
Investments	216	401
Total assets	$128,993	$127,635
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$11,236	$9,425
Accrued compensation	19,845	17,065
Advance billings on contracts	2,658	1,918
Other current liabilities	6,260	4,328
Total current liabilities	39,999	32,736
Long-term debt	6,310	4,435
Deferred compensation benefits	11,440	11,647
Deferred income taxes	2,183	28
Other long-term liabilities	1,095	165
Total liabilities	61,027	49,011
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in 2018 and 2017	270	270
Capital in excess of par value	115,147	120,247
Retained earnings	86,383	85,029
Less: Treasury stock of 12,545,730 and 11,754,147 shares at cost, in 2018 and 2017, respectively	(119,279)	(113,246)
Accumulated other comprehensive loss	(14,555)	(13,676)
Total shareholders’ equity	67,966	78,624
Total liabilities and shareholders’ equity	$128,993	$127,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Two Quarters Ended
	June 29, 2018	June 30, 2017
Cash flow from operating activities:
Net income	$1,354	$1,185
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,237	769
Equity-based compensation expense	1,029	491
Deferred income taxes	101	677
Deferred compensation	71	55
Gain on the sale of property and equipment	(110)	—
Changes in assets and liabilities, excluding the effects of acquisitions:
(Increase) decrease in accounts receivable	(9,247)	5,043
(Increase) in prepaid and other current assets	(497)	(223)
(Increase) in income taxes receivable	(860)	(611)
(Increase) decrease in other long-term assets	(111)	142
(Increase) in cash surrender value of life insurance	(173)	(904)
(Decrease) in accounts payable	(1,193)	(291)
(Decrease) increase in accrued compensation	730	(412)
(Decrease) increase in advance billings on contracts	(52)	1,588
(Decrease) increase in other current liabilities	1,230	(562)
(Decrease) increase in other long-term liabilities	(346)	69
Net cash provided by (used in) operating activities	(6,837)	7,016
Cash flow from investing activities:
Cash paid for acquisitions, net of cash acquired	(13,782)	—
Additions to property and equipment	(1,215)	(223)
Additions to capitalized software	(53)	(792)
Proceeds from the sale of property and equipment	1,720	—
Proceeds from life insurance	1,126	—
Deferred compensation plan investments, net	185	(45)
Net cash used in investing activities	(12,019)	(1,060)
Cash flow from financing activities:
Proceeds from long-term debt	68,016	25,190
Payments on long-term debt	(66,141)	(26,915)
Proceeds from stock option plan exercises	1,848	727
Proceeds from life insurance loans	28,407	—
Taxes remitted for shares withheld from equity-based compensation transactions	(275)	(274)
Proceeds from Employee Stock Purchase Plan	61	79
Change in cash overdraft, net	(551)	28
Purchase of stock for treasury	(13,796)	(3,343)
Net cash provided by (used in) financing activities	17,569	(4,508)
Effect of exchange rates on cash and cash equivalents	(165)	668
Net increase (decrease) in cash and cash equivalents	(1,452)	2,116
Cash and cash equivalents at beginning of year	11,170	9,407
Cash and cash equivalents at end of period	$9,718	$11,523

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal period where the last day of each of the first three quarters is a Friday. The 2018 second quarter began on March 31, 2018 and ended on June 29, 2018. The 2017 second quarter began on April 1, 2017 and ended June 30, 2017. There were 64 billable days in both the second quarters of 2018 and 2017, and 128 billable days in the 2018 and 2017 year-to-date periods.

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

The Company operates in one industry segment, providing IT services to its clients in North American and Western Europe. At the highest level, CTG delivers services that are considered either IT solutions or IT and other staffing. CTG provides these primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements.

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters and two quarters ended June 29, 2018 and June 30, 2017 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
IT solutions	31.6%	29.9%	31.0%	30.0%
IT and other staffing	68.4%	70.1%	69.0%	70.0%
Total	100.0%	100.0%	100.0%	100.0%

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

CTG’s revenue by vertical market as a percentage of total revenue for the quarters and two quarters ended June 29, 2018 and June 30, 2017 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Technology service providers	32.5%	32.6%	32.7%	33.1%
Manufacturing	18.4%	26.0%	18.9%	25.8%
Healthcare	16.0%	17.4%	15.6%	17.1%
Financial services	15.7%	8.1%	15.1%	8.0%
Energy	5.0%	4.7%	4.9%	4.9%
General markets	12.4%	11.2%	12.8%	11.1%
Total	100.0%	100.0%	100.0%	100.0%

Revenue Recognition

The Company recognizes revenue when control of the promised good or service is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with progress billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed-price contracts is recognized over time using an input-based approach. Over time revenue recognition best portrays the Company’s performance in transferring control of the goods or services to the customer. On most fixed price contracts, revenue recognition is supported through contractual clauses that require the customer to pay for work performed to date, including cost plus a reasonable profit margin, for goods or services that have no alternative use to the Company. On certain contracts, revenue recognition is supported through contractual clauses that indicate the customer controls the asset, or work in process, as the Company creates or enhances the asset. On a given project, actual salary and indirect labor costs incurred are measured and compared with the total estimate of costs of such items at the completion of the project. Revenue is recognized based upon the percentage-of-completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs that could distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our experience on similar projects, and includes management judgments and estimates that affect the amount of revenue recognized on fixed-price contracts in any accounting period.  Losses on fixed-price projects are recorded when identified.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters and two quarters ended June 29, 2018 and June 30, 2017 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Time-and-material	87.7%	85.6%	87.1%	85.6%
Progress billing	9.8%	11.1%	9.9%	11.2%
Percentage-of-completion	2.5%	3.3%	3.0%	3.2%
Total	100.0%	100.0%	100.0%	100.0%

The Company recorded revenue for the quarters and two quarters ended June 29, 2018 and June 30, 2017 as follows:

For the Quarter Ended:	June 29, 2018		June 30, 2017		Year-over-Year Change
	(amounts in thousands)
North America	65.3%	$60,522	74.9%	$56,587	7.0%
Europe	34.7%	32,145	25.1%	18,934	69.8%
Total	100.0%	$92,667	100.0%	$75,521	22.7%

For the Two Quarters Ended:	June 29, 2018		June 30, 2017		Year-over-Year Change
	(amounts in thousands)
North America	65.1%	$114,214	75.1%	$114,480	(0.2)%
Europe	34.9%	61,166	24.9%	38,047	60.8%
Total	100.0%	$175,380	100.0%	$152,527	15.0%

Significant Judgments

With the exception of cost estimates on certain fixed-price projects, there are no other significant judgments used to determine the timing of satisfaction of performance obligations or determining transaction price and amounts allocated to performance obligations. The Company allocates the transaction price based on standalone selling prices for contracts with customers that include more than one performance obligation. Standalone selling prices are based on the expected cost of the good or service plus margin approach. Certain customers may qualify for discounts and rebates, which we account for as variable consideration. The Company estimates variable consideration and reduce revenue recognized based on the amount it expects to provide to customers.

Contract Balances

For time-and-material and progress billing contracts, the timing of the Company’s satisfaction of its performance obligations is consistent with the timing of payment. For these contracts, the Company has the right to payment in the amount that corresponds directly with the value of the Company’s performance to date. The Company uses the right to invoice practical expedient that allows the Company to recognize revenue in the amount for which it has the right to invoice for time-and-material and progress billing contracts. Bill schedules for fixed-price contracts are generally consistent with the Company’s performance in transferring control of the goods or services to the customer. There are no significant financing components in our contracts with customers. Advanced billings represent contract liabilities for cash payments received in advance of our performance. Unbilled receivables are reported within “accounts receivable” on the condensed consolidated balance sheet. Accounts receivable and contract liability balances fluctuate based on the timing of the customer’s billing schedule and the Company’s month-end date. There are no significant costs to obtain or fulfill contracts with customers.

Transaction Price Allocated to Remaining Performance Obligations

As of June 29, 2018, the aggregate transaction price allocated to unsatisfied or partially unsatisfied performance obligations for fixed-price and all progress billing contracts was approximately $6.2 million and $34.4 million, respectively. Approximately $16.4 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2018. Approximately $24.2 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2019 and beyond. The Company uses the right to invoice practical expedient. Therefore, no disclosure is required for unsatisfied performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At June 29, 2018 and December 31, 2017, the carrying amounts of the Company’s cash of $9.7 million and $11.2  million, respectively, approximated fair value.

The Company is also allowed to elect an irrevocable option to measure, on a contract-by-contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this accounting standard for any specific contracts during the quarters ended June 29, 2018 or June 30, 2017.

As described in Note 3 of the condensed consolidated financial statements, the Company acquired 100% of the equity of Soft Company in the 2018 first quarter. Level 3 inputs were used to estimate the estimated fair values allocated to the assets acquired and liabilities assumed. The valuation techniques used to assign fair values to intangible assets included the relief-from-royalty method and excess earnings method. In addition, the Company has a contingent consideration liability related to the earn-out provision which a portion will be payable in each period subject to the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017, 2018, and 2019. There is no payout if the achievement on either target is below a certain target threshold. The fair value of this contingent consideration is determined using level 3 inputs. The fair value assigned to the contingent consideration liability is determined using real options method, which requires inputs such as revenue forecasts, EBIT forecasts, discount rate, and other market variables to assess the probability of Soft Company achieving the revenue and EBIT targets. The fair value as of the February 15, 2018 acquisition date was determined to be $2.0 million. In the 2018 second quarter, the Company paid approximately $0.9 million relating to the earn-out based on the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017. The fair value of the remaining contingent consideration liability was approximately $0.9 million and is recorded in “Other long-term liabilities” on the June 29, 2018, condensed consolidated balance sheet.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies on 19 individuals, whose average age is 75 years old. Those policies have generated cash surrender value. The Company borrowed $6.1 million and $22.7 million against the cash surrender value of these life insurance policies during the 2018 first and second quarters, respectively. At June 29, 2018, these insurance policies had gross cash surrender values of $31.3 million outstanding loans and interest totaling $28.7 million, and a net cash surrender value of $2.6 million. At December 31, 2017, these insurance policies, with no outstanding loans, had a cash surrender value of $31.5 million. The net cash surrender values are included on the condensed consolidated balance sheet in “Cash surrender value of life insurance” under non-current assets.

At June 29, 2018 and December 31, 2017, the total death benefit for the remaining policies was approximately $42.0 million and $42.2 million, respectively. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $12.6 million after the payment of obligations, and, under current tax regulations, record a non-taxable gain of approximately $10.1 million.

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

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at June 29, 2018 and December 31, 2017 are summarized as follows:

(amounts in thousands)	June 29, 2018	December 31, 2017
Property, equipment and capitalized software	$17,966	$23,009
Accumulated depreciation and amortization	(12,246)	(16,013)
Property, equipment and capitalized software, net	$5,720	$6,996

The Company recorded less than $0.1 million of capitalized software costs during the quarter and two quarters ended June 29, 2018, and $0.2 million and $0.8 million of capitalized software costs during the quarter and two quarters ended June 30, 2017, respectively. The decrease in the 2018 periods as compared with 2017 is due to adjustments for currency fluctuations as well as the completed rollout of software licenses, which the Company implemented in the first half of 2017. As of those dates, the Company had capitalized a total of $2.0 million and $1.8 million, respectively, for software projects developed for commercial use. Amortization periods range from two to five years, and are evaluated periodically for propriety. Amortization expense totaled approximately $0.1 million and $0.3 million in the quarter and two quarters ended June 29, 2018, and approximately $0.1 million in both the quarter and two quarters ended June 30, 2017. Accumulated amortization for these projects totaled $0.8 million and $0.4 million as of June 29, 2018 and June 30, 2017, respectively.

The Company sold its corporate administrative building in February 2018 for $1.8 million, and as the book value was $1.6 million, recorded a gain on the sale of less than $0.1 million after applicable fees. The gain was recorded in interest and other income in the condensed consolidated statement of income.

Guarantees

The Company has a number of guarantees in place in its European operations that support office leases and performance under government contracts. At June 29, 2018 and December 31, 2017, these guarantees totaled approximately $0.9 million and $1.1 million, respectively, and generally have expiration dates ranging from July 2018 through December 2019.

Goodwill

The goodwill recorded on the Company's condensed consolidated balance sheet at June 29, 2018 relates to the acquisition of Soft Company in the 2018 first quarter. In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment exist in interim periods.

Acquired Intangible Assets

Acquired intangible assets at June 29, 2018 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	2 years	$699	$131	$568
Customer relationships	13 years	6,057	175	5,882
Total		$6,756	$306	$6,450

Estimated amortization expense for the remainder of fiscal 2018 and the five succeeding fiscal years and thereafter is as follows (amounts in thousands):

Year	Annual Amortization
2018	$408
2019	815
2020	509
2021	466
2022	466
2023	466
Thereafter	3,320
Total	$6,450

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

The Company recorded a net positive adjustment to beginning retained earnings of less than $0.1 million and a corresponding amount to unbilled receivables as of January 1, 2018 due to the cumulative impact of adopting Topic 606, primarily related to a change in the identification of performance obligations on certain projects. In addition, the Company evaluated its principal and agent conclusions when more than one party is involved in providing goods or service to a customer. The Company recorded approximately $1.3 million, or 1.4% of our 2018 second quarter consolidated revenue and approximately $2.9 million, or 1.6% of our 2018 year-to-date revenue on a gross basis, which would have been recorded on a net basis under our historic accounting under Topic 605. The Company reported $92.7 million and $175.4 million of revenue in the 2018 second quarter and 2018 year-to-date period, respectively, under Topic 606 and the Company would have reported approximately $91.4 million and $172.5 million of revenue under Topic 605.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Topic 842 supersedes the previous leases standard, ASC 840, Leases. This guidance is effective for reporting periods beginning after December 15, 2018; however, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact that ASU 2016-02 will have on its condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715),” which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. The Company has adopted this standard and has applied it retrospectively in the 2018 first quarter. Upon adoption, the

Company reduced selling, general, and administrative expenses by approximately $0.1 million and $0.2 million and increased interest and other expense by a corresponding amount for the 2017 second quarter and 2017 year-to-date period, respectively.

3.	Acquisitions

On February 15, 2018, the Company acquired 100% of the equity of Soft Company for approximately $16.9 million (€13.6 million based on a EUR into USD exchange rate of 1.2392). The acquisition was funded using cash on hand and borrowings under the Company’s existing credit agreement. The Company has a contingent consideration liability related to an earn-out provision which a portion will be payable in each period subject to the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017, 2018, and 2019. There is no payout if the achievement on either target is below a certain target threshold. The fair value as of the February 15, 2018 acquisition date was determined to be $2.0 million. In the 2018 second quarter, the Company paid approximately $0.9 million relating to the earn-out based on the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017. Soft Company, located in Paris, France, is an IT consulting company that specializes in providing IT services to finance, insurance, telecom, and media services companies. The acquisition of Soft Company is expected to enable the Company to expand its position in Europe and enhance its service offerings.

The acquisition date fair value of the consideration for the above transaction consisted of the following as of February 15, 2018:

(amounts in thousands)
Cash consideration	$16,910
Fair value of contingent consideration	1,997
Fair value of purchase consideration	$18,907

The following tables summarizes the preliminary allocation of the aggregate purchase consideration to the estimated fair value of the assets acquired and liabilities assumed as of February 15, 2018:

(amounts in thousands)
Assets Acquired
Cash	$4,059
Accounts receivable	5,551
Prepaids & other	243
Property & equipment, net	53
Acquired intangibles	7,238
Goodwill	13,282
Total assets acquired	$30,426

Liabilities Assumed
Accounts payable	$4,085
Accrued compensation	2,669
Other short-term liabilities	2,006
Deferred income taxes	2,389
Other long-term liabilities	370
Total liabilities assumed	$11,519
Net assets acquired	$18,907

The purchase consideration for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill, which is not deductible for income tax purposes.

The intangible assets acquired in this acquisition consisted of the following:

(amounts in thousands)	Fair Value	Estimated Economic Life
Trademarks	$749	2 years
Customer relationships	6,489	13 years
Fair value of purchase consideration	$7,238

The results of operations of Soft Company have been included in the Company’s consolidated financial results since the date of acquisition. As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included in this quarterly report on Form 10-Q. The Company incurred acquisition-related legal and consulting fees, and amortization of intangible assets of approximately $0.4 million and $0.9 million in the 2018 second quarter and year-to-date periods, respectively, which were recorded as a component of selling, general, and administrative expenses in the condensed consolidated statement of income. As of the date of filing this quarterly report on Form 10-Q, the preliminary purchase accounting has not yet been finalized as the Company continues to work with its valuation specialist to determine the fair value of acquired assets and liabilities, including identified intangibles assets.

4.	Net Income Per Share

Basic and diluted earnings per share (EPS) for the quarters and two quarters ended June 29, 2018 and June 30, 2017 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands, except per-share data)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Weighted-average number of shares outstanding during period	13,756	15,142	14,217	15,219
Common stock equivalents from incremental shares under equity-based compensation plans	697	337	654	235
Number of shares on which diluted earnings per share is based	14,453	15,479	14,871	15,454
Net income	$940	$434	$1,354	$1,185
Net income per share
Basic	$0.07	$0.03	$0.10	$0.08
Diluted	$0.07	$0.03	$0.09	$0.08

Weighted-average shares represent the average number of issued shares less treasury shares and for the basic EPS calculations, unvested restricted stock.

Certain options representing 0.6 million and 1.0 million shares of common stock were outstanding at June 29, 2018 and June 30, 2017, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

5.	Investments

The Company’s investments consist of mutual funds, which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At June 29, 2018 and December 31, 2017, the Company’s investment balances, which are classified as equity securities, totaled approximately $0.2 million and $0.4 million, respectively, and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see note 2 for “Fair Value”). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2018 and 2017 second quarter and year-to-date periods.

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

The new agreement expires in December 2020, and has interest rates ranging from 150 to 200 basis points over LIBOR or the greater of (i) the prime rate, (ii) the federal fund effective rate plus 50 basis points, and (iii) adjusted LIBOR plus 100 basis points plus a spread ranging from 50 to 100 basis points based on the amounts outstanding under the Credit and Security Agreement. The Company can borrow under the agreement with either rate at its discretion.  At June 29, 2018 and December 31, 2017, there was $6.3 million and $4.4 million outstanding under the respective revolving credit agreements. The Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

The maximum amounts outstanding under the credit agreement in the 2018 and 2017 second quarters was $10.4 million and $5.7 million, respectively, while borrowings during those quarters averaged $3.5 million and $2.1 million, respectively, and carried weighted average interest rates of 3.3% and 2.9%, respectively.

Under the new agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at June 29, 2018, included a fixed charge coverage ratio, which must be less than 1.10 to 1.00, consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) must be no less than $5.0 million for the trailing twelve months, and capital expenditures for property, plant, equipment, and capitalized software must be no more than $5.0 million in any annual period. The fixed charge coverage ratio is only tested if availability on a measurement date is less than $5.625 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves. Total availability as of June 29, 2018 was approximately $31.1 million. The Company was in compliance with these covenants at June 29, 2018 as EBITDA was $7.7 million and capital expenditures for property, equipment and capitalized software were $1.3 million in the 2018 year-to-date period. The Company was also in compliance with its covenants at June 30, 2017.

7.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at June 29, 2018 and December 31, 2017 are as follows:

(amounts in thousands)	June 29, 2018	December 31, 2017
Foreign currency, net of tax of $167 in 2018, and $0 in 2017	$(7,112)	$(5,963)
Pension loss, net of tax of $510 in 2018, and $527 in 2017	(7,443)	(7,713)
Accumulated other comprehensive loss	$(14,555)	$(13,676)

During the 2018 and 2017 second quarters and first two quarters, actuarial losses were amortized to expense as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Amortization of actuarial losses	$70	$81	$142	$159
Income tax	(9)	(15)	(18)	(29)
Net of tax	$61	$66	$124	$130

The amortization of both prior service cost and actuarial losses are included in determining net periodic pension cost. See note 9, "Deferred Compensation and Other Benefits" for additional information.

8.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2018 second quarter and year-to-date ETR was 27.8% and 26.1%, respectively, and 2017 second quarter ETR was 33.3% and the 2017 year-to-date ETR was 38.5%.

The ETR was lower in the 2018 second quarter and year-to-date periods primarily due to the Tax Cuts and Jobs act which reduced the US federal corporate tax rate to 21%, the tax benefit for windfalls from equity-based compensation transactions, and tax benefits for the Work Opportunity Tax Credit (WOTC) and Credit for Increasing Research Activities (R&D).

The ETR was lower in the 2017 second quarter primarily due to tax benefits from the Work Opportunity Tax Credit (WOTC) and Credit for Increasing Research Activities (R&D).

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

As a result, the Company has recorded the following provisional amounts in the financial statements at June 29, 2018, which will be revised, if necessary, as the computations become finalized during the measurement period. The Company did not adjust any previously recorded provisional amounts in the 2018 year-to-date period.

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

The Company has not yet made a policy election with respect to its treatment of potential global intangible low-taxed income (GILTI). Companies can either account for taxes on GILTI as incurred or recognize deferred taxes when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal. At June 29, 2018 the Company has included GILTI related to current year operations only in its estimated annual ETR and has not provided additional GILTI on deferred items because it is still in the process of analyzing the provisions of the Act associated with GILTI and the expected impact of GILTI on the Company in the future.

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

As a result of the acquisition of Soft Company on February 15, 2018, the Company maintains an unfunded pension plan related to the Soft Company employees. The Company does not anticipate making contributions to the plan in 2018. The Company also does not expect to make benefit payments in 2018.

Net periodic pension cost for the quarters and two quarters ended June 29, 2018 and June 30, 2017 for the plan was as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Service cost	$89	$63	$175	$63
Interest cost	$148	$134	$296	$232
Expected return on asset	$(162)	$(143)	$(326)	$(212)
Amortization of actuarial loss	73	80	146	159
Net periodic pension cost	$148	$134	$291	$242

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see note 2 for “Life Insurance Policies”). The Company does not anticipate making contributions to the plan other than for benefit payments as required in 2018 and future years. In the 2018 second quarter and year-to-date periods, the Company made benefit payments totaling approximately $0.2 million and $0.3 million, respectively, and expects to make payments in 2018 totaling approximately $0.7 million.

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

The BDBP is considered fully funded. The Company made contributions of $0.1 million and $0.2 million in the 2018 second quarter and year-to-date period, respectively and made contributions of $0.1 million and $0.2 million in the 2017 second quarter and year-to-date period, respectively. The Company made benefit payments totaling less than $0.1 million in both the 2018 and 2017 second quarters and expects to make payments in 2018 of $0.1 million.

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

The change in the fair value of plan assets for the two quarters ended June 29, 2018 and June 30, 2017 was as follows:

	For the Two Quarters Ended
(amounts in thousands)	June 29, 2018	June 30, 2017
Fair value of plan assets at beginning of period	$17,691	$15,378
Return on plan assets	238	212
Contributions	172	189
Benefits paid	(440)	(411)
Effect of exchange rate changes	(488)	1,327
Fair value of plan assets at end of quarter	$17,173	$16,695

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. Cash contributions made to this plan in the 2018 first quarter for amounts earned in 2017 totaled $0.0 million, while contributions to the plan in the 2017 first quarter for amounts earned in 2016 totaled $0.1 million. The investments in the plan are included in the total assets of the Company, and are discussed in note 5, “Investments.” Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were no stock units purchased in 2018 or 2017 first or second quarters.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Contributions in both the 2018 second quarter and year-to-date periods were $0.0 million. Previously, at the time the contributions were made, the non-employee directors elected to purchase stock units from the Company at current market prices using their available investment balance within the plan. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in return for funds received, the Company released shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

10.	Equity-based Compensation

During the 2018 second quarter and first quarter, the Company granted restricted stock totaling 214,054 shares and 261,496 shares, respectively, which were funded out of treasury stock. During the 2017 second and first quarter, the Company granted 316,165 shares and 7,500 shares, respectively, which were funded out of treasury stock.

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

For these performance grants, the price on the date of grant was $8.18 per share, the expected volatility was 34.5%, the expected dividend yield is zero, and the risk-free rate of return was 2.47%. Given these assumptions, the tranche of the grants that will vest with a 50% increase in the stock price have a value using a binomial model of $2.30 per share, and a derived service period of 1.26 years.  For the tranche of the grants that will vest with a 100% increase in the stock price, the value of the shares is $1.30 per share and have a derived service period of 1.85 years.  The Company is expensing these grants over the derived service period as noted for each tranche of a grant. There were no additional performance awards granted in the 2018 second quarter.

During the third quarter of 2017, the Company announced a new Board compensation program to further align with shareholders. Under the new compensation program, director Board fees in 2018 will be paid exclusively in deferred stock units. Of the 214,054 shares and 261,496 shares granted in the 2018 second and first quarter, 118,154 shares and 41,021 shares, respectively, represented restricted stock units that were granted to the Board of Directors. The shares granted to the Board of Directors in the 2018 second quarter represent direct Board fees for the 2018 second, third, and fourth quarters. The shares vest upon a director’s retirement from the Board. The Company is expensing these grants ratably over each quarter of service.

Of the remaining 99,775 shares granted in the 2018 second and first quarter, 3,875 shares vest over a period of three years, with 33% of the grant vesting one year from the date of grant and another 33% vesting each year thereafter until the grant is fully vested to the employee. The remaining 95,900 shares granted in 2018 second and first quarter vest over a period of four years, with 25% of the grant vesting one year from the date of grant, and another 25% vesting each year thereafter until the grant is fully vested to the employee. The 2017 grants also vest over a period of four years. The Company recognizes compensation expense for these grants over the expected term of the grant.

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

During the 2016 fourth quarter, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s stock over the subsequent two year period. This repurchase authorization replaced the Company’s previous share authorization program. The Company’s Board of Directors approved a $10.0 million addition in the 2017 fourth quarter and a $10.0 million addition in the 2018 first quarter to the stock repurchase program to bring the authorization to $30.0 million in total.

On February 15, 2018, the Company announced its intent to commence in the future a modified “Dutch auction” tender offer to repurchase up to 10% of its outstanding shares of common stock. On April 20, 2018, the Company accepted for payment an aggregate of 1,530,990 shares of its common stock at a purchase price of $8.85 per share, for an aggregate cost of approximately $13.5 million, excluding fees and expenses related to the tender offer.

Including the shares repurchased in the tender offer, the Company purchased a total of approximately 1,548,000 shares for treasury during the 2018 second quarter, and approximately 1,573,000 shares for treasury during the 2018 year-to-date period. At June 29, 2018, the Company had approximately $8.9 million left in its current stock repurchase authorization. During the 2018 second quarter and year-to-date periods, the Company issued 516,000 shares and 880,000, respectively, out of treasury stock primarily to fulfill the share requirements from purchases of stock in the Non-Employee Director Deferred Compensation Plan, stock option exercises, and restricted stock grants.

The Company purchased 257,000 shares for treasury during the 2017 second quarter, and 640,000 shares for treasury during the 2017 year-to-date period. At June 30, 2017, the Company had approximately $5.5 million left in its stock repurchase authorization. During the 2017 second quarter and year-to-date periods, the Company issued 555,000 shares and 613,000 shares, respectively, out of treasury stock primarily to fulfill the share requirements from purchase of stock in the Non-Employee Director Deferred Compensation Plan, stock option exercises, and restricted stock grants.

12.	Significant Customers

In the 2018 second quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $21.9 million or 23.6% of consolidated revenue compared with $19.0 million or 25.1% of consolidated revenue in the comparable 2017 period. In the 2018 year-to-date period, IBM accounted for $40.8 million or

23.2% of consolidated revenue compared with $39.3 million or 25.8% of consolidated revenue in the comparable 2017 period. During the 2017 third quarter, the National Technical Services Agreement with IBM was extended for two years and now expires on December 31, 2019. The Company’s accounts receivable from IBM at June 29, 2018 and December 31, 2017 totaled $24.4 million and $21.5 million, respectively.

In the 2018 second quarter, SDI International (SDI) was the Company’s second largest customer and accounted for $6.8 million or 7.4% of consolidated revenue compared with $9.4 million or 12.5% of consolidated revenue in the comparable 2017 period. In the 2018 year-to-date period, SDI accounted for $13.5 million or 7.6% of consolidated revenue compared with $18.8 million or 12.3% of consolidated revenue in the comparable 2017 period. SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI is for employees working at Lenovo. The Company’s accounts receivable from SDI at June 29, 2018 and December 31, 2017 totaled $4.3 million and $4.7 million, respectively.

No other customer accounted for 10% or more of the Company's revenue during the 2018 or 2017 second quarter or year-to-date periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Two Quarters Ended June 29, 2018

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters and two quarters ended June 29, 2018 and June 30, 2017 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
IT solutions	31.6%	29.9%	31.0%	30.0%
IT and other staffing	68.4%	70.1%	69.0%	70.0%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarters and two quarters ended June 29, 2018 and June 30, 2017 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Technology service providers	32.5%	32.6%	32.7%	33.1%
Manufacturing	18.4%	26.0%	18.9%	25.8%
Healthcare	16.0%	17.4%	15.6%	17.1%
Financial services	15.7%	8.1%	15.1%	8.0%
Energy	5.0%	4.7%	4.9%	4.9%
General markets	12.4%	11.2%	12.8%	11.1%
Total	100.0%	100.0%	100.0%	100.0%

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

Revenue Recognition

The Company recognizes revenue when control of the promised good or service is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with progress billing schedules, primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed-price contracts is recognized over time using an input-based approach. Over time revenue recognition best portrays the Company’s performance in transferring control of the goods or services to the customer. On most fixed price contracts, revenue recognition is supported through contractual clauses that require the customer to pay for work performed to date, including cost plus a reasonable profit margin, for goods or services that have no alternative use to the Company. On certain contracts, revenue recognition is supported through contractual clauses that indicate the customer controls the asset, or work in process, as the Company creates or enhances the asset. On a given project, actual salary and indirect labor costs incurred are measured and compared with the total estimate of costs of such items at the completion of the project. Revenue is recognized based upon the percentage-of-completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs that could distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our experience on similar projects, and includes management judgments and estimates that affect the amount of revenue recognized on fixed-price contracts in any accounting period.  Losses on fixed-price projects are recorded when identified.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters and two quarters ended June 29, 2018 and June 30, 2017 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Time-and-material	87.7%	85.6%	87.1%	85.6%
Progress billing	9.8%	11.1%	9.9%	11.2%
Percentage-of-completion	2.5%	3.3%	3.0%	3.2%
Total	100.0%	100.0%	100.0%	100.0%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	June 29, 2018		June 30, 2017
	(amounts in thousands)
Revenue	100.0%	$92,667	100.0%	$75,521
Direct costs	80.9%	74,999	81.9%	61,864
Selling, general and administrative expenses	17.3%	16,023	17.0%	12,845
Operating income	1.8%	1,645	1.1%	812
Interest and other expense, net	0.4%	342	0.2%	162
Income before income taxes	1.4%	1,303	0.9%	650
Provision for income taxes	0.4%	363	0.3%	216
Net income	1.0%	$940	0.6%	$434

For the Two Quarters Ended:	June 29, 2018		June 30, 2017
	(amounts in thousands)
Revenue	100.0%	$175,380	100.0%	$152,527
Direct costs	80.9%	141,873	81.7%	124,641
Selling, general and administrative expenses	17.8%	31,279	16.8%	25,674
Operating income	1.3%	2,228	1.5%	2,212
Interest and other expense, net	0.2%	396	0.2%	285
Income before income taxes	1.1%	1,832	1.3%	1,927
Provision for income taxes	0.3%	478	0.5%	742
Net income	0.8%	$1,354	0.8%	$1,185

The Company recorded revenue in the 2018 and 2017 periods as follows:

For the Quarter Ended:	June 29, 2018		June 30, 2017		Year-over-Year Change
	(amounts in thousands)
North America	65.3%	$60,522	74.9%	$56,587	7.0%
Europe	34.7%	32,145	25.1%	18,934	69.8%
Total	100.0%	$92,667	100.0%	$75,521	22.7%

For the Two Quarters Ended:	June 29, 2018		June 30, 2017		Year-over-Year Change
	(amounts in thousands)
North America	65.1%	$114,214	75.1%	$114,480	(0.2)%
Europe	34.9%	61,166	24.9%	38,047	60.8%
Total	100.0%	$175,380	100.0%	$152,527	15.0%

There were 64 billable days in both the 2018 and 2017 second quarters. Reimbursable expenses billed to customers and included in revenue totaled $1.0 million and $0.9 million in the 2018 and 2017 second quarters, respectively.

There were 128 billable days in both the 2018 and 2017 year-to-date periods. Reimbursable expenses billed to customers and included in revenue totaled $1.8 million and $1.7 million in the 2018 and 2017 year-to-date periods, respectively.

The revenue increase in North America in the 2018 second quarter as compared with the corresponding 2017 period was primarily due to an increase in demand for both the IT staffing and solutions businesses, primarily in the Company’s technology services provider and healthcare vertical markets.

On a consolidated basis, IT solutions revenue increased $6.7 million or 29.8% in the 2018 second quarter, and $8.7 million or 19.0% in the 2018 year-to-date period as compared with the corresponding 2017 periods. The increase is primarily due to an increase in IT solutions services in Europe and the addition of Soft Company, which was acquired on February 15, 2018. Soft Company primarily specializes in providing IT services to finance, insurance, telecom, and media services companies. The increase was also due in part to the additional IT solutions revenue from the Company’s healthcare vertical market in North America.

On a consolidated basis, IT and other staffing revenue increased $10.4 million or 19.7% in the 2018 second quarter, and $14.2 million or 13.2% in the 2018 year-to-date period as compared with the corresponding 2017 periods. The IT staffing increase was in primarily due to the addition of Soft Company in the 2018 first quarter, growth in IT staffing in North America, and in part due to a change in accounting related to the new revenue recognition standard which requires revenue we previously recorded on a net basis to now be recorded on a gross basis for billable subcontractors. The Company recorded approximately $1.3 million, or 1.4% of our 2018 second quarter consolidated revenue and $2.9 million, or 1.6% of our 2018 year-to-date consolidated revenue on a gross basis during the second quarter of 2018, which would have been recorded on a net basis under our historic accounting under Topic 605. This accounting change solely related to the IT and other staffing services.

Following the acquisition of Soft Company, which relies heavily on billable subcontractors, we have revised how we define and calculate headcount in order to report all billable consultants, including both employees and subcontractors. Based on this new approach, CTG’s headcount at June 29, 2018 was approximately 4,150, which was a 18.6% increase from approximately 3,500 employees at June 30, 2017, and a 22.1% increase from approximately 3,400 employees at December 31, 2017.

Revenue in the Company’s European operations in the 2018 second quarter and year-to-date periods as compared with the corresponding 2017 periods increased primarily due to a significant increase in IT solutions and IT staffing demand across a number of the Company’s vertical markets and the addition of Soft Company, which was acquired on February 15, 2018.

The revenue increase in Europe in the countries in which the Company operates (Belgium, Luxembourg, United Kingdom, and France) in the 2018 second quarter was impacted in part by the relative weakness of the U.S. dollar as compared with the currencies of Belgium, Luxembourg, United Kingdom, and France. In Belgium, Luxembourg, and France, where a significant portion of the Company’s revenue from its European operations is generated, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2018 second quarter as compared with the 2017 second quarter, the average value of the Euro increased 8.4% while the average value of the British Pound increased 6.4%. If there had been no change in these exchange rates from the 2017 second quarter to the 2018 second quarter, total European revenue would have been approximately $2.4 million lower, or $29.7 million as compared with the $32.1 million reported and operating income would have been approximately $0.1 million lower, or $1.4 million as compared with the $1.5 million reported. In the 2018 year-to-date period as compared with the corresponding 2017 period, the average value of the Euro increased 11.8% while the average value of the British Pound increased 9.3%. If there had been no change in these exchange rates from the first two quarters of 2017 to the corresponding 2018 period, total European revenue would have been approximately $6.3 million lower, or $54.9 million as compared with the $61.2 million reported and operating income would have been approximately $0.4 million lower, or $3.0 million as compared with the $3.4 million reported.

The Company continues to assess the potential impact, if any, that the United Kingdom’s proposed exit from the European Union will have on the Company’s operations. As the total revenue generated by our British subsidiary is immaterial as compared with the Company’s total consolidated revenue, we do not expect the impact of the pending exit to have a material impact on the Company’s operations.

In the 2018 second quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $21.9 million or 23.6% of consolidated revenue compared with $19.0 million or 25.1% of consolidated revenue in the comparable 2017 period. In the 2018 year-to-date period, IBM accounted for $40.8 million or 23.2% of consolidated revenue compared with $39.3 million or 25.8% of consolidated revenue in the comparable 2017 period. During the 2017 third quarter, the National Technical Services Agreement with IBM was extended for two years and now expires on December 31, 2019. The Company’s accounts receivable from IBM at June 29, 2018 and December 31, 2017 totaled $24.4 million and $21.5 million, respectively.

In the 2018 second quarter, SDI International (SDI) was the Company’s second largest customer and accounted for $6.8 million or 7.4% of consolidated revenue compared with $9.4 million or 12.5% of consolidated revenue in the comparable 2017 period.  In the 2018 year-to-date period, SDI accounted for $13.5 million or 7.6% of consolidated revenue compared with $18.8 million or 12.3% of consolidated revenue in the comparable 2017 period. SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI is for employees working at Lenovo. The Company’s accounts receivable from SDI at June 29, 2018 and December 31, 2017 totaled $4.3 million and $4.7 million, respectively.

No other customer accounted for 10% or more of the Company's revenue during the 2018 or 2017 second quarters or year-to-date periods.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 80.9% of revenue in the 2018 second quarter as compared with 81.9% of revenue in the 2017 second quarter, and 80.9% of revenue in the 2018 year-to-date period as compared with 81.7% of revenue in the corresponding 2017 period. The Company’s direct costs as a percentage of revenue decreased in the 2018 second quarter and year-to-date periods as compared with the corresponding 2017 periods due to a change in the business mix to a higher percentage of IT solutions business which has lower direct costs, and lower fringe benefit costs in 2018. Direct costs decreased in the 2018 year-to-date period as compared with the corresponding 2017 period primarily due to an improvement in employee utilization year-over-year and a decrease in medical costs.

Selling, general and administrative (“SG&A”) expenses were 17.3% of revenue in the 2018 second quarter as compared with 17.0% in the corresponding 2017 period, and 17.8% of revenue in the 2018 year-to-date period and 16.8% of revenue in the corresponding 2017 period. The increase in SG&A expenses year-over-year is primarily due to SG&A expenses associated with our operating units as the Company continues to make investments in sales, recruiting and delivery resources in order to focus on its long-term growth, and certain costs associated with the acquisition of Soft Company.

Consolidated operating income was 1.8% of revenue in the 2018 second quarter, as compared with 1.1% of revenue in the 2017 second quarter, and 1.3% of revenue in the 2018 year-to-date period compared with 1.5% in the corresponding 2017 period.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2018 second quarter and year-to-date ETR was 27.8% and 26.1%, respectively, and 2017 second quarter ETR was 33.3% and the 2017 year-to-date ETR was 38.5%.

The ETR was lower in the 2018 second quarter and year-to-date period primarily due to the Tax Cuts and Jobs act which reduced the US federal corporate tax rate to 21%, the tax benefit for windfalls from equity-based compensation transactions, and tax benefits for the Work Opportunity Tax Credit (WOTC) and Credit for Increasing Research Activities (R&D).

Net income was 1.0% of revenue or $0.07 per diluted share in the 2018 second quarter, as compared with 0.6% of revenue or $0.03 per diluted share in the 2017 second quarter, and 0.8% or $0.09 per diluted share in the 2018 year-to-date period compared with 0.8% or $0.08 in the 2017 year-to-date period. Diluted earnings per share was calculated using 14.5 million and 15.5 million weighted-average equivalent shares outstanding for the quarters ended June 29, 2018 and June 30, 2017, respectively, and 14.9 million and 15.5 million weighted-average equivalent shares outstanding for the two quarters ended June 29, 2018 and June 30, 2017, respectively. The decrease in weighted-equivalent shares outstanding in 2018 is primarily due to the Dutch auction tender offer where the Company repurchased 10% of its outstanding shares in April 2018.

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

Income Taxes—Valuation Allowances on Deferred Tax Assets

At June 29, 2018, the Company had a total of approximately $1.8 million of non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards and state taxes. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the expected tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At June 29, 2018, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $1.0 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at June 29, 2018, the Company had offset a portion of these assets with a valuation allowance totaling $0.9 million, resulting in a net deferred tax asset from net operating loss carryforwards of $0.1 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the 2018 second quarter and year-to-date period would have increased or decreased net income by approximately $13,000 and $18,000, respectively.

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

Financial Condition and Liquidity

Cash provided by (used in) operating activities was ($6.8) million in the 2018 year-to-date period (2018 period), compared with cash provided by operating activities of $7.0 million in the 2017 year-to-date period (2017 period). In the 2018 period, net income was $1.4 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $2.3 million. In the 2017 period, the net income was $1.2 million, while the corresponding non-cash adjustments totaled $2.0 million.

The accounts receivable balance increased $9.2 million in the 2018 period, and decreased $5.0 million in the 2017 period. The increase in the accounts receivable balance in the 2018 period primarily resulted from an increase in revenue of 15.7% in the 2018 period as compared with the prior period, partially offset by a decrease in days sales outstanding (DSO) of five days to 81 days from 86 days at December 31, 2017. The decrease in the accounts receivable balance in the 2017 period primarily resulted from DSO decreasing 3 days to 82 days at June 30, 2017 from 85 days at December 31, 2016, offset by a decrease in revenue in 2017 as compared with 2016.

Prepaid and other current assets increased $0.5 million and $0.2 million in the 2018 and 2017 periods, respectively, due to payments made in the first quarter of the respective year that are then expensed throughout the year. The cash surrender value of life insurance increased $0.2 million and $0.9 million in the 2018 and 2017 periods, respectively, due to normal valuation increases.

Accrued compensation increased $0.7 million and decreased $0.4 million in the 2018 and 2017 periods, respectively. Accrued compensation changed in each period due to the timing of the U.S. bi-weekly payroll that was paid on June 29, 2018 and June 30, 2017 as compared with December 31, 2017 and 2016. Advance billings on contracts increased $0.1 million and $1.6 million in the 2018 and 2017 periods, respectively, due to the timing of invoices sent to clients under contracts in progress at June 29, 2018 and December 31, 2017.

Investing activities used $12.0 million and $1.1 million of cash in the 2018 and 2017 periods, respectively. Cash paid for the acquisition of Soft Company, net of cash acquired was approximately $13.8 million, which includes the $12.9 million net cash paid in the 2018 first quarter as well as an earn-out payment of approximately $0.9 million, which was paid in the 2018 second quarter based on the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017. The Company used cash for additions to property, equipment, and capitalized software of $1.3 million in the 2018 period and $1.0 million in the 2017 period. The Company has no significant commitments for the purchase of property and equipment at June 29, 2018, and does not expect the amount to be spent proportionately in the remaining six months of 2018 on additions to property, equipment and capitalized software to significantly vary from the amount proportionately spent in the first half of 2018. The Company received approximately $1.8 million of proceeds from the sale of its corporate administrative building in the first quarter of 2018. As the carrying value of the building was $1.6 million, the Company recorded a gain of less than $0.1 million after applicable fees. In addition, the Company received approximately $1.1 million of proceeds from a life insurance policy on a former executive in the 2018 first quarter. Net cash received from the Company's deferred compensation plans was approximately $0.2 million in the 2018 period as compared with net payments of less than $0.1 million in the 2017 period.

Financing activities provided $17.6 million of cash in the 2018 period and used $4.5 million in the 2017 period. Cash repaid (borrowed) under the Company’s revolving line of credit to fund working capital obligations netted to ($1.9) million in the 2018 period and $1.7 million in the 2017 period. The Company recorded $1.8 million in the 2018 period and $0.7 million in the 2017 period from the proceeds from stock option exercises. The Company borrowed approximately $28.4 million against the cash surrender value of its life insurance policies, primarily to return capital to shareholders through the “Dutch Auction” tender offer, fund the acquisition of Soft Company, and for general working capital purposes. Payments made to taxing authorities that represent the value of shares withheld for taxes in employee equity-based compensation transactions totaled $0.3 million in both the 2018 and 2017 periods. Cash overdrafts relate to the amount of outstanding checks at a point in time, and netted to $0.6 million and less than $0.1 million in the 2018 and 2017 periods, respectively. The Company also used approximately $13.8 million to purchase 1,573,000 shares for treasury under its buyback program in the 2018 period, including 1,530,990 shares purchased under the “Dutch Auction” tender offer in the 2018 second quarter. The Company also used approximately $3.3 million to purchase 640,000 shares for treasury under its buyback program in the 2017 period. As of June 29, 2018, $8.9 million was available under the Company's authorization to purchase shares in future periods.

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

At June 29, 2018 and December 31, 2017, there was $6.3 million and $4.4 million outstanding under the revolving credit agreement. The Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. The maximum amounts outstanding under its credit agreements in the 2018 and 2017 second quarters was $10.4 million and $5.7 million, respectively, while borrowings during those quarters averaged $3.5 million and $2.1 million, respectively, and carried weighted average interest rates of 3.3% and 2.9%, respectively.

Under the new agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at June 29, 2018, included a fixed charge coverage ratio, which must be less than 1.10 to 1.00, consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) must be no less than $5.0 million for the trailing twelve months, and capital expenditures for property, plant, equipment, and capitalized software must be no more than $5.0 million in any annual period. The fixed charge coverage ratio is only tested if availability on a measurement date is less than $5.625 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves. Total availability as of June 29, 2018 was approximately $31.1 million. The Company was in compliance with these covenants at June 29, 2018 as EBITDA was $7.7 million and capital expenditures for property, equipment and capitalized software were $1.3 million in 2018 year-to-date period. The Company was also in compliance with its covenants at June 30, 2017.

Of the total cash and cash equivalents reported on the consolidated balance sheet at June 29, 2018 of $9.7 million, approximately $9.0 million was held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and does not intend to do so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

The Company believes existing internally available funds, cash potentially generated from future operations, and funds available under the Company's revolving line of credit (subject to collateral limits) totaling $31.1 million will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, pay a dividend (if any are declared), fund acquisitions, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2018 or 2017 year-to-date periods other than guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $0.9 million at June 29, 2018.

Contractual Obligations

The Company did not enter into any significant contractual obligations during the quarter ended June 29, 2018.

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

The Company recorded a net positive adjustment to beginning retained earnings of less than $0.1 million and a corresponding amount to unbilled receivables as of January 1, 2018 due to the cumulative impact of adopting Topic 606, primarily related to a change in the identification of performance obligations on certain projects. In addition, the Company evaluated its principal and agent conclusions when more than one party is involved in providing goods or service to a customer. The Company recorded approximately $1.3 million, or 1.4% of our 2018 second quarter consolidated revenue and approximately $2.9 million, or 1.6% of our 2018 year-to-date revenue on a gross basis, which would have been recorded on a net basis under our historic accounting under Topic 605. The Company reported $92.7 million and $175.4 million of revenue in the 2018 second quarter and 2018 year-to-date period, respectively, under Topic 606 and the Company would have reported approximately $91.4 million and $172.5 million of revenue under Topic 605.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715),” which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. The Company has adopted this standard and has applied it retrospectively in the 2018 first quarter. Upon adoption, the Company reduced selling, general, and administrative expenses by approximately $0.1 million and $0.2 million and increased interest and other expense by a corresponding amount for the 2017 second quarter and 2017 year-to-date period, respectively.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations.

Revenue in the Company’s European operations in the 2018 second quarter and year-to-date period as compared with the corresponding 2017 period significantly increased primarily due to an increase in IT solutions and staffing work across a number of the Company’s vertical markets and the integration of Soft Company, which was acquired on February 15, 2018. The revenue increase in Europe in the countries in which the Company operates (Belgium, Luxembourg, United Kingdom, and France) in the 2018 second quarter was impacted in part by the relative weakness of the U.S. dollar as compared with the currencies of Belgium, Luxembourg, United Kingdom, and France. In Belgium, Luxembourg, and France, where a significant portion of the Company’s revenue from its European operations is generated, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2018 second quarter as compared with the 2017 second quarter, the average value of the Euro increased 8.4% while the average value of the British Pound increased 6.4%. If there had been no change in these exchange rates from the 2017 second quarter to the 2018 second quarter, total European revenue would have been approximately $2.4 million lower, or $29.7 million as compared with the $32.1 million reported and operating income would have been approximately $0.1 million lower, or $1.4 million as compared with the $1.5 million reported. In the 2018 year-to-date period as compared with the corresponding 2017 period, the average value of the Euro increased 11.8% while the average value of the British Pound increased 9.3%. If there had been no change in these exchange rates from the first two quarters of 2017 to the corresponding 2018 period, total European revenue would have been approximately $6.3 million lower, or $54.9 million as compared with the $61.2 million reported and operating income would have been approximately $0.4 million lower, or $3.0 million as compared with the $3.4 million reported.

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

Changes in Internal Control Over Financial Reporting

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on June 29, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company's risk factors from those previously disclosed in the Company's Form 10-K for the period ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the 2016 fourth quarter, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of stock over the subsequent two-year period. The Company’s Board of Directors approved a $10.0 million addition in the 2017 fourth quarter and a $10.0 million addition in the 2018 first quarter to the stock repurchase program to bring the authorization to $30.0 million in total. This share repurchase authorization replaced the Company’s previous share repurchase program. On February 15, 2018, the Company announced its intent to commence in the future a modified “Dutch auction” tender offer to repurchase up to 10% of its outstanding shares of common stock. On April 20, 2018, the Company accepted for payment an aggregate of 1,530,990 shares of its common stock at a purchase price of $8.85 per share, for an aggregate cost of approximately $13.5 million, excluding fees and expenses related to the tender offer. The information below does not include shares withheld by or surrendered to the Company either to satisfy the exercise cost for the cashless exercise of employee stock options, or to satisfy tax withholding obligations associated with equity awards as the number of shares is minor.

Period	Total Number of Shares Purchased	Average Price Paid Per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased under the Plan or Program
March 31 - April 27	1,530,990	$8.85	1,530,990	$8,982,467
April 28 - May 25	17,400	$6.74	17,400	$8,865,214
May 26 - June 29	—	$—	—	$8,865,214
Total	1,548,390	$8.83	1,548,390

**	Excludes broker commissions

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Reference

31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	##

101.INS	XBRL Instance Document	#

101.SCH	XBRL Taxonomy Extension Schema Document	#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	#

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	#

101.LAB	XBRL Taxonomy Extension Label Linkbase	#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	#

#	Filed herewith
##	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ John M. Laubacker
John M. Laubacker
Title:	Executive Vice President, Chief Financial Officer, and Treasurer

Date: July 27, 2018