Form 10-Q
period 2018-09-28
COMPUTER TASK GROUP INC
filed 2018-10-29
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “an emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	October 26, 2018
Common stock, par value $.01 per share	14,280,517

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Revenue	$90,260	$74,039	$265,640	$226,566
Direct costs	72,898	61,093	214,771	185,734
Selling, general and administrative expenses	16,542	12,562	47,821	38,236
Operating income	820	384	3,048	2,596
Interest and other income	190	18	349	71
Non-taxable life insurance gain	807	—	807	—
Interest and other expense	422	103	977	441
Income before income taxes	1,395	299	3,227	2,226
Provision for income taxes	307	259	785	1,001
Net income	$1,088	$40	$2,442	$1,225
Net income per share:
Basic	$0.08	$ 0.00	$0.17	$0.08
Diluted	$0.08	$ 0.00	$0.17	$0.08
Weighted average shares outstanding:
Basic	13,461	15,013	13,963	15,150
Diluted	14,073	15,316	14,603	15,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net Income	$1,088	$40	$2,442	$1,225

Foreign currency translation adjustment, net of taxes	(160)	671	(1,309)	2,150
Change in pension loss, net of taxes of $9 and $14 in the 2018 and 2017 third quarters, respectively, and $27 and $43 in the first three quarters of 2018 and 2017, respectively	64	(205)	334	(718)
Other comprehensive income (loss)	(96)	466	(975)	1,432

Comprehensive income	$992	$506	$1,467	$2,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	September 28,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$10,487	$11,170
Accounts receivable, net of allowances of $158 and $133 in 2018 and 2017, respectively	81,599	68,920
Prepaid and other current assets	3,921	2,370
Income taxes receivable	1,181	1,068
Total current assets	97,188	83,528
Property, equipment and capitalized software, net	5,763	6,996
Deferred income taxes	4,213	3,861
Acquired intangibles, net	6,228	—
Goodwill	12,268	—
Cash surrender value of life insurance, net	3,186	31,547
Other assets	1,553	1,302
Investments	211	401
Total assets	$130,610	$127,635
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$9,476	$9,425
Accrued compensation	26,075	17,065
Advance billings on contracts	3,535	1,918
Other current liabilities	5,878	4,328
Total current liabilities	44,964	32,736
Long-term debt	3,115	4,435
Deferred compensation benefits	11,324	11,647
Deferred income taxes	2,041	28
Other long-term liabilities	637	165
Total liabilities	62,081	49,011
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in 2018 and 2017	270	270
Capital in excess of par value	115,746	120,247
Retained earnings	87,471	85,029
Less: Treasury stock of 12,720,999 and 11,754,147 shares at cost, in 2018 and 2017, respectively	(120,307)	(113,246)
Accumulated other comprehensive loss	(14,651)	(13,676)
Total shareholders’ equity	68,529	78,624
Total liabilities and shareholders’ equity	$130,610	$127,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Quarters Ended
	September 28, 2018	September 29, 2017
Cash flow from operating activities:
Net income	$2,442	$1,225
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,905	1,152
Equity-based compensation expense	1,694	782
Deferred income taxes	(408)	791
Deferred compensation	(230)	127
Gain on the sale of property and equipment	(109)	—
Non-taxable life insurance gain	(807)	—
Changes in assets and liabilities, excluding the effects of acquisitions:
(Increase) decrease in accounts receivable	(8,605)	7,333
(Increase) in prepaid and other current assets	(1,794)	(275)
(Increase) in income taxes receivable	(334)	(928)
(Increase) decrease in other long-term assets	556	(226)
(Increase) in cash surrender value of life insurance	(57)	(581)
(Decrease) in accounts payable	(2,805)	(1,117)
Increase in accrued compensation	6,988	3,313
Increase in advance billings on contracts	833	923
(Decrease) increase in other current liabilities	872	(796)
(Decrease) increase in other long-term liabilities	(434)	206
Net cash provided by (used in) operating activities	(293)	11,929
Cash flow from investing activities:
Cash paid for acquisitions, net of cash acquired	(13,782)	—
Additions to property and equipment	(1,664)	(406)
Additions to capitalized software	(210)	(942)
Proceeds from the sale of property and equipment	1,724	—
Premiums paid for life insurance	(564)	(632)
Proceeds from life insurance	1,126	—
Deferred compensation plan investments, net	190	(45)
Net cash used in investing activities	(13,180)	(2,025)
Cash flow from financing activities:
Proceeds from long-term debt	105,591	39,955
Payments on long-term debt	(106,911)	(44,680)
Proceeds from stock option plan exercises	1,848	741
Proceeds from life insurance loans	28,246	—
Taxes remitted for shares withheld from equity-based compensation transactions	(287)	(285)
Proceeds from Employee Stock Purchase Plan	56	116
Change in cash overdraft, net	(675)	93
Purchase of stock for treasury	(14,873)	(4,845)
Net cash provided by (used in) financing activities	12,995	(8,905)
Effect of exchange rates on cash and cash equivalents	(205)	1,040
Net increase (decrease) in cash and cash equivalents	(683)	2,039
Cash and cash equivalents at beginning of year	11,170	9,407
Cash and cash equivalents at end of period	$10,487	$11,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statements

The condensed consolidated financial statements included herein reflect, in the opinion of the management of Computer Task Group, Incorporated (“CTG” or “the Company”), all normal recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations, comprehensive income, and cash flows for the periods presented.

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal period where the last day of each of the first three quarters is a Friday. The 2018 third quarter began on June 30, 2018 and ended on September 28, 2018. The 2017 third quarter began on July 1, 2017 and ended September 29, 2017. There were 63 billable days in both the third quarters of 2018 and 2017, and 191 billable days in the 2018 and 2017 year-to-date periods.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. There are no unconsolidated entities, or off-balance sheet arrangements other than certain guarantees supporting office leases and the performance under government contracts in the Company's international locations. All inter-company accounts have been eliminated.

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, the valuation allowance for deferred tax assets, actuarial assumptions including discount rates and expected rates of return on assets, as applicable, for the Company's defined benefit plans, the allowance for doubtful accounts receivable, assumptions underlying stock option valuation, investment valuation, legal matters, other contingencies, and progress toward completion and direct profit or loss on contracts. Management believes that the information and disclosures provided herein are adequate to present fairly the condensed consolidated financial position, results of operations, comprehensive income, and cash flows of the Company. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10‑K filed with the SEC.

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters and three quarters ended September 28, 2018 and September 29, 2017 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
IT solutions	32.0%	29.6%	31.3%	29.8%
IT and other staffing	68.0%	70.4%	68.7%	70.2%
Total	100.0%	100.0%	100.0%	100.0%

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

CTG’s revenue by vertical market as a percentage of total revenue for the quarters and three quarters ended September 28, 2018 and September 29, 2017 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Technology service providers	31.4%	33.2%	32.2%	33.1%
Manufacturing	20.3%	24.3%	19.7%	25.3%
Healthcare	16.9%	16.6%	16.0%	17.0%
Financial services	15.7%	9.5%	15.3%	8.4%
Energy	4.4%	4.9%	4.8%	4.9%
General markets	11.3%	11.5%	12.0%	11.3%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters and three quarters ended September 28, 2018 and September 29, 2017 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Time-and-material	84.6%	85.3%	85.4%	85.5%
Progress billing	10.5%	11.4%	10.1%	11.3%
Percentage-of-completion	4.9%	3.3%	4.5%	3.2%
Total	100.0%	100.0%	100.0%	100.0%

The Company recorded revenue for the quarters and three quarters ended September 28, 2018 and September 29, 2017 as follows:

For the Quarter Ended:	September 28, 2018		September 29, 2017		Year-over-Year Change
	(amounts in thousands)
North America	65.6%	$59,211	73.0%	$54,082	9.5%
Europe	34.4%	31,049	27.0%	19,957	55.6%
Total	100.0%	$90,260	100.0%	$74,039	21.9%

For the Three Quarters Ended:	September 28, 2018		September 29, 2017		Year-over-Year Change
	(amounts in thousands)
North America	65.3%	$173,425	74.4%	$168,561	2.9%
Europe	34.7%	92,215	25.6%	58,005	59.0%
Total	100.0%	$265,640	100.0%	$226,566	17.2%

Significant Judgments

With the exception of cost estimates on certain fixed-price projects, there are no other significant judgments used to determine the timing of satisfaction of performance obligations or determining transaction price and amounts allocated to performance obligations. The Company allocates the transaction price based on standalone selling prices for contracts with customers that include more than one performance obligation. Standalone selling prices are based on the expected cost of the good or service plus margin approach. Certain customers may qualify for discounts and rebates, which we account for as variable consideration. The Company estimates variable consideration and reduces revenue recognized based on the amount it expects to provide to customers.

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

Transaction Price Allocated to Remaining Performance Obligations

As of September 28, 2018, the aggregate transaction price allocated to unsatisfied or partially unsatisfied performance obligations for fixed-price and all progress billing contracts was approximately $16.3 million and $34.7 million, respectively. Approximately $13.6 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2018. Approximately $37.3 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2019 and beyond. The Company uses the right to invoice practical expedient. Therefore, no disclosure is required for unsatisfied performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice for services performed.

Taxes Collected from Customers

In instances where the Company collects taxes from its customers for remittance to governmental authorities, primarily in its international locations, revenue and expenses are not presented on a gross basis in the condensed consolidated financial statements as such taxes are recorded in the Company's accounts on a net basis.

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At September 28, 2018 and December 31, 2017, the carrying amounts of the Company’s cash of $10.5 million and $11.2  million, respectively, approximated fair value.

The Company is also allowed to elect an irrevocable option to measure, on a contract-by-contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this accounting standard for any specific contracts during the quarters ended September 28, 2018 or September 29, 2017.

As described in Note 3 of the condensed consolidated financial statements, the Company acquired 100% of the equity of Soft Company in the 2018 first quarter. Level 3 inputs were used to estimate the estimated fair values of the assets acquired and liabilities assumed. The valuation techniques used to assign fair values to intangible assets included the relief-from-royalty method and excess earnings method. In addition, the Company has a contingent consideration liability related to the earn-out provision of which a portion will be payable in each period subject to the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017, 2018, and 2019. There is no payout if the achievement on either target is below a certain target threshold. The fair value of this contingent consideration is determined using level 3 inputs. The fair value assigned to the contingent consideration liability is determined using real options method, which requires inputs such as revenue forecasts, EBIT forecasts, discount rate, and other market variables to assess the probability of Soft Company achieving the revenue and EBIT targets. The fair value as of the February 15, 2018 acquisition date was determined to be $2.0 million. In the 2018 second quarter, the Company paid approximately $0.9 million relating to the earn-out based on the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017. The fair value of the remaining contingent consideration liability was determined to be approximately $1.4 million as of September 28, 2018. As such, the Company recorded $0.5 million of selling, general and administrative expense during the 2018 third quarter. Approximately $0.9 million and $0.5 million of the remaining contingent consideration liability is recorded in “other current liabilities” and “other long-term liabilities”, respectively, on the September 28, 2018, condensed consolidated balance sheet.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies on 18 individuals, whose average age is 75 years old. Those policies have generated cash surrender value. The Company borrowed $0.0 million and $28.8 million against the cash surrender value of these life insurance policies during the 2018 third quarter and year-to-date period, respectively. At September 28, 2018, these insurance policies had gross cash surrender values of $27.9 million outstanding loans and interest totaling $24.7 million, and a net cash surrender value of $3.2 million. At December 31, 2017, these insurance policies, with no outstanding loans, had a cash surrender value of $31.5 million. The net cash surrender values are included on the condensed consolidated balance sheet in “Cash surrender value of life insurance” under non-current assets.

At September 28, 2018 and December 31, 2017, the total death benefit for the remaining policies was approximately $37.5 million and $42.2 million, respectively. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $11.6 million after the payment of obligations, and, under current tax regulations, record a non-taxable gain of approximately $9.3 million.

During the quarter ended September 28, 2018, one of the participants in the plan passed away. The Company recorded a non-taxable life insurance gain of $0.8 million, and expects to receive approximately $1.0 million in the 2018 fourth quarter. Additionally, the Company settled approximately $3.5 million of outstanding loans and interest upon his death.

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

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at September 28, 2018 and December 31, 2017 are summarized as follows:

(amounts in thousands)	September 28, 2018	December 31, 2017
Property, equipment and capitalized software	$18,406	$23,009
Accumulated depreciation and amortization	(12,643)	(16,013)
Property, equipment and capitalized software, net	$5,763	$6,996

The Company recorded less than $0.2 million of capitalized software costs during the quarter and three quarters ended September 28, 2018, and $0.1 million and $0.9 million of capitalized software costs during the quarter and three quarters ended September 29, 2017, respectively. The decrease in the 2018 year-to-date period as compared with 2017 is due to the completed rollout of software licenses, which the Company implemented in the first half of 2017. As of those dates, the Company had capitalized a total of $2.2 million and $1.9 million, respectively, for software projects developed for commercial use. Amortization periods range from three to five years, and are evaluated periodically for propriety. Amortization expense totaled approximately $0.1 million and $0.4 million in the quarter and three quarters ended September 28, 2018, and approximately $0.1 million and $0.2 million in the quarter and three quarters ended September 29, 2017, respectively. Accumulated amortization for these projects totaled $1.0 million and $0.4 million as of September 28, 2018 and September 29, 2017, respectively.

The Company sold its corporate administrative building in February 2018 for $1.8 million, and as the book value was $1.6 million, recorded a gain on the sale of less than $0.1 million after applicable fees. The gain was recorded in interest and other income in the condensed consolidated statement of income.

Guarantees

The Company has a number of guarantees in place in its international locations that support office leases and performance under government contracts. At September 28, 2018 and December 31, 2017, these guarantees totaled approximately $0.9 million and $1.1 million, respectively, and generally have expiration dates ranging from October 2018 through December 2019.

Goodwill

The goodwill recorded on the Company's condensed consolidated balance sheet at September 28, 2018 relates to the acquisition of Soft Company in the 2018 first quarter. In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment exist in interim periods.

The changes in the carrying amount of goodwill for the three quarters ended September 28, 2018 are as follows:

(amounts in thousands)
Balance at December 31, 2017	$—
Acquired goodwill	13,182
Foreign currency translation	(914)
Balance at September 28, 2018	$12,268

Acquired Intangible Assets

Acquired intangible assets at September 28, 2018 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	2 years	$697	$218	$479
Customer relationships	13 years	6,039	290	5,749
Total		$6,736	$508	$6,228

Estimated amortization expense for the remainder of fiscal 2018 and the five succeeding fiscal years and thereafter is as follows (amounts in thousands):

Year	Annual Amortization
2018	$203
2019	813
2020	508
2021	465
2022	465
2023	465
Thereafter	3,309
Total	$6,228

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

The Company recorded a net positive adjustment to beginning retained earnings of less than $0.1 million and a corresponding amount to unbilled receivables as of January 1, 2018 due to the cumulative impact of adopting Topic 606, primarily related to a change in the identification of performance obligations on certain projects. In addition, the Company evaluated its principal and agent conclusions when more than one party is involved in providing goods or service to a customer. The Company recorded approximately $0.9 million, or 1.0% of our 2018 third quarter consolidated revenue and approximately $3.8 million, or 1.4% of our 2018 year-to-date revenue on a gross basis, which would have been recorded on a net basis under our historic accounting under Topic 605. The Company reported $90.3 million and $265.6 million of revenue in the 2018 third quarter and 2018 year-to-date period, respectively, under Topic 606 and the Company would have reported approximately $89.4 million and $261.8 million of revenue under Topic 605.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715),” which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. The Company has adopted this standard and has applied it retrospectively in the 2018 first quarter. Upon adoption, the Company increased direct costs by approximately $0.1 and reduced selling, general, and administrative expenses and interest and other expenses by less than $0.1 million and $0.1 million, respectively, for the 2017 third quarter and increased direct costs by approximately $0.1 million and reduced selling, general, and administrative expenses and interest and other expenses by approximately $0.2 million and $0.1 million, respectively, for the 2017 year-to-date period.

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

The Company has a contingent consideration liability related to an earn-out provision of which a portion will be payable in each period subject to the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017, 2018, and 2019. There is no payout if the achievement on either target is below a certain target threshold. The fair value as of the February 15, 2018 acquisition date was determined to be $2.0 million. In the 2018 second quarter, the Company paid approximately $0.9 million relating to the earn-out based on the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017. The fair value of the remaining contingent consideration liability was determined to be approximately $1.4 million as of September 28, 2018. As such, the Company recorded $0.5 million of selling, general and administrative expense during the 2018 third quarter. Approximately $0.9 million and $0.5 million of the remaining contingent consideration liability is recorded in “other current liabilities” and “other long-term liabilities”, respectively, on the September 28, 2018, condensed consolidated balance sheet.

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

The following tables summarizes the preliminary allocation of the aggregate purchase consideration to the estimated fair value of the assets acquired and liabilities assumed as of February 15, 2018:

(amounts in thousands)
Assets Acquired:
Cash	$4,059
Accounts receivable	5,551
Prepaids & other	243
Property & equipment, net	53
Acquired intangibles	7,238
Goodwill	13,182
Total assets acquired	$30,326

Liabilities Assumed:
Accounts payable	$4,085
Accrued compensation	2,669
Other short-term liabilities	2,006
Deferred income taxes	2,289
Other long-term liabilities	370
Total liabilities assumed	$11,419
Net assets acquired	$18,907

The purchase consideration for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill, which is not deductible for income tax purposes. The goodwill balance of $13.2 million reflects a decrease of approximately $0.1 million from which was recorded at June 29, 2018. The decrease is due to an adjustment to the amount of consideration allocated to deferred tax assets and liabilities.

The intangible assets acquired in this acquisition consisted of the following:

(amounts in thousands)	Fair Value	Estimated Economic Life
Trademarks	$749	2 years
Customer relationships	6,489	13 years
Fair value of purchase consideration	$7,238

The results of operations of Soft Company have been included in the Company’s consolidated financial results since the date of acquisition. As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included in this quarterly report on Form 10-Q. The Company incurred acquisition-related legal and consulting fees, adjustments to the fair value of the earn-out liability, and amortization of intangible assets of approximately $0.7 million and $1.6 million in the 2018 third quarter and year-to-date periods, respectively, which were recorded as a component of selling, general, and administrative expenses in the condensed consolidated statement of income. As of the date of filing this quarterly report on Form 10-Q, the preliminary purchase accounting has not been finalized as the Company continues to work with its valuation specialist to determine the fair value of acquired assets and liabilities, including identified intangible assets.

4.	Net Income Per Share

Basic and diluted earnings per share (EPS) for the quarters and three quarters ended September 28, 2018 and September 29, 2017 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands, except per-share data)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Weighted-average number of shares outstanding during period	13,461	15,013	13,963	15,150
Common stock equivalents from incremental shares under equity-based compensation plans	612	303	640	258
Number of shares on which diluted earnings per share is based	14,073	15,316	14,603	15,408
Net income	$1,088	$40	$2,442	$1,225
Net income per share
Basic	$0.08	$ 0.00	$0.17	$0.08
Diluted	$0.08	$ 0.00	$0.17	$0.08

Weighted-average shares represent the average number of issued shares less treasury shares and for the basic EPS calculations, unvested restricted stock.

Certain options representing 0.7 million and 1.0 million shares of common stock were outstanding at September 28, 2018 and September 29, 2017, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

5.	Investments

The Company’s investments consist of mutual funds, which are part of the Computer Task Group, Incorporated Non-qualified Key Employee Deferred Compensation Plan. At September 28, 2018 and December 31, 2017, the Company’s investment balances, which are classified as equity securities, totaled approximately $0.2 million and $0.4 million, respectively, and are measured at fair value. As there is an active trading market for these funds, fair value was determined using Level 1 inputs (see note 2 for “Fair Value”). Unrealized gains and losses on these securities are recorded in earnings and were nominal in both the 2018 and 2017 third quarter and year-to-date periods.

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

The new agreement expires in December 2020, and has interest rates ranging from 150 to 200 basis points over LIBOR or the greater of (i) the prime rate, (ii) the federal fund effective rate plus 50 basis points, and (iii) adjusted LIBOR plus 100 basis points plus a spread ranging from 50 to 100 basis points based on the amounts outstanding under the Credit and Security Agreement. The Company can borrow under the agreement with either rate at its discretion.  At September 28, 2018 and December 31, 2017, there was $3.1 million and $4.4 million outstanding under the respective revolving credit agreements. The Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

The maximum amounts outstanding under the credit agreement in the 2018 and 2017 third quarters was $7.9 million and $4.2 million, respectively, while borrowings during those quarters averaged $4.0 million and $2.3 million, respectively, and carried weighted average interest rates of 3.4% and 2.9%, respectively.

Under the new agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at September 28, 2018, included a fixed charge coverage ratio, which must be less than 1.10 to 1.00, consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) must be no less than $5.0 million for the trailing twelve months, and capital expenditures for property, plant, equipment, and capitalized software must be no more than $5.0 million in any annual period. The fixed charge coverage ratio is only tested if availability on a measurement date is less than $5.625 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves. Total availability as of September 28, 2018 was approximately $33.0 million. The Company was in compliance with these covenants at September 28, 2018 as EBITDA was $9.5 million and capital expenditures for property, equipment and capitalized software were $1.9 million in the 2018 year-to-date period. The Company was also in compliance with its covenants at September 29, 2017.

7.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at September 28, 2018 and December 31, 2017 are as follows:

(amounts in thousands)	September 28, 2018	December 31, 2017
Foreign currency, net of tax of $175 in 2018, and $0 in 2017	$(7,272)	$(5,963)
Pension loss, net of tax of $500 in 2018, and $527 in 2017	(7,379)	(7,713)
Accumulated other comprehensive loss	$(14,651)	$(13,676)

During the 2018 and 2017 third quarters and first three quarters, actuarial losses were amortized to expense as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Amortization of actuarial losses	$67	$87	$210	$246
Income tax	(9)	(14)	(27)	(43)
Net of tax	$58	$73	$183	$203

The amortization of both prior service cost and actuarial losses are included in determining net periodic pension cost. See note 9, "Deferred Compensation and Other Benefits" for additional information.

8.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2018 third quarter and year-to-date ETR was 22.0% and 24.3%, respectively, and 2017 third quarter ETR was 86.6% and the 2017 year-to-date ETR was 45.0%.

The ETR was lower in the 2018 third quarter and year-to-date periods primarily due to a non-taxable life insurance gain, the Tax Cuts and Jobs act which reduced the US federal corporate tax rate to 21%, and tax benefits for the Work Opportunity Tax Credit (WOTC) and Credit for Increasing Research Activities (R&D).

The ETR was higher in the 2017 third quarter and year-to-date primarily due lower pre-tax income and the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which required the company to record approximately $0.2 million in the 2017 third quarter, and $0.3 million in the 2017 year-to-date period of additional tax expense for shortfalls in the quarter that would previously have been recorded to capital in excess of par value on the Company’s condensed consolidated balance sheet. This additional tax expense was partially offset by tax benefits for the Work Opportunity Tax Credit (WOTC) and Credit for Increasing Research Activities (R&D).

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

As a result, the Company has recorded the following provisional amounts in the financial statements at September 28, 2018, which will be revised, if necessary, as the computations become finalized during the measurement period.

A.

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

B.

The Company has not yet made a policy election with respect to its treatment of potential global intangible low-taxed income (GILTI). Companies can either account for taxes on GILTI as incurred or recognize deferred taxes when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal. At September 28, 2018 the Company is still in the process of analyzing the provisions of the Act associated with GILTI and the expected impact of GILTI on the Company in the future.

As of September 28, 2018, the Company has completed its accounting for the following provision of the Tax Act:

A.

Foreign tax effects: The one-time transition tax is based on the Company's total post-1986 earnings and profits (E&P) that were previously deferred from U.S. income taxes. The Company recorded a provisional amount of zero as of December 31, 2017, based on the Company’s estimation that accumulated post-1986 earnings of the Company’s foreign subsidiaries is less than zero. As of September 28, 2018, the Company has completed its analysis of the accumulated post-1986 earnings of the Company’s foreign subsidiaries, and has confirmed that the aggregate amount of such earnings is less than zero.  Accordingly, the Company has determined that the final amount of the transition tax liability is zero.  Since there is no change from the provisional amount, there are no measurement period adjustments recorded with respect to this item.

The Company has not recorded a U.S. deferred tax liability for the excess book basis over the tax basis of its investments in foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations.

In January 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from accumulated other comprehensive income (AOCI), which gives entities the option to reclassify to retained earnings the tax effects resulting from the Act related to items in AOCI that the FASB refers to as having been stranded in AOCI. The Company must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit the company the option to reclassify to retained earnings the tax effects resulting from the Act that are stranded in AOCI. The Company is currently evaluating how to apply the new guidance and has not determined whether it will elect to reclassify stranded amounts. The adoption of ASU 2018-02 is not expected to have a material effect on its consolidated financial statements.

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

Net periodic pension cost for the quarters and three quarters ended September 28, 2018 and September 29, 2017 for the plan was as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Service cost	$88	$65	$263	$128
Interest cost	$146	$136	$443	$368
Expected return on asset	$(159)	$(147)	$(485)	$(359)
Amortization of actuarial loss	72	$81	218	242
Net periodic pension cost	$147	$135	$439	$379

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see note 2 for “Life Insurance Policies”). The Company does not anticipate making contributions to the plan other than for benefit payments as required in 2018 and future years. In the 2018 third quarter and year-to-date periods, the Company made benefit payments totaling approximately $0.2 million and $0.5 million, respectively, and expects to make payments in 2018 totaling approximately $0.7 million.

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

The BDBP is considered fully funded. The Company made contributions of $0.1 million and $0.3 million in the 2018 third quarter and year-to-date period, respectively and made contributions of $0.1 million and $0.3 million in the 2017 third quarter and year-to-date period, respectively. The Company made benefit payments totaling less than $0.1 million in both the 2018 and 2017 second quarters and expects to make payments in 2018 of $0.1 million.

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

The change in the fair value of plan assets for the three quarters ended September 28, 2018 and September 29, 2017 was as follows:

	For the Three Quarters Ended
(amounts in thousands)	September 28, 2018	September 29, 2017
Fair value of plan assets at beginning of period	$17,689	$15,378
Return on plan assets	478	442
Contributions	898	829
Benefits paid	(665)	(625)
Effect of exchange rate changes	(556)	1,918
Fair value of plan assets at end of quarter	$17,844	$17,942

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. Cash contributions made to this plan in the 2018 first quarter for amounts earned in 2017 totaled $0.0 million, while contributions to the plan in the 2017 first quarter for amounts earned in 2016 totaled $0.1 million. The investments in the plan are included in the total assets of the Company, and are discussed in note 5, “Investments.” Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were no stock units purchased in the 2018 or 2017 first, second or third quarters.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. Contributions in both the 2018 third quarter and year-to-date periods were $0.0 million. Previously, at the time the contributions were made, the non-employee directors elected to purchase stock units from the Company at current market prices using their available investment balance within the plan. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in return for funds received, the Company released shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

10.	Equity-based Compensation

During the 2018 second quarter and first quarter, the Company granted restricted stock totaling 214,054 shares and 261,496 shares, respectively, which were funded out of treasury stock. During the 2017 second and first quarter, the Company granted 316,165 shares and 7,500 shares, respectively, which were funded out of treasury stock. There were no restricted stock grants issued during the 2018 third quarter.

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

For these performance grants, the price on the date of grant was $8.18 per share, the expected volatility was 34.5%, the expected dividend yield is zero, and the risk-free rate of return was 2.47%. Given these assumptions, the tranche of the grants that will vest with a 50% increase in the stock price have a value using a binomial model of $2.30 per share, and a derived service period of 1.26 years.  For the tranche of the grants that will vest with a 100% increase in the stock price, the value of the shares is $1.30 per share and have a derived service period of 1.85 years.  The Company is expensing these grants over the derived service period as noted for each tranche of a grant. There were no additional performance awards granted in the 2018 third quarter.

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

The Company granted 13,100 stock options during the 2018 first quarter on February 20, 2018.  The options have a fair value of $1.91 per share using a Black-Scholes valuation model.  The assumptions used to calculate that fair value include the price on date of grant of $6.45, an expected life of 3.7 years, expected volatility of 34.9%, an expected dividend yield of zero, and a risk free rate of 2.4%. The options vest ratably over three years, and are being expensed over that period. The options were granted from the 2010 Equity Award Plan. There were no additional stock options issued during the 2018 third quarter.

The Company also granted performance share units to one executive during the 2018 first quarter. The performance share units vest over three years and will convert to shares upon vesting. The total number of shares granted to the recipient will be determined based upon the Company’s achievement of certain revenue targets. The performance share units have a fair value of less than $0.1 million and are being expensed ratably over the three-year vesting period. There were no additional performance share units issued during the 2018 third quarter.

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

The Company purchased a total of approximately 178,000 shares for treasury during the 2018 third quarter, and approximately 1,751,000 shares for treasury during the 2018 year-to-date period, including the share repurchased in the tender offer. At September 28, 2018, the Company had approximately $7.8 million left in its current stock repurchase authorization. During the 2018 third quarter and year-to-date periods, the Company issued 5,000 shares and 884,000, respectively, out of treasury stock primarily to fulfill the share requirements from purchases of stock in the Non-Employee Director Deferred Compensation Plan, stock option exercises, and restricted stock grants.

The Company purchased 276,000 shares for treasury during the 2017 third quarter, and 916,000 shares for treasury during the 2017 year-to-date period. At September 29, 2017, the Company had approximately $4.0 million left in its stock repurchase authorization. During the 2017 third quarter and year-to-date periods, the Company issued 31,000 shares and 644,000 shares, respectively, out of treasury stock primarily to fulfill the share requirements from purchase of stock in the Non-Employee Director Deferred Compensation Plan, stock option exercises, and restricted stock grants.

12.	Significant Customers

In the 2018 third quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $19.8 million or 22.0% of consolidated revenue compared with $18.6 million or 25.1% of consolidated revenue in the comparable 2017 period. In the 2018 year-to-date period, IBM accounted for $60.6 million or 22.8% of consolidated revenue compared with $57.9 million or 25.5% of consolidated revenue in the comparable 2017 period. During the 2017 third quarter, the National Technical Services Agreement with IBM was extended for two years and now expires on December 31, 2019. The Company’s accounts receivable from IBM at September 28, 2018 and December 31, 2017 totaled $24.4 million and $21.5 million, respectively.

In the 2018 third quarter, SDI International (SDI) was the Company’s second largest customer and accounted for $7.1 million or 7.9% of consolidated revenue compared with $8.4 million or 11.3% of consolidated revenue in the comparable 2017 period. In the 2018 year-to-date period, SDI accounted for $20.6 million or 7.8% of consolidated revenue compared with $27.2 million or 12.0% of consolidated revenue in the comparable 2017 period. SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI is for employees working at Lenovo. The Company’s accounts receivable from SDI at September 28, 2018 and December 31, 2017 totaled $4.6 million and $4.7 million, respectively.

No other customer accounted for 10% or more of the Company's revenue during the 2018 or 2017 third quarter or year-to-date periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Three Quarters Ended September 28, 2018

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters and three quarters ended September 28, 2018 and September 29, 2017 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
IT solutions	32.0%	29.6%	31.3%	29.8%
IT and other staffing	68.0%	70.4%	68.7%	70.2%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarters and three quarters ended September 28, 2018 and September 29, 2017 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Technology service providers	31.4%	33.2%	32.2%	33.1%
Manufacturing	20.3%	24.3%	19.7%	25.3%
Healthcare	16.9%	16.6%	16.0%	17.0%
Financial services	15.7%	9.5%	15.3%	8.4%
Energy	4.4%	4.9%	4.8%	4.9%
General markets	11.3%	11.5%	12.0%	11.3%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters and three quarters ended September 28, 2018 and September 29, 2017 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Time-and-material	84.6%	85.3%	85.4%	85.5%
Progress billing	10.5%	11.4%	10.1%	11.3%
Percentage-of-completion	4.9%	3.3%	4.5%	3.2%
Total	100.0%	100.0%	100.0%	100.0%

Results of Operations

On October 29, 2018, the Company filed this Form 10-Q with the SEC for the quarterly period ended September 28, 2018. Previously, the Company had reported its condensed consolidated statement of income, balance sheet, and statement of cash flows for the quarterly period ended September 28, 2018 with a financial press release dated October 18, 2018, filed with the SEC under Form 8-K. Subsequent to the financial press release and prior to the filing of this Form 10-Q, the Company recorded additional tax expense of approximately $0.1 million for the 2018 third quarter. The additional tax expense resulted in a $0.01 decrease in basic earnings per share for both the quarter and three quarters ended September 28, 2018 and had no impact on diluted earnings per share for the quarter and three quarters ended September 28, 2018. In addition, the Company revised the presentation of proceeds received from life insurance loans in the condensed consolidated statement of cash flows for the three quarters ended September 28, 2018. The Company presented $3.7 million of net cash provided by operating activities and $9.0 million of net cash provided by financing activities in the financial press release. The Company presented $0.3 million of net cash used in operating activities and $13.0 million of net cash provided by financing activities in this Form 10-Q. There were no other significant changes to the Company’s condensed consolidated statement of income, balance sheet or statement of cash flows that had previously been included in the financial press release dated October 18, 2018.

The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	September 28, 2018		September 29, 2017
	(amounts in thousands)
Revenue	100.0%	$90,260	100.0%	$74,039
Direct costs	80.8%	72,898	82.4%	61,010
Selling, general and administrative expenses	18.3%	16,542	17.0%	12,619
Operating income	0.9%	820	0.6%	410
Interest and other income (expense), net	0.6%	575	(0.2)%	(111)
Income before income taxes	1.5%	1,395	0.4%	299
Provision for income taxes	0.3%	307	0.3%	259
Net income	1.2%	$1,088	0.1%	$40

For the Three Quarters Ended:	September 28, 2018		September 29, 2017
	(amounts in thousands)
Revenue	100.0%	$265,640	100.0%	$226,566
Direct costs	80.9%	214,771	81.9%	185,651
Selling, general and administrative expenses	18.0%	47,821	17.0%	38,482
Operating income	1.1%	3,048	1.1%	2,433
Interest and other income (expense), net	0.1%	179	(0.1)%	(207)
Income before income taxes	1.2%	3,227	1.0%	2,226
Provision for income taxes	0.3%	785	0.4%	1,001
Net income	0.9%	$2,442	0.6%	$1,225

The Company recorded revenue in the 2018 and 2017 periods as follows:

For the Quarter Ended:	September 28, 2018		September 29, 2017		Year-over-Year Change
	(amounts in thousands)
North America	65.6%	$59,211	73.0%	$54,082	9.5%
Europe	34.4%	31,049	27.0%	19,957	55.6%
Total	100.0%	$90,260	100.0%	$74,039	21.9%

For the Three Quarters Ended:	September 28, 2018		September 29, 2017		Year-over-Year Change
	(amounts in thousands)
North America	65.3%	$173,425	74.4%	$168,561	2.9%
Europe	34.7%	92,215	25.6%	58,005	59.0%
Total	100.0%	$265,640	100.0%	$226,566	17.2%

There were 63 billable days in both the 2018 and 2017 third quarters. Reimbursable expenses billed to customers and included in revenue totaled $0.8 million in both the 2018 and 2017 third quarters.

There were 191 billable days in both the 2018 and 2017 year-to-date periods. Reimbursable expenses billed to customers and included in revenue totaled $2.5 million in both the 2018 and 2017 year-to-date periods.

The revenue increase in North America in the 2018 third quarter as compared with the corresponding 2017 period was primarily due to an increase in demand for both the IT staffing and solutions businesses, primarily in the Company’s technology services provider and healthcare vertical markets.

On a consolidated basis, IT solutions revenue increased $7.1 million or 32.3% in the 2018 third quarter, and $15.7 million or 23.3% in the 2018 year-to-date period as compared with the corresponding 2017 periods. The increase is primarily due to an increase in IT solutions services in Europe and the addition of Soft Company, which was acquired on February 15, 2018. Soft Company primarily specializes in providing IT services to finance, insurance, telecom, and media services companies. The increase was also due in part to the additional IT solutions revenue from the Company’s healthcare vertical market in North America.

On a consolidated basis, IT and other staffing revenue increased $9.2 million or 17.6% in the 2018 third quarter, and $23.4 million or 14.7% in the 2018 year-to-date period as compared with the corresponding 2017 periods. The IT staffing increase was primarily due to the addition of Soft Company in the 2018 first quarter, growth in IT staffing in North America, and in part due to a change in accounting related to the new revenue recognition standard which requires revenue we previously recorded on a net basis to now be recorded on a gross basis for billable subcontractors. The Company recorded approximately $0.9 million, or 1.0% of our 2018 third quarter consolidated revenue and $3.8 million, or 1.4% of our 2018 year-to-date consolidated revenue on a gross basis during the third quarter of 2018, which would have been recorded on a net basis under our historic accounting under Topic 605. This accounting change solely related to the IT and other staffing services.

Following the acquisition of Soft Company, which relies heavily on billable subcontractors, we have revised how we define and calculate headcount in order to report all billable consultants, including both employees and subcontractors. Based on this new approach, CTG’s headcount at September 28, 2018 was approximately 4,150, which was a 20.3% increase from approximately 3,450 employees at September 29, 2017, and a 22.1% increase from approximately 3,400 employees at December 31, 2017.

Revenue in the Company’s international locations in the 2018 third quarter and year-to-date periods as compared with the corresponding 2017 periods increased primarily due to a significant increase in IT solutions and IT staffing demand across a number of the Company’s vertical markets and the addition of Soft Company, which was acquired on February 15, 2018.

The revenue increase in Europe where the Company operates (Belgium, Luxembourg, United Kingdom, and France) in the 2018 third quarter was impacted in part by the relative weakness of the U.S. dollar as compared with the currencies of Belgium, Luxembourg, United Kingdom, and France. In Belgium, Luxembourg, and France, where a significant portion of the Company’s revenue from its international locations is generated, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2018 third quarter as compared with the 2017 third quarter, the average value of the Euro decreased 0.9% while the average value of the British Pound decreased 0.5%. If there had been no change in these exchange rates from the 2017 third quarter to the 2018 third quarter, total European revenue would have been approximately $0.3 million higher, or $31.3 million as compared with the $31.0 million reported and operating income would have been approximately $0.8 million, which is consistent with the amount reported. In the 2018 year-to-date period as compared with the corresponding 2017 period, the average value of the Euro increased 7.2% while the average value of the British Pound increased 5.9%. If there had been no change in these exchange rates from the first three quarters of 2017 to the corresponding 2018 period, total European revenue would have been approximately $6.0 million lower, or $86.2 million as compared with the $92.2 million reported and operating income would have been approximately $0.3 million lower, or $3.9 million as compared with the $4.2 million reported.

The Company continues to assess the potential impact, if any, that the United Kingdom’s proposed exit from the European Union will have on the Company’s operations. As the total revenue generated by our British subsidiary is immaterial as compared with the Company’s total consolidated revenue, we do not expect the impact of the pending exit to have a material impact on the Company’s operations.

In the 2018 third quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $19.8 million or 22.0% of consolidated revenue compared with $18.6 million or 25.1% of consolidated revenue in the comparable 2017 period. In the 2018 year-to-date period, IBM accounted for $60.6 million or 22.8% of consolidated revenue compared with $57.9 million or 25.5% of consolidated revenue in the comparable 2017 period. During the 2017 third quarter, the National Technical Services Agreement with IBM was extended for two years and now expires on December 31, 2019. The Company’s accounts receivable from IBM at September 28, 2018 and December 31, 2017 totaled $24.4 million and $21.5 million, respectively.

In the 2018 third quarter, SDI International (SDI) was the Company’s second largest customer and accounted for $7.1 million or 7.9% of consolidated revenue compared with $8.4 million or 11.3% of consolidated revenue in the comparable 2017 period.  In the 2018 year-to-date period, SDI accounted for $20.6 million or 7.8% of consolidated revenue compared with $27.2 million or 12.0% of consolidated revenue in the comparable 2017 period. SDI acts as a vendor manager for Lenovo, and all of the Company's revenue generated through SDI is for employees working at Lenovo. The Company’s accounts receivable from SDI at September 28, 2018 and December 31, 2017 totaled $4.6 million and $4.7 million, respectively.

No other customer accounted for 10% or more of the Company's revenue during the 2018 or 2017 third quarters or year-to-date periods.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 80.8% of revenue in the 2018 third quarter as compared with 82.4% of revenue in the 2017 third quarter, and 80.9% of revenue in the 2018 year-to-date period as compared with 81.9% of revenue in the corresponding 2017 period. The Company’s direct costs as a percentage of revenue decreased in the 2018 third quarter and year-to-date periods as compared with the corresponding 2017 periods due to a change in the business mix to a higher percentage of IT solutions business which has lower direct costs, and lower fringe benefit costs in 2018. Direct costs decreased in the 2018 year-to-date period as compared with the corresponding 2017 period primarily due to an improvement in employee utilization year-over-year and a decrease in medical costs.

Selling, general and administrative (“SG&A”) expenses were 18.3% of revenue in the 2018 third quarter as compared with 17.0% in the corresponding 2017 period, and 18.0% of revenue in the 2018 year-to-date period and 17.0% of revenue in the corresponding 2017 period. The increase in SG&A expenses year-over-year is primarily due to SG&A expenses associated with our operating units as the Company continues to make investments in sales, recruiting and delivery resources in order to focus on its long-term growth, and acquisition-related costs, including amortization of intangible assets associated with the acquisition of Soft Company, totaling $0.7 million and $1.6 million in the third quarter and year-to-date period in 2018, respectively.

Interest and other income was 0.6% of revenue in the 2018 third quarter, as compared with interest and other expense of 0.2% of revenue in the 2017 third quarter, and interest and other income was 0.1% of revenue in the 2018 year-to-date period compared with expense of 0.1% in the corresponding 2017 period. The increase in interest and other income is primarily due to a non-taxable life insurance gain $0.8 million in the 2018 third quarter related to the death of a former executive.

Consolidated operating income was 0.9% of revenue in the 2018 third quarter, as compared with 0.6% of revenue in the 2017 third quarter, and 1.1% of revenue in the 2018 and 2017 year-to-date periods.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2018 third quarter and year-to-date ETR was 22.0% and 24.3%, respectively, and 2017 third quarter ETR was 86.6% and the 2017 year-to-date ETR was 45.0%.

The ETR was lower in the 2018 third quarter and year-to-date periods primarily due to a non-taxable life insurance gain, the Tax Cuts and Jobs act, which reduced the US federal corporate tax rate to 21%, and tax benefits for the Work Opportunity Tax Credit (WOTC) and Credit for Increasing Research Activities (R&D).

Net income was 1.2% of revenue or $0.08 per diluted share in the 2018 third quarter, as compared with 0.1% of revenue or $0.00 per diluted share in the 2017 third quarter, and 0.9% or $0.17 per diluted share in the 2018 year-to-date period compared with 0.6% or $0.08 in the 2017 year-to-date period. Diluted earnings per share was calculated using 14.1 million and 15.3 million weighted-average equivalent shares outstanding for the quarters ended September 28, 2018 and September 29, 2017, respectively, and 14.6 million and 15.4 million weighted-average equivalent shares outstanding for the three quarters ended September 28, 2018 and September 29, 2017, respectively. The decrease in weighted-equivalent shares outstanding in 2018 is primarily due to the Dutch auction tender offer where the Company repurchased 10% of its outstanding shares in April 2018.

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

Income Taxes—Valuation Allowances on Deferred Tax Assets

At September 28, 2018, the Company had a total of approximately $2.2 million of non-current deferred tax assets, net of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards and state taxes. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the expected tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At September 28, 2018, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $1.0 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at September 28, 2018, the Company had offset a portion of these assets with a valuation allowance totaling $0.8 million, resulting in a net deferred tax asset from net operating loss carryforwards of $0.2 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the 2018 third quarter and year-to-date period would have increased or decreased net income by approximately $14,000 and $32,000, respectively.

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

Financial Condition and Liquidity

Cash used in operating activities was $0.3 million in the 2018 year-to-date period (2018 period), compared with cash provided by operating activities of $11.9 million in the 2017 year-to-date period (2017 period). In the 2018 period, net income was $2.4 million, while other non-cash adjustments, primarily consisting of depreciation expense, equity-based compensation, deferred income taxes, non-taxable gain from a life insurance policy on a former executive in the 2018 third quarter, and deferred compensation totaled $2.0 million. In the 2017 period, the net income was $1.2 million, while the corresponding non-cash adjustments totaled $2.9 million.

The accounts receivable balance increased $8.6 million in the 2018 period, and decreased $7.3 million in the 2017 period. The increase in the accounts receivable balance in the 2018 period primarily resulted from an increase in revenue of 17.2% in the 2018 period as compared with the prior period, partially offset by a decrease in days sales outstanding (DSO) of 4 days to 82 days from 86 days at December 31, 2017. The decrease in the accounts receivable balance in the 2017 period primarily resulted from a decrease in DSO of 3 days to 82 days at September 29, 2017 from 85 days at December 31, 2016, offset by a decrease in revenue in 2017 as compared with 2016.

Prepaid and other current assets increased $1.8 million and $0.3 million in the 2018 and 2017 periods, respectively, due to payments made in the first and third quarter of the respective year that are then expensed throughout the year. The cash surrender value of life insurance decreased $0.1 million and increased $0.6 million in the 2018 and 2017 periods, respectively, primarily due to the death of a former executive, offset by normal valuation increases and premiums paid for life insurance.

Accrued compensation increased $7.0 million and $3.3 million in the 2018 and 2017 periods, respectively. Accrued compensation changed in each period due to the timing of the U.S. bi-weekly payroll that was paid on September 28, 2018 and September 29, 2017 as compared with December 31, 2017 and 2016. Advance billings on contracts increased $0.8 million and $0.9 million in the 2018 and 2017 periods, respectively, due to the timing of invoices sent to clients under contracts in progress at September 28, 2018 and December 31, 2017.

Investing activities used $13.2 million and $2.0 million of cash in the 2018 and 2017 periods, respectively. Cash paid for the acquisition of Soft Company, net of cash acquired was approximately $13.8 million, which includes the $12.9 million net cash paid in the 2018 first quarter as well as an earn-out payment of approximately $0.9 million, which was paid in the 2018 second quarter based on the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017. The Company used cash for additions to property, equipment, and capitalized software of $1.9 million in the 2018 period and $1.3 million in the 2017 period. The Company has no significant commitments for the purchase of property and equipment at September 28, 2018, and does not expect the amount to be spent proportionately in the remaining three months of 2018 on additions to property, equipment and capitalized software to significantly vary from the amount proportionately spent in the first nine months of 2018. The Company received approximately $1.8 million of proceeds from the sale of its corporate administrative building in the first quarter of 2018. As the carrying value of the building was $1.6 million, the Company recorded a gain of $0.1 million after applicable fees. In addition, the Company received approximately $1.1 million of proceeds from a life insurance policy on a former executive in the 2018 first quarter and paid premiums totaling approximately $0.6 million for life insurance policies in the 2018 period. Net cash received from the Company's deferred compensation plans was approximately $0.2 million in the 2018 period as compared with net payments of less than $0.1 million in the 2017 period.

Financing activities provided $13.0 million of cash in the 2018 period and used $8.9 million in the 2017 period. Cash repaid under the Company’s revolving line of credit to fund working capital obligations netted to $1.3 million in the 2018 period and $4.7 million in the 2017 period. The Company recorded $1.8 million in the 2018 period and $0.7 million in the 2017 period from the proceeds from stock option exercises. The Company borrowed approximately $28.2 million against the cash surrender value of its life insurance policies, primarily to return capital to shareholders through the “Dutch Auction” tender offer, fund the acquisition of Soft Company, and for general working capital purposes. Payments made to taxing authorities that represent the value of shares withheld for taxes in employee equity-based compensation transactions totaled $0.3 million in both the 2018 and 2017 periods. Cash overdrafts relate to the amount of outstanding checks at a point in time, and netted to $0.7 million and less than ($0.1) million in the 2018 and 2017 periods, respectively. The Company also used approximately $14.9 million to purchase 1,751,000 shares for treasury under its buyback program in the 2018 period, including 1,530,990 shares purchased under the “Dutch Auction” tender offer in the 2018 second quarter. The Company also used approximately $4.8 million to purchase 916,000 shares for treasury under its buyback program in the 2017 period. As of September 28, 2018, $7.8 million was available under the Company's authorization to purchase shares in future periods.

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

At September 28, 2018 and December 31, 2017, there was $3.1 million and $4.4 million outstanding under the revolving credit agreement. The Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. The maximum amounts outstanding under its credit agreements in the 2018 and 2017 third quarters was $7.9 million and $4.2 million, respectively, while borrowings during those quarters averaged $4.0 million and $2.3 million, respectively, and carried weighted average interest rates of 3.4% and 2.9%, respectively.

Under the new agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at September 28, 2018, included a fixed charge coverage ratio, which must be less than 1.10 to 1.00, consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) must be no less than $5.0 million for the trailing twelve months, and capital expenditures for property, plant, equipment, and capitalized software must be no more than $5.0 million in any annual period. The fixed charge coverage ratio is only tested if availability on a measurement date is less than $5.625 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves. Total availability as of September 28, 2018 was approximately $33.0 million. The Company was in compliance with these covenants at September 28, 2018 as EBITDA was $9.5 million and capital expenditures for property, equipment and capitalized software were $1.9 million in 2018 year-to-date period. The Company was also in compliance with its covenants at September 29, 2017.

Of the total cash and cash equivalents reported on the consolidated balance sheet at September 28, 2018 of $10.5 million, approximately $9.8 million was held by the Company’s foreign locations and is considered to be indefinitely reinvested in those locations. The Company has not repatriated any of its cash and cash equivalents from its foreign locations in the past five years, and does not intend to do so in the foreseeable future as the funds are required to meet the working capital needs of its foreign locations.

The Company believes existing internally available funds, cash potentially generated from future operations, and funds available under the Company's revolving line of credit (subject to collateral limits) totaling $33.0 million will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, pay a dividend (if any are declared), fund acquisitions, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2018 or 2017 year-to-date periods other than guarantees in our international locations that support office leases and the performance under government contracts. These guarantees totaled approximately $0.9 million at September 28, 2018.

Contractual Obligations

The Company did not enter into any significant contractual obligations during the quarter ended September 28, 2018.

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

The Company recorded a net positive adjustment to beginning retained earnings of less than $0.1 million and a corresponding amount to unbilled receivables as of January 1, 2018 due to the cumulative impact of adopting Topic 606, primarily related to a change in the identification of performance obligations on certain projects. In addition, the Company evaluated its principal and agent conclusions when more than one party is involved in providing goods or service to a customer. The Company recorded approximately $0.9 million, or 1.0% of our 2018 third quarter consolidated revenue and approximately $3.8 million, or 1.4% of our 2018 year-to-date revenue on a gross basis, which would have been recorded on a net basis under our historic accounting under Topic 605. The Company reported $90.3 million and $265.6 million of revenue in the 2018 third quarter and 2018 year-to-date period, respectively, under Topic 606 and the Company would have reported approximately $89.4 million and $261.8 million of revenue under Topic 605.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715),” which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. The Company has adopted this standard and has applied it retrospectively in the 2018 first quarter. Upon adoption, the Company increased direct costs by approximately $0.1 and reduced selling, general, and administrative expenses and interest and other expenses by less than $0.1 million and $0.1 million, respectively, for the 2017 third quarter and increased direct costs by approximately $0.1 million and reduced selling, general, and administrative expenses and interest and other expenses by approximately $0.2 million and $0.1 million, respectively, for the 2017 year-to-date period.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s international locations.

Revenue in the Company’s European locations in the 2018 third quarter and year-to-date period as compared with the corresponding 2017 period significantly increased primarily due to an increase in IT solutions and staffing work across a number of the Company’s vertical markets and the integration of Soft Company, which was acquired on February 15,

2018. The revenue increase in Europe where the Company operates (Belgium, Luxembourg, United Kingdom, and France) in the 2018 third quarter was impacted in part by the relative weakness of the U.S. dollar as compared with the currencies of Belgium, Luxembourg, United Kingdom, and France. In Belgium, Luxembourg, and France, where a significant portion of the Company’s revenue from its international locations is generated, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2018 third quarter as compared with the 2017 third quarter, the average value of the Euro decreased 0.9% while the average value of the British Pound decreased 0.5%. If there had been no change in these exchange rates from the 2017 third quarter to the 2018 third quarter, total European revenue would have been approximately $0.3 million higher, or $31.3 million as compared with the $31.0 million reported and operating income would have been approximately $0.8 million, which is consistent with the amount reported. In the 2018 year-to-date period as compared with the corresponding 2017 period, the average value of the Euro increased 7.2% while the average value of the British Pound increased 5.9%. If there had been no change in these exchange rates from the first three quarters of 2017 to the corresponding 2018 period, total European revenue would have been approximately $6.0 million lower, or $86.2 million as compared with the $92.2 million reported and operating income would have been approximately $0.3 million lower, or $3.9 million as compared with the $4.2 million reported.

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

Changes in Internal Control Over Financial Reporting

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on September 28, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased under the Plan or Program
June 30 - July 27	15,605	$6.68	15,605	$8,760,925
July 28 - August 24	88,385	$6.04	88,385	$8,226,938
August 25 - September 28	73,824	$5.55	73,824	$7,816,891
Total	177,814	$5.90	177,814

**	Excludes broker commissions

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Reference

31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	##

101.INS	XBRL Instance Document	#

101.SCH	XBRL Taxonomy Extension Schema Document	#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	#

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	#

101.LAB	XBRL Taxonomy Extension Label Linkbase	#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	#

#	Filed herewith
##	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ John M. Laubacker
John M. Laubacker
Title:	Executive Vice President, Chief Financial Officer, and Treasurer

Date: October 29, 2018