Form 10-Q
period 2019-03-29
COMPUTER TASK GROUP INC
filed 2019-04-30
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	April 19, 2019
Common stock, par value $.01 per share	14,277,054

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended
	March 29, 2019	March 30, 2018
Revenue	$97,238	$82,713
Direct costs	79,522	66,874
Selling, general and administrative expenses	16,589	15,256
Operating income	1,127	583
Interest and other income	74	152
Interest and other expense	254	206
Income before income taxes	947	529
Provision for income taxes	315	115
Net income	$632	$414
Net income per share:
Basic	$0.05	$0.03
Diluted	$0.05	$0.03
Weighted average shares outstanding:
Basic	13,379	14,687
Diluted	13,782	15,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(Unaudited)

	For the Quarter Ended
	March 29, 2019	March 30, 2018
Net Income	$632	$414

Foreign currency translation adjustment, net of taxes	(923)	680
Change in pension gain (loss), net of taxes of $0 and $9 in the 2019 and 2018 first quarters, respectively	143	(233)
Other comprehensive income (loss)	(780)	447

Comprehensive income (loss)	$(148)	$861

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	March 29,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$13,129	$12,431
Accounts receivable, net of allowances of $96 and $104 in 2019 and 2018, respectively	86,606	81,313
Prepaid and other current assets	2,789	1,925
Income taxes receivable	273	349
Total current assets	102,797	96,018
Property, equipment and capitalized software, net	5,543	5,656
Operating lease right-of-use assets	12,671	—
Deferred income taxes	763	767
Acquired intangibles, net	5,627	5,936
Goodwill	19,146	11,664
Cash surrender value of life insurance, net	2,438	2,626
Other assets	1,217	1,262
Investments	196	192
Total assets	$150,398	$124,121
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$11,538	$12,387
Accrued compensation	25,633	21,434
Advance billings on contracts	3,343	2,875
Short-term operating lease liabilities	4,605	—
Other current liabilities	8,074	7,467
Total current liabilities	53,193	44,163
Long-term debt	13,318	3,640
Deferred compensation benefits	9,746	9,906
Long-term operating lease liabilities	7,918	—
Deferred income taxes	1,828	1,632
Other long-term liabilities	122	552
Total liabilities	86,125	59,893
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in 2019 and 2018	270	270
Capital in excess of par value	115,074	116,427
Retained earnings	83,180	82,548
Less: Treasury stock of 12,740,770 and 12,745,888 shares at cost, in 2019 and 2018, respectively	(118,860)	(120,406)
Accumulated other comprehensive loss	(15,391)	(14,611)
Total shareholders’ equity	64,273	64,228
Total liabilities and shareholders’ equity	$150,398	$124,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Quarter Ended
	March 29, 2019	March 30, 2018
Cash flow from operating activities:
Net income	$632	$414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	677	563
Equity-based compensation expense	249	472
Deferred income taxes	247	53
Deferred compensation	(37)	(263)
Gain on the sale of property and equipment	—	(110)
Changes in assets and liabilities that provide (use) cash, excluding the effects of acquisitions:
Accounts receivable	(1,647)	(1,428)
Prepaid and other current assets	89	(484)
Other long-term assets	45	(293)
Cash surrender value of life insurance	188	(134)
Accounts payable	(2,943)	(1,596)
Accrued compensation	4,377	3,829
Income taxes payable / receivable	248	(472)
Advance billings on contracts	(1,144)	235
Other current liabilities	(293)	(30)
Other long-term liabilities	(431)	—
Net cash provided by operating activities	257	756
Cash flow from investing activities:
Cash paid for acquisitions, net of cash acquired	(8,457)	(13,660)
Additions to property and equipment	(251)	(720)
Additions to capitalized software	(32)	(56)
Proceeds from the sale of property and equipment	—	1,720
Proceeds from life insurance	—	1,126
Deferred compensation plan investments, net	(4)	114
Net cash used in investing activities	(8,744)	(11,476)
Cash flow from financing activities:
Proceeds from long-term debt	46,891	37,890
Payments on long-term debt	(37,213)	(33,305)
Proceeds from stock option plan exercises	—	467
Proceeds from life insurance loans	—	6,055
Taxes remitted for shares withheld from equity-based compensation transactions	(94)	(220)
Proceeds from Employee Stock Purchase Plan	38	29
Change in cash overdraft, net	(153)	(423)
Purchase of stock for treasury	—	(129)
Net cash provided by financing activities	9,469	10,364
Effect of exchange rates on cash and cash equivalents	(284)	349
Net increase (decrease) in cash and cash equivalents	698	(7)
Cash and cash equivalents at beginning of year	12,431	11,170
Cash and cash equivalents at end of quarter	$13,129	$11,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of December 31, 2018	27,018	270	116,427	82,548	12,746	(120,406)	(14,611)	64,228
Employee Stock Purchase Plan share issuance	—	—	(43)	—	(9)	81	—	38
Restricted stock plan share issuance/forfeiture	—	—	475	—	219	(569)	—	(94)
Deferred compensation plan share issuance	—	—	(2,034)	—	(215)	2,034	—	—
Equity-based compensation	—	—	249	—	—	—	—	249
Net income	—	—	—	632	—	—	—	632
Foreign currency adjustment	—	—	—	—	—	—	(923)	(923)
Pension gain adjustment, net of tax	—	—	—	—	—	—	143	143
Balances as of March 29, 2019	27,018	270	115,074	83,180	12,741	(118,860)	(15,391)	64,273

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of December 31, 2017	27,018	270	120,247	85,029	11,754	(113,246)	(13,676)	78,624
Implementation of Accounting Standards	—	—	—	73	—	—	—	73
Employee Stock Purchase Plan share issuance	—	—	(15)	—	(5)	44	—	29
Stock Option Plan share issuance, net	—	—	(473)	—	(98)	940	—	467
Restricted stock plan share issuance/forfeiture	—	—	(2,436)	—	(168)	1,821	—	(615)
Deferred compensation plan share issuance	—	—	—	—	(41)	395	—	395
Purchase of stock	—	—	—	—	25	(129)	—	(129)
Equity-based compensation	—	—	472	—	—	—	—	472
Net income	—	—	—	414	—	—	—	414
Foreign currency adjustment	—	—	—	—	—	—	680	680
Pension loss adjustment, net of tax	—	—	—	—	—	—	(233)	(233)
Balances as of March 30, 2018	27,018	270	117,795	85,516	11,467	(110,175)	(13,229)	80,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statements

The condensed consolidated financial statements included herein reflect, in the opinion of the management of Computer Task Group, Incorporated (“CTG” or “the Company”), all normal recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations, comprehensive income (loss), cash flows, and shareholders’ equity for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10‑K filed with the SEC.

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal period where the last day of each of the first three quarters is a Friday. The 2019 first quarter began on January 1, 2019 and ended on March 29, 2019. The 2018 first quarter began on January 1, 2018 and ended on March 30, 2018. There were 63 and 64 billable days in first quarters of 2019 and 2018, respectively.

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

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, the valuation allowance for deferred tax assets, actuarial assumptions including discount rates and expected rates of return on assets, as applicable, for the Company's defined benefit plans, the allowance for doubtful accounts receivable, assumptions underlying stock option valuation, investment valuation, legal matters, other contingencies, and progress toward completion and direct profit or loss on contracts. Management believes that the information and disclosures provided herein are adequate to present fairly the condensed consolidated financial position, results of operations, comprehensive income (loss), cash flows, and shareholders’ equity of the Company.

The Company operates in one industry, providing IT services to its clients. At the highest level, CTG delivers services that are considered either IT solutions or IT and other staffing. CTG provides these primary services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical customer is an organization with large, complex information and data processing requirements.

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters ended March 29, 2019 and March 30, 2018 was as follows:

	For the Quarter Ended
	March 29, 2019	March 30, 2018
IT solutions	34.4%	30.2%
IT and other staffing	65.6%	69.8%
Total	100.0%	100.0%

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

CTG’s revenue by vertical market as a percentage of total revenue for the quarters ended March 29, 2019 and March 30, 2018 was as follows:

	For the Quarter Ended
	March 29, 2019	March 30, 2018
Technology service providers	32.7%	33.1%
Manufacturing	16.9%	19.3%
Healthcare	16.2%	15.3%
Financial services	14.1%	13.7%
Energy	4.6%	4.8%
General markets	15.5%	13.8%
Total	100.0%	100.0%

Revenue Recognition

The Company recognizes revenue when control of the promised good or service is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with progress billing schedules (i.e. progress billing), primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed-price contracts is recognized over time using an input-based approach. Over time revenue recognition best portrays the Company’s performance in transferring control of the goods or services to the customer. On most fixed price contracts, revenue recognition is supported through contractual clauses that require the customer to pay for work performed to date, including cost plus a reasonable profit margin, for goods or services that have no alternative use to the Company. On certain contracts, revenue recognition is supported through contractual clauses that indicate the customer controls the asset, or work in process, as the Company creates or enhances the asset. On a given project, actual salary and indirect labor costs incurred are measured and compared with the total estimate of costs of such items at the completion of the project. Revenue is recognized based upon the percentage-of-completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs that could distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and experience on similar projects, and includes management judgments and estimates that affect the amount of revenue recognized on fixed-price contracts in any accounting period. Losses on fixed-price projects are recorded when identified.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters ended March 29, 2019 and March 30, 2018 was as follows:

	For the Quarter Ended
	March 29, 2019	March 30, 2018
Time-and-material	80.9%	86.3%
Progress billing	10.7%	10.1%
Percentage-of-completion	8.4%	3.6%
Total	100.0%	100.0%

The Company recorded revenue in the 2019 and 2018 first quarters as follows:

For the Quarter Ended:	March 29, 2019		March 30, 2018		Year-over-Year Change
	(amounts in thousands)
North America	61.1%	$59,435	65.0%	$53,764	10.5%
Europe	38.9%	37,803	35.0%	28,949	30.6%
Total	100.0%	$97,238	100.0%	$82,713	17.6%

Significant Judgments

With the exception of cost estimates on certain fixed-price projects, there are no other significant judgments. The Company allocates the transaction price based on standalone selling prices for contracts with customers that include more than one performance obligation. We determine standalone selling price based on the expected cost of the good or service plus margin approach. Certain customers may qualify for discounts and rebates, which we account for as variable consideration. We estimate variable consideration and reduce revenue recognized based on the amount we expect to provide to customers.

Contract Balances

For time-and-material contracts and contracts with periodic billing schedules, the timing of the Company’s satisfaction of its performance obligations is consistent with the timing of payment. For these contracts, the Company has the right to payment in the amount that corresponds directly with the value of the Company’s performance to date. The Company uses the practical expedient that allows the Company to recognize revenue in the amount for which it has the right to invoice for time-and-material contract and contracts with periodic billing schedules. Bill schedules for fixed-price contracts are generally consistent with the Company’s performance in transferring control of the goods or services to the customer. There are no significant financing components in contracts with customers. The Company records advanced billings that represent contract liabilities for cash payments received in advance of performance on the condensed consolidated balance sheet. Unbilled receivables are reported within “accounts receivable” on the condensed consolidated balance sheet. Accounts receivable and advanced billings balances fluctuate based on the timing of the customer’s billing schedule and the Company’s month-end date. There are no significant costs to obtain or fulfill contracts with customers.

Transaction Price Allocated to Remaining Performance Obligations

As of March 29, 2019, the aggregate transaction price allocated to unsatisfied or partially unsatisfied performance obligations for fixed-price and all managed-support contracts was approximately $9.1 million and $49.8 million, respectively. Approximately $30.9 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2019. Approximately $28.0 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2020 and beyond. As the Company uses the “right to invoice” practical expedient, we do not disclose the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At March 29, 2019 and December 31, 2018, the carrying amounts of the Company’s cash of $13.1 million and $12.4 million, respectively, approximated fair value.

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

The Company is also allowed to elect an irrevocable option to measure, on a contract-by-contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this accounting standard for any specific contracts during the quarters ended March 29, 2019 or March 30, 2018.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies on 18 individuals, whose average age is 75 years old. Those policies have generated cash surrender value and the Company has taken loans against the policies. At March 29, 2019, these insurance policies have a gross cash surrender value of $28.5 million, outstanding loans and interest totaling $26.1 million, and a net cash surrender value of $2.4 million. At December 31, 2018, these insurance policies had a cash surrender value of $28.4 million, outstanding loans and interest totaling $25.8 million, and a net cash surrender value of $2.6 million. The net cash surrender values are included on the condensed consolidated balance sheet in “Cash surrender value of life insurance” under non-current assets.

At both March 29, 2019 and December 31, 2018, the total death benefit for the remaining policies was approximately $37.6 million. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $11.2 million after the payment of obligations, and, under current tax regulations, record a non-taxable gain of approximately $8.7 million.

Cash and Cash Equivalents, and Cash Overdrafts

For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with an original maturity of three months or less. As the Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment, the "change in cash overdraft, net," line item as presented on the condensed consolidated statements of cash flows represents the increase or decrease in outstanding checks in a given period.

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at March 29, 2019 and December 31, 2018 are summarized as follows:

(amounts in thousands)	March 29, 2019	December 31, 2018
Property, equipment and capitalized software	$18,436	$18,292
Accumulated depreciation and amortization	(12,893)	(12,636)
Property, equipment and capitalized software, net	$5,543	$5,656

The Company recorded less than $0.1 million of capitalized software costs during each quarters ended March 29, 2019 and March 30, 2018. As of those dates, the Company had capitalized a total of $1.9 million and $2.0 million, respectively, for software projects developed for commercial use. Amortization periods range from two to five years, and are evaluated periodically for propriety. Amortization expense totaled approximately $0.2 million in each of the 2019 and

2018 first quarters. Accumulated amortization for these projects totaled $0.9 million and $0.7 million as of March 29, 2019 and March 30, 2018.

Guarantees

The Company has a number of guarantees in place in its European operations that support office leases and performance under government contracts. At both March 29, 2019 and December 31, 2018, these guarantees totaled approximately $2.7 million and generally have expiration dates ranging from March 2019 through December 2024.

Goodwill

The goodwill recorded on the Company's condensed consolidated balance sheet at March 29, 2019 relates to the acquisition of Soft Company in the 2018 first quarter and Tech-IT in the 2019 first quarter. In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment exist in interim periods.

The changes in the carrying amount of goodwill for the quarter ended March 29, 2019 are as follows:

(amounts in thousands)
Balance at December 31, 2018	$11,664
Acquired goodwill	7,814
Foreign currency translation	(332)
Balance at March 29, 2019	$19,146

Acquired Intangible Assets

Acquired intangible assets at March 29, 2019 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 year	749	379	(75)	295
Customer relationships	13 years	6,489	505	(652)	5,332
Total		$7,238	$884	$(727)	$5,627

Estimated amortization expense for the remainder of fiscal 2019 and the five succeeding fiscal years and thereafter is as follows (amounts in thousands):

Year	Annual Amortization
2019	$589
2020	491
2021	449
2022	449
2023	449
2024	449
Thereafter	2,751
Total	$5,627

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). On January 1, 2019, the Company adopted the new lease standard using the modified retrospective transition approach and elected the transition method to apply the new lease standard as of the January 1, 2019 adoption date. Results for the reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with accounting under Topic 840.

In addition, the Company elected the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification, and initial direct costs. The Company has also elected the practical expedient to separate lease and non-lease components for its office leases and has elected to group lease and non-lease components for its vehicle leases. Upon adoption of Topic 842 on January 1, 2019, the Company recorded approximately $13.1 million of operating lease right-of-use assets and $13.0 million of lease liabilities. The adoption of Topic 842 did not have a material impact on the Company’s condensed consolidated statements of operations and its condensed consolidated statements of cash flows. The new lease standard does not affect the Company’s compliance with financial covenants associated with its debt agreement.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, which  requires the immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including trade receivables. This guidance is effective for reporting periods beginning after December 15, 2019; however, early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-13 will have on its condensed consolidated financial statements.

3.	Acquisitions

Tech-IT PSF S.A. (“Tech-IT”)

On February 6, 2019, the Company acquired 100% of the equity of Tech-IT for approximately $9.7 million. The acquisition was funded using cash on hand and borrowings under the Credit and Security Agreement. Tech-IT, located in Bertrange, Luxembourg, is a leading provider of software and hardware services, including consulting, infrastructure and software design and development, infrastructure integration, project management, and training. The acquisition of Tech-IT is expected to enable the Company to strengthen its market position in Luxembourg and broaden its portfolio to offer complete end-to-end IT solutions.

An earn-out of up to a maximum of $1.7 million (€1.5 million based on a EUR into USD exchange rate of 1.1225) can be earned, a portion of which will be payable in each period subject to the achievement of direct profit targets for fiscal 2018, 2019, and 2020.  There is no payout if the achievement is below the target threshold. The results of operations of Tech-IT have been included in the Company’s consolidated financial results since the date of acquisition. As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included in this quarterly report on Form 10-Q. As of the date of filing this quarterly report on Form 10-Q, the preliminary purchase accounting has not yet been finalized due primarily to the timing of information being provided to our valuation specialist and the pending receipt of a preliminary valuation report for certain assets and liabilities, including identified intangible assets. The Company expects to update this information in the second quarter. At March 29, 2019, the Company allocated value to current assets and liabilities based on book values at February 6, 2019, which approximates fair value. The remaining purchase price is tentatively allocated to goodwill.

Soft Company SAS (“Soft Company”)

On February 15, 2018, the Company acquired 100% of the equity of Soft Company for approximately $16.9 million (€13.6 million based on a EUR into USD exchange rate of 1.2392). The acquisition was funded using cash on hand and borrowings under the Company’s Credit and Security Agreement. Soft Company, located in Paris, France, is an IT consulting company that specializes in providing IT services to finance, insurance, telecom, and media services companies. The acquisition of Soft Company is expected to enable the Company to expand its position in Europe and enhance its service offerings.

The Company has a contingent consideration liability related to an earn-out provision of which a portion will be payable in each period subject to the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017, 2018, and 2019. There is no payout if the achievement on either target is below a certain target threshold. The fair value as of the February 15, 2018 acquisition date was determined to be $2.0 million. In the 2018 second quarter, the Company paid approximately $0.9 million relating to the earn-out based on the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017. The fair value of the remaining contingent consideration liability was determined to be approximately $1.7 million as of March 29, 2019. As such, the Company recorded $0.2 million of selling, general and administrative expense during the 2019 first quarter. The remaining contingent consideration liability is recorded in “other current liabilities” on the March 29, 2019 condensed consolidated balance sheet.

The acquisition date fair value of the consideration for the acquisition of Soft Company consisted of the following as of February 15, 2018:

(amounts in thousands)
Cash consideration	$16,910
Fair value of contingent consideration	1,997
Fair value of purchase consideration	$18,907

The following table summarizes the allocation of the aggregate purchase consideration to the fair value of the assets acquired and liabilities assumed as of February 15, 2018:

(amounts in thousands)
Assets Acquired:
Cash	$4,059
Accounts receivable	5,551
Prepaids & other	243
Property & equipment, net	53
Acquired intangibles	7,238
Goodwill	12,720
Total assets acquired	$29,864

Liabilities Assumed:
Accounts payable	4,085
Accrued compensation	2,669
Other short-term liabilities	2,006
Deferred income taxes	1,827
Other long-term liabilities	370
Total liabilities assumed	$10,957
Net assets acquired	$18,907

The purchase consideration for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill, which is not deductible for income tax purposes.

The intangible assets acquired in this acquisition consisted of the following:

(amounts in thousands)	Fair Value	Estimated Useful Life
Trademarks	$749	2 years
Customer relationships	6,489	13 years
Fair value of purchase consideration	$7,238

The results of operations of Soft Company have been included in the Company’s consolidated financial results since the date of acquisition. As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included in this quarterly report on Form 10-Q. The Company incurred acquisition-related legal and consulting fees, adjustments to the fair value of the earn-out liability, and amortization of intangible assets of approximately $0.2 million in the 2019 first quarter, which were recorded as a component of selling, general, and administrative expenses in the condensed consolidated statement of income. The purchase price allocation for this acquisition has been finalized.

4.	Net Income Per Share

Basic and diluted earnings per share (EPS) for the quarters ended March 29, 2019 and March 30, 2018 was as follows:

	For the Quarter Ended
(amounts in thousands, except per-share data)	March 29, 2019	March 30, 2018
Weighted-average number of shares outstanding during period	13,379	14,687
Common stock equivalents from incremental shares under equity-based compensation plans	403	611
Number of shares on which diluted earnings per share is based	13,782	15,298
Net income	$632	$414
Net income per share
Basic	$0.05	$0.03
Diluted	$0.05	$0.03

Weighted-average shares represent the average number of issued shares less treasury shares, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 1.2 million and 0.9 million shares of common stock were outstanding at March 29, 2019 and March 30, 2018, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

5.	Operating Leases

The Company is obligated under a number of long-term operating leases for office space, office equipment, and automobiles leased in Europe. On January 1, 2019, the Company adopted the new lease standard using the modified retrospective transition approach and elected the transition method to apply the new lease standard as of the January 1, 2019 adoption date. Results for the reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840.

Most leases contain both lease components (fixed payments for rent) and non-lease components (common-area maintenance and other services). The Company has elected the practical expedient to separate lease and non-lease components for its office leases and has elected to group lease and non-lease components for its vehicle leases. Some leases contain renewal options with escalation clauses commensurate with local market fluctuations, however, generally limiting an annual increase to no more than 5.0% of the existing lease payment. The exercise of lease renewal options is at the Company’s sole discretion. The Company has excluded renewal options in the measurement of right-of-use assets and lease liabilities if they are not reasonably certain of exercise.

Operating leases are included in the right-of-use lease assets, short-term lease liabilities, and long-term lease liabilities on the condensed consolidated balance sheet. The Company measures the operating lease liabilities at lease commencement date based on the present value of remaining lease payments using the rate implicit in the lease when readily determinable, or the Company’s secured incremental borrowing rates. The Company has made an accounting policy election not to recognize a lease liability or right-of-use asset for leases with a lease term of twelve months or less and does not include an option to purchase the underlying asset. The Company recognizes lease expense on a straight-line basis over the lease term and variable lease expense in the period incurred. Variable lease cost consists primarily of common-area maintenance, insurance, and taxes, which are paid based on actual costs incurred by the lessor. Operating lease cost for the 2019 first quarter was $1.5 million. The Company incurred variable lease cost of $0.2 million and short-term lease cost of $0.2 million in the 2019 first quarter.

Maturities for the Company’s lease liabilities for all operating leases as of March 29, 2019 are as follows (amounts in thousands):

Total
Year	Operating Leases
2019 (remaining)	$3,875
2020	3,994
2021	2,795
2022	1,719
2023	1,187
2024 & thereafter	245
Total undiscounted operating lease payments	$13,815
Less: Interest	(1,292)
Total present value of operating lease liabilities	$12,523

Operating lease payments excludes $5.1 million of legally binding lease payments for leases signed, but not yet commenced. The weighted average remaining lease term and discount rate for all operating leases as of March 29, 2019 are as follows:

March 29, 2019
Weighted average remaining lease term (years)	3.54
Weighted average remaining discount rate	1.73%

An initial right-of-use asset of $13.1 million was recognized as a non-cash asset addition upon adoption of Topic 842. Supplemental cash flow information related to the Company’s operating leases for the 2019 first quarter is as follows:

(amounts in thousands)	March 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$1,536
Right-of-use assets obtained in exchange for new operating lease liabilities	2,402

6.	Debt

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

The Credit and Security Agreement expires in December 2020, and has interest rates ranging from 150 to 200 basis points over LIBOR or the greater of (i) the prime rate, (ii) the federal fund effective rate plus 50 basis points, and (iii) adjusted LIBOR plus 100 basis points plus a spread ranging from 50 to 100 basis points based on the amounts outstanding under the Credit and Security Agreement. The Company can borrow under the agreement with either rate at its discretion.  At March 29, 2019 and March 30, 2018, there was $13.3 million and $9.0 million outstanding under the Credit and Security Agreement, respectively. The Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

The maximum amounts outstanding under its credit agreements in the 2019 and 2018 first quarters was $18.0 million and $12.8 million, respectively, while borrowings during those quarters averaged $10.3 million and $6.2 million, respectively, and carried weighted average interest rates of 3.0% for both the 2019 and 2018 first quarters.

Under the Credit and Security Agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at March 29, 2019, included a fixed charge coverage ratio, which must be less than 1.10 to 1.00, consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) for the trailing twelve months, adjusted for equity-based compensation and severance expenses, must be no less than $5.0 million for the trailing twelve months, and capital expenditures for property, plant, equipment, and capitalized software must be no more than $5.0 million in any annual period. The fixed charge coverage ratio is only tested if availability on a measurement date is less than $5.625 million. Actual borrowings by CTG under the Credit and Security Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves. Total availability as of March 29, 2019 was approximately $21.9 million. The Company was in compliance with these covenants at March 29, 2019 as adjusted EBITDA for the trailing twelve months was $8.4 million and capital expenditures for property, equipment and capitalized software were $0.3 million in the 2019 first quarter. The Company was also in compliance with its covenants at March 30, 2018.

7.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at March 29, 2019 and December 31, 2018 are as follows:

(amounts in thousands)	March 29, 2019	December 31, 2018
Foreign currency	$(8,945)	$(8,022)
Implementation of accounting standards	—	(263)
Pension loss, net of tax of $0 in both 2019 and 2018	(6,446)	(6,326)
Accumulated other comprehensive loss	$(15,391)	$(14,611)

During the 2019 and 2018 first quarters, actuarial losses were amortized to expense as follows:

	For the Quarter Ended
(amounts in thousands)	March 29, 2019	March 30, 2018
Amortization of actuarial losses	$46	$72
Income tax	—	(9)
Net of tax	$46	$63

The amortization of both prior service cost and actuarial losses are included in determining net periodic pension cost. See note 9, "Deferred Compensation and Other Benefits" for additional information.

8.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2019 and 2018 first quarter ETR was 33.3% and 21.7%, respectively.

The ETR was higher in the 2019 first quarter primarily due to non-deductible acquisition costs related to the Soft Company acquisition.

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

As a result of the acquisition of Soft Company on February 15, 2018, the Company maintains an unfunded pension plan related to the current Soft Company employees (FDBP). The Company does not anticipate making contributions to the plan in 2019. No benefit payments were made in 2018 and none are expected to be paid in 2019.

Net periodic pension cost for the quarters ended March 29, 2019 and March 30, 2018 for the plans is as follows:

	For the Quarter Ended
(amounts in thousands)	March 29, 2019	March 30, 2018
Service cost	$84	$80
Interest cost	147	148
Expected return on assets	(155)	(164)
Amortization of actuarial loss	48	73
Net periodic pension cost	$124	$137

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see note 2 for “Life Insurance Policies”). The Company does not anticipate making contributions to the plan other than for benefit payments as required in 2019 and future years. In the 2019 and 2018 first quarters, the Company made benefit payments totaling approximately $0.1 million and $0.2 million, respectively, and expects to make payments in 2019 totaling approximately $0.6 million.

The Company also retained a contributory defined benefit plan for its previous employees located in the Netherlands (NDBP) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. This plan was curtailed for additional contributions in January 2003.

The Company does not anticipate making contributions to the NDBP in 2019. The assets for the NDBP are held by Aegon, a financial services firm located in the Netherlands. The Company maintains a contract with Aegon to insure future benefit payments of the NDBP; however, due to certain terms of the agreement and potential obligations to the Company, the NDBP has not been settled. The benefit payments to be made in 2019 are expected to be paid by Aegon from plan assets. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the contractual value of the NDBP at any point in time. The fair value of the assets is determined using a Level 3 methodology (see note 2 for “Fair Value”). In 2019, the plan investments have a targeted minimum return to the Company of 4.0%, which is consistent with historical returns and the 4.0% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, intends to maintain the current investment strategy of investing plan assets solely in government bonds throughout 2019.

The BDBP is considered fully funded. The Company made contributions of $0.1 million in both the 2019 and 2018 first quarters. The Company made benefit payments totaling less than $0.1 million in both the 2019 and 2018 first quarters and expects to make payments in 2019 of less than $0.1 million.

The assets for the BDBP are held by Allianz, a financial services firm located in Belgium. The Company maintains a contract with Allianz to insure future benefit payments of the BDBP. Contributions made by the Company to Allianz are based on employees’ current salaries. The benefit payments to be made in 2019 are expected to be paid by Allianz from plan assets. The assets for the plan are included in the overall portfolio of assets held by Allianz. The fair market value of the plan’s assets equals the contractual value of the BDBP in any given year (which is the mathematical reserve held by Allianz). The fair value of the assets is determined using a Level 3 methodology (see note 2 “Fair Value”). Allianz does not guarantee a minimum return on the plan investments, whereas Belgian law sets a minimum return to be guaranteed to the participants of the plan.

The change in the fair value of plan assets for the plans for the quarters ended March 29, 2019 and March 30, 2018 was as follows:

	For the Quarter Ended
(amounts in thousands)	March 29, 2019	March 30, 2018
Fair value of plan assets at beginning of period	$17,403	$17,575
Return on plan assets	155	164
Contributions	278	303
Benefits paid	(204)	(223)
Effect of exchange rate changes	(334)	500
Fair value of plan assets at end of quarter	$17,298	$18,319

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made no cash contributions in both the 2019 and 2018 first quarters for amounts earned in the previous year. Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were no stock units purchased in the 2019 or 2018 first quarters.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. There were no contributions in both the 2019 and 2018 first quarters. At the time the contributions were made, the non-employee directors elected to purchase stock units from the Company at current market prices using their available investment balance within the plan. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in return for funds received, the Company released shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

10.	Equity-based Compensation

During the 2019 first quarter, the Company granted restricted stock totaling 215,326 shares, which were funded out of treasury stock. During the 2018 first quarter, the Company granted restricted stock totaling 261,496 shares, which were funded out of treasury stock.

During the third quarter of 2017, the Company announced a new Board compensation program to further align with shareholders. Under the new compensation program, future director Board fees will be paid exclusively in deferred stock units. All of the 215,326 shares granted during 2019 first quarter represented restricted stock units that were granted to the Board of Directors. The shares vest in four equal quarterly increments. The Company is expensing these grants ratably during the quarter in which they vest. The Company also granted performance share units to one executive during the 2018 first quarter. The performance share units vest over three years and will convert to shares upon vesting. The total number of shares granted to the recipient will be determined based upon the Company’s achievement of certain revenue targets. The performance share units have a fair value of less than $0.1 million and are being expensed ratably over the three-year vesting period.

No performance awards were granted during the 2019 first quarter. Of the 261,496 shares granted in the 2018 first quarter, 216,600 shares represented performance grants with a market condition that were granted to senior management on March 20, 2018. Under these grant agreements, the Company’s stock price must increase 50% to $12.27 for a 30-day period within a three-year period from the date of grant for 50% of the grants to vest. The Company’s stock price must increase 100% to $16.36 for a 30-day period within a three-year period from the date of grant for the remaining 50% of the grants to vest.

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

No stock options were issued during the 2019 first quarter. The Company granted 13,100 stock options during the 2018 first quarter on February 20, 2018.  The options have a fair value of $1.91 per share using a Black-Scholes valuation model.  The assumptions used to calculate that fair value include the price on date of grant of $6.45, an expected life of 3.7 years, expected volatility of 34.9%, an expected dividend yield of zero, and a risk free rate of 2.4%. The options vest ratably over three years, and are being expensed over that period. The options were granted from the 2010 Equity Award Plan.

11.	Treasury Stock

During the 2016 fourth quarter, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s stock over the subsequent two year period. This repurchase authorization replaced the Company’s previous share repurchase program. The Company’s Board of Directors approved a $10.0 million addition in the 2017 fourth quarter and a $10.0 million addition in the 2018 first quarter to the stock repurchase program to bring the authorization to $30.0 million in total. The Company did not purchase shares for treasury during the 2019 first quarter. As of March 29, 2019, the Company had repurchased approximately 3.2 million of shares pursuant to the authorization and had approximately $7.7 million left in its current stock repurchase authorization.

The Company issued 215,000 shares out of treasury stock primarily to fulfill the share requirements from purchases of stock in the Non-Employee Director Deferred Compensation Plan, stock option exercises, and restricted stock grants during the 2019 first quarter.

The Company purchased 25,000 shares for treasury during the 2018 first quarter. At March 30, 2018, the Company had approximately $22.5 million remaining in its stock repurchase authorization. The Company issued 364,000 shares out of treasury stock primarily to fulfill the share requirements from purchases of stock in the Non-Employee Director Deferred Compensation Plan, stock options exercises, and restricted stock grants during the 2018 first quarter.

12.	Significant Customers

In the 2019 first quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $20.9 million or 21.6% of consolidated revenue compared with $18.9 million or 22.8% of consolidated revenue in the comparable 2018 period. The National Technical Services Agreement with IBM expires on December 31, 2019. The Company’s accounts receivable from IBM at March 29, 2019 and December 31, 2018 totaled $22.8 million and $22.1 million, respectively.

No other customer accounted for 10% or more of the Company's revenue during the 2019 or 2018 first quarters.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended March 29, 2019

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements made by the management of Computer Task Group, Incorporated (CTG, the Company or the Registrant) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of or trends in business strategy and expectations, new business opportunities, cost control initiatives, business wins, market demand, revenue, operating expenses, capital expenditures, and financing.  The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff, (ii) domestic and foreign industry competition for clients and talent, including technical, sales and management personnel, (iii) increased bargaining power of large clients, (iv) the Company's ability to protect confidential client data, (v) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM), (vi) the uncertainty of clients' implementations of cost reduction projects, (vii) the effect of healthcare reform and initiatives, (viii) the mix of work between staffing and solutions, (ix) currency exchange risks, (x) risks associated with operating in foreign jurisdictions, (xi) renegotiations, nullification, or breaches of contracts with clients, vendors, subcontractors or other parties, (xii) the impact of current and future laws and government regulation, as well as repeal or modification of such, affecting the information technology (IT) solutions and staffing industry, taxes and the Company's operations in particular, (xiii) industry and economic conditions, including fluctuations in demand for IT services, (xiv) consolidation among the Company's competitors or clients, (xv) the need to supplement or change our IT services in response to new offerings in the industry or changes in client requirements for IT products and solutions, (xvi) the risks associated with acquisitions, (xvii) the ability to integrate Soft Company SAS and Tech-IT PSF S.A., (xviii) actions of activist shareholders, and (xix) the risks described in Item 1A of the Company’s most recently filed annual report on Form 10-K, and from time to time in the Company's reports filed with the Securities and Exchange Commission (SEC).

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters ended March 29, 2019 and March 30, 2018 was as follows:

	For the Quarter Ended
	March 29, 2019	March 30, 2018
IT solutions	34.4%	30.2%
IT and other staffing	65.6%	69.8%
Total	100.0%	100.0%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarters ended March 29, 2019 and March 30, 2018 was as follows:

	For the Quarter Ended
	March 29, 2019	March 30, 2018
Technology service providers	32.7%	33.1%
Manufacturing	16.9%	19.3%
Healthcare	16.2%	15.3%
Financial services	14.1%	13.7%
Energy	4.6%	4.8%
General markets	15.5%	13.8%
Total	100.0%	100.0%

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

Revenue Recognition

The Company recognizes revenue when control of the promised good or service is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with progress billing schedules (i.e. progress billing), primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed-price contracts is recognized over time using an input-based approach. Over time revenue recognition best portrays the Company’s performance in transferring control of the goods or services to the customer. On most fixed price contracts, revenue recognition is supported through contractual clauses that require the customer to pay for work performed to date, including cost plus a reasonable profit margin, for goods or services that have no alternative use to the Company. On certain contracts, revenue recognition is supported through contractual clauses that indicate the customer controls the asset, or work in process, as the Company creates or enhances the asset. On a given project, actual salary and indirect labor costs incurred are measured and compared with the total estimate of costs of such items at the completion of the project. Revenue is recognized based upon the percentage-of-completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs that could distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and experience on similar projects, and includes management judgments and estimates that affect the amount of revenue recognized on fixed-price contracts in any accounting period. Losses on fixed-price projects are recorded when identified.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters ended March 29, 2019 and March 30, 2018 was as follows:

	For the Quarter Ended
	March 29, 2019	March 30, 2018
Time-and-material	80.9%	86.3%
Progress billing	10.7%	10.1%
Percentage-of-completion	8.4%	3.6%
Total	100.0%	100.0%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	March 29, 2019		March 30, 2018
	(amounts in thousands)
Revenue	100.0%	$97,238	100.0%	$82,713
Direct costs	81.8%	79,522	80.9%	66,874
Selling, general and administrative expenses	17.0%	16,589	18.4%	15,256
Operating income	1.2%	1,127	0.7%	583
Interest and other expense, net	(0.2)%	(180)	(0.1)%	(54)
Income before income taxes	1.0%	947	0.6%	529
Provision for income taxes	0.3%	315	0.1%	115
Net income	0.7%	$632	0.5%	$414

The Company recorded revenue in the 2019 and 2018 first quarters as follows:

For the Quarter Ended:	March 29, 2019		March 30, 2018		Year-over-Year Change
	(amounts in thousands)
North America	61.1%	$59,435	65.0%	$53,764	10.5%
Europe	38.9%	37,803	35.0%	28,949	30.6%
Total	100.0%	$97,238	100.0%	$82,713	17.6%

There were 63 and 64 billable days in the 2019 and 2018 first quarters, respectively. Reimbursable expenses billed to customers and included in revenue totaled $0.6 million and $0.8 million in the 2019 and 2018 first quarters, respectively.

The revenue increase in North America in the 2019 first quarter as compared with the corresponding 2018 period was due to an increase in demand for the Company's IT solutions business, primarily in the Company’s healthcare vertical market, as well as an increase in demand for our IT and other staffing services business, primarily in our technology services vertical market.

On a consolidated basis, IT solutions revenue increased $8.5 million or 34.0% in the 2019 first quarter as compared with the corresponding 2018 period. The increase is primarily due to an increase in IT solutions services organically in Europe and with the addition of Tech-IT, which was acquired on February 6, 2019. There was also an increase in IT solutions services in North America, primarily in the Company’s healthcare vertical market as the Company began to see an increase in demand for its services during 2018, which continued in the 2019 first quarter. As part of the Company’s strategy to shift to non-EHR services, the Company expanded its healthcare IT business development team in 2017 and 2018 with individuals who have experience selling healthcare IT services such as advisory and technical services, outsourcing, and staff augmentation, and the Company began to see returns on its investments during 2018.

On a consolidated basis, IT and other staffing revenue increased $6.0 million or 10.5% in the 2019 first quarter as compared with the corresponding 2018 period. The IT staffing increase was primarily due to the addition of Soft Company in the 2018 first quarter, and growth in IT staffing services in the Company’s North American operations in the Company’s technology services vertical market.

The Company includes all billable consultants, consisting of both employees and subcontractors, in its headcount totals. CTG’s headcount at March 29, 2019 was approximately 4,350, which was a 19.2% increase from approximately 3,650 employees at March 30, 2018, and a 4.8% increase from approximately 4,150 employees at December 31, 2018.

Revenue in the Company’s European operations significantly increased in the 2019 first quarter as compared with the corresponding 2018 period primarily due to an increase in IT solutions and IT staffing demand across a number of the Company’s vertical markets and the addition of Tech-IT, which was acquired on February 6, 2019, and a full quarter of revenue from Soft Company, which was acquired on February 15, 2018.

The revenue increase in Europe in the countries in which the Company operates (Belgium, Luxembourg, United Kingdom, and France) in the 2019 first quarter was impacted in part by the relative strength of the U.S. dollar as compared with the currencies of Belgium, Luxembourg, United Kingdom, and France. In Belgium, Luxembourg, and France, where a significant portion of the Company’s revenue from its European operations is generated, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2019 first quarter as compared with the 2018 first quarter, the average value of the Euro decreased 7.6% while the average value of the British Pound decreased 6.4%. If there had been no change in these exchange rates from the 2018 first quarter to the 2019 first quarter, total European revenue would have been approximately $3.1 million higher and operating income would have been approximately $0.1 million higher.

The Company continues to assess the potential impact, if any, that the United Kingdom’s proposed exit from the European Union (Brexit) will have on the Company’s operations. To date, there has been a nominal impact on the Company’s operating results from Brexit. As the total revenue generated by our British subsidiary is immaterial as compared with the Company’s total consolidated revenue, we do not expect the impact of the pending exit to have a material impact on the Company’s operations.

In the 2019 first quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $20.9 million or 21.6% of consolidated revenue compared with $18.9 million or 22.8% of consolidated revenue in the comparable 2018 period. The National Technical Services Agreement with IBM expires on December 31, 2019. The Company’s accounts receivable from IBM at March 29, 2019 and December 31, 2018 totaled $22.8 million and $22.1 million, respectively.

No other customer accounted for 10% or more of the Company's revenue during the 2019 or 2018 first quarters.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 81.8% of revenue in the 2019 first quarter as compared with 80.9% of revenue in the 2018 first quarter. The Company’s direct costs as a percentage of revenue increased in the 2019 first quarter as compared with the 2018 corresponding period primarily due to lower utilization of billable resources in several of our European operations.

Selling, general and administrative (“SG&A”) expenses were 17.0% of revenue in the 2019 first quarter as compared with 18.4% in the corresponding 2018 period. The decrease in SG&A expenses as a percentage of revenue year-over-year is primarily due to acquisition related costs incurred during 2018 associated with the acquisition of Soft Company, and a continued focus on disciplined cost management.

Consolidated operating income was 1.2% of revenue in the 2019 first quarter, as compared with 0.7% of revenue in the 2018 first quarter.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2019 and 2018 first quarter ETR was 33.3% and 21.7%, respectively.

The ETR was higher in the 2019 first quarter primarily due to non-deductible acquisition costs related to the Soft Company acquisition.

The ETR was lower in the 2018 first quarter primarily due to the Tax Cuts and Jobs act which reduced the US federal corporate tax rate to 21%, the tax benefit for windfalls from equity-based compensation transactions, and tax benefits for the Work Opportunity Tax Credit (WOTC) and Credit for Increasing Research Activities (R&D).

Net income was 0.7% of revenue or $0.05 per diluted share in the 2019 first quarter, as compared with 0.5% of revenue or $0.03 per diluted share in the 2018 first quarter. Diluted earnings per share was calculated using 13.8 million and 15.3 million weighted-average equivalent shares outstanding for the quarters ended March 29, 2019 and March 30, 2018, respectively.

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

Income Taxes—Valuation Allowances on Deferred Tax Assets

At March 29, 2019, the Company had a total of approximately $0.8 million of deferred tax assets, and approximately $1.8 million of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards and state taxes. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the expected tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At March 29, 2019, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $1.0 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at March 29, 2019, the Company had offset a portion of these assets with a valuation allowance totaling $0.3 million, resulting in a net deferred tax asset from net operating loss carryforwards of $0.7 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the 2019 first quarter would have increased or decreased net income by approximately $9,500.

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

Financial Condition and Liquidity

Cash provided by operating activities was $0.3 million in the 2019 first quarter, compared with cash provided by operating activities of $0.8 million in the 2018 first quarter. In the 2019 first quarter, net income was $0.6 million, while other non-cash adjustments, primarily consisting of depreciation and amortization expense, equity-based compensation, deferred income taxes, and deferred compensation, totaled $1.1 million. In the 2018 first quarter, net income was $0.4 million, while the corresponding non-cash adjustments totaled $0.7 million.

The accounts receivable balance increased $1.6 million in the 2019 first quarter, and increased $1.4 million in the 2018 first quarter. The increase in the accounts receivable balance in the 2019 first quarter primarily resulted from an increase in revenue of 17.6% in the 2019 first quarter compared with the prior period. The revenue increase was offset by a decrease in days sales outstanding (DSO) of 4 days to 78 days from 82 days at December 31, 2018. The increase in the accounts receivable balance in the 2018 first quarter primarily resulted from an increase in revenue of 7.4% in the 2018 first quarter as compared with the prior period. The increase in revenue was offset by DSO decreasing 2 days to 84 days at March 30, 2018 from 86 days at December 31, 2017.

Prepaid and other current assets decreased $0.1 million and increased $0.5 million in the 2019 and 2018 first quarters, respectively, due to payments made in the first quarter of the respective year that are then expensed throughout the year. The cash surrender value of life insurance decreased $0.2 million and increased $0.1 million in the 2019 and 2018 first quarters, respectively, due to normal valuation increases.

The accounts payable balance decreased $2.9 million and $1.6 million in the 2019 and 2018 first quarters, respectively, primarily due to the timing of certain payments near the end of the quarter of each year as compared with the prior quarter-end. Accrued compensation increased $4.4 million and $3.8 million in the 2019 and 2018 first quarters, respectively, primarily due to the timing of the U.S. bi-weekly payroll, which was paid on December 31, 2018 and December 31, 2017, but was between payroll periods at March 29, 2019 and March 30, 2018.

Investing activities used $8.7 million and $11.5 million of cash in the 2019 and 2018 first quarters, respectively. Cash paid for the acquisition of Tech-IT, net of cash acquired was approximately $8.5 million in the 2019 first quarter. Cash paid for Soft Company, net of cash acquired was approximately $13.7 million in the 2018 first quarter. The Company used cash for additions to property, equipment, and capitalized software of $0.3 million and $0.8 million in the 2019 and 2018 first quarters, respectively. The Company has no significant commitments for the purchase of property and equipment at March 29, 2019, but does expect the amount to be spent in the remaining nine months of 2019 on additions to property, equipment and capitalized software to increase from the amount spent in the first quarter of 2019. The Company received approximately $1.8 million of proceeds from the sale of its corporate administrative building in the first quarter of 2018. In addition, the Company received approximately $1.1 million of proceeds from a life insurance policy on a former executive in the 2018 first quarter. Net cash paid from the Company's deferred compensation plans was less than $0.1 million in the 2019 first quarter as compared with net cash received of $0.1 million in the 2018 first quarter.

Financing activities provided $9.5 million of cash in the 2019 first quarter and $10.4 million in the 2018 first quarter. Cash borrowed (repaid) under the Company’s revolving line of credit to fund the acquisition of Tech-IT and working capital obligations netted to $9.7 million in the 2019 first quarter and $4.6 million in the 2018 first quarter. The Company recorded $0.0 million in the 2019 first quarter and $0.5 million in the 2018 first quarter from the proceeds from stock option exercises. In the 2018 first quarter, the Company borrowed approximately $6.1 million against the cash surrender value of its life insurance policies, primarily to return capital to shareholders through the “Dutch Auction” tender offer, fund the acquisition of Soft Company, and for general working capital purposes. Payments made to taxing authorities that represent the value of shares withheld for taxes in employee equity-based compensation transactions totaled $0.1 million and $0.2 million in the 2019 and 2018 first quarters, respectively. Cash overdrafts relate to the amount of outstanding checks at a point in time, and netted to $0.2 million and $0.4 million in the 2019 and 2018 first quarters, respectively. The Company did not repurchase shares for treasury under its buyback program in the 2019 first quarter. The Company used approximately $0.1 million to purchase 25,000 shares for treasury under its buyback program in the 2018 first quarter. As of March 29, 2019, $7.7 million was available under the Company's authorization to purchase shares in future periods.

The Company’s Credit and Security Agreement provides for a three-year revolving credit facility in an aggregate principal amount of $45.0 million, including a sublimit of $10.0 million for letters of credit and a $10.0 million sublimit for swing line loans.

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

At March 29, 2019 and December 31, 2018, there was $13.3 million and $3.6 million outstanding under the Credit and Security Agreement, respectively. The Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. The maximum amounts outstanding under its credit agreements in the 2019 and 2018 first quarters was $18.0 million and $12.8 million, respectively, while borrowings during those quarters averaged $10.3 million and $6.2 million, respectively, and carried weighted average interest rates of 3.0% for both the 2019 and 2018 first quarters.

Under the Credit and Security Agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at March 29, 2019, included a fixed charge coverage ratio, which must be less than 1.10 to 1.00, consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) for the trailing twelve months adjusted for equity-based compensation and severance expenses, must be no less than $5.0 million for the trailing twelve months, and capital expenditures for property, plant, equipment, and capitalized software must be no more than $5.0 million in any annual period. The fixed charge coverage ratio is only tested if availability on a measurement date is less than $5.625 million. Actual borrowings by CTG under the Credit and Security Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves. Total availability as of March 29, 2019 was approximately $21.9 million. The Company was in compliance with these covenants at March 29, 2019 as adjusted EBITDA for the trailing twelve months was $8.4 million and capital expenditures for property, equipment and capitalized software were $0.3 million in 2019 first quarter. The Company was also in compliance with its covenants at March 30, 2018.

Of the total cash and cash equivalents reported on the consolidated balance sheet at March 29, 2019 of $13.1 million, approximately $12.4 million was held by the Company’s foreign operations. Earnings are considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and does not intend to do so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

The Company believes existing internally available funds, cash potentially generated from future operations, funds available under the Company's Credit and Security Agreement (subject to collateral limits) totaling $21.9 million will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, pay a dividend (if any are declared), fund acquisitions, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2019 or 2018 first quarters other than guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $2.7 million at March 29, 2019.

Contractual Obligations

The Company did not enter into any significant contractual obligations during the quarter ended March 29, 2019.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). On January 1, 2019, the Company adopted the new lease standard using the modified retrospective transition approach and elected the transition method to apply the new lease standard as of the January 1, 2019 adoption date. Results for the reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with accounting under Topic 840.

In addition, the Company elected the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification, and initial direct costs. The Company has also elected the practical expedient to separate lease and non-lease components for its office leases and has elected to group lease and non-lease components for its vehicle leases. Upon adoption of Topic 842 on January 1, 2019, the Company recorded approximately $13.1 million of operating lease right-of-use assets and $13.0 million of lease liabilities. The adoption of Topic 842 did not have a material impact on the Company’s condensed consolidated statements of operations and its condensed consolidated statements of cash flows. The new lease standard does not affect the Company’s compliance with financial covenants associated with its debt agreement.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, which requires the immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including trade receivables. This guidance is effective for reporting periods beginning after December 15, 2019;

however, early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-13 will have on its condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations.

Revenue in the Company’s European operations in the 2019 first quarter as compared with the corresponding 2018 period significantly increased primarily due to an increase in IT solutions and staffing work across a number of the Company’s vertical markets and the integration of Tech-IT, which was acquired on February 6, 2019. The revenue increase in Europe in the countries in which the Company operates (Belgium, Luxembourg, United Kingdom, and France) in the 2019 first quarter was impacted in part by the relative strength of the U.S. dollar as compared with the currencies of Belgium, Luxembourg, United Kingdom, and France. In Belgium, Luxembourg, and France, where a significant portion of the Company’s revenue from its European operations is generated, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In the 2019 first quarter as compared with the 2018 first quarter, the average value of the Euro decreased 7.6% while the average value of the British Pound decreased 6.4%. If there had been no change in these exchange rates from the 2018 first quarter to the 2019 first quarter, total European revenue would have been approximately $3.1 million higher and operating income would have been approximately $0.1 million higher.

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

Changes in Internal Control Over Financial Reporting

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on March 29, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company's risk factors from those previously disclosed in the Company's Form 10-K for the period ended December 31, 2018.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased under the Plan or Program
January 1 - January 31		$—	—	$7,727,724
February 1 - February 28	—	$—	—	$7,727,724
March 1 - March 29	—	$—	—	$7,727,724
Total	—		—

**	Excludes broker commissions

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Reference

31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	##

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	#

101.SCH	XBRL Taxonomy Extension Schema Document	#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	#

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	#

101.LAB	XBRL Taxonomy Extension Label Linkbase	#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	#

#	Filed herewith
##	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ John M. Laubacker
John M. Laubacker
Title:	Chief Financial Officer

Date: April 30, 2019