Form 10-Q
period 2019-06-28
COMPUTER TASK GROUP INC
filed 2019-08-09
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                 to

Commission File No. 1-9410

COMPUTER TASK GROUP, INCORPORATED

(Exact name of registrant as specified in its charter)

New York	16-0912632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
800 Delaware Avenue, Buffalo, New York	14209
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (716) 882-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Stock	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CTG	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	July 31, 2019
Common stock, par value $.01 per share	14,443,915

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Revenue	$100,408	$92,667	$197,646	$175,380
Direct costs	82,072	75,082	161,594	141,956
Selling, general and administrative expenses	16,483	16,064	33,072	31,320
Operating income	1,853	1,521	2,980	2,104
Interest and other income	2	6	76	158
Interest and other expense	368	224	622	430
Income before income taxes	1,487	1,303	2,434	1,832
Provision for income taxes	544	363	859	478
Net income	$943	$940	$1,575	$1,354
Net income per share:
Basic	$0.07	$0.07	$0.12	$0.10
Diluted	$0.07	$0.07	$0.11	$0.09
Weighted average shares outstanding:
Basic	13,436	13,756	13,408	14,217
Diluted	13,918	14,453	13,851	14,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net Income	$943	$940	$1,575	$1,354

Foreign currency translation adjustment, net of taxes	445	(1,829)	(478)	(1,149)
Change in pension (loss) gain, net of taxes of $0 and $9 in the 2019 and 2018 second quarters, respectively, and $0 and $18 in the first two quarters of 2019 and 2018, respectively	(46)	503	97	270
Other comprehensive income (loss)	399	(1,326)	(381)	(879)

Comprehensive income (loss)	$1,342	$(386)	$1,194	$475

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	June 28,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$11,290	$12,431
Accounts receivable, net of allowances of $96 and $104 in 2019 and 2018, respectively	91,226	81,313
Prepaid and other current assets	4,291	1,925
Income taxes receivable	381	349
Total current assets	107,188	96,018
Property, equipment and capitalized software, net	5,441	5,656
Operating lease right-of-use assets	14,476	—
Deferred income taxes	734	767
Acquired intangibles, net	5,502	5,936
Goodwill	19,488	11,664
Cash surrender value of life insurance, net	2,393	2,626
Other assets	1,286	1,262
Investments	193	192
Total assets	$156,701	$124,121
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$12,586	$12,387
Accrued compensation	23,470	21,434
Advance billings on contracts	2,965	2,875
Short-term operating lease liabilities	5,382	—
Other current liabilities	8,847	7,467
Total current liabilities	53,250	44,163
Long-term debt	16,972	3,640
Deferred compensation benefits	9,733	9,906
Long-term operating lease liabilities	9,094	—
Deferred income taxes	1,491	1,632
Other long-term liabilities	120	552
Total liabilities	90,660	59,893
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in 2019 and 2018	270	270
Capital in excess of par value	113,684	116,427
Retained earnings	84,123	82,548
Less: Treasury stock of 12,564,584 and 12,745,888 shares at cost, in 2019 and 2018, respectively	(117,044)	(120,406)
Accumulated other comprehensive loss	(14,992)	(14,611)
Total shareholders’ equity	66,041	64,228
Total liabilities and shareholders’ equity	$156,701	$124,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Two Quarters Ended
	June 28, 2019	June 29, 2018
Cash flow from operating activities:
Net income	$1,575	$1,354
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,365	1,237
Equity-based compensation expense	693	1,029
Deferred income taxes	(102)	101
Deferred compensation	(81)	71
Gain on the sale of property and equipment	(2)	(110)
Changes in assets and liabilities that provide (use) cash, excluding the effects of acquisitions:
Accounts receivable	(5,852)	(9,247)
Prepaid and other current assets	(1,242)	(497)
Other long-term assets	(24)	(111)
Cash surrender value of life insurance	233	(173)
Accounts payable	(2,271)	(1,193)
Accrued compensation	2,057	730
Income taxes payable / receivable	121	(860)
Advance billings on contracts	(1,544)	(52)
Other current liabilities	369	1,230
Other long-term liabilities	(432)	(346)
Net cash used in operating activities	(5,137)	(6,837)
Cash flow from investing activities:
Cash paid for acquisitions, net of cash acquired	(8,457)	(13,782)
Additions to property and equipment	(572)	(1,215)
Additions to capitalized software	(91)	(53)
Proceeds from the sale of property and equipment	—	1,720
Proceeds from life insurance	—	1,126
Deferred compensation plan investments, net	(1)	185
Net cash used in investing activities	(9,121)	(12,019)
Cash flow from financing activities:
Proceeds from long-term debt	97,666	68,016
Payments on long-term debt	(84,334)	(66,141)
Proceeds from stock option plan exercises	—	1,848
Proceeds from life insurance loans	—	28,407
Taxes remitted for shares withheld from equity-based compensation transactions	(153)	(275)
Proceeds from Employee Stock Purchase Plan	79	61
Change in cash overdraft, net	154	(551)
Purchase of stock for treasury	—	(13,796)
Net cash provided by financing activities	13,412	17,569
Effect of exchange rates on cash and cash equivalents	(295)	(165)
Net decrease in cash and cash equivalents	(1,141)	(1,452)
Cash and cash equivalents at beginning of year	12,431	11,170
Cash and cash equivalents at end of quarter	$11,290	$9,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of March 29, 2019	27,018	270	115,074	83,180	12,741	(118,860)	(15,391)	64,273
Employee Stock Purchase Plan share issuance	—	—	(48)	—	(9)	89	—	41
Restricted stock plan share issuance/forfeiture	—	—	(1,786)	—	(167)	1,727	—	(59)
Deferred compensation plan share issuance	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	444	—	—	—	—	444
Net income	—	—	—	943	—	—	—	943
Foreign currency adjustment	—	—	—	—	—	—	445	445
Pension gain adjustment, net of tax	—	—	—	—	—	—	(46)	(46)
Balances as of June 28, 2019	27,018	270	113,684	84,123	12,565	(117,044)	(14,992)	66,041

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of March 30, 2018	27,018	270	117,795	85,516	11,467	(110,175)	(13,229)	80,177
Implementation of Accounting Standards	—	—	—	(73)	—	—	—	(73)
Employee Stock Purchase Plan share issuance	—	—	(8)	—	(4)	40	—	32
Stock Option Plan share issuance, net	—	—	(1,116)	—	(268)	2,498	—	1,382
Restricted stock plan share issuance/forfeiture	—	—	(2,080)	—	(79)	901	—	(1,179)
Deferred compensation plan share issuance	—	—	—	—	(118)	1,124	—	1,124
Purchase of stock	—	—	—	—	1,548	(13,667)	—	(13,667)
Equity-based compensation	—	—	556	—	—	—	—	556
Net income	—	—	—	940	—	—	—	940
Foreign currency adjustment	—	—	—	—	—	—	(1,829)	(1,829)
Pension loss adjustment, net of tax	—	—	—	—	—	—	503	503
Balances as of June 29, 2018	27,018	270	115,147	86,383	12,546	(119,279)	(14,555)	67,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of December 31, 2018	27,018	270	116,427	82,548	12,746	(120,406)	(14,611)	64,228
Employee Stock Purchase Plan share issuance	—	—	(91)	—	(18)	170	—	79
Restricted stock plan share issuance/forfeiture	—	—	(1,311)	—	52	1,158	—	(153)
Deferred compensation plan share issuance	—	—	(2,034)	—	(215)	2,034	—	—
Equity-based compensation	—	—	693	—	—	—	—	693
Net income	—	—	—	1,575	—	—	—	1,575
Foreign currency adjustment	—	—	—	—	—	—	(478)	(478)
Pension gain adjustment, net of tax	—	—	—	—	—	—	97	97
Balances as of June 28, 2019	27,018	270	113,684	84,123	12,565	(117,044)	(14,992)	66,041

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of December 31, 2017	27,018	270	120,247	85,029	11,754	(113,246)	(13,676)	78,624
Implementation of Accounting Standards	—	—	—	—	—	—	—	—
Employee Stock Purchase Plan share issuance	—	—	(23)	—	(9)	84	—	61
Stock Option Plan share issuance, net	—	—	(1,590)	—	(366)	3,438	—	1,848
Restricted stock plan share issuance/forfeiture	—	—	(4,516)	—	(247)	2,722	—	(1,794)
Deferred compensation plan share issuance	—	—	—	—	(159)	1,519	—	1,519
Purchase of stock	—	—	—	—	1,573	(13,796)	—	(13,796)
Equity-based compensation	—	—	1,029	—	—	—	—	1,029
Net income	—	—	—	1,354	—	—	—	1,354
Foreign currency adjustment	—	—	—	—	—	—	(1,149)	(1,149)
Pension loss adjustment, net of tax	—	—	—	—	—	—	270	270
Balances as of June 29, 2018	27,018	270	115,147	86,383	12,546	(119,279)	(14,555)	67,966

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal period where the last day of each of the first three quarters is a Friday. The 2019 second quarter began on March 30, 2019 and ended on June 28, 2019. The 2018 second quarter began on March 31, 2018 and ended on June 29, 2018. There were 64 billable days in both the second quarters of 2019 and 2018, and 127 and 128 billable days in the 2019 and 2018 year-to-date periods, respectively.

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

The Company evaluated subsequent events from the date of the most recent balance sheet through the date of this filing. There are no subsequent events that require recognition or disclosure in these unaudited interim condensed consolidated financial statements.

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarter and two quarters ended June 28, 2019 and June 29, 2018 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
IT solutions	35.5%	31.6%	34.9%	31.0%
IT and other staffing	64.5%	68.4%	65.1%	69.0%
Total	100.0%	100.0%	100.0%	100.0%

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

CTG’s revenue by vertical market as a percentage of total revenue for the quarter and two quarters ended June 28, 2019 and June 29, 2018 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Technology service providers	31.7%	32.6%	32.1%	32.7%
Manufacturing	17.1%	18.4%	17.1%	18.9%
Healthcare	16.7%	15.9%	16.5%	15.6%
Financial services	13.4%	15.7%	13.7%	15.1%
Energy	5.5%	5.0%	5.1%	4.9%
General markets	15.6%	12.4%	15.5%	12.8%
Total	100.0%	100.0%	100.0%	100.0%

Revenue Recognition

The Company recognizes revenue when control of the promised good or service is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with progress billing schedules (i.e. progress billing), primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed-price contracts is recognized over time using an input-based approach. Recognizing revenue over time best portrays the Company’s performance in transferring control of the goods or services to the customer. On most fixed price contracts, revenue recognition is supported through contractual clauses that require the customer to pay for work performed to date, including cost plus a reasonable profit margin, for goods or services that have no alternative use to the Company. On certain contracts, revenue recognition is supported through contractual clauses that indicate the customer controls the asset, or work in process, as the Company creates or enhances the asset. On a given project, actual salary and indirect labor costs incurred are measured and compared with the total estimate of costs of such items at the completion of the project. Revenue is recognized based upon the percentage-of-completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs that could distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and experience on similar projects, and includes management judgments and estimates that affect the amount of revenue recognized on fixed-price contracts in any accounting period. Losses on fixed-price projects are recorded when identified.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarter and two quarters ended June 28, 2019 and June 29, 2018 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Time-and-material	79.3%	87.7%	79.7%	87.1%
Progress billing	10.4%	9.8%	10.6%	9.9%
Percentage-of-completion	10.3%	2.5%	9.7%	3.0%
Total	100.0%	100.0%	100.0%	100.0%

The Company recorded revenue in the quarter and two quarters ended June 28, 2019 and June 29, 2018 as follows:

For the Quarter Ended:	June 28, 2019		June 29, 2018		Year-over-Year Change
	(amounts in thousands)
North America	62.4%	$62,653	65.3%	$60,522	3.5%
Europe	37.6%	37,755	34.7%	32,145	17.5%
Total	100.0%	$100,408	100.0%	$92,667	8.4%

For the Two Quarters Ended:	June 28, 2019		June 29, 2018		Year-over-Year Change
	(amounts in thousands)
North America	61.8%	$122,088	65.1%	$114,214	6.9%
Europe	38.2%	75,558	34.9%	61,166	23.5%
Total	100.0%	$197,646	100.0%	$175,380	12.7%

Significant Judgments

With the exception of cost estimates on certain fixed-price projects, there are no other significant judgments used to determine the timing of the satisfaction of performance obligations or determining the transaction price and amounts allocated to performance obligations. The Company allocates the transaction price based on standalone selling prices for contracts with customers that include more than one performance obligation. We determine standalone selling price based on the expected cost of the good or service plus margin approach. Certain customers may qualify for discounts and rebates, which we account for as variable consideration. We estimate variable consideration and reduce revenue recognized based on the amount we expect to provide to customers.

Contract Balances

For time-and-material contracts and contracts with periodic billing schedules, the timing of the Company’s satisfaction of its performance obligations is consistent with the timing of payment. For these contracts, the Company has the right to payment in the amount that corresponds directly with the value of the Company’s performance to date. The Company uses the practical expedient that allows the Company to recognize revenue in the amount for which it has the right to invoice for time-and-material contracts and contracts with periodic billing schedules. Bill schedules for fixed-price contracts are generally consistent with the Company’s performance in transferring control of the goods or services to the customer. There are no significant financing components in contracts with customers. The Company records advanced billings that represent contract liabilities for cash payments received in advance of performance on the condensed consolidated balance sheet. Unbilled receivables are reported within “accounts receivable” on the condensed consolidated balance sheet. Accounts receivable and advanced billings balances fluctuate based on the timing of the customer’s billing schedule and the Company’s month-end date. There are no significant costs to obtain or fulfill contracts with customers.

Transaction Price Allocated to Remaining Performance Obligations

As of June 28, 2019, the aggregate transaction price allocated to unsatisfied or partially unsatisfied performance obligations for fixed-price and all managed-support contracts was approximately $12.3 million and $46.0 million, respectively. Approximately $26.1 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2019. Approximately $32.2 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2020 and beyond. As the Company uses the “right to invoice” practical expedient, we do not disclose the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At June 28, 2019 and December 31, 2018, the carrying amounts of the Company’s cash of $11.3 million and $12.4 million, respectively, approximated fair value.

As described in Note 3 of the condensed consolidated financial statements, the Company acquired 100% of the equity of Soft Company in the 2018 first quarter. Level 3 inputs were used to estimate the fair values of the assets acquired and liabilities assumed. The valuation techniques used to assign fair values to intangible assets included the relief-from-royalty method and excess earnings method. In addition, the Company has a contingent consideration liability related to the earn-out provision of which a portion will be payable in each period subject to the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017, 2018, and 2019. There is no payout if the achievement on either target is below a certain target threshold. The fair value of this contingent consideration is determined using level 3 inputs. The fair value assigned to the contingent consideration liability is determined using the real options method, which requires inputs such as revenue forecasts, EBIT forecasts, discount rate, and other market variables to assess the probability of Soft Company achieving the revenue and EBIT targets.  The Company also acquired Tech-IT in the 2019 first quarter, and the Company anticipates completing the accounting for the acquisition in the 2019 third quarter.

The Company is also allowed to elect an irrevocable option to measure, on a contract-by-contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this accounting standard for any specific contracts during the quarters ended June 28, 2019 or June 29, 2018.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies on 18 individuals, whose average age is 75 years old. Those policies have generated cash surrender value and the Company has taken loans against the policies. At June 28, 2019, these insurance policies have a gross cash surrender value of $28.8 million, outstanding loans and interest totaling $26.4 million, and a net cash surrender value of $2.4 million. At December 31, 2018, these insurance policies had a cash surrender value of $28.4 million, outstanding loans and interest totaling $25.8 million, and a net cash surrender value of $2.6 million. The net cash surrender values are included on the condensed consolidated balance sheet in “Cash surrender value of life insurance” under non-current assets.

At both June 28, 2019 and December 31, 2018, the total death benefit for the remaining policies was approximately $37.6 million. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $10.9 million after the payment of obligations, and, under current tax regulations, record a non-taxable gain of approximately $8.5 million.

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

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at June 28, 2019 and December 31, 2018 are summarized as follows:

(amounts in thousands)	June 28, 2019	December 31, 2018
Property, equipment and capitalized software	$18,721	$18,292
Accumulated depreciation and amortization	(13,280)	(12,636)
Property, equipment and capitalized software, net	$5,441	$5,656

The Company recorded less than $0.1 million of capitalized software costs during both the quarter and two quarters ended June 28, 2019 and June 29, 2018, respectively. As of those dates, the Company had capitalized a total of $2.0 million for software projects developed for commercial use. Amortization periods range from two to five years, and are evaluated periodically for propriety. Amortization expense totaled approximately $0.1 million and $0.3 million in both the quarter and two quarters ended June 28, 2019 and June 29, 2018, respectively. Accumulated amortization for these projects totaled $1.0 million and $0.8 million as of June 28, 2019 and June 29, 2018, respectively.

Guarantees

The Company has a number of guarantees in place in its European operations that support office leases and performance under government contracts. At both June 28, 2019 and December 31, 2018, these guarantees totaled approximately $2.7 million and generally have expiration dates ranging from July 2019 through December 2024.

Goodwill

The goodwill recorded on the Company's condensed consolidated balance sheet at June 28, 2019 relates to the acquisition of Soft Company in the 2018 first quarter, and Tech-IT in the 2019 first quarter. In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment exist in interim periods.

The changes in the carrying amount of goodwill for the two quarters ended June 28, 2019 are as follows:

(amounts in thousands)
Balance at December 31, 2018	$11,664
Acquired goodwill	7,814
Foreign currency translation	10
Balance at June 28, 2019	$19,488

Acquired Intangible Assets

Acquired intangible assets at June 28, 2019 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 year	$749	$469	$(67)	$213
Customer relationships	13 years	6,489	626	(574)	5,289
Total		$7,238	$1,095	$(641)	$5,502

Estimated amortization expense for the remainder of 2019, the five succeeding years, and thereafter is as follows:

Year	Annual Amortization
(amounts in thousands)
2019	$398
2020	498
2021	455
2022	455
2023	455
2024	455
Thereafter	2,786
Total	$5,502

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

In addition, the Company elected the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification, and initial direct costs. The Company has also elected the practical expedient to separate lease and non-lease components for its office leases and has elected to group lease and non-lease components for its vehicle leases. Upon adoption of Topic 842 on January 1, 2019, the Company recorded approximately $13.1 million of operating lease right-of-use assets and lease liabilities. The adoption of Topic 842 did not have a significant impact on the Company’s condensed consolidated statements of income, comprehensive income (loss), or its condensed consolidated statements of cash flows. The new lease standard does not affect the Company’s compliance with financial covenants associated with its debt agreement.

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

3.Acquisitions

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

An earn-out of up to a maximum of $1.7 million (€1.5 million based on a EUR into USD exchange rate of 1.1225) can be earned, a portion of which will be payable in each period subject to the achievement of direct profit targets for fiscal 2018, 2019, and 2020.  There is no payout if the achievement is below the target threshold. The results of operations of Tech-IT have been included in the Company’s consolidated financial results since the date of acquisition. As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included in this quarterly report on Form 10-Q. As of the date of filing this quarterly report on Form 10-Q, the preliminary purchase accounting has not yet been finalized due primarily to the timing of information being provided to our valuation specialist and the pending receipt of a preliminary valuation report for certain assets and liabilities, including identified intangible assets. The Company expects to update this information in the third quarter. At June 28, 2019, the Company allocated value to current assets and liabilities based on book values at February 6, 2019, which approximates fair value. The remaining purchase price is preliminarily allocated to goodwill.

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

The Company has a contingent consideration liability related to an earn-out provision of which a portion will be payable in each period subject to the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017, 2018, and 2019. There is no payout if the achievement on either target is below a certain target threshold. The fair value as of the February 15, 2018 acquisition date was determined to be $2.0 million. In the 2018 second quarter, the Company paid approximately $0.9 million relating to the earn-out based on the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017. The fair value of the remaining contingent consideration liability was determined to be approximately $1.9 million as of June 28, 2019. As such, the Company recorded $0.5 million of selling, general and administrative expense during the first two quarters of 2019. The remaining contingent consideration liability is recorded in “other current liabilities” on the June 28, 2019 condensed consolidated balance sheet.

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

The following table summarizes the allocation of the aggregate purchase consideration to the fair value of the assets acquired and liabilities assumed as of February 15, 2018:

(amounts in thousands)
Assets Acquired:
Cash	$4,059
Accounts receivable	5,551
Prepaids & other	243
Property & equipment	53
Acquired intangibles	7,238
Goodwill	12,720
Total assets acquired	$29,864

Liabilities Assumed:
Accounts payable	4,085
Accrued compensation	2,669
Other short-term liabilities	2,006
Deferred income taxes	1,827
Other long-term liabilities	370
Total liabilities assumed	$10,957
Net assets acquired	$18,907

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

The results of operations of Soft Company have been included in the Company’s consolidated financial results since the date of acquisition. As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included in this quarterly report on Form 10-Q. The Company incurred acquisition-related legal and consulting fees, adjustments to the fair value of the earn-out liability, and amortization of intangible assets of approximately $0.5 million and $0.9 million in the 2019 second quarter and year-to-date period, respectively, which were recorded as a component of selling, general, and administrative expenses in the condensed consolidated statements of income. The purchase price allocation for this acquisition has been finalized.

4.	Net Income Per Share

Basic and diluted earnings per share (EPS) for the quarter and two quarters ended June 28, 2019 and June 29, 2018 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands, except per-share data)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Weighted-average number of shares outstanding during period	13,436	13,756	13,408	14,217
Common stock equivalents from incremental shares under equity-based compensation plans	482	697	443	654
Number of shares on which diluted earnings per share is based	13,918	14,453	13,851	14,871
Net income	$943	$940	$1,575	$1,354
Net income per share
Basic	$0.07	$0.07	$0.12	$0.10
Diluted	$0.07	$0.07	$0.11	$0.09

Weighted-average shares represent the average number of issued shares less treasury shares, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 1.2 million and 0.6 million shares of common stock were outstanding at June 28, 2019 and June 29, 2018, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

5.	Operating Leases

The Company is obligated under a number of long-term operating leases for office space, office equipment, and automobiles leased in Europe. On January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition approach and elected the transition method to apply the new lease standard as of the January 1, 2019 adoption date. Results for the reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840.

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

Operating leases are included in the right-of-use lease assets, short-term lease liabilities, and long-term lease liabilities on the condensed consolidated balance sheet. The Company measures the operating lease liabilities at lease commencement date based on the present value of remaining lease payments using the rate implicit in the lease when readily determinable, or the Company’s secured incremental borrowing rates. The Company has made an accounting policy election not to recognize a lease liability or right-of-use asset for leases with a lease term of twelve months or less and does not include an option to purchase the underlying asset. The Company recognizes lease expense on a straight-line basis over the lease term and variable lease expense in the period incurred. Variable lease cost consists primarily of common-area maintenance, insurance, and taxes, which are paid based on actual costs incurred by the lessor. Operating lease cost for the 2019 second quarter and year-to-date period was $1.7 million and $3.4 million, respectively. Operating lease expense in the 2018 second quarter and year-to-date period was $1.5 million and $3.0 million, respectively. The Company incurred variable lease cost of $0.2 million and $0.3 million, and short-term lease cost of $0.1 million and $0.3 million in the 2019 second quarter and year-to-date period, respectively.

Maturities for the Company’s lease liabilities for all operating leases as of June 28, 2019 are as follows:

Total
Year	Operating Leases
(amounts in thousands)
2019 (remaining)	$2,870
2020	4,838
2021	3,537
2022	2,185
2023	1,404
2024 & thereafter	332
Total undiscounted operating lease payments	$15,166
Less: Interest	(690)
Total present value of operating lease liabilities	$14,476

Operating lease payments exclude $5.1 million of legally binding lease payments for leases signed, but not yet commenced. The weighted average remaining lease term and discount rate for all operating leases as of June 28, 2019 are as follows:

June 28, 2019
Weighted average remaining lease term (years)	3.43
Weighted average remaining discount rate	2.84%

An initial right-of-use asset of $13.1 million was recognized as a non-cash asset addition upon adoption of Topic 842. Supplemental cash flow information related to the Company’s operating leases for the first two quarters of 2019 is as follows:

(amounts in thousands)	June 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$3,382
Right-of-use assets obtained in exchange for new operating lease liabilities	4,308

As of December 31, 2018, minimum obligations under operating leases were as follows:

Total
Year	Operating Leases
(amounts in thousands)
2019	$5,586
2020	4,420
2021	3,050
2022	2,166
2023	1,411
2024 & thereafter	1,192
Minimum future lease obligations	$17,825

6.	Debt

The Company has a credit and security agreement (the “Credit and Security Agreement”) with its bank, which provides for a three-year revolving credit facility in an aggregate principal amount of $45.0 million, including a sublimit of $10.0 million for letters of credit and a $10.0 million sublimit for swing line loans.

The Credit and Security Agreement expires in December 2020, and has interest rates ranging from 150 to 200 basis points over LIBOR or the greater of (i) the prime rate, (ii) the federal fund effective rate plus 50 basis points, and (iii) adjusted LIBOR plus 100 basis points plus a spread ranging from 50 to 100 basis points based on the amounts outstanding under the Credit and Security Agreement. The Company can borrow under the agreement with either rate at its discretion. At June 28, 2019 and June 29, 2018, there was $17.0 million and $6.3 million outstanding under the Credit and Security Agreement, respectively. The Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

The maximum amounts outstanding under its credit agreement in the 2019 and 2018 second quarters were $22.3 million and $10.4 million, respectively, while borrowings during those quarters averaged $15.1 million and $3.5 million, respectively, and carried weighted average interest rates of 3.2% and 3.3%, respectively.

Under the Credit and Security Agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at June 28, 2019, included a fixed charge coverage ratio, which must be less than 1.10 to 1.00, consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for equity-based compensation and severance expenses, must be no less than $5.0 million for the trailing twelve months, and capital expenditures for property, plant, equipment, and capitalized software must be no more than $5.0 million in any annual period. The fixed charge coverage ratio is only tested if availability on a measurement date is less than $5.625 million. Actual borrowings by CTG under the Credit and Security Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves. Total availability as of June 28, 2019 was approximately $22.6 million. The Company was in compliance with these covenants at June 28, 2019 as adjusted EBITDA for the trailing twelve months was $8.6 million and capital expenditures for property, equipment and capitalized software were $0.7 million in the first two quarters of 2019. The Company was also in compliance with its covenants at June 29, 2018.

7.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at June 28, 2019 and December 31, 2018 are as follows:

(amounts in thousands)	June 28, 2019	December 31, 2018
Foreign currency	$(8,500)	$(8,022)
Pension loss, net of tax of $0 in both 2019 and 2018	(6,492)	(6,326)
Implementation of accounting standards	—	(263)
Accumulated other comprehensive loss	$(14,992)	$(14,611)

During the 2019 and 2018 second quarter and year-to-date periods, actuarial losses were amortized to expense as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Amortization of actuarial losses	$47	$70	$93	$142
Income tax	—	(9)	—	(18)
Net of tax	$47	$61	$93	$124

The amortization of both prior service cost and actuarial losses are included in determining net periodic pension cost. See note 9, "Deferred Compensation and Other Benefits" for additional information.

8.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2019 second quarter and year-to-date ETR was 36.6% and 35.3%, respectively, and the 2018 second quarter and year-to-date ETR was 27.8% and 26.1%, respectively.

The ETR was higher in the 2019 second quarter and year-to-date period as compared with the corresponding 2018 periods primarily due to non-deductible acquisition costs related to the Tech-IT and Soft Company acquisitions.

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

As a result of the acquisition of Soft Company on February 15, 2018, the Company maintains an unfunded pension plan related to the current Soft Company employees (FDBP). The Company does not anticipate contributing to the plan in 2019. No benefit payments were made in 2018 and none are expected to be paid in 2019.

Net periodic pension cost for the quarters ended June 28, 2019 and June 29, 2018 for the plans is as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Service cost	$83	$89	$167	$175
Interest cost	146	148	293	296
Expected return on assets	(153)	(162)	(308)	(326)
Amortization of actuarial loss	48	73	96	146
Net periodic pension cost	$124	$148	$248	$291

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see note 2 for “Life Insurance Policies”). The Company does not anticipate contributing to the plan other than for benefit payments as required in 2019 and future years. In the 2019 second quarter and year-to-date period, the Company made benefit payments totaling approximately $0.2 million and $0.3 million, respectively, and expects to make payments in 2019 totaling approximately $0.6 million.  The Company made benefit payments totaling $0.2 million and $0.3 million in the 2018 second quarter and year-to-date period, respectively.

As the NDBP was curtailed for additional contributions in January 2003, no payments were made in the 2019 year-to-date period, and no payments are expected to be made in the remainder of 2019.

The Company does not anticipate contributing to the NDBP in 2019. The assets for the NDBP are held by Aegon, a financial services firm located in the Netherlands. The Company maintains a contract with Aegon to insure future benefit payments of the NDBP; however, due to certain terms of the agreement and potential obligations to the Company, the NDBP has not been settled. The benefit payments to be made in 2019 are expected to be paid by Aegon from plan assets. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the contractual value of the NDBP at any point in time. The fair value of the assets is determined using a Level 3 methodology (see note 2 for “Fair Value”). In 2019, the plan investments have a targeted minimum return to the Company of 4.0%, which is consistent with historical returns and the 4.0% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, intends to maintain the current investment strategy of investing plan assets solely in government bonds throughout 2019.

The BDBP is considered fully funded. The Company made contributions of $0.1 million and $0.2 million in the 2019 second quarter and year-to-date period, respectively, and $0.1 million and $0.2 million in the 2018 second quarter and year-to-date period, respectively. The Company made benefit payments totaling less than $0.1 million in both the 2019 and 2018 second quarters and expects to make payments in 2019 of less than $0.1 million.

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

The change in the fair value of plan assets for the plans for the quarters ended June 28, 2019 and June 29, 2018 was as follows:

	For the Two Quarters Ended
(amounts in thousands)	June 28, 2019	June 29, 2018
Fair value of plan assets at beginning of period	$17,403	$17,575
Return on plan assets	308	323
Contributions	554	593
Benefits paid	(408)	(435)
Effect of exchange rate changes	(101)	(502)
Fair value of plan assets at end of quarter	$17,756	$17,554

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made no cash contributions in either the 2019 or 2018 second quarters or year-to-date periods for amounts earned in the previous year. Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were no stock units purchased in the 2019 or 2018 second quarters.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. There were no cash contributions in either the 2019 or 2018 second quarters or year-to-date periods. Prior to 2018, at the time the contributions were made, the non-employee directors elected to purchase stock units from the Company at current market prices using their available investment balance within the plan. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in return for funds received, the Company released shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

10.	Equity-based Compensation

During the 2019 second quarter and year-to-date period, the Company granted restricted stock totaling 203,400 and 418,726 shares, respectively, which were funded out of treasury stock. During the 2018 second quarter and year-to-date period, the Company granted restricted stock totaling 214,054 and 475,550 shares, respectively, which were funded out of treasury stock.

Director Board fees are paid exclusively in deferred stock units. All of the 215,326 shares granted during 2019 first quarter represented restricted stock units that were granted to Board members. The shares vest in four equal quarterly increments. The Company is expensing these grants ratably during the quarter in which they vest. Grants of similar units to the Board members totaled 118,154 and 159,175 in the 2018 second quarter and year-to-date period.

No performance awards were granted during the 2019 first or second quarters. Of the 261,496 shares granted in the 2018 first quarter, 216,600 shares represented performance grants with a market condition that were granted to senior management on March 20, 2018. Under these grant agreements, the Company’s stock price must increase 50% to $12.27 for a 30-day period within a three-year period from the date of grant for 50% of the grants to vest. The Company’s stock price must increase 100% to $16.36 for a 30-day period within a three-year period from the date of grant for the remaining 50% of the grants to vest.

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

The remaining shares granted in the 2018 or 2019 second quarter or year-to-date periods include shares that primarily vest ratably over four years, beginning one year from the date of grant. A small number of the shares granted vest over a period of three years, with 33% of the grant vesting one year from the date of grant, and another 33% vesting each year thereafter until the grant is fully vested to the employee.

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

No stock options were issued during the 2019 first quarter. A total of 26,500 options were granted during the 2019 second quarter on May 31, 2019.  The options have a fair value of $1.26 per share using the Black-Scholes valuation model.  The assumptions used to calculate the fair value include the price on the date of grant of $4.20 per option, an expected life of 3.7 years, expected volatility of 36.1%, an expected dividend yield of zero, and a risk free rate of 2.2%. The Company granted 13,100 stock options during the 2018 first quarter on February 20, 2018.  The options have a fair value of $1.91 per share using a Black-Scholes valuation model.  The assumptions used to calculate that fair value include the price on date of grant of $6.45 per option, an expected life of 3.7 years, expected volatility of 34.9%, an expected dividend yield of zero, and a risk free rate of 2.4%. The options vest ratably over three years, and are being expensed over that period. The options were granted from the 2010 Equity Award Plan.

11.	Treasury Stock

The Company’s Board of Directors has authorized the repurchase of its stock up to a total of $30.0 million. The Company did not purchase shares for treasury during the 2019 second quarter or year-to-date period. As of June 28, 2019, the Company had repurchased approximately 3.2 million of shares pursuant to the authorization and had approximately $7.7 million left in its current stock repurchase authorization.

During the 2019 second quarter and year-to-date period, the Company issued 203,000 and 419,000 shares, respectively, out of treasury stock primarily to fulfill the share requirements from purchases of stock in the Non-Employee Director Deferred Compensation Plan, stock option exercises, and restricted stock grants.

The Company purchased 1,548,000 and 1,573,000 shares for treasury during the 2018 second quarter and year-to-date period, respectively. At June 29, 2018, the Company had approximately $8.9 million remaining in its stock repurchase authorization. During the 2018 second quarter and year-to-date period, the Company issued 516,000 and 880,000 shares, respectively, out of treasury stock primarily to fulfill the share requirements from purchases of stock in the Non-Employee Director Deferred Compensation Plan, stock options exercises, and restricted stock grants.

12.	Significant Customers

In the 2019 second quarter, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $21.1 million or 21.1% of consolidated revenue compared with $21.9 million or 23.6% of consolidated revenue in the comparable 2018 period. In the 2019 year-to-date period, IBM accounted for $42.0 million or 21.3% of consolidated revenue, compared with $40.8 million or 23.2% of consolidated revenue in the comparable 2018 period. The National Technical Services Agreement with IBM expires on December 31, 2019. The Company’s accounts receivable from IBM at June 28, 2019 and December 31, 2018 totaled $24.2 million and $22.1 million, respectively.

No other customer accounted for 10% or more of the Company's revenue during the 2019 or 2018 second quarters or year-to-date periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Two Quarters Ended June 28, 2019

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters and year-to-date periods ended June 28, 2019 and June 29, 2018 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
IT solutions	35.5%	31.6%	34.9%	31.0%
IT and other staffing	64.5%	68.4%	65.1%	69.0%
Total	100.0%	100.0%	100.0%	100.0%

The Company promotes a significant portion of its services through five vertical market focus areas: technology service providers, manufacturing, healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), financial services, and energy. The Company focuses on these five vertical areas as it believes these either are higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.

The Company’s revenue by vertical market as a percentage of total revenue for the quarters and year-to-date periods ended June 28, 2019 and June 29, 2018 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Technology service providers	31.7%	32.6%	32.1%	32.7%
Manufacturing	17.1%	18.4%	17.1%	18.9%
Healthcare	16.7%	15.9%	16.5%	15.6%
Financial services	13.4%	15.7%	13.7%	15.1%
Energy	5.5%	5.0%	5.1%	4.9%
General markets	15.6%	12.4%	15.5%	12.8%
Total	100.0%	100.0%	100.0%	100.0%

The IT services industry is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies. The Company’s competition varies significantly by geographic region, as well as by the type of service provided. Many of the Company’s competitors are larger than CTG, and have greater financial, technical, sales and marketing resources. In addition, the Company frequently competes with a client’s own internal IT staff. The industry is impacted by the growing use of lower-cost offshore delivery capabilities (primarily India and other parts of Asia). Regularly, new IT products and services are introduced which may render the Company’s existing IT solutions and IT staffing services obsolete. The economic conditions in the markets we serve are continuously changing and may negatively affect our business if we cannot adapt to negative conditions as they occur. There can be no assurance that CTG will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.

Revenue Recognition

The Company recognizes revenue when control of the promised good or service is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with progress billing schedules (i.e. progress billing), primarily monthly, revenue is recognized as services are rendered to the customer. Revenue for fixed-price contracts is recognized over time using an input-based approach. Revenue recognition over time best portrays the Company’s performance in transferring control of the goods or services to the customer. On most fixed price contracts, revenue recognition is supported through contractual clauses that require the customer to pay for work performed to date, including cost plus a reasonable profit margin, for goods or services that have no alternative use to the Company. On certain contracts, revenue recognition is supported through contractual clauses that indicate the customer controls the asset, or work in process, as the Company creates or enhances the asset. On a given project, actual salary and indirect labor costs incurred are measured and compared with the total estimate of costs of such items at the completion of the project. Revenue is recognized based upon the percentage-of-completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs that could distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and experience on similar projects, and includes management judgments and estimates that affect the amount of revenue recognized on fixed-price contracts in any accounting period. Losses on fixed-price projects are recorded when identified.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters and year-to-date periods ended June 28, 2019 and June 29, 2018 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Time-and-material	79.3%	87.7%	79.7%	87.1%
Progress billing	10.4%	9.8%	10.6%	9.9%
Percentage-of-completion	10.3%	2.5%	9.7%	3.0%
Total	100.0%	100.0%	100.0%	100.0%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	June 28, 2019		June 29, 2018
	(amounts in thousands)
Revenue	100.0%	$100,408	100.0%	$92,667
Direct costs	81.7%	82,072	81.0%	75,082
Selling, general and administrative expenses	16.5%	16,483	17.4%	16,064
Operating income	1.8%	1,853	1.6%	1,521
Interest and other expense, net	(0.3)%	(366)	(0.2)%	(218)
Income before income taxes	1.5%	1,487	1.4%	1,303
Provision for income taxes	0.6%	544	0.4%	363
Net income	0.9%	$943	1.0%	$940

For the Two Quarters Ended:	June 28, 2019		June 29, 2018
	(amounts in thousands)
Revenue	100.0%	$197,646	100.0%	$175,380
Direct costs	81.8%	161,594	80.9%	141,956
Selling, general and administrative expenses	16.7%	33,072	17.9%	31,320
Operating income	1.5%	2,980	1.2%	2,104
Interest and other expense, net	(0.3)%	(546)	(0.2)%	(272)
Income before income taxes	1.2%	2,434	1.0%	1,832
Provision for income taxes	0.4%	859	0.2%	478
Net income	0.8%	$1,575	0.8%	$1,354

The Company recorded revenue in the quarter and two quarters ended June 28, 2019 and June 29, 2018 as follows:

For the Quarter Ended:	June 28, 2019		June 29, 2018		Year-over-Year Change
	(amounts in thousands)
North America	62.4%	$62,653	65.3%	$60,522	3.5%
Europe	37.6%	37,755	34.7%	32,145	17.5%
Total	100.0%	$100,408	100.0%	$92,667	8.4%

For the Two Quarters Ended:	June 28, 2019		June 29, 2018		Year-over-Year Change
	(amounts in thousands)
North America	61.8%	$122,088	65.1%	$114,214	6.9%
Europe	38.2%	75,558	34.9%	61,166	23.5%
Total	100.0%	$197,646	100.0%	$175,380	12.7%

There were 64 billable days in both of the 2019 and 2018 second quarters. Reimbursable expenses billed to customers and included in revenue totaled $0.6 million and $1.0 million in the 2019 and 2018 second quarters, respectively.

There were 127 and 128 billable days in the 2019 and 2018 year-to-date periods, respectively. Reimbursable expenses billed to customers and included in revenue totaled $1.2 million and $1.8 million in the 2019 and 2018 year-to-date periods, respectively.

On a consolidated basis, IT solutions revenue increased $6.3 million or 21.6% in the 2019 second quarter as compared with the corresponding 2018 period, and $14.7 million or 27.0% in the 2019 year-to-date period as compared with 2018. The increase is primarily due to an increase in IT solutions services through organic growth in Europe and with the addition of Tech-IT, which was acquired on February 6, 2019. There was also an increase in IT solutions services in North America, primarily in the Company’s healthcare vertical market as the Company began to see an increase in demand for its services during 2018, which continued throughout the first two quarters of 2019.

On a consolidated basis, IT and other staffing revenue increased $1.4 million or 2.2% in the 2019 second quarter as compared with the corresponding 2018 period, and $7.6 million or 6.3% in the 2019 year-to-date period as compared with 2018. The IT staffing increase was primarily due to the addition of Soft Company in the 2018 first quarter, and growth in IT staffing services in the Company’s North American operations in the Company’s technology services vertical market.

The Company includes all billable consultants, consisting of both employees and subcontractors, in its headcount totals. CTG’s headcount at June 28, 2019 was approximately 4,350, which was a 4.8% increase from approximately 4,150 employees at both June 29, 2018, and December 31, 2018.

Revenue in the Company’s European operations increased significantly in the 2019 second quarter and year-to-date period as compared with the corresponding 2018 periods primarily due to a strong increase in IT solutions and IT staffing demand across a number of the Company’s vertical markets, and the addition of Tech-IT, which was acquired on February 6, 2019.

The revenue increase in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was negatively impacted in the 2019 second quarter and year-to-date period by the strength of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, used in the United Kingdom.  If there had been no change in these exchange rates from the 2018 second quarter to the 2019 second quarter, total European revenue would have been approximately $2.4 million higher and operating income would have been less than $0.1 million higher.  If there had been no change in the rates from the 2018 year-to-date period to the corresponding 2019 period, total revenue would have been $5.5 million higher, and operating income would have been $0.2 million higher.

The Company continues to assess the potential impact, if any, that the United Kingdom’s proposed exit from the European Union (Brexit) will have on its operations. To date, there has been a nominal impact on the Company’s operating results from Brexit. As the total revenue generated by our British subsidiary is immaterial as compared with the Company’s total consolidated revenue, we do not expect the impact of the pending exit to have a material impact on the Company’s operations.

In the 2019 second quarter and year-to-date period, International Business Machines Corporation (IBM) was the Company’s largest customer and accounted for $21.1 million or 21.1% and $42.0 million and 21.3%, respectively, of consolidated revenue. This compares with $21.9 million or 23.6% and $40.8 million or 23.2% of consolidated revenue, respectively, in the comparable 2018 periods. The National Technical Services Agreement with IBM expires on December 31, 2019. The Company’s accounts receivable from IBM at June 28, 2019 and December 31, 2018 totaled $24.2 million and $22.1 million, respectively.

No other customer accounted for 10% or more of the Company's revenue during the 2019 or 2018 second quarters or year-to-date periods.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 81.7% and 81.8% of revenue in the 2019 second quarter and year-to-date period, respectively, as compared with 81.0% and 80.9% of revenue in the 2018 corresponding periods, respectively. The Company’s direct costs as a percentage of revenue increased in the 2019 second quarter and year-to-date period as compared with the 2018 corresponding periods primarily due to lower utilization of billable resources in several of the Company’s operating units.

Selling, general and administrative (“SG&A”) expenses were 16.5% of revenue in the 2019 second quarter as compared with 17.4% in the corresponding 2018 period, and 16.7% in the 2019 year-to-date period as compared with 17.9% in the corresponding 2018 period. The decrease in SG&A expenses as a percentage of revenue year-over-year is primarily due to a continued focus on disciplined cost management.

Consolidated operating income was 1.8% of revenue in the 2019 second quarter, compared with 1.6% of revenue in the 2018 second quarter, and 1.5% in the 2019 year-to-date period, as compared with 1.2% in the corresponding 2018 period.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2019 second quarter and year-to-date ETR was 36.6% and 35.3%, respectively, and the 2018 second quarter and year-to-date ETR was 27.8% and 26.1%, respectively.

The ETR was higher in the 2019 second quarter and year-to-date period as compared with the corresponding 2018 periods primarily due to non-deductible acquisition costs related to the Tech-IT and Soft Company acquisitions.

   Net income was $0.07 and $0.11 per diluted share in the 2019 second quarter and year-to-date period, respectively, as compared with $0.07 and $0.09 per diluted share in the 2018 second quarter and year-to-date period, respectively. Diluted earnings per share was calculated using 13.9 million and 14.5 million weighted-average equivalent shares outstanding for the quarters ended June 28, 2019 and June 29, 2018, respectively.

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

Income Taxes—Valuation Allowances on Deferred Tax Assets

At June 28, 2019, the Company had a total of approximately $0.7 million of deferred tax assets, and approximately $1.5 million of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards and state taxes. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the expected tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At June 28, 2019, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $1.0 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at June 28, 2019, the Company had offset a portion of these assets with a valuation allowance totaling $0.3 million, resulting in a net deferred tax asset from net operating loss carryforwards of $0.7 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the 2019 second quarter and year-to-date period would have increased or decreased net income by approximately $15,000 and $24,000, respectively.

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

Financial Condition and Liquidity

On August 9, 2019, the Company filed this Form 10-Q with the SEC for the quarterly period ended June 28, 2019. Previously, the Company reported its results of operations, comprehensive income (loss), and financial position for the quarterly period ended June 28, 2019 with a financial press release dated July 23, 2019, filed with the SEC under Form 8-K. Upon filing this Form 10-Q, the Company recorded an additional $1.6 million of operating lease right-of-use assets, fully offset by $0.3 million of additional short-term operating lease liabilities and $1.3 million of long-term operating lease liabilities on its condensed consolidated balance sheet for June 28, 2019. There were no changes to the Company’s results of operations or comprehensive income (loss), or any other changes to the balance sheets previously included in the financial press release date July 23, 2019.

Cash used in operating activities was $5.1 million in the 2019 year-to-date period, compared with cash used in operating activities of $6.8 million in the 2018 corresponding period. In 2019, net income was $1.6 million, while other non-cash adjustments, primarily consisting of depreciation and amortization expense, equity-based compensation, deferred income taxes, and deferred compensation, totaled $1.9 million. In 2018, net income was $1.4 million, while the corresponding non-cash adjustments totaled $2.3 million.

The accounts receivable balance increased $5.9 million and $9.2 million in 2019 and 2018, respectively. The increase in the accounts receivable balance in 2019 primarily resulted from an increase in revenue of 8.4% in the 2019 second quarter as compared with the corresponding 2018 quarter. There was also an increase in days sales outstanding (DSO) of two days in 2019 to 83 days from 81 days at December 31, 2018. The increase in the accounts receivable balance in 2018 primarily resulted from an increase in revenue of 22.7% in the 2018 second quarter as compared with the corresponding 2017 quarter. The increase in revenue in 2018 was offset by DSO decreasing five days to 81 days in 2018 from 86 days at December 31, 2017.

Prepaid and other current assets increased $1.2 million and $0.5 million in the 2019 and 2018 periods, respectively, due to payments made early in each respective year that are then expensed throughout the year.

The accounts payable balance decreased $2.3 million and $1.2 million in the 2019 and 2018 periods, respectively, primarily due to the timing of certain payments near the end of the quarter of each year as compared with the prior quarter-end. Accrued compensation increased $2.1 million and $0.7 million in the 2019 and 2018 periods, respectively, primarily due higher headcount in each of the respective years compared with the corresponding prior periods.

Investing activities used $9.1 million and $12.0 million of cash in the 2019 and 2018 periods, respectively. Cash paid for the acquisition of Tech-IT, net of cash acquired was approximately $8.5 million in the 2019 first quarter. Cash paid for Soft Company, net of cash acquired was approximately $13.7 million in the 2018 first quarter. The Company used cash for additions to property, equipment, and capitalized software of $0.7 million and $1.3 million in the 2019 and 2018 periods, respectively. The Company has no significant commitments for the purchase of property and equipment at June 28, 2019, but does expect the amount to be spent in the remaining six months of 2019 on additions to property, equipment and capitalized software to increase from the amount spent in the first half of 2019. The Company received approximately $1.8 million of proceeds from the sale of its corporate administrative building in the first quarter of 2018. In addition, the Company received approximately $1.1 million of proceeds from a life insurance policy on a former executive in the 2018 first quarter.

Financing activities provided $13.4 million of cash in 2019 and $17.6 million in 2018. Cash borrowed under the Company’s revolving line of credit to fund the acquisition of Tech-IT and working capital obligations netted to $13.3 million in 2019 and $1.9 million in 2018. The Company recorded $0.0 in 2019 and $1.8 million in 2018 from the proceeds from stock option exercises. In 2018, the Company borrowed approximately $28.4 million against the cash surrender value of its life insurance policies, primarily to return capital to shareholders through the “Dutch Auction” tender offer, fund the acquisition of Soft Company, and for general working capital purposes. Payments made to taxing authorities that represent the value of shares withheld for taxes in employee equity-based compensation transactions totaled $0.2 million and $0.3 million in the 2019 and 2018 periods, respectively. Cash overdrafts relate to the amount of outstanding checks at a point in time, and netted to $0.2 million and ($0.6) million in 2019 and 2018, respectively. The Company did not repurchase shares for treasury under its buyback program in 2019. The Company used approximately $13.8 million to purchase 1.6 million shares for treasury under its buyback program in 2018. As of June 28, 2019, $7.7 million was available under the Company's authorization to purchase shares in future periods.

The Company’s Credit and Security Agreement provides for a three-year revolving credit facility in an aggregate principal amount of $45.0 million, including a sublimit of $10.0 million for letters of credit and a $10.0 million sublimit for swing line loans.

The Credit and Security Agreement expires in December 2020, and has interest rates ranging from 150 to 200 basis points over LIBOR or the greater of (i) the prime rate, (ii) the federal fund effective rate plus 50 basis points, and (iii) adjusted LIBOR plus 100 basis points plus a spread ranging from 50 to 100 basis points based on the amounts outstanding under the Credit and Security Agreement. The Company can borrow under the agreement with either rate at its discretion. At June 28, 2019 and December 31, 2018, there was $17.0 million and $3.6 million outstanding under the Credit and Security Agreement, respectively. The Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

The maximum amounts outstanding under its credit agreement in the 2019 and 2018 second quarters was $22.3 million and $10.4 million, respectively, while borrowings during those quarters averaged $15.1 million and $3.5 million, respectively, and carried weighted average interest rates of 3.2% and 3.3%, respectively.

Under the Credit and Security Agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at June 28, 2019, included a fixed charge coverage ratio, which must be less than 1.10 to 1.00, consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) for the trailing twelve months adjusted for equity-based compensation and severance expenses, must be no less than $5.0 million for the trailing twelve months, and capital expenditures for property, plant, equipment, and capitalized software must be no more than $5.0 million in any annual period. The fixed charge coverage ratio is only tested if availability on a measurement date is less than $5.625 million. Actual borrowings by CTG under the Credit and Security Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves. Total availability as of June 28, 2019 was approximately $22.6 million. The Company was in compliance with these covenants at June 28, 2019 as adjusted EBITDA for the trailing twelve months was $8.6 million and capital expenditures for property, equipment and capitalized software were $0.7 million in the 2019 year-to-date period. The Company was also in compliance with its covenants at June 29, 2018.

Of the total cash and cash equivalents reported on the consolidated balance sheet at June 28, 2019 of $11.3 million, approximately $10.6 million was held by the Company’s foreign operations. Earnings are considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and does not intend to do so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

The Company believes existing internally available funds, cash potentially generated from future operations, and funds available under the Company's Credit and Security Agreement (subject to collateral limits) totaling $22.6 million will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, pay a dividend (if any are declared), fund acquisitions, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2019 or 2018 second quarters other than guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $2.7 million at June 28, 2019.

Contractual Obligations

The Company did not enter into any significant contractual obligations during the quarter or year-to-date period ended June 28, 2019.

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

Revenue in the Company’s European operations in the 2019 second quarter as compared with the corresponding 2018 period significantly increased primarily due to an increase in IT solutions and staffing work across a number of the Company’s vertical markets and the integration of Tech-IT, which was acquired on February 6, 2019. The revenue increase in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was negatively impacted in the 2019 second quarter and year-to-date period by the strength of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, used in the United Kingdom.  If there had been no change in these exchange rates from the 2018 second quarter to the 2019 second quarter, total European revenue would have been approximately $2.4 million higher and operating income would have been approximately $0.1 million higher.  If there had been no change in the rates from the 2018 year-to-date period to the corresponding 2019 period, total revenue would have been $5.5 million higher, and operating income would have been $0.2 million higher.

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

Changes in Internal Control Over Financial Reporting

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on June 28, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company's risk factors from those previously disclosed in the Company's Form 10-K for the period ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved a total authorization for stock repurchases of $30.0 million.  The information below does not include shares withheld by or surrendered to the Company either to satisfy the exercise cost for the cashless exercise of employee stock options, or to satisfy tax withholding obligations associated with equity awards as the number of shares is minor.

Period	Total Number of Shares Purchased	Average Price Paid Per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased under the Plan or Program
April 1 - April 30		$—	—	$7,727,724
May 1 - May 31	—	$—	—	$7,727,724
June 1 - June 28	—	$—	—	$7,727,724
Total	—		—

**	Excludes broker commissions

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Reference

31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	##

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	#

101.SCH	XBRL Taxonomy Extension Schema Document	#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	#

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	#

101.LAB	XBRL Taxonomy Extension Label Linkbase	#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	#

#	Filed herewith
##	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ John M. Laubacker
John M. Laubacker
Title:	Chief Financial Officer

Date: August 9, 2019