Form 10-Q
period 2019-09-27
COMPUTER TASK GROUP INC
filed 2019-11-01
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	October 25, 2019
Common stock, par value $.01 per share	14,700,292

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Revenue	$97,204	$90,260	$294,850	$265,640
Direct costs	78,462	72,935	240,056	214,891
Selling, general and administrative expenses	17,218	16,560	50,290	47,880
Operating income	1,524	765	4,504	2,869
Interest and other income	34	34	110	192
Non-taxable life insurance gain	—	807	—	807
Interest and other expense	236	211	858	641
Income before income taxes	1,322	1,395	3,756	3,227
Provision for income taxes	443	307	1,302	785
Net income	$879	$1,088	$2,454	$2,442
Net income per share:
Basic	$0.07	$0.08	$0.18	$0.17
Diluted	$0.06	$0.08	$0.18	$0.17
Weighted average shares outstanding:
Basic	13,470	13,461	13,429	13,963
Diluted	14,045	14,073	13,916	14,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net Income	$879	$1,088	$2,454	$2,442

Foreign currency translation adjustment, net of taxes	(1,540)	(160)	(2,019)	(1,309)
Change in pension (loss) gain, net of taxes of $0 and $9 in the 2019 and 2018 third quarters, respectively, and $0 and $27 in the first three quarters of 2019 and 2018, respectively	258	64	356	334
Other comprehensive loss	(1,282)	(96)	(1,663)	(975)

Comprehensive income (loss)	$(403)	$992	$791	$1,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	September 27,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$10,693	$12,431
Accounts receivable, net of allowances of $84 and $104 in 2019 and 2018, respectively	86,868	81,313
Prepaid and other current assets	4,465	1,925
Income taxes receivable	—	349
Total current assets	102,026	96,018
Property, equipment and capitalized software, net	5,533	5,656
Operating lease right-of-use assets	14,303	—
Deferred income taxes	676	767
Acquired intangibles, net	8,601	5,936
Goodwill	17,196	11,664
Cash surrender value of life insurance, net	3,354	3,476
Other assets	482	412
Investments	192	192
Total assets	$152,363	$124,121
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$10,958	$12,387
Accrued compensation	30,809	21,434
Advance billings on contracts	2,661	2,875
Short-term operating lease liabilities	5,406	—
Other current liabilities	6,397	7,467
Income taxes payable	262	—
Total current liabilities	56,493	44,163
Long-term debt	8,603	3,640
Deferred compensation benefits	9,664	9,906
Long-term operating lease liabilities	8,897	—
Deferred income taxes	2,315	1,632
Other long-term liabilities	163	552
Total liabilities	86,135	59,893
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in 2019 and 2018	270	270
Capital in excess of par value	111,724	116,427
Retained earnings	85,002	82,548
Less: Treasury stock of 12,317,532 and 12,745,888 shares at cost, in 2019 and 2018, respectively	(114,494)	(120,406)
Accumulated other comprehensive loss	(16,274)	(14,611)
Total shareholders’ equity	66,228	64,228
Total liabilities and shareholders’ equity	$152,363	$124,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Quarters Ended
	September 27, 2019	September 28, 2018
Cash flow from operating activities:
Net income	$2,454	$2,442
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,422	1,905
Equity-based compensation expense	1,161	1,694
Deferred income taxes	(300)	(408)
Deferred compensation	66	(230)
Gain on the sale of property and equipment	—	(109)
Non-taxable life insurance gain	—	(807)
Changes in assets and liabilities that provide (use) cash, excluding the effects of acquisitions:
Accounts receivable	(2,904)	(8,605)
Prepaid and other current assets	(1,500)	(1,794)
Other long-term assets	(70)	624
Cash surrender value of life insurance	708	(125)
Accounts payable	(3,478)	(2,805)
Accrued compensation	9,891	6,988
Income taxes payable / receivable	794	(334)
Advance billings on contracts	(1,763)	833
Other current liabilities	(2,644)	872
Other long-term liabilities	(608)	(434)
Net cash provided by (used in) operating activities	4,229	(293)
Cash flow from investing activities:
Cash paid for acquisitions, net of cash acquired	(8,457)	(13,782)
Additions to property and equipment	(838)	(1,664)
Additions to capitalized software	(408)	(210)
Proceeds from the sale of property and equipment	—	1,724
Premiums paid for life insurance	(586)	(564)
Proceeds from life insurance	—	1,126
Deferred compensation plan investments, net	—	190
Net cash used in investing activities	(10,289)	(13,180)
Cash flow from financing activities:
Proceeds from long-term debt	133,455	105,591
Payments on long-term debt	(128,492)	(106,911)
Proceeds from stock option plan exercises	91	1,848
Proceeds from life insurance loans	—	28,246
Taxes remitted for shares withheld from equity-based compensation transactions	(153)	(287)
Proceeds from Employee Stock Purchase Plan	110	56
Change in cash overdraft, net	(8)	(675)
Purchase of stock for treasury	—	(14,873)
Net cash provided by financing activities	5,003	12,995
Effect of exchange rates on cash and cash equivalents	(681)	(205)
Net decrease in cash and cash equivalents	(1,738)	(683)
Cash and cash equivalents at beginning of year	12,431	11,170
Cash and cash equivalents at end of quarter	$10,693	$10,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of June 28, 2019	27,018	$270	$113,684	$84,123	12,565	$(117,044)	$(14,992)	$66,041
Employee Stock Purchase Plan share issuance	—	—	(34)	—	(7)	66	—	32
Stock Option Plan share issuance, net	—	—	(468)	—	(40)	558	—	90
Restricted stock plan share issuance/forfeiture	—	—	(1,926)	—	(200)	1,926	—	—
Deferred compensation plan share issuance	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	468	—	—	—	—	468
Net income	—	—	—	879	—	—	—	879
Foreign currency adjustment	—	—	—	—	—	—	(1,540)	(1,540)
Pension gain adjustment, net of tax	—	—	—	—	—	—	258	258
Balances as of September 27, 2019	27,018	$270	$111,724	$85,002	12,318	$(114,494)	$(16,274)	$66,228

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of June 29, 2018	27,018	$270	$115,147	$86,383	12,546	$(119,279)	$(14,555)	$67,966
Employee Stock Purchase Plan share issuance	—	—	(67)	—	(5)	62	—	(5)
Stock Option Plan share issuance, net	—	—	—	—	—	—	—	—
Restricted stock plan share issuance/forfeiture	—	—	—	—	2	(12)	—	(12)
Deferred compensation plan share issuance	—	—	—	—	—	—	—	—
Purchase of stock	—	—	—	—	178	(1,078)	—	(1,078)
Equity-based compensation	—	—	666	—	—	—	—	666
Net income	—	—	—	1,088	—	—	—	1,088
Foreign currency adjustment	—	—	—	—	—	—	(160)	(160)
Pension gain adjustment, net of tax	—	—	—	—	—	—	64	64
Balances as of September 28, 2018	27,018	$270	$115,746	$87,471	12,721	$(120,307)	$(14,651)	$68,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of December 31, 2018	27,018	$270	$116,427	$82,548	12,746	$(120,406)	$(14,611)	$64,228
Employee Stock Purchase Plan share issuance	—	—	(126)	—	(25)	236	—	110
Stock Option Plan share issuance, net	—	—	(467)	—	(41)	558	—	91
Restricted stock plan share issuance/forfeiture	—	—	(3,237)	—	(147)	3,084	—	(153)
Deferred compensation plan share issuance	—	—	(2,034)	—	(215)	2,034	—	—
Equity-based compensation	—	—	1,161	—	—	—	—	1,161
Net income	—	—	—	2,454	—	—	—	2,454
Foreign currency adjustment	—	—	—	—	—	—	(2,019)	(2,019)
Pension gain adjustment, net of tax	—	—	—	—	—	—	356	356
Balances as of September 27, 2019	27,018	$270	$111,724	$85,002	12,318	$(114,494)	$(16,274)	$66,228

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of December 31, 2017	27,018	$270	$120,247	$85,029	11,754	$(113,246)	$(13,676)	$78,624
Employee Stock Purchase Plan share issuance	—	—	(89)	—	(13)	146	—	57
Stock Option Plan share issuance, net	—	—	(1,590)	—	(366)	3,438	—	1,848
Restricted stock plan share issuance/forfeiture	—	—	(4,516)	—	(246)	2,710	—	(1,806)
Deferred compensation plan share issuance	—	—	—	—	(159)	1,519	—	1,519
Purchase of stock	—	—	—	—	1,751	(14,874)	—	(14,874)
Equity-based compensation	—	—	1,694	—	—	—	—	1,694
Net income	—	—	—	2,442	—	—	—	2,442
Foreign currency adjustment	—	—	—	—	—	—	(1,309)	(1,309)
Pension gain adjustment, net of tax	—	—	—	—	—	—	334	334
Balances as of September 28, 2018	27,018	$270	$115,746	$87,471	12,721	$(120,307)	$(14,651)	$68,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statements

The condensed consolidated financial statements included herein reflect, in the opinion of the management of Computer Task Group, Incorporated (“CTG” or “the Company”), all normal recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations, comprehensive income (loss), cash flows, and shareholders’ equity for the periods presented. Certain prior period amounts have been reclassified to conform to the current year presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10‑K filed with the SEC.

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal period where the last day of each of the first three quarters is a Friday. The 2019 third quarter began on June 29, 2019 and ended on September 27, 2019. The 2018 third quarter began on June 30, 2018 and ended on September 28, 2018. There were 63 billable days in both the third quarters of 2019 and 2018, and 190 and 191 billable days in the 2019 and 2018 year-to-date periods, respectively.

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarter and three quarters ended September 27, 2019 and September 28, 2018 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
IT solutions	33.9%	32.1%	34.6%	31.3%
IT and other staffing	66.1%	67.9%	65.4%	68.7%
Total	100.0%	100.0%	100.0%	100.0%

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

CTG’s revenue by vertical market as a percentage of total revenue for the quarter and three quarters ended September 27, 2019 and September 28, 2018 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Technology service providers	32.9%	31.4%	32.4%	32.2%
Manufacturing	17.6%	20.3%	17.2%	19.7%
Healthcare	16.9%	16.9%	16.7%	16.0%
Financial services	13.0%	15.7%	13.6%	15.3%
Energy	5.4%	4.4%	5.2%	4.8%
General markets	14.2%	11.3%	14.9%	12.0%
Total	100.0%	100.0%	100.0%	100.0%

Revenue Recognition

The Company recognizes revenue when control of the promised good or service is transferred to clients, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with progress billing schedules (i.e. progress billing), primarily monthly, revenue is recognized as services are rendered to the client. Revenue for fixed-price contracts is recognized over time using an input-based approach. Recognizing revenue over time best portrays the Company’s performance in transferring control of the goods or services to the client. On most fixed price contracts, revenue recognition is supported through contractual clauses that require the client to pay for work performed to date, including cost plus a reasonable profit margin, for goods or services that have no alternative use to the Company. On certain contracts, revenue recognition is supported through contractual clauses that indicate the client controls the asset, or work in process, as the Company creates or enhances the asset. On a given project, actual salary and indirect labor costs incurred are measured and compared with the total estimate of costs of such items at the completion of the project. Revenue is recognized based upon the percentage-of-completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs that could distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and experience on similar projects, and includes management judgments and estimates that affect the amount of revenue recognized on fixed-price contracts in any accounting period. Losses on fixed-price projects are recorded when identified.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarter and three quarters ended September 27, 2019 and September 28, 2018 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Time-and-material	80.7%	84.6%	80.2%	85.4%
Progress billing	10.1%	10.5%	10.2%	10.1%
Percentage-of-completion	9.2%	4.9%	9.6%	4.5%
Total	100.0%	100.0%	100.0%	100.0%

The Company recorded revenue in the quarter and three quarters ended September 27, 2019 and September 28, 2018 as follows:

For the Quarter Ended:	September 27, 2019		September 28, 2018		Year-over-Year Change
	(amounts in thousands)
North America	63.6%	$61,866	65.6%	$59,211	4.5%
Europe	36.4%	35,338	34.4%	31,049	13.8%
Total	100.0%	$97,204	100.0%	$90,260	7.7%

For the Three Quarters Ended:	September 27, 2019		September 28, 2018		Year-over-Year Change
	(amounts in thousands)
North America	62.4%	$183,953	65.3%	$173,425	6.1%
Europe	37.6%	110,897	34.7%	92,215	20.3%
Total	100.0%	$294,850	100.0%	$265,640	11.0%

Significant Judgments

With the exception of cost estimates on certain fixed-price projects, there are no other significant judgments used to determine the timing of the satisfaction of performance obligations or determining the transaction price and amounts allocated to performance obligations. The Company allocates the transaction price based on standalone selling prices for contracts with clients that include more than one performance obligation. We determine standalone selling price based on the expected cost of the good or service plus margin approach. Certain clients may qualify for discounts and rebates, which we account for as variable consideration. We estimate variable consideration and reduce revenue recognized based on the amount we expect to provide to clients.

Contract Balances

For time-and-material contracts and contracts with periodic billing schedules, the timing of the Company’s satisfaction of its performance obligations is consistent with the timing of payment. For these contracts, the Company has the right to payment in the amount that corresponds directly with the value of the Company’s performance to date. The Company uses the practical expedient that allows the Company to recognize revenue in the amount for which it has the right to invoice for time-and-material contracts and contracts with periodic billing schedules. Bill schedules for fixed-price contracts are generally consistent with the Company’s performance in transferring control of the goods or services to the client. There are no significant financing components in contracts with clients. The Company records advanced billings that represent contract liabilities for cash payments received in advance of performance on the condensed consolidated balance sheet. Unbilled receivables are reported within “accounts receivable” on the condensed consolidated balance sheet. Accounts receivable and advanced billings balances fluctuate based on the timing of the client’s billing schedule and the Company’s month-end date. There are no significant costs to obtain or fulfill contracts with clients.

Transaction Price Allocated to Remaining Performance Obligations

As of September 27, 2019, the aggregate transaction price allocated to unsatisfied or partially unsatisfied performance obligations for fixed-price and all managed-support contracts was approximately $10.8 million and $40.0 million, respectively. Approximately $14.7 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2019 and approximately $36.1 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2020 and beyond. As the Company uses the “right to invoice” practical expedient, we do not disclose the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Taxes Collected from Clients

In instances where the Company collects taxes from its clients for remittance to governmental authorities, primarily in its international locations, revenue and expenses are not presented on a gross basis in the condensed consolidated financial statements as such taxes are recorded in the Company's accounts on a net basis.

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At September 27, 2019 and December 31, 2018, the carrying amounts of the Company’s cash of $10.7 million and $12.4 million, respectively, approximated fair value.

As described in Note 3 of the condensed consolidated financial statements, the Company acquired 100% of the equity of Soft Company in the 2018 first quarter. Level 3 inputs were used to estimate the fair values of the assets acquired and liabilities assumed. The valuation techniques used to assign fair values to intangible assets included the relief-from-royalty method and excess earnings method. In addition, the Company has a contingent consideration liability related to the earn-out provision of which a portion will be payable in each period subject to the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017, 2018, and 2019. There is no payout if the achievement on either target is below a certain target threshold. The fair value of this contingent consideration is determined using level 3 inputs. The fair value assigned to the contingent consideration liability is determined using the real options method, which requires inputs such as revenue forecasts, EBIT forecasts, discount rate, and other market variables to assess the probability of Soft Company achieving the revenue and EBIT targets.  The Company also acquired Tech-IT in the 2019 first quarter, and the Company has begun the process of accounting for the acquisition and anticipates completion in the 2019 fourth quarter.

The Company is also allowed to elect an irrevocable option to measure, on a contract-by-contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this accounting standard for any specific contracts during the quarters ended September 27, 2019 or September 28, 2018.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies on 18 individuals, whose average age is 76 years old. Those policies have generated cash surrender value and the Company has taken loans against the policies. At September 27, 2019, these insurance policies have a gross cash surrender value of $29.5 million, outstanding loans and interest totaling $26.7 million, and a net cash surrender value of $2.8 million. At December 31, 2018, these insurance policies had a gross cash surrender value of $28.4 million, outstanding loans and interest totaling $25.7 million, and a net cash surrender value of $2.6 million. The net cash surrender values are included on the condensed consolidated balance sheet in “Cash surrender value of life insurance” under non-current assets.

At both September 27, 2019 and December 31, 2018, the total death benefit for the remaining policies was approximately $37.6 million. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $10.6 million after the payment of obligations, and, under current tax regulations, record a non-taxable gain of approximately $8.1 million.

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

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at September 27, 2019 and December 31, 2018 are summarized as follows:

(amounts in thousands)	September 27, 2019	December 31, 2018
Property, equipment and capitalized software	$17,698	$18,292
Accumulated depreciation and amortization	(12,165)	(12,636)
Property, equipment and capitalized software, net	$5,533	$5,656

The Company recorded $0.3 million and $0.4 million of capitalized software costs during the quarter and three quarters ended September 27, 2019, respectively, and less than $0.2 million of capitalized software costs during the quarter and three quarters ended September 28, 2018. As of those dates, the Company had capitalized a total of $2.3 million and $2.2 million, respectively, for software projects developed for commercial use. Amortization periods range from three to five years, and are evaluated periodically for propriety. Amortization expense totaled approximately $0.1 million and $0.4 million in the quarter and three quarters ended September 27, 2019, respectively, and approximately $0.1 million and $0.4 million in the quarter and three quarters ended September 28, 2018, respectively. Accumulated amortization for these projects totaled $1.1 million and $1.0 million as of September 27, 2019 and September 28, 2018, respectively.

Guarantees

The Company has a number of guarantees in place in its European operations that support office leases and performance under government contracts. At September 27, 2019 and December 31, 2018, these guarantees totaled approximately $2.7 million and generally have expiration dates ranging from September 2019 through December 2024.

Goodwill

The goodwill recorded on the Company's condensed consolidated balance sheet at September 27, 2019 relates to the acquisition of Soft Company in the 2018 first quarter, and Tech-IT in the 2019 first quarter. In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment exist in interim periods.

The changes in the carrying amount of goodwill for the three quarters ended September 27, 2019 are as follows:

(amounts in thousands)
Balance at December 31, 2018	$11,664
Acquired goodwill	5,968
Foreign currency translation	(436)
Balance at September 27, 2019	$17,196

Acquired Intangible Assets

Acquired intangible assets at September 27, 2019 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 year	$1,432	$724	$(120)	$588
Customer relationships	8-13 years	9,905	950	(942)	8,013
Total		$11,337	$1,674	$(1,062)	$8,601

Estimated amortization expense for the remainder of 2019, the five succeeding years, and thereafter is as follows:

Year	Annual Amortization
(amounts in thousands)
2019	$376
2020	1,216
2021	902
2022	847
2023	847
2024	847
Thereafter	3,566
Total	$8,601

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

In addition, the Company elected the package of practical expedients, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification, and initial direct costs. The Company has also elected the practical expedient to separate lease and non-lease components for its office leases and has elected to group lease and non-lease components for its vehicle leases. Upon adoption of Topic 842 on January 1, 2019, the Company recorded approximately $13.1 million of operating lease right-of-use assets and lease liabilities. The adoption of Topic 842 did not have a significant impact on the Company’s condensed consolidated statements of income, comprehensive income (loss), or its condensed consolidated statements of cash flows. The new lease standard does not affect the Company’s compliance with financial covenants associated with its debt agreement.

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

An earn-out of up to a maximum of $2.3 million (€2.0 million based on a EUR into USD exchange rate of 1.1386) can be earned, a portion of which will be payable in each period subject to the achievement of direct profit targets for fiscal 2018, 2019, and 2020.  There is no payout if the achievement on the target is below the threshold. The fair value as of the February 6, 2019 acquisition date was determined to be $1.1 million, and was also $1.1 million as of September 27, 2019. As such, the Company did not record any selling, general and administrative expense during the first three quarters of 2019 for this earnout. The contingent consideration liability is recorded in “other current liabilities” on the September 27, 2019 condensed consolidated balance sheet.

The acquisition date fair value of the consideration for the acquisition of Tech-IT consisted of the following as of February 6, 2019:

(amounts in thousands)
Cash consideration	$9,677
Fair value of contingent consideration	1,139
Fair value of purchase consideration	$10,816

The following table summarizes the allocation of the aggregate purchase consideration to the fair value of the assets acquired and liabilities assumed as of February 6, 2019:

(amounts in thousands)
Assets Acquired:
Cash	$1,220
Accounts receivable	4,388
Prepaids & other	1,269
Property & equipment	98
Acquired intangibles	4,099
Goodwill	5,968
Total assets acquired	$17,042

Liabilities Assumed:
Accounts payable	$2,382
Accrued compensation	82
Other short-term liabilities	2,648
Deferred income taxes	1,114
Total liabilities assumed	6,226
Net assets acquired	$10,816

The purchase consideration for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill, which is not deductible for income tax purposes.

(amounts in thousands)	Fair Value	Estimated Useful Life
Trademarks	$684	2 years
Customer relationships	3,415	8 years
Fair value of purchase consideration	$4,099

The Company incurred acquisition-related legal and consulting fees and amortization of intangible assets of approximately $0.4 million and $0.5 million in the 2019 third quarter and year-to-date period, respectively, which were recorded as a component of selling, general, and administrative expenses in the condensed consolidated statements of income. The purchase price allocation for this acquisition has been finalized.

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

The Company has a contingent consideration liability related to an earn-out provision of which a portion will be payable in each period subject to the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017, 2018, and 2019. There is no payout if the achievement on either target is below a certain target threshold. The fair value as of the February 15, 2018 acquisition date was determined to be $2.0 million. In the 2018 second quarter, the Company paid approximately $0.9 million relating to the earn-out based on the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017. The fair value of the remaining contingent consideration liability was determined to be approximately $0.9 million as of September 27, 2019. As such, the Company recorded $0.2 million and $0.6 million of selling, general and administrative expense during the quarter and three quarters ended September 27, 2019, respectively. The remaining contingent consideration liability is recorded in “other current liabilities” on the September 27, 2019 condensed consolidated balance sheet.

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

The results of operations of Soft Company have been included in the Company’s consolidated financial results since the date of acquisition. As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included in this quarterly report on Form 10-Q. The Company incurred acquisition-related legal and consulting fees, adjustments to the fair value of the earn-out liability, and amortization of intangible assets of approximately $0.4 million and $1.2 million in the 2019 third quarter and year-to-date period, respectively, which were recorded as a component of selling, general, and administrative expenses in the condensed consolidated statements of income. The purchase price allocation for this acquisition has been finalized.

4.	Net Income Per Share

Basic and diluted earnings per share (EPS) for the quarter and three quarters ended September 27, 2019 and September 28, 2018 were as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands, except per-share data)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Weighted-average number of shares outstanding during period	13,470	13,461	13,429	13,963
Common stock equivalents from incremental shares under equity-based compensation plans	575	612	487	640
Number of shares on which diluted earnings per share is based	14,045	14,073	13,916	14,603
Net income	$879	$1,088	$2,454	$2,442
Net income per share
Basic	$0.07	$0.08	$0.18	$0.17
Diluted	$0.06	$0.08	$0.18	$0.17

Weighted-average shares represent the average number of issued shares less treasury shares, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 1.1 million and 0.7 million shares of common stock were outstanding at September 27, 2019 and September 28, 2018, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

5.	Operating Leases

The Company is obligated under a number of long-term operating leases for office space and office equipment, and for automobiles leased in Europe. On January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition approach and elected the transition method to apply the new lease standard as of the January 1, 2019 adoption date. Results for the reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 840.

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

Operating leases are included in the right-of-use lease assets, short-term lease liabilities, and long-term lease liabilities on the condensed consolidated balance sheet. The Company measures the operating lease liabilities at lease commencement date based on the present value of remaining lease payments using the rate implicit in the lease when readily determinable, or the Company’s secured incremental borrowing rate. The Company has made an accounting policy election not to recognize a lease liability or right-of-use asset for leases with a lease term of twelve months or less and do not include an option to purchase the underlying asset. The Company recognizes lease expense on a straight-line basis over the lease term and variable lease expense in the period incurred. Variable lease cost consists primarily of common-area maintenance, insurance, and taxes, which are paid based on actual costs incurred by the lessor. Operating lease cost for the 2019 third quarter and year-to-date period was $1.7 million and $5.1 million, respectively. Operating lease expense in the 2018 third quarter and year-to-date period was $1.4 million and $4.4 million, respectively. The Company incurred variable lease cost of $0.1 million and $0.4 million, and short-term lease cost of $0.1 million and $0.4 million in the 2019 third quarter and year-to-date period, respectively.

Maturities for the Company’s lease liabilities for all operating leases as of September 27, 2019 are as follows:

Total
Year	Operating Leases
(amounts in thousands)
2019 (remaining)	$1,505
2020	5,129
2021	3,818
2022	2,475
2023	1,606
2024 & thereafter	439
Total undiscounted operating lease payments	$14,972
Less: Interest	(669)
Total present value of operating lease liabilities	$14,303

Operating lease payments exclude $4.8 million of legally binding lease payments for leases signed, but not yet commenced. The weighted average remaining lease term and discount rate for all operating leases as of September 27, 2019 are as follows:

September 27, 2019
Weighted average remaining lease term (years)	3.36
Weighted average remaining discount rate	2.83%

An initial right-of-use asset of $13.1 million was recognized as a non-cash asset addition upon adoption of Topic 842. Supplemental cash flow information related to the Company’s operating leases for the first three quarters of 2019 is as follows:

(amounts in thousands)	September 27, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$5,062
Right-of-use assets obtained in exchange for new operating lease liabilities	5,205

As of December 31, 2018, minimum obligations under operating leases were as follows:

Total
Year	Operating Leases
(amounts in thousands)
2019	$5,586
2020	4,420
2021	3,050
2022	2,166
2023	1,411
2024 & thereafter	1,192
Minimum future lease obligations	$17,825

6.	Debt

The Company has a credit and security agreement (the “Credit and Security Agreement”) with its bank, which provides for a three-year revolving credit facility in an aggregate principal amount of $45.0 million, including a sublimit of $10.0 million for letters of credit and a $10.0 million sublimit for swing line loans.

The Credit and Security Agreement expires in December 2020, and has interest rates ranging from 150 to 200 basis points over LIBOR or the greater of (i) the prime rate, (ii) the federal funds effective rate plus 50 basis points, and (iii) adjusted LIBOR plus 100 basis points plus a spread ranging from 50 to 100 basis points based on the amounts outstanding under the Credit and Security Agreement. The Company can borrow under the agreement with either rate at its discretion. At September 27, 2019 and December 31, 2018, there was $8.6 million and $3.6 million outstanding under the Credit and Security Agreement, respectively. The Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

The maximum amounts outstanding under its credit agreement in the 2019 and 2018 third quarters were $17.0 million and $7.9 million, respectively, while borrowings during those quarters averaged $10.5 million and $4.0 million, respectively, and carried weighted average interest rates of 2.7% and 3.4%, respectively.

Under the Credit and Security Agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at September 27, 2019, included a fixed charge coverage ratio, which must be less than 1.10 times consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for equity-based compensation and severance expenses, must be no less than $5.0 million for the trailing twelve months, and capital expenditures for property, plant, equipment, and capitalized software must be no more than $5.0 million in any annual period. The fixed charge coverage ratio is only tested if availability on a measurement date is less than $5.625 million. Actual borrowings by CTG under the Credit and Security Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves. Total availability as of September 27, 2019 was approximately $30.6 million. The Company was in compliance with these covenants at September 27, 2019 as adjusted EBITDA for the trailing twelve months was $8.7 million and capital expenditures for property, equipment and capitalized software were $1.2 million in the first three quarters of 2019. The Company was also in compliance with its covenants at September 28, 2018.

7.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at September 27, 2019 and December 31, 2018 are as follows:

(amounts in thousands)	September 27, 2019	December 31, 2018
Foreign currency	$(10,041)	$(8,022)
Pension loss, net of tax of $0 in both 2019 and 2018	(6,233)	(6,326)
Implementation of accounting standards	—	(263)
Accumulated other comprehensive loss	$(16,274)	$(14,611)

During the 2019 and 2018 third quarter and year-to-date periods, actuarial losses were amortized to expense as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Amortization of actuarial losses	$45	$67	$138	$210
Income tax	—	(9)	—	(27)
Net of tax	$45	$58	$138	$183

The amortization of both prior service cost and actuarial losses, with the exception of the actuarial gains related to the post retirement benefit plan, are included in determining net periodic pension cost. See note 9, "Deferred Compensation and Other Benefits" for additional information.

8.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2019 third quarter and year-to-date ETR was 33.5% and 34.7%, respectively, and the 2018 third quarter and year-to-date ETR was 22.0% and 24.3%, respectively.

The ETR was higher in the 2019 third quarter and year-to-date period as compared with the corresponding 2018 periods primarily due to a non-taxable life insurance gain in the 2018 third quarter.

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

Net periodic pension cost for the quarters ended September 27, 2019 and September 28, 2018 for the plans is as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Service cost	$82	$88	$249	$263
Interest cost	145	146	438	443
Expected return on assets	(152)	(159)	(460)	(485)
Amortization of actuarial loss	48	72	144	218
Net periodic pension cost	$123	$147	$371	$439

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see note 2 for “Life Insurance Policies”). The Company does not anticipate contributing to the plan other than for benefit payments as required in 2019 and future years. In the 2019 third quarter and year-to-date period, the Company made benefit payments totaling approximately $0.1 million and $0.4 million, respectively, and expects to make payments in 2019 totaling approximately $0.6 million.  The Company made benefit payments totaling $0.2 million and $0.5 million in the 2018 third quarter and year-to-date period, respectively.

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

The BDBP is considered fully funded. The Company made contributions of $0.2 million and $0.4 million in the 2019 third quarter and year-to-date period, respectively, and $0.1 million and $0.3 million in the 2018 third quarter and year-to-date period, respectively. The Company made benefit payments totaling less than $0.1 million in both the 2019 and 2018 third quarters and expects to make payments in 2019 of less than $0.1 million.

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

The change in the fair value of plan assets for the plans for the quarters ended September 27, 2019 and September 28, 2018 was as follows:

	For the Three Quarters Ended
(amounts in thousands)	September 27, 2019	September 28, 2018
Fair value of plan assets at beginning of period	$17,403	$17,689
Return on plan assets	460	478
Contributions	829	898
Benefits paid	(610)	(665)
Effect of exchange rate changes	(798)	(556)
Fair value of plan assets at end of quarter	$17,284	$17,844

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made no cash contributions in either the 2019 or 2018 third quarters or year-to-date periods for amounts earned in the previous year. Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were no stock units purchased in the 2019 or 2018 third quarters or year-to date periods.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. There were no cash contributions in either the 2019 or 2018 third quarters or year-to-date periods. Prior to 2018, at the time the contributions were made, the non-employee directors elected to purchase stock units from the Company at current market prices using their available investment balance within the plan. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in return for funds received, the Company released shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

10.	Equity-based Compensation

During the 2019 third quarter and year-to-date period, the Company granted restricted stock totaling 217,542 and 636,268 shares, respectively. There were no restricted stock grants issued during the 2018 third quarter and 483,800 shares granted in the 2018 year-to-date period. All grants in 2018 and 2019 were funded out of treasury stock.

Director Board fees are paid exclusively in deferred stock units. The 215,326 shares granted during the 2019 first quarter represented restricted stock units that were granted to Board members. The shares vest in four equal quarterly increments. The Company is expensing these grants ratably during the quarter in which they vest. There were no additional shares granted to the directors in the 2019 year-to-date period. Grants of similar units to the Board members totaled 0 and 159,175 in the 2018 third quarter and year-to-date period.

  The 217,542 shares granted in the 2019 third quarter were granted to senior management and included a performance condition. The shares will only vest, in part, to senior management if at least 80% of a three-year cumulative target for diluted earnings per share is met for the three-year period ended December 31, 2021.  If at least 80% of the three-year EPS target is not met, the grants will expire.

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

The remaining shares granted in the 2018 or 2019 year-to-date periods include shares that primarily vest ratably over four years, beginning one year from the date of grant. A small number of the shares granted vest over a period of three years, with 33% of the grant vesting one year from the date of grant, and another 33% vesting each year thereafter until the grant is fully vested to the employee.

The restricted shares granted are considered outstanding, can be voted, and are eligible to receive dividends in the event any are paid. However, these shares do not include a non-forfeitable right for the holder to receive dividends and none will be paid in the event the awards do not vest. Accordingly, only vested shares of outstanding restricted stock are included in the basic earnings per share calculation. The shares and share units were granted from the 2010 Equity Award Plan and the 1991 Restricted Stock plan.

No stock options were issued during the 2019 third quarter. A total of 26,500 options were granted during the 2019 second quarter on May 31, 2019.  The options have a fair value of $1.26 per share using the Black-Scholes valuation model.  The assumptions used to calculate the fair value include the price on the date of grant of $4.20 per option, an expected life of 3.7 years, expected volatility of 36.1%, an expected dividend yield of zero, and a risk free rate of 2.2%. The Company granted 13,100 stock options during the 2018 first quarter on February 20, 2018.  Those options have a fair value of $1.91 per share using a Black-Scholes valuation model.  The assumptions used to calculate that fair value include the price on date of grant of $6.45 per option, an expected life of 3.7 years, expected volatility of 34.9%, an expected dividend yield of zero, and a risk free rate of 2.4%. The options vest ratably over three years, and are being expensed over that period. The options were granted from the 2010 Equity Award Plan.

11.	Treasury Stock

The Company’s Board of Directors has authorized the repurchase of its stock up to a total of $30.0 million. The Company did not purchase shares for treasury during the 2019 third quarter or year-to-date period. As of September 27, 2019, the Company had repurchased approximately 3.2 million of shares pursuant to the authorization and had approximately $7.7 million left in its current stock repurchase authorization.

During the 2019 third quarter and year-to-date period, the Company issued 217,000 and 636,000 shares, respectively, out of treasury stock primarily to fulfill the share requirements from purchases of stock in the Non-Employee Director Deferred Compensation Plan, stock option exercises, and restricted stock grants.

The Company purchased 178,000 and 1,751,000 shares for treasury during the 2018 third quarter and year-to-date period, respectively. At September 28, 2018, the Company had approximately $7.8 million remaining in its stock repurchase authorization. During the 2018 third quarter and year-to-date period, the Company issued 5,000 and 884,000 shares, respectively, out of treasury stock primarily to fulfill the share requirements from purchases of stock in the Non-Employee Director Deferred Compensation Plan, stock options exercises, and restricted stock grants.

12.	Significant Clients

In the 2019 third quarter, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $21.3 million or 21.9% of consolidated revenue compared with $19.8 million or 22.0% of consolidated revenue in the comparable 2018 period. In the 2019 year-to-date period, IBM accounted for $63.4 million or 21.5% of consolidated revenue, compared with $60.6 million or 22.8% of consolidated revenue in the comparable 2018 period. The National Technical Services Agreement with IBM expires on December 31, 2019. The Company’s accounts receivable from IBM at September 27, 2019 and December 31, 2018 totaled $19.8 million and $22.1 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2019 or 2018 third quarters or year-to-date periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Three Quarters Ended September 27, 2019

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements made by the management of Computer Task Group, Incorporated (CTG, the Company or the Registrant) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of or trends in business strategy and expectations, new business opportunities, cost control initiatives, business wins, market demand, revenue, operating expenses, capital expenditures, and financing.  The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff, (ii) domestic and foreign industry competition for clients and talent, including technical, sales and management personnel, (iii) increased bargaining power of large clients, (iv) the Company's ability to protect confidential client data, (v) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM), (vi) the uncertainty of clients' implementations of cost reduction projects, (vii) the effect of healthcare reform and initiatives, (viii) the mix of work between staffing and solutions, (ix) currency exchange risks, (x) risks associated with operating in foreign jurisdictions, (xi) renegotiations, nullification, or breaches of contracts with clients, vendors, subcontractors or other parties, (xii) the impact of current and future laws and government regulations, as well as repeal or modification of such, affecting the information technology (IT) solutions and staffing industry, taxes and the Company's operations in particular, (xiii) industry and economic conditions, including fluctuations in demand for IT services, (xiv) consolidation among the Company's competitors or clients, (xv) the need to supplement or change our IT services in response to new offerings in the industry or changes in client requirements for IT products and solutions, (xvi) the risks associated with acquisitions, (xvii) the ability to integrate Soft Company SAS and Tech-IT PSF S.A., (xviii) actions of activist shareholders, and (xix) the risks described in Item 1A of the Company’s most recently filed annual report on Form 10-K, and from time to time, in the Company's reports filed with the Securities and Exchange Commission (SEC).

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters and year-to-date periods ended September 27, 2019 and September 28, 2018 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
IT solutions	33.9%	32.1%	34.6%	31.3%
IT and other staffing	66.1%	67.9%	65.4%	68.7%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarters and year-to-date periods ended September 27, 2019 and September 28, 2018 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Technology service providers	32.9%	31.4%	32.4%	32.2%
Manufacturing	17.6%	20.3%	17.2%	19.7%
Healthcare	16.9%	16.9%	16.7%	16.0%
Financial services	13.0%	15.7%	13.6%	15.3%
Energy	5.4%	4.4%	5.2%	4.8%
General markets	14.2%	11.3%	14.9%	12.0%
Total	100.0%	100.0%	100.0%	100.0%

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

Revenue Recognition

The Company recognizes revenue when control of the promised good or service is transferred to clients, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with progress billing schedules (i.e. progress billing), primarily monthly, revenue is recognized as services are rendered to the client. Revenue for fixed-price contracts is recognized over time using an input-based approach. Revenue recognition over time best portrays the Company’s performance in transferring control of the goods or services to the client. On most fixed price contracts, revenue recognition is supported through contractual clauses that require the client to pay for work performed to date, including cost plus a reasonable profit margin, for goods or services that have no alternative use to the Company. On certain contracts, revenue recognition is supported through contractual clauses that indicate the client controls the asset, or work in process, as the Company creates or enhances the asset. On a given project, actual salary and indirect labor costs incurred are measured and compared with the total estimate of costs of such items at the completion of the project. Revenue is recognized based upon the percentage-of-completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs that could distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and experience on similar projects, and includes management judgments and estimates that affect the amount of revenue recognized on fixed-price contracts in any accounting period. Losses on fixed-price projects are recorded when identified.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters and year-to-date periods ended September 27, 2019 and September 28, 2018 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Time-and-material	80.7%	84.6%	80.2%	85.4%
Progress billing	10.1%	10.5%	10.2%	10.1%
Percentage-of-completion	9.2%	4.9%	9.6%	4.5%
Total	100.0%	100.0%	100.0%	100.0%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	September 27, 2019		September 28, 2018
	(amounts in thousands)
Revenue	100.0%	$97,204	100.0%	$90,260
Direct costs	80.7%	78,462	80.8%	72,935
Selling, general and administrative expenses	17.7%	17,218	18.3%	16,560
Operating income	1.6%	1,524	0.9%	765
Interest and other expense, net	(0.2)%	(202)	0.6%	630
Income before income taxes	1.4%	1,322	1.5%	1,395
Provision for income taxes	0.5%	443	0.3%	307
Net income	0.9%	$879	1.2%	$1,088

For the Three Quarters Ended:	September 27, 2019		September 28, 2018
	(amounts in thousands)
Revenue	100.0%	$294,850	100.0%	$265,640
Direct costs	81.4%	240,056	80.9%	214,891
Selling, general and administrative expenses	17.1%	50,290	18.0%	47,880
Operating income	1.5%	4,504	1.1%	2,869
Interest and other expense, net	(0.3)%	(748)	0.1%	358
Income before income taxes	1.2%	3,756	1.2%	3,227
Provision for income taxes	0.4%	1,302	0.3%	785
Net income	0.8%	$2,454	0.9%	$2,442

The Company recorded revenue in the quarter and three quarters ended September 27, 2019 and September 28, 2018 as follows:

For the Quarter Ended:	September 27, 2019		September 28, 2018		Year-over-Year Change
	(amounts in thousands)
North America	63.6%	$61,866	65.6%	$59,211	4.5%
Europe	36.4%	35,338	34.4%	31,049	13.8%
Total	100.0%	$97,204	100.0%	$90,260	7.7%

For the Three Quarters Ended:	September 27, 2019		September 28, 2018		Year-over-Year Change
	(amounts in thousands)
North America	62.4%	$183,953	65.3%	$173,425	6.1%
Europe	37.6%	110,897	34.7%	92,215	20.3%
Total	100.0%	$294,850	100.0%	$265,640	11.0%

There were 63 billable days in both the 2019 and 2018 third quarters. Reimbursable expenses billed to clients and included in revenue totaled $0.7 million and $0.8 million in the 2019 and 2018 third quarters, respectively.

There were 190 and 191 billable days in the 2019 and 2018 year-to-date periods, respectively. Reimbursable expenses billed to clients and included in revenue totaled $2.0 million and $2.5 million in the 2019 and 2018 year-to-date periods, respectively.

On a consolidated basis, IT solutions revenue increased $4.0 million or 13.9% in the 2019 third quarter as compared with the corresponding 2018 period, and $18.8 million or 22.6% in the 2019 year-to-date period as compared with 2018. The increase in both periods is primarily due to an increase in organic growth in Europe and with the addition of Tech-IT, which was acquired on February 6, 2019. There was also an increase in IT solutions services in North America, primarily in the Company’s healthcare vertical market as the Company began to see an increase in demand for its services during 2018, which continued throughout the first three quarters of 2019.

On a consolidated basis, IT and other staffing revenue increased $2.9 million or 4.8% in the 2019 third quarter as compared with the corresponding 2018 period, and $10.4 million or 5.7% in the 2019 year-to-date period as compared with 2018. The IT staffing increase was primarily due to the growth in IT staffing services in the Company’s North American operations in the Company’s technology services vertical market.

The Company includes all billable consultants, consisting of both employees and subcontractors, and its support services in its headcount totals. CTG’s headcount at September 27, 2019 was approximately 4,350, the same total as June 28, 2019, and a 4.8% increase from approximately 4,150 at December 31, 2018.

Revenue in the Company’s European operations increased significantly in the 2019 third quarter and year-to-date period as compared with the corresponding 2018 periods primarily due to a strong increase in IT solutions and IT staffing demand across a number of the Company’s vertical markets, and the addition of Tech-IT, which was acquired on February 6, 2019.

The revenue increase in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was negatively impacted in the 2019 third quarter and year-to-date period by the strength of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, used in the United Kingdom. If there had been no change in these exchange rates from the 2018 third quarter to the 2019 third quarter, total European revenue would have been approximately $1.6 million higher and operating income would have been less than $0.1 million higher.  If there had been no change in the rates from the 2018 year-to-date period to the corresponding 2019 period, total revenue would have been $7.1 million higher, and operating income would have been $0.3 million higher.

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

In the 2019 third quarter and year-to-date period, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $21.3 million or 21.9% and $63.4 million or 21.5%, respectively, of consolidated revenue. This compares with $19.8 million or 22.0% and $60.6 million or 22.8% of consolidated revenue, respectively, in the comparable 2018 periods. The National Technical Services Agreement with IBM expires on December 31, 2019. The Company’s accounts receivable from IBM at September 27, 2019 and December 31, 2018 totaled $19.8 million and $22.1 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2019 or 2018 third quarters or year-to-date periods.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 80.7% and 81.4% of revenue in the 2019 third quarter and year-to-date period, respectively, as compared with 80.8% and 80.9% of revenue in the 2018 corresponding periods, respectively. The Company’s direct costs as a percentage of revenue decreased in the 2019 third quarter due to an increase in the total of IT solutions services revenue in the Company’s total revenue, which has a lower direct cost. The year-to-date period increase in direct costs as compared with the 2018 corresponding period was primarily due to lower utilization of billable resources in several of the Company’s operating units, and continued margin pressure from the Company’s largest clients to which it provides IT staffing services.

Selling, general and administrative (“SG&A”) expenses were 17.7% of revenue in the 2019 third quarter as compared with 18.3% in the corresponding 2018 period, and 17.1% in the 2019 year-to-date period as compared with 18.0% in the corresponding 2018 period. The decrease in SG&A expenses as a percentage of revenue year-over-year is primarily due to operating leverage and a continued focus on disciplined cost management.

Consolidated operating income was 1.6% of revenue in the 2019 third quarter, compared with 0.9% of revenue in the 2018 third quarter, and 1.5% in the 2019 year-to-date period, as compared with 1.1% in the corresponding 2018 period.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2019 third quarter and year-to-date ETR were 33.5% and 34.7%, respectively, and the 2018 third quarter and year-to-date ETR were 22.0% and 24.3%, respectively.

The ETR was higher in the 2019 third quarter and year-to-date period as compared with the corresponding 2018 periods primarily due to a non-taxable life insurance gain in 2018.

   Net income was 0.9% of revenue or $0.06 per diluted share in the 2019 third quarter, as compared with 1.2% of revenue or $0.08 per diluted share in the 2018 third quarter, and 0.8% or $0.18 per diluted share in the 2019 year-to-date period compared to 0.9% or $0.17 per diluted share in the 2018 year-to-date period. Diluted earnings per share was calculated using 14.0 million and 14.1 million weighted-average equivalent shares outstanding for the quarters ended September 27, 2019 and September 28, 2018, respectively, and 13.9 million and 14.6 million weighted-average equivalent shares outstanding for the three quarters ended September 27, 2019 and September 28, 2018, respectively.

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

Income Taxes—Valuation Allowances on Deferred Tax Assets

At September 27, 2019, the Company had a total of approximately $0.7 million of deferred tax assets, and approximately $2.3 million of deferred tax liabilities, recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards and state taxes. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the expected tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At September 27, 2019, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $0.9 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at September 27, 2019, the Company had offset a portion of these assets with a valuation allowance totaling $0.3 million, resulting in a net deferred tax asset from net operating loss carryforwards of $0.6 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the 2019 third quarter and year-to-date period would have increased or decreased net income by approximately $13,000 and $38,000 respectively.

Other Estimates

The Company has also made a number of estimates and assumptions relating to the reporting of its assets and liabilities and the disclosure of contingent assets and liabilities to prepare the condensed consolidated financial statements pursuant to the rules and regulations of the SEC, the FASB, and other regulatory authorities. Such estimates primarily relate to the purchase accounting for acquisitions, valuation of stock options and restricted stock for recording equity-based compensation expense, allowances for doubtful accounts receivable, investment valuation, legal matters, and estimates of progress toward completion and direct profit or loss on contracts, as applicable. As future events and their effect on the Company's operating results cannot be determined with precision, actual results could differ from these estimates. Changes in the economic climates in which the Company operates may affect these estimates and will be reflected in the Company’s financial statements in the event they occur.

Financial Condition and Liquidity

Cash provided by operating activities was $4.2 million in the 2019 year-to-date period, compared with cash used in operating activities of $0.3 million in the 2018 corresponding period. In 2019, net income was $2.5 million, while other non-cash adjustments, primarily consisting of depreciation and amortization expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $3.3 million. In 2018, net income was $2.4 million, while the corresponding non-cash adjustments totaled $2.0 million including a non-taxable gain from a life insurance policy on a former executive.

The accounts receivable balance increased $2.9 million and $8.6 million in 2019 and 2018, respectively. The increase in the accounts receivable balance in 2019 primarily resulted from an increase in revenue of 7.7% in the 2019 third quarter as compared with the corresponding 2018 quarter. This revenue increase was partially offset by a decrease in days sales outstanding (DSO) of one day in 2019 to 81 days from 82 days at December 31, 2018. The increase in the accounts receivable balance in 2018 primarily resulted from an increase in revenue of 17.2% in the 2018 third quarter as compared with the corresponding 2017 quarter. The increase in revenue in 2018 was partially offset by DSO decreasing four days to 82 days in 2018 from 86 days at December 31, 2017.

Prepaid and other current assets increased $1.5 million and $1.8 million in the 2019 and 2018 periods, respectively, due to payments made early in each respective year that are then expensed throughout the year.

The accounts payable balance decreased $3.5 million and $2.8 million in the 2019 and 2018 periods, respectively, primarily due to the timing of certain payments near the end of the quarter of each year as compared with the prior quarter-end. Accrued compensation increased $9.9 million and $7.0 million in the 2019 and 2018 periods, respectively, primarily due higher headcount in each of the respective years compared with the corresponding prior periods. Advance billings decreased $1.8 million in the 2019 period, and increased $0.8 million in the 2018 period.  The change in advance billings in any given period is determined by the nature and type of existing projects, and the advance payments, if any associated with those projects.  Other current liabilities decreased $2.6 million in the 2019 period, and increased $0.9 million in the 2018 period.  The decrease in the 2019 period included payments made under the earnout agreement associated with the Soft Company acquisition in February 2018.

Investing activities used $10.3 million and $13.2 million of cash in the 2019 and 2018 periods, respectively. Cash paid for the acquisition of Tech-IT, net of cash acquired was approximately $8.5 million in the 2019 first quarter. Cash paid for Soft Company, net of cash acquired was approximately $13.7 million in the 2018 first quarter. The Company used cash for additions to property, equipment, and capitalized software of $1.2 million and $1.9 million in the 2019 and 2018 periods, respectively. The Company has no significant commitments for the purchase of property and equipment at September 27, 2019. The Company received approximately $1.8 million of proceeds from the sale of its corporate administrative building in the first quarter of 2018. In addition, the Company received approximately $1.1 million of proceeds from a life insurance policy on a former executive in the 2018 first quarter.

Financing activities provided $5.0 million of cash in 2019 and $13.0 million in 2018. Cash borrowed under the Company’s revolving line of credit to fund the acquisition of Tech-IT and working capital obligations netted to $5.0 million in 2019, while cash repayments netted to $1.3 million in 2018. The Company recorded less than $0.1 million in 2019 and $1.8 million in 2018 from the proceeds of stock option exercises. In 2018, the Company borrowed approximately $28.2 million against the cash surrender value of its life insurance policies, primarily to return capital to shareholders through the “Dutch Auction” tender offer, fund the acquisition of Soft Company, and for general working capital purposes. Payments made to taxing authorities that represent the value of shares withheld for taxes in employee equity-based compensation transactions totaled $0.2 million and $0.3 million in the 2019 and 2018 periods, respectively. Cash overdrafts relate to the amount of outstanding checks at a point in time, and netted to approximately zero and $0.7 million in 2019 and 2018, respectively. The Company did not repurchase shares for treasury under its buyback program in 2019. The Company also used approximately $14.9 million to purchase 1,751,000 shares for treasury under its buyback program in the 2018 period, including 1,530,990 shares purchased under the “Dutch Auction” tender offer in the 2018 second quarter. As of September 27, 2019, $7.7 million was available under the Company's authorization to purchase shares in future periods.

The Company’s Credit and Security Agreement provides for a three-year revolving credit facility in an aggregate principal amount of $45.0 million, including a sublimit of $10.0 million for letters of credit and a $10.0 million sublimit for swing line loans.

The Credit and Security Agreement expires in December 2020, and has interest rates ranging from 150 to 200 basis points over LIBOR or the greater of (i) the prime rate, (ii) the federal funds effective rate plus 50 basis points, and (iii) adjusted LIBOR plus 100 basis points plus a spread ranging from 50 to 100 basis points based on the amounts outstanding under the Credit and Security Agreement. The Company can borrow under the agreement with either rate at its discretion. At September 27, 2019 and December 31, 2018, there was $8.6 million and $3.6 million outstanding under the Credit and Security Agreement, respectively. The Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

The maximum amounts outstanding under its credit agreement in the 2019 and 2018 third quarters was $17.0 million and $7.9 million, respectively, while borrowings during those quarters averaged $10.5 million and $4.0 million, respectively, and carried weighted average interest rates of 2.7% and 3.4%, respectively.

Under the Credit and Security Agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at September 27, 2019, included a fixed charge coverage ratio, which must be less than 1.10 times consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for equity-based compensation and severance expenses, must be no less than $5.0 million for the trailing twelve months, and capital expenditures for property, plant, equipment, and capitalized software must be no more than $5.0 million in any annual period. The fixed charge coverage ratio is only tested if availability on a measurement date is less than $5.625 million. Actual borrowings by CTG under the Credit and Security Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves. Total availability as of September 27, 2019 was approximately $30.6 million. The Company was in compliance with these covenants at September 27, 2019 as adjusted EBITDA for the trailing twelve months was $8.7 million and capital expenditures for property, equipment and capitalized software were $1.2 million in the 2019 year-to-date period. The Company was also in compliance with its covenants at September 28, 2018.

Of the total cash and cash equivalents reported on the consolidated balance sheet at September 27, 2019 of $10.7 million, approximately $10.1 million was held by the Company’s foreign operations. Earnings are considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and does not intend to do so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

The Company believes existing internally available funds, cash potentially generated from future operations, and funds available under the Company's Credit and Security Agreement (subject to collateral limits) totaling $30.6 million will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, pay a dividend (if any are declared), fund acquisitions, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2019 or 2018 third quarters other than guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $2.7 million at September 27, 2019.

Contractual Obligations

The Company did not enter into any significant contractual obligations during the quarter or year-to-date period ended September 27, 2019.

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

In addition, the Company elected the package of practical expedients, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification, and initial direct costs. The Company has also elected the practical expedient to separate lease and non-lease components for its office leases and has elected to group lease and non-lease components for its vehicle leases. Upon adoption of Topic 842 on January 1, 2019, the Company recorded approximately $13.1 million of operating lease right-of-use assets and $13.0 million of lease liabilities. The adoption of Topic 842 did not have a material impact on the Company’s condensed consolidated statements of operations and its condensed consolidated statements of cash flows. The new lease standard does not affect the Company’s compliance with financial covenants associated with its debt agreement.

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

Revenue in the Company’s European operations in the 2019 third quarter as compared with the corresponding 2018 period significantly increased primarily due to an increase in IT solutions and staffing work across a number of the Company’s vertical markets and the integration of Tech-IT, which was acquired on February 6, 2019. The revenue increase in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) were negatively impacted in the 2019 third quarter and year-to-date period by the strength of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, the currency used in the United Kingdom. If there had been no change in these exchange rates from the 2018 third quarter to the 2019 third quarter, total European revenue would have been approximately $1.6 million higher and operating income would have been less than $0.1 million higher.  If there had been no change in the rates from the 2018 year-to-date period to the corresponding 2019 period, total revenue would have been $7.1 million higher, and operating income would have been $0.3 million higher.

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

Changes in Internal Control Over Financial Reporting

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on September 27, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased under the Plan or Program
June 29 - July 31		$—	—	$7,727,724
August 1 - August 31	—	$—	—	$7,727,724
September 1 - September 27	—	$—	—	$7,727,724
Total	—		—

**	Excludes broker commissions

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Reference

31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	##

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	#

101.SCH	Inline XBRL Taxonomy Extension Schema Document	#

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	#

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	#

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	#

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	#

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Filed herewith
##	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ John M. Laubacker
John M. Laubacker
Title:	Chief Financial Officer

Date: November 1, 2019