Form 10-Q
period 2020-03-27
COMPUTER TASK GROUP INC
filed 2020-05-06
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	April 28, 2020
Common stock, par value $.01 per share	15,068,225

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended
	March 27, 2020	March 29, 2019
Revenue	$86,949	$97,238
Direct costs	69,903	79,522
Selling, general and administrative expenses	14,979	16,589
Operating income	2,067	1,127
Interest and other income	3	74
Interest and other expense	194	254
Income before income taxes	1,876	947
Provision for income taxes	732	315
Net income	$1,144	$632
Net income per share:
Basic	$0.08	$0.05
Diluted	$0.08	$0.05
Weighted average shares outstanding:
Basic	13,547	13,379
Diluted	14,316	13,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(Unaudited)

	For the Quarter Ended
	March 27, 2020	March 29, 2019
Net Income	$1,144	$632

Foreign currency translation adjustment, net of taxes	(788)	(923)
Change in pension, net of taxes of $221 and $173 in the 2020 and 2019 first quarters, respectively	149	143
Other comprehensive loss	(639)	(780)

Comprehensive income (loss)	$505	$(148)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	March 27,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$31,481	$10,781
Accounts receivable, net of allowances of $178 and $84 in 2020 and 2019, respectively	71,162	88,772
Prepaid and other current assets	4,770	2,064
Income taxes receivable	—	231
Total current assets	107,413	101,848
Property, equipment and capitalized software, net	5,040	6,379
Operating lease right-of-use assets	20,372	21,253
Deferred income taxes	418	453
Acquired intangibles, net	7,982	8,439
Goodwill	19,705	16,681
Cash surrender value of life insurance, net	2,931	3,133
Other assets	576	328
Investments	167	192
Total assets	$164,604	$158,706
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$15,757	$18,612
Accrued compensation	24,681	23,538
Advance billings on contracts	2,063	1,704
Short-term operating lease liabilities	5,773	5,904
Other current liabilities	7,317	7,096
Income taxes payable	467	—
Total current liabilities	56,058	56,854
Long-term debt	12,000	5,290
Deferred compensation benefits	12,258	12,346
Long-term operating lease liabilities	14,540	15,349
Deferred income taxes	1,964	2,101
Other long-term liabilities	584	530
Total liabilities	97,404	92,470
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in 2020 and 2019	270	270
Capital in excess of par value	109,112	112,096
Retained earnings	87,817	86,673
Less: Treasury stock of 11,949,599 and 12,311,010 shares at cost, in 2020 and 2019, respectively	(110,818)	(114,261)
Accumulated other comprehensive loss	(19,181)	(18,542)
Total shareholders’ equity	67,200	66,236
Total liabilities and shareholders’ equity	$164,604	$158,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Quarter Ended
	March 27, 2020	March 29, 2019
Cash flow from operating activities:
Net income	$1,144	$632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	816	677
Equity-based compensation expense	512	249
Deferred income taxes	(102)	247
Deferred compensation benefits	48	(37)
Changes in assets and liabilities that provide (use) cash, excluding the effects of acquisitions:
Accounts receivable	18,187	(1,647)
Prepaid and other current assets	(960)	89
Other long-term assets	(248)	45
Cash surrender value of life insurance	202	188
Accounts payable	(2,530)	(2,943)
Accrued compensation	1,009	4,377
Income taxes payable / receivable	740	248
Advance billings on contracts	377	(1,144)
Other current liabilities	(70)	(293)
Other long-term liabilities	54	(431)
Net cash provided by operating activities	19,179	257
Cash flow from investing activities:
Cash paid for acquisitions, net of cash acquired	(3,995)	(8,457)
Additions to property and equipment	(392)	(251)
Additions to capitalized software	(291)	(32)
Deferred compensation plan investments, net	25	(4)
Net cash used in investing activities	(4,653)	(8,744)
Cash flow from financing activities:
Proceeds from long-term debt	40,845	46,891
Payments on long-term debt	(34,135)	(37,213)
Taxes remitted for shares withheld from equity-based compensation transactions	(81)	(94)
Proceeds from Employee Stock Purchase Plan	28	38
Change in cash overdraft, net	(370)	(153)
Net cash provided by financing activities	6,287	9,469
Effect of exchange rates on cash and cash equivalents	(113)	(284)
Net increase in cash and cash equivalents	20,700	698
Cash and cash equivalents at beginning of year	10,781	12,431
Cash and cash equivalents at end of quarter	$31,481	$13,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of December 31, 2019	27,018	$270	$112,096	$86,673	12,311	$(114,261)	$(18,542)	$66,236
Employee Stock Purchase Plan share issuance	—	—	(23)	—	(5)	51	—	28
Restricted stock plan share issuance/forfeiture	—	—	(3,473)	—	(356)	3,392	—	(81)
Equity-based compensation	—	—	512	—	—	—	—	512
Net income	—	—	—	1,144	—	—	—	1,144
Foreign currency adjustment	—	—	—	—	—	—	(788)	(788)
Pension gain adjustment, net of tax	—	—	—	—	—	—	149	149
Balances as of March 27, 2020	27,018	$270	$109,112	$87,817	11,950	$(110,818)	$(19,181)	$67,200

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of December 31, 2018	27,018	$270	$116,427	$82,548	12,746	$(120,406)	$(14,611)	$64,228
Employee Stock Purchase Plan share issuance	—	—	(43)	—	(9)	81	—	38
Restricted stock plan share issuance/forfeiture	—	—	475	—	219	(569)	—	(94)
Deferred compensation plan share issuance	—	—	(2,034)	—	(215)	2,034	—	—
Equity-based compensation	—	—	249	—	—	—	—	249
Net income	—	—	—	632	—	—	—	632
Foreign currency adjustment	—	—	—	—	—	—	(923)	(923)
Pension gain adjustment, net of tax	—	—	—	—	—	—	143	143
Balances as of March 29, 2019	27,018	$270	$115,074	$83,180	12,741	$(118,860)	$(15,391)	$64,273

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal period where the last day of each of the first three quarters is a Friday. The 2020 first quarter began on January 1, 2020 and ended on March 27, 2020. The 2019 first quarter began on January 1, 2019 and ended on March 29, 2019. There were 62 and 63 billable days in the first quarters of 2020 and 2019, respectively.

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

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes, which could be impacted by existing market conditions and factors, including the COVID-19 pandemic. Such estimates primarily relate to the recognition of revenue, leased assets and liabilities, the purchase accounting for acquisitions and the valuation of goodwill, the valuation allowance for deferred tax assets, actuarial assumptions including discount rates and expected return on assets, as applicable, for the Company’s defined benefit plans, the valuation of stock options and restricted stock for recording equity-based compensation expense, the allowance for doubtful accounts receivable, investment valuation, legal matters, other contingencies, and estimates of progress toward completion and direct profit or loss on contracts, as applicable. Management believes that the information and disclosures provided herein are adequate to present fairly the condensed consolidated financial position, results of operations, comprehensive income (loss), cash flows, and shareholders’ equity of the Company.

The Company evaluated subsequent events from the date of the most recent balance sheet through the date of this filing. Through the date of this filing, about 10% of the Company’s billable resources have been idled by the COVID-19 pandemic. To offset this reduction in billable resources, during April 2020, the Company took a number of actions to reduce costs and mitigate the potential impact of the COVID-19 pandemic, including a full-time furlough of about 5% of its North American non-billable staff, and a reduced work schedule (20% furlough) for nearly all other non-billable staff, including senior management, that are not directly or indirectly related to business development. There are no other subsequent events that require recognition or disclosure in these unaudited interim condensed consolidated financial statements.

The Company operates in one industry, providing information and technology-related services to its clients. These services include information and technology-related solutions, including supplemental staffing as a solution. CTG provides these services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical client is an organization with large, complex information and data processing requirements.

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters ended March 27, 2020 and March 29, 2019 was as follows:

	For the Quarter Ended
	March 27, 2020	March 29, 2019
IT solutions	33.4%	34.4%
IT and other staffing	66.6%	65.6%
Total	100.0%	100.0%

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

CTG’s revenue by vertical market as a percentage of total revenue for the quarters ended March 27, 2020 and March 29, 2019 was as follows:

	For the Quarter Ended
	March 27, 2020	March 29, 2019
Technology service providers	34.9%	32.7%
Manufacturing	15.0%	16.9%
Healthcare	13.4%	16.2%
Financial services	14.2%	14.1%
Energy	6.2%	4.6%
General markets	16.3%	15.5%
Total	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters ended March 27, 2020 and March 29, 2019 was as follows:

	For the Quarter Ended
	March 27, 2020	March 29, 2019
Time-and-material	82.4%	80.9%
Progress billing	14.0%	10.7%
Percentage-of-completion	3.6%	8.4%
Total	100.0%	100.0%

The Company recorded revenue in the quarters ended March 27, 2020 and March 29, 2019 as follows:

For the Quarter Ended:	March 27, 2020		March 29, 2019		Year-over-Year Change
	(amounts in thousands)
North America	57.9%	$50,307	61.1%	$59,435	(15.4)%
Europe	42.1%	36,642	38.9%	37,803	(3.1)%
Total	100.0%	$86,949	100.0%	$97,238	(10.6)%

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

Contract Balances

For time-and-material contracts and contracts with periodic billing schedules, the timing of the Company’s satisfaction of its performance obligations is consistent with the timing of payment. For these contracts, the Company has the right to payment in the amount that corresponds directly with the value of the Company’s performance to date. The Company uses the practical expedient that allows it to recognize revenue in the amount for which it has the right to invoice for time-and-material contracts and contracts with periodic billing schedules. Billing schedules for fixed-price contracts are generally consistent with the Company’s performance in transferring control of the goods or services to the client. There are no significant financing components in contracts with clients. The Company records advanced billings that represent contract liabilities for cash payments received in advance of performance on the condensed consolidated balance sheet. Unbilled receivables are reported within “accounts receivable” on the condensed consolidated balance sheet. Accounts receivable and advanced billing balances fluctuate based on the timing of the client’s billing schedule and the Company’s month-end date. There are no significant costs to obtain or fulfill contracts with clients.

Transaction Price Allocated to Remaining Performance Obligations

As of March 27, 2020, the aggregate transaction price allocated to unsatisfied or partially unsatisfied performance obligations for fixed-price and all managed-support contracts was approximately $11.0 million and $50.2 million, respectively. Approximately $34.7 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2020 and approximately $26.5 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2021 and beyond. As the Company uses the “right to invoice” practical expedient, we do not disclose the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At March 27, 2020 and December 31, 2019, the carrying amounts of the Company’s cash of $31.5 million and $10.8 million, respectively, approximated fair value.

As described in Note 3 of the condensed consolidated financial statements, the Company acquired 100% of the equity of StarDust in the 2020 first quarter, Tech-IT in the 2019 first quarter and Soft Company in the 2018 first quarter. Level 3 inputs were used to estimate the fair values of the assets acquired and liabilities assumed. The valuation techniques used to assign fair values to intangible assets included the relief-from-royalty method and excess earnings method.

The Company has a contingent consideration liability related to the earn-out provision of which a portion will be payable in each period subject to the achievement by Tech-IT of certain direct profit targets for fiscal 2019 and 2020. In addition, the Company has a remaining contingent consideration liability related to the earn-out provision of which a portion will be payable subject to the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2019. There is no payout if the achievements are below the target thresholds. The fair value of these contingent considerations is determined using level 3 inputs. The fair value assigned to the contingent consideration liabilities is determined using the real options method, which requires inputs such as revenue forecasts, EBIT forecasts, discount rate, and other market variables to assess the probability of Tech-IT and Soft Company achieving their respective targets.  The Company also acquired StarDust in the 2020 first quarter, and the Company has begun the process of accounting for the acquisition and anticipates completion in the 2020 second quarter.

The Company is also allowed to elect an irrevocable option to measure, on a contract-by-contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this accounting standard for any specific contracts during the quarters ended March 27, 2020 or March 29, 2019.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies on 18 individuals, whose average age is 76 years old. Those policies have generated cash surrender value and the Company has taken loans against the policies. At March 27, 2020, these insurance policies have a gross cash surrender value of $29.9 million, outstanding loans and interest totaling $27.6 million, and a net cash surrender value of $2.3 million. At December 31, 2019, these insurance policies had a gross cash surrender value of $29.7 million, outstanding loans and interest totaling $27.2 million, and a net cash surrender value of $2.5 million. The net cash surrender values are included on the condensed consolidated balance sheet in “Cash surrender value of life insurance” under non-current assets.

At both March 27, 2020 and December 31, 2019, the total death benefit for the remaining policies was approximately $37.7 million. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $9.8 million after the payment of obligations, and, under current tax regulations, record a non-taxable gain of approximately $7.5 million.

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

Accounts Receivable Factoring

As part of our working capital management, the Company has entered into a factoring agreement to sell certain trade accounts receivables on a non-recourse basis to third-party financial institutions. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreement was approximately $11.9 million during the quarter ended March 27, 2020. Factoring fees for the sale of receivables were recorded in direct costs and were not material for the quarter ended March 27, 2020. There were no accounts receivable factoring activities during the quarter ended March 29, 2019.

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at March 27, 2020 and December 31, 2019 are summarized as follows:

(amounts in thousands)	March 27, 2020	December 31, 2019
Property, equipment and capitalized software	$13,542	$17,384
Accumulated depreciation and amortization	(8,502)	(11,005)
Property, equipment and capitalized software, net	$5,040	$6,379

The Company recorded $0.3 million of capitalized software costs during the quarter ended March 27, 2020 and less than $0.1 million of capitalized software costs during the quarter ended March 29, 2019. As of those dates, the Company had capitalized a total of $2.4 million and $1.9 million, respectively, for software projects developed for commercial use. Amortization periods range from 3 to 5 years, and are evaluated periodically for propriety. Amortization expense totaled approximately $0.1 million in the quarter ended March 27, 2020, and approximately $0.2 million in the quarter ended March 29, 2019. Accumulated amortization for these projects totaled $1.0 million and $0.9 million as of March 27, 2020 and March 29, 2019, respectively.

During the 2020 first quarter, the Company received two unsolicited bids for its owned real estate, and is exploring a sale of the property. Accordingly, the Company recorded the building in “other current assets” as a held for sale asset, rather than in property, equipment and capitalized software at March 27, 2020.  As the sale price of the building is estimated to be $2.5 million, and the book value of the building is approximately $1.8 million, the Company expects to record a profit on the sale after related fees of about $0.6 million in the 2020 second quarter.

Guarantees

The Company has a number of guarantees in place in its European operations that support office leases and performance under government contracts. At both March 27, 2020 and December 31, 2019, these guarantees totaled approximately $3.0 million and generally have expiration dates ranging from March 2020 through October 2034.

Goodwill

The goodwill recorded on the Company's condensed consolidated balance sheet at March 27, 2020 relates to the acquisition of Soft Company in the 2018 first quarter, Tech-IT in the 2019 first quarter, and StarDust in the 2020 first quarter. In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment exist in interim periods. There were no impairment indicators noted in the quarters ended March 27, 2020 and March 29, 2019.

The changes in the carrying amount of goodwill for the quarter ended March 27, 2020 are as follows:

(amounts in thousands)
Balance at December 31, 2019	$16,681
Acquired goodwill	3,260
Foreign currency translation	(236)
Balance at March 27, 2020	$19,705

Acquired Intangible Assets

Acquired intangible assets at March 27, 2020 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 year	$1,432	$1,023	$(105)	$304
Customer relationships	8-13 years	9,905	1,389	(838)	7,678
Total		$11,337	$2,412	$(943)	$7,982

Estimated amortization expense for the remainder of 2020, the five succeeding years, and thereafter is as follows:

Year	Annual Amortization
(amounts in thousands)
2020	$891
2021	912
2022	857
2023	857
2024	857
2025	857
Thereafter	2,751
Total	$7,982

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, which requires the immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including trade receivables, and replaces the existing incurred loss model. The new standard requires an estimate of expected credit losses, measured over the contractual life of an asset, which considers relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. It requires entities to consider the risk of loss even if it is remote, which will result in the recognition of credit losses on assets that do not have evidence of deterioration. The allowance for credit losses will be the difference between the amortized cost balance of a financial asset and the amount of amortized cost expected to be collected over the remaining contractual life. This guidance is effective for reporting periods beginning after December 15, 2019; however, early adoption is permitted. The Company adopted the new credit loss standard on January 1, 2020. The Company estimated its allowance for credit losses by pooling assets with similar risk characteristics, reviewing historical losses within the last five years and taking into consideration any reasonable supportable forecasts of future economic conditions. The Company cannot guarantee that the rate of future credit losses will be similar to past experience, but considers all available information when assessing the adequacy of its allowance for credit losses each quarter. As the impact from this standard on the Company was immaterial, no adjustment was made to the beginning retained earnings balance.

 In January 2017, the FASB issued ASU 2017-04,”Simplifying the Test for Goodwill Impairment”, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. This guidance is effective for reporting periods beginning after December 15, 2019; however, early adoption is permitted. The Company adopted the new standard on January 1, 2020 for the year ending December 31, 2020 on a prospective basis and the adoption did not have a significant impact on the Company’s operations.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which helps entities evaluate the accounting for fees paid in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. This guidance is effective for fiscal years beginning after December 15, 2019; however, early adoption is permitted. The Company adopted the new standard on January 1, 2020 for the year ending December 31, 2020 on a prospective basis and the adoption did not have a significant impact on the Company’s operations.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions for accounting contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference the London Interbank Offering Rate (“LIBOR”) or another reference rate expected to be discontinued due to the reference rate reform. It is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect a significant impact from the adoption of this standard as provisions have been made in our Credit and Security Agreement to use an alternate benchmark interest rate when the use of LIBOR is discontinued.

3.Acquisitions

StarDust SAS (“StarDust”)

On March 3, 2020, the Company acquired 100% of the equity of StarDust, for approximately $5.8 million (€5.2 million based on a EUR into USD exchange rate of 1.1145). The acquisition was funded using cash on hand and borrowings under the Credit and Security Agreement. The France-based StarDust, is a leading provider of testing and quality assurance for digital services with offices in Marseille, France, and Montreal, Canada. StarDust offers a complete range of testing services, including functional, multilingual, operational, environmental, regression, and application benchmarking, covering digital services and website, software, mobile applications, and Internet of Things connected objects. The acquisition is expected to expand the Company’s global testing capabilities.

An earn-out of up to $1.1 million (€1.0 million based on a EUR into USD exchange rate of 1.1145) can be earned, a portion of which will be payable in each period subject to the achievement of consolidated direct profit targets for fiscal 2020 and 2021. Additionally, for each €10,000 of consolidated direct profit achieved above the target, an additional €1,000 can be earned, with no maximum limit. There is no payout if the achievement is below the target threshold. The results of operations of StarDust have been included in the Company’s consolidated financial results since the date of acquisition. As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included in this quarterly report on Form 10-Q. As of the date of filing this quarterly report on Form 10-Q, the preliminary purchase accounting has not yet been finalized due primarily to the timing of information being provided to our valuation specialist and the pending receipt of a preliminary valuation report for certain assets and liabilities, including identified intangible assets. The Company expects to update this information in the second quarter. At March 27, 2020, the Company allocated value to current assets and liabilities based on book values at March 3, 2020, which approximates fair value. The remaining purchase price is tentatively allocated to goodwill.

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

An earn-out of up to a maximum of $1.7 million (€1.5 million based on a EUR into USD exchange rate of 1.1386) can be earned, a portion of which will be payable in each period subject to the achievement of direct profit targets for fiscal 2018, 2019, and 2020.  There is no payout if the achievement on the target is below the threshold. The fair value as of the February 6, 2019 acquisition date was determined to be $0.6 million, and was $0.7 million as of March 27, 2020. Approximately $0.4 million and $0.3 million of the remaining contingent consideration liability is recorded in “other current liabilities” and “other long-term liabilities,” respectively, on the March 27, 2020 condensed consolidated balance sheet.

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

The following table summarizes the allocation of the aggregate purchase consideration to the fair value of the assets acquired and liabilities assumed as of February 6, 2019:

(amounts in thousands)
Assets Acquired:
Cash	$1,217
Accounts receivable	4,491
Prepaids & other	1,122
Property & equipment	98
Acquired intangibles	4,099
Goodwill	5,331
Total assets acquired	$16,358

Liabilities Assumed:
Accounts payable	$2,378
Accrued compensation	172
Other short-term liabilities	2,447
Deferred income taxes	1,114
Total liabilities assumed	6,111
Net assets acquired	$10,247

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

The Company incurred acquisition-related legal and consulting fees and amortization of intangible assets of approximately $0.2 million in the first quarter of 2020 and none in the first quarter of 2019, which were recorded as a component of selling, general, and administrative expenses in the condensed consolidated statements of income. The purchase price allocation for this acquisition has been finalized.

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

The Company has a contingent consideration liability related to an earn-out provision of which a portion will be payable in each period subject to the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017, 2018, and 2019. There is no payout if the achievement on either target is below a certain target threshold. The fair value as of the February 15, 2018 acquisition date was determined to be $2.0 million. The fair value of the remaining contingent consideration liability, which is recorded in “other current liabilities” on the condensed consolidated balance sheet, was approximately $0.8 million as of March 27, 2020, and is expected to be paid in 2020. The Company did not record any selling, general and administrative expenses during the 2020 first quarter and recorded $0.2 million during the 2019 first quarter.

The results of operations of Soft Company have been included in the Company’s consolidated financial results since the date of acquisition. As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included in this quarterly report on Form 10-Q. The Company incurred amortization of intangible assets of approximately $0.2 million in the first quarter of 2020, and an adjustment to the fair value of the earn-out liability and amortization of intangible assets of $0.4 million in the 2019 first quarter, which were recorded as a component of selling, general, and administrative expenses in the condensed consolidated statements of income.

4.	Net Income Per Share

Basic and diluted earnings per share (EPS) for the quarters ended March 27, 2020 and March 29, 2019 were as follows:

	For the Quarter Ended
(amounts in thousands, except per-share data)	March 27, 2020	March 29, 2019
Weighted-average number of shares outstanding during period	13,547	13,379
Common stock equivalents from incremental shares under equity-based compensation plans	769	403
Number of shares on which diluted earnings per share is based	14,316	13,782
Net income	$1,144	$632
Net income per share
Basic	$0.08	$0.05
Diluted	$0.08	$0.05

Weighted-average shares represent the average number of issued shares less treasury shares, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 0.8 million and 1.2 million shares of common stock were outstanding at March 27, 2020 and March 29, 2019, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

5.	Lease Commitments

The Company records a right-of-use asset and liability for substantially all leases for which it is a lessee, in accordance with ASC 842. The Company is obligated under a number of long-term operating leases for office space and office equipment, and for automobiles leased in Europe.

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

Operating leases are included in the right-of-use lease assets, short-term lease liabilities, and long-term lease liabilities on the condensed consolidated balance sheet. The Company measures the operating lease liabilities at lease commencement date based on the present value of remaining lease payments using the rate implicit in the lease when readily determinable, or the Company’s secured incremental borrowing rate. The Company has made an accounting policy election not to recognize a lease liability or right-of-use asset for leases with a lease term of twelve months or less and do not include an option to purchase the underlying asset. The Company recognizes lease expense on a straight-line basis over the lease term and variable lease expense in the period incurred. Variable lease cost consists primarily of common-area maintenance, insurance, and taxes, which are paid based on actual costs incurred by the lessor. Operating lease cost for the 2020 and 2019 first quarters was $1.6 million and $1.5 million, respectively. The Company incurred variable lease cost of $0.1 million and $0.2 million, and short-term lease cost of $0.1 million and $0.2 million in the 2020 and 2019 first quarters, respectively.

Maturities for the Company’s lease liabilities for all operating leases as of March 27, 2020 are as follows:

Total
Year	Operating Leases
(amounts in thousands)
2020 (remaining)	$4,478
2021	4,891
2022	3,461
2023	2,323
2024	1,494
2025 & thereafter	4,783
Total undiscounted operating lease payments	$21,430
Less: Interest	(1,117)
Total present value of operating lease liabilities	$20,313

The weighted average remaining lease terms and discount rates for all operating leases as of March 27, 2020 and March 29, 2019 were as follows:

	March 27, 2020	March 29, 2019
Weighted average remaining lease term (years)	6.40	3.54
Weighted average remaining discount rate	2.06%	1.73%

Supplemental cash flow information related to the Company’s operating leases for the first quarter of 2020 is as follows:

(amounts in thousands)	March 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$1,570
Right-of-use assets obtained in exchange for new operating lease liabilities	667

As of December 31, 2019, minimum obligations under operating leases were expected to be:

Total
Year	Operating Leases
(amounts in thousands)
2020	$5,979
2021	4,696
2022	3,255
2023	2,257
2024	1,485
2025 & thereafter	4,828
Total undiscounted operating lease payments	$22,500
Less: Interest	(1,247)
Total present value of operating lease liabilities	$21,253

6.	Debt

The Company has a credit and security agreement (the “Credit and Security Agreement”) with its bank, which provides for a three-year revolving credit facility in an aggregate principal amount of $45.0 million, including a sublimit of $10.0 million for letters of credit and a $10.0 million sublimit for swing line loans.

The Credit and Security Agreement expires in December 2022, and has interest rates ranging from 150 to 200 basis points over LIBOR or the greater of (i) the prime rate, (ii) the federal funds effective rate plus 50 basis points, and (iii) adjusted LIBOR plus 100 basis points plus a spread ranging from 50 to 100 basis points based on the amounts outstanding under the Credit and Security Agreement. The Company can borrow under the agreement with either rate at its discretion. At March 27, 2020 and December 31, 2019, there was $12.0 million and $5.3 million outstanding under the Credit and Security Agreement, respectively. The Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

The maximum amounts outstanding under its credit agreement in the 2020 and 2019 first quarters were $12.0 million and $18.0 million, respectively, while borrowings during those quarters averaged $3.1 million and $10.3 million, respectively, and carried weighted average interest rates of 2.5% and 3.0%, respectively.

Under the Credit and Security Agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at March 27, 2020, included a fixed charge coverage ratio, which must be greater than 1.10 times consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for equity-based compensation and severance expenses, must be no less than $5.0 million for the trailing twelve months, and capital expenditures for property, plant, equipment, and capitalized software must be no more than $5.0 million in any annual period. The fixed charge coverage ratio is only tested if availability on a measurement date is less than $5.625 million. Actual borrowings by CTG under the Credit and Security Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves. Total availability as of March 27, 2020 was approximately $5.4 million. The Company was in compliance with these covenants at March 27, 2020 as the fixed charge ratio was 35.0 to 1, the adjusted EBITDA for the trailing twelve months was $12.9 million, and capital expenditures for property, equipment and capitalized software were $0.7 million in the first quarter of 2020. The Company was also in compliance with its covenants at March 29, 2019.

7.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at March 27, 2020 and December 31, 2019 are as follows:

(amounts in thousands)	March 27, 2020	December 31, 2019
Foreign currency	$(9,894)	$(9,106)
Pension loss, net of tax of $221 in 2020 and $265 in 2019	(9,287)	(9,436)
Accumulated other comprehensive loss	$(19,181)	$(18,542)

During the 2020 and 2019 first quarters, actuarial losses were amortized to expense as follows:

	For the Quarter Ended
(amounts in thousands)	March 27, 2020	March 29, 2019
Amortization of actuarial losses	$73	$46
Income tax	—	—
Net of tax	$73	$46

The amortization of both prior service cost and actuarial losses, with the exception of the actuarial gains related to the post retirement benefit plan, are included in determining net periodic pension cost. See note 9, "Deferred Compensation and Other Benefits" for additional information.

8.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2020 and 2019 first quarter ETR was 39.0% and 33.3%, respectively.

The ETR was higher in the 2020 first quarter as compared with the corresponding 2019 period primarily due to the full valuation allowance against the U.S. deferred tax assets, and taxable income in the Company’s European operations where the ETR is generally higher than that of the United States.

The Company elected to use the incremental cash tax savings approach when considering GILTI in its assessment of the realizability of its U.S. deferred tax assets. Based upon the Company’s recent history of U.S. losses for tax purposes, including a cumulative three-year loss in the U.S. as of March 27, 2020, and uncertain profitability in future years, management has determined that it is likely that it will not realize the U.S. deferred tax assets, and a full valuation allowance against these assets continues to be recorded.

 The Company has not recorded a U.S. deferred tax liability for the excess book basis over the tax basis of its investments in foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. The Company does not anticipate repatriating any funds from its foreign operations, as they are needed in the local operations to meet working capital demands.

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

As a result of the acquisition of Soft Company on February 15, 2018, the Company maintains an unfunded pension plan related to the current Soft Company employees (FDBP). The Company does not anticipate contributing to the plan in 2020. No benefit payments were made in 2019 and none are expected to be paid in 2020.

On March 3, 2020, the Company acquired StarDust and now maintains an unfunded pension plan related to the current StarDust employees (SDBP). The Company does not anticipate contributing to this plan and no benefit payments are expected to be paid in 2020.

Net periodic pension cost for the quarters ended March 27, 2020 and March 29, 2019 for the plans is as follows:

	For the Quarter Ended
(amounts in thousands)	March 27, 2020	March 29, 2019
Service cost	$103	$84
Interest cost	87	147
Expected return on assets	(159)	(155)
Amortization of actuarial loss	74	48
Net periodic pension cost	$105	$124

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see note 2 for “Life Insurance Policies”). The Company does not anticipate contributing to the plan other than for benefit payments as required in 2020 and future years. In both of the 2020 and 2019 first quarters, the Company made benefit payments totaling approximately $0.1 million, and expects to make payments in 2020 totaling approximately $0.6 million.

As the NDBP was curtailed for additional contributions in January 2003, no contributions were made in 2019 and none are expected to be made in 2020.

The assets for the NDBP are held by Aegon, a financial services firm located in the Netherlands. The Company maintains a contract with Aegon to insure future benefit payments of the NDBP; however, due to certain terms of the agreement and potential obligations to the Company, the NDBP has not been settled. The benefit payments to be made in 2020 are expected to be paid by Aegon from plan assets. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the contractual value of the NDBP at any point in time. The fair value of the assets is determined using a Level 3 methodology (see note 2 for “Fair Value”). In 2020, the plan investments have a targeted minimum return to the Company of 4.0%, which is consistent with historical returns and the 4.0% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, intends to maintain the current investment strategy of investing plan assets solely in government bonds throughout 2020.

The BDBP is considered fully funded. The Company made contributions of $0.1 million in both of the 2020 and 2019 first quarters. The Company made benefit payments totaling less than $0.1 million in both the 2020 and 2019 first quarters and expects to make payments in 2020 of less than $0.1 million.

The assets for the BDBP are held by Allianz, a financial services firm located in Belgium. The Company maintains a contract with Allianz to insure future benefit payments of the BDBP. Contributions made by the Company to Allianz are based on employees’ current salaries. The benefit payments to be made in 2020 are expected to be paid by Allianz from plan assets. The assets for the plan are included in the overall portfolio of assets held by Allianz. The fair market value of the plan’s assets equals the contractual value of the BDBP in any given year (which is the mathematical reserve held by Allianz). The fair value of the assets is determined using a Level 3 methodology (see note 2 “Fair Value”). Allianz does not guarantee a minimum return on the plan investments, whereas Belgian law sets a minimum return to be guaranteed to the participants of the plan.

The change in the fair value of plan assets for the plans for the quarters ended March 27, 2020 and March 29, 2019 was as follows:

	For the Quarter Ended
(amounts in thousands)	March 27, 2020	March 29, 2019
Fair value of plan assets at beginning of period	$18,077	$17,403
Return on plan assets	159	155
Contributions	284	278
Benefits paid	(204)	(204)
Effect of exchange rate changes	(254)	(334)
Fair value of plan assets at end of quarter	$18,062	$17,298

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made no cash contributions in either the 2020 or 2019 first quarters for amounts earned in the previous year. Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were no stock units purchased in the 2020 or 2019 first quarters.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. There were no cash contributions in either the 2020 or 2019 first quarters. Contributions to the plan consisted of equity grants from the 2010 Equity Award Plan that were deposited in the director’s accounts. Prior to 2019, when the cash contributions were made, the non-employee directors elected to purchase stock units from the Company at current market prices using their available investment balance within the plan. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in return for funds received, the Company released shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

10.	Equity-based Compensation

During the 2020 first quarter, the Company granted restricted stock totaling 380,128 shares. There were 215,326 restricted stock grants issued during the 2019 first quarter. All grants in 2020 and 2019 were funded out of treasury stock.

Director Board fees are paid exclusively in deferred stock units. Of the shares granted during the 2020 first quarter, 170,848 shares represented restricted stock units that were granted to Board members. The shares vest in four equal quarterly increments and the Company is expensing these grants ratably during the quarter in which they vest. There were no additional shares granted to the directors in the 2020 year-to-date period. Grants of similar units to the Board members totaled 215,326 in the 2019 first quarter.

  Of the shares granted in the 2020 first quarter, 209,280 shares were granted to senior management, of which 115,410 shares included a performance condition. The shares will only vest, in part, to senior management if at least 80% of a three-year cumulative target for diluted earnings per share is met for the three-year period ended December 31, 2022.  If at least 80% of the three-year EPS target is not met, the grants will expire. No performance awards were granted during the 2019 first quarter.

The remaining shares granted in the 2020 and 2019 first quarters include shares that vest ratably over a period of three or four years, beginning one year from the date of grant.

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

A total of 173,010 stock options were issued during the 2020 first quarter on March 6, 2020.  The options have a fair value of $1.96 per share using the Black-Scholes valuation model.  The assumptions used to calculate the fair value include the price on the date of grant of $5.88 per option, an expected life of 5.2 years, expected volatility of 36.7%, an expected dividend yield of zero, and a risk free rate of 0.6%. The options vest ratably over three years, and are being expensed over that period. The options were granted from the 2010 Equity Award Plan. No stock options were granted during the 2019 first quarter.

11.	Treasury Stock

The Company’s Board of Directors has authorized the repurchase of its stock up to a total of $30.0 million. The Company did not purchase shares for treasury during the 2020 first quarter. As of March 27, 2020, the Company had repurchased approximately 3.2 million of shares pursuant to the authorization and had approximately $7.7 million left in its current stock repurchase authorization.

During the 2020 first quarter, the Company issued 380,128 shares out of treasury stock primarily to fulfill the share requirements from purchases of stock in the Non-Employee Director Deferred Compensation Plan, stock option exercises, and restricted stock grants.

The Company did not purchase shares for treasury during the 2019 first quarter. At March 29, 2019, the Company had approximately $7.7 million remaining in its stock repurchase authorization. During the 2019 first quarter, the Company issued 215,326 out of treasury stock primarily to fulfill the share requirements from purchases of stock in the Non-Employee Director Deferred Compensation Plan, stock options exercises, and restricted stock grants.

12.	Significant Clients

In the 2020 first quarter, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $19.9 million or 22.9% of consolidated revenue compared with $20.9 million or 21.6% of consolidated revenue in the comparable 2019 period. The National Technical Services Agreement with IBM was scheduled to expire on December 31, 2019, but was extended for six months and now expires on July 3, 2020. The Company’s accounts receivable from IBM at March 27, 2020 and December 31, 2019 totaled $10.0 million and $23.0 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2020 or 2019 first quarters.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended March 27, 2020

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements made by the management of Computer Task Group, Incorporated (CTG, the Company or the Registrant) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of or trends in business strategy and expectations, new business opportunities, cost control initiatives, business wins, market demand, revenue, operating expenses, capital expenditures, and financing.  The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff, (ii) domestic and foreign industry competition for clients and talent, including technical, sales and management personnel, (iii) increased bargaining power of large clients, (iv) the Company's ability to protect confidential client data, (v) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM), (vi) the uncertainty of clients' implementations of cost reduction projects, (vii) the effect of healthcare reform and initiatives, (viii) the mix of work between staffing and solutions, (ix) currency exchange risks, (x) risks associated with operating in foreign jurisdictions, (xi) renegotiations, nullification, or breaches of contracts with clients, vendors, subcontractors or other parties, (xii) the impact of current and future laws and government regulations, as well as repeal or modification of such, affecting the information technology (IT) solutions and staffing industry, taxes and the Company's operations in particular, (xiii) industry and economic conditions, including fluctuations in demand for IT services, (xiv) consolidation among the Company's competitors or clients, (xv) the need to supplement or change our IT services in response to new offerings in the industry or changes in client requirements for IT products and solutions, (xvi) the risks associated with acquisitions,  (xvii) actions of activist shareholders, and (xviii) the effects of the COVID-19 pandemic and the regulatory, social, and business responses thereto on the Company’s business, operations, employees, contractors, and clients, and (xiv) the risks described in Item 1A of the Company’s most recently filed annual report on Form 10-K, and from time to time, in the Company's reports filed with the Securities and Exchange Commission (SEC).

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters ended March 27, 2020 and March 29, 2019 was as follows:

	For the Quarter Ended
	March 27, 2020	March 29, 2019
IT solutions	33.4%	34.4%
IT and other staffing	66.6%	65.6%
Total	100.0%	100.0%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarters ended March 27, 2020 and March 29, 2019 was as follows:

	For the Quarter Ended
	March 27, 2020	March 29, 2019
Technology service providers	34.9%	32.7%
Manufacturing	15.0%	16.9%
Healthcare	13.4%	16.2%
Financial services	14.2%	14.1%
Energy	6.2%	4.6%
General markets	16.3%	15.5%
Total	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters ended March 27, 2020 and March 29, 2019 was as follows:

	For the Quarter Ended
	March 27, 2020	March 29, 2019
Time-and-material	82.4%	80.9%
Progress billing	14.0%	10.7%
Percentage-of-completion	3.6%	8.4%
Total	100.0%	100.0%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	March 27, 2020		March 29, 2019
	(amounts in thousands)
Revenue	100.0%	$86,949	100.0%	$97,238
Direct costs	80.4%	69,903	81.8%	79,522
Selling, general and administrative expenses	17.2%	14,979	17.0%	16,589
Operating income	2.4%	2,067	1.2%	1,127
Interest and other expense, net	(0.2)%	(191)	(0.2)%	(180)
Income before income taxes	2.2%	1,876	1.0%	947
Provision for income taxes	0.9%	732	0.3%	315
Net income	1.3%	$1,144	0.7%	$632

The Company recorded revenue in the quarters ended March 27, 2020 and March 29, 2019 as follows:

For the Quarter Ended:	March 27, 2020		March 29, 2019		Year-over-Year Change
	(amounts in thousands)
North America	57.9%	$50,307	61.1%	$59,435	(15.4)%
Europe	42.1%	36,642	38.9%	37,803	(3.1)%
Total	100.0%	$86,949	100.0%	$97,238	(10.6)%

There were 62 and 63 billable days in the 2020 and 2019 first quarters, respectively. Reimbursable expenses billed to clients and included in revenue totaled $0.4 million and $0.6 million in the 2020 and 2019 first quarters, respectively.

IT solutions revenue decreased $4.4 million and represented 33.4% of consolidated revenue in the 2020 first quarter, as compared with 34.4% in the corresponding 2019 period. The decrease was primarily due to several significant solutions projects ending in the 2019 fourth quarter.

IT and other staffing revenue decreased $5.9 million and represented 66.6% of consolidated revenue in the 2020 first quarter, as compared with 65.6% of revenue in the corresponding 2019 period. The IT staffing decrease was primarily due the Company disengaging from a number of low margin, non-core staffing engagements in the 2019 fourth quarter and the first quarter of 2020, which is consistent with the Company’s overall plan to transform to a solutions-centric organization.

Although the COVID-19 pandemic had relatively limited financial impact on the business in the 2020 first quarter, the Company expects a more pronounced effect on both our clients’ operations and CTG’s business beginning in the second quarter as approximately 10% of the Company’s billable resources have been idled by the pandemic as of the date of this filing. At this time, the Company does not have any clear visibility into the magnitude of the potential downturn of its operations, either in the second quarter or in the remainder of 2020.  The Company, however, in anticipation of lower revenue has taken steps to reduce its expenses beginning in April 2020, with a full-time furlough of certain non-billable employees, and a 20% furlough of nearly all other non-billable employees, including the senior management team.  Additionally, all discretionary spending has been eliminated, and business travel has been restricted. Finally, the Company is actively participating in government-sponsored programs in its European operations, including Belgium, France and Luxembourg, that will partially reimburse the Company for employees who have been made idle as a result of the pandemic.

The Company includes all billable consultants, consisting of both employees and subcontractors, and its support services in its headcount totals. CTG’s headcount at March 27, 2020 was approximately 4,000, an 8% decrease from 4,350 at March 29, 2019, and a 1% increase from approximately 3,950 at December 31, 2019. The decrease in headcount year-over-year is primarily due to the Company’s plan to move away from its low margin staffing business. The increase in headcount in the 2020 first quarter as compared with December 31, 2019 was due to the acquisition of StarDust, a small testing solutions company, with locations in France and Canada.

The revenue decrease in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was further impacted in the 2020 first quarter by the strength of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, used in the United Kingdom. If there had been no change in these exchange rates from the 2019 first quarter to the 2020 first quarter, total European revenue would have been approximately $1.1 million higher and operating income would have increased by less than $0.1 million.

The Company continues to assess the potential impact, if any, that the United Kingdom’s exit from the European Union (Brexit) will have on its operations. To date, there has been a nominal impact on the Company’s operating results from Brexit. As the total revenue generated by our British subsidiary is immaterial as compared with the Company’s total consolidated revenue, we do not expect the impact of the exit to have a material impact on the Company’s operations.

In the 2020 first quarter, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $19.9 million or 22.9% of consolidated revenue. This compares with $20.9 million or 21.6% of consolidated revenue in the comparable 2019 period. The National Technical Services Agreement with IBM previously expired on December 31, 2019. The Agreement with IBM was extended for six months and now expires on July 3, 2020. The Company’s accounts receivable from IBM at March 27, 2020 and December 31, 2019 totaled $10.0 million and $23.0 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2020 or 2019 first quarters.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 80.4% of revenue in the 2020 first quarter, as compared with 81.8% of revenue in the 2019 corresponding period. The Company’s direct costs as a percentage of revenue decreased in the 2020 first quarter due to an overall improvement in the management of the Company’s projects during the 2020 first quarter, which included the utilization of the Company’s resources. Improving margins is part of the Company’s solutions-centric strategy.  The direct profit margin on IT solutions business improved about 250 basis points in the 2020 first quarter as compared with the prior year period.  Additionally, the direct profit margin on IT and other staffing business improved 96 basis points as compared with the prior year.

Selling, general and administrative (“SG&A”) expenses were 17.2% of revenue in the 2020 first quarter as compared with 17.0% in the corresponding 2019 period. The increase in SG&A expenses as a percentage of revenue year-over-year is primarily due to the loss of operating leverage with a decrease in revenue of $10.3 million year-over-year. Overall SG&A expense was $1.6 million less in the 2020 first quarter as compared with the prior year quarter as the Company actively worked to manage its costs to offset the impact of the lower revenue.

Consolidated operating income was 2.4% of revenue in the 2020 first quarter, compared with 1.2% of revenue in the 2019 first quarter.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2020 first quarter ETR was 39.0%, and the 2019 first quarter ETR was 33.3%. The ETR was higher in the 2020 first quarter as compared with the corresponding 2019 period primarily due to the valuation allowance against the U.S. deferred tax assets, and taxable income in the Company’s European operations where the ETR is generally higher than that of the United States.

   Net income was 1.3% of revenue or $0.08 per diluted share in the 2020 first quarter, as compared with 0.7% of revenue or $0.05 per diluted share in the 2019 first quarter. Diluted earnings per share was calculated using 14.3 million and 13.8 million weighted-average equivalent shares outstanding for the quarters ended March 27, 2020 and March 29, 2019.

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

Income Taxes—Valuation Allowances on Deferred Tax Assets

At March 27, 2020, the Company had a total of approximately $0.4 million of deferred tax assets, and approximately $2.0 million of deferred tax liabilities, recorded on its condensed consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards and state taxes. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the expected tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At March 27, 2020, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $0.6 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at March 27, 2020, the Company had offset a portion of these assets with a valuation allowance totaling $0.3 million, resulting in a net deferred tax asset from net operating loss carryforwards of $0.3 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the 2020 first quarter would have increased or decreased net income by approximately $18,800.

Other Estimates

The Company has also made a number of estimates and assumptions relating to the reporting of its assets and liabilities and the disclosure of contingent assets and liabilities to prepare the condensed consolidated financial statements pursuant to the rules and regulations of the SEC, the FASB, and other regulatory authorities. Such estimates primarily relate to the recognition of revenue, leased assets and liabilities, the purchase accounting for acquisitions and the valuation of goodwill, the valuation allowance for deferred tax assets, actuarial assumptions including discount rates and expected rates of return on assets, as applicable, for the Company’s defined benefit plans, the valuation of stock options and restricted stock for recording equity-based compensation expense, the allowance for doubtful accounts receivable, investment valuation, legal matters, other contingencies, and estimates of progress toward completion and direct profit or loss on contracts, as applicable. As future events and their effect on the Company's operating results cannot be determined with precision, actual results could differ from these estimates. Changes in the economic climates in which the Company operates may affect these estimates and will be reflected in the Company’s financial statements in the event they occur.

Financial Condition and Liquidity

Cash provided by operating activities was $19.2 million in the 2020 first quarter, and $0.3 million in the 2019 corresponding period. In 2020, net income was $1.1 million, while other non-cash adjustments, primarily consisting of depreciation and amortization expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $1.3 million. In 2019, net income was $0.6 million, while the corresponding non-cash adjustments totaled $1.1 million.

The accounts receivable balance decreased $18.2 million in the 2020 first quarter, and increased $1.6 million in the 2019 first quarter. The decrease in the accounts receivable balance in the 2020 first quarter primarily resulted from an advance collections program that the Company entered into with its largest client during the 2020 first quarter, where $11.9 million was paid before the normal due date. Additionally, the decrease was due to a decrease in revenue of 10.6% as compared with the corresponding 2019 quarter. The increase in the accounts receivable balance in the 2019 first quarter primarily resulted from an increase in revenue of 17.6% as compared with the corresponding 2018 first quarter. The increase in revenue in 2019 was partially offset by days sales outstanding (DSO) decreasing four days to 78 days in 2019 from 82 days at December 31, 2018.

Prepaid and other current assets increased $1.0 million and decreased less than $0.1 million in the 2020 and 2019 first quarters, respectively, due to payments made early in each respective year that are then expensed throughout the year.

The accounts payable balance decreased $2.5 million and $2.9 million in the 2020 and 2019 first quarters, respectively, primarily due to the timing of certain payments near the end of the quarter of each year as compared with the prior quarter-end. Accrued compensation increased $1.0 million and $4.4 million in the 2020 and 2019 first quarters, respectively, primarily due to higher headcount in each of the respective years compared with the corresponding prior periods. Income taxes payable/receivable increased $0.7 million and $0.2 million in the 2020 and 2019 first quarters, respectively. The increase in the balance in 2020 reflected higher taxable income in the 2020 first quarter. Advance billings decreased $0.4 million in the 2020 first quarter, and increased $1.1 million in the 2019 first quarter. The change in advance billings in any given period is determined by the nature and type of existing projects, and the advance payments, if any, associated with those projects.

Investing activities used $4.7 million and $8.7 million of cash in the 2020 and 2019 first quarters, respectively. Cash paid for the acquisition of StarDust, net of cash acquired, was approximately $4.0 million in the 2020 first quarter. Cash paid for Tech-IT, net of cash acquired, was approximately $8.5 million in the 2019 first quarter. The Company used cash for additions to property, equipment, and capitalized software of $0.7 million and $0.3 million in the 2020 and 2019 first quarters, respectively. The Company has no significant commitments for the purchase of property and equipment at March 27, 2020. Subsequent to the end of the 2020 first quarter, the Company entered into an agreement to sell its owned real estate for $2.5 million.  As the value of the building is approximately $1.8 million, the Company expects to record a gain of about $0.6 million, after fees, from the sale in the 2020 second quarter.

Financing activities provided $6.3 million of cash in the 2020 first quarter and $9.5 million in the 2019 first quarter. Cash borrowed under the Company’s revolving line of credit to fund the acquisition of StarDust and working capital obligations netted to $6.7 million in the 2020 first quarter, while cash borrowed to fund the acquisition of Tech-IT netted to $9.7 million in the 2019 first quarter. Payments made to taxing authorities that represent the value of shares withheld for taxes in employee equity-based compensation transactions totaled $0.1 million in both the 2020 and 2019 first quarters, respectively. Cash overdrafts relate to the amount of outstanding checks at a point in time, and netted to approximately $0.4 million and $0.2 million in the 2020 and 2019 first quarters, respectively. The Company did not repurchase shares for treasury under its buyback program in either of the 2020 or 2019 first quarters. As of March 27, 2020, $7.7 million was available under the Company's authorization to purchase shares in future periods.

The Company’s Credit and Security Agreement provides for a three-year revolving credit facility in an aggregate principal amount of $45.0 million, including a sublimit of $10.0 million for letters of credit and a $10.0 million sublimit for swing line loans.

The Credit and Security Agreement expires in December 2022, and has interest rates ranging from 150 to 200 basis points over LIBOR or the greater of (i) the prime rate, (ii) the federal funds effective rate plus 50 basis points, and (iii) adjusted LIBOR plus 100 basis points plus a spread ranging from 50 to 100 basis points based on the amounts outstanding under the Credit and Security Agreement. The Company can borrow under the agreement with either rate at its discretion. At March 27, 2020 and December 31, 2019, there was $12.0 million and $5.3 million outstanding under the Credit and Security Agreement, respectively.

Generally, the Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. However, during the 2020 first quarter, given the potential negative financial implications of the COVID-19 pandemic, the Company drew down $12.0 million under its revolving credit agreement to improve its cash position at quarter-end, and provide working capital in the event of a significant financial downturn in the 2020 second quarter, or remainder of the year.  This borrowing brought the Company’s consolidated cash balance to $31.5 million, the highest total in nearly five years.

The maximum amounts outstanding under its credit agreement in the 2020 and 2019 first quarters were $12.0 million and $18.0 million, respectively, while borrowings during those quarters averaged $3.1 million and $10.3 million, respectively, and carried weighted average interest rates of 2.5% and 3.0%, respectively.

Under the Credit and Security Agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at March 27, 2020, included a fixed charge coverage ratio, which must be less than 1.10 times consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for equity-based compensation and severance expenses, must be no less than $5.0 million for the trailing twelve months, and capital expenditures for property, plant, equipment, and capitalized software must be no more than $5.0 million in any annual period. The fixed charge coverage ratio is only tested if availability on a measurement date is less than $5.625 million. Actual borrowings by CTG under the Credit and Security Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves. Total availability as of March 27, 2020 was approximately $5.4 million. The Company was in compliance with these covenants at March 27, 2020 as the fixed charge ratio was 35.0 to 1, the adjusted EBITDA for the trailing twelve months was $12.9 million and capital expenditures for property, equipment and capitalized software were $0.7 million in the 2020 first quarter. The Company was also in compliance with its covenants at March 29, 2019.

Of the total cash and cash equivalents reported on the consolidated balance sheet at March 27, 2020 of $31.5 million, approximately $14.7 million was held by the Company’s foreign operations. Earnings are considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and does not intend to do so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

The Company believes existing internally available funds, cash potentially generated from future operations, and funds available under the Company's Credit and Security Agreement (subject to collateral limits) totaling $32.8 million will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, pay a dividend (if any are declared), fund acquisitions, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2020 or 2019 first quarters other than guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $3.0 million at March 27, 2020.

Contractual Obligations

The Company did not enter into any significant contractual obligations during the quarter or year-to-date period ended March 27, 2020.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, which requires the immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including trade receivables. The allowance for credit losses will be the difference between the amortized cost balance of a financial asset and the amount of amortized cost expected to be collected over the remaining contractual life. When determining the allowance, expected credit losses over the contractual term of the financial assets will be estimated considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  Subsequent changes in the allowance will be recorded through the income statement as an expense adjustment. This guidance is effective for reporting periods beginning after December 15, 2019; however, early adoption is permitted. The Company adopted the new credit loss standard on January 1, 2020. As the impact from this standard on the Company was immaterial, no adjustment was made to the beginning retained earnings balance.

 In January 2017, the FASB issued ASU 2017-04,”Simplifying the Test for Goodwill Impairment”, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. This guidance is effective for reporting periods beginning after December 15, 2019; however, early adoption is permitted. The Company adopted the new standard on January 1, 2020 for the year ending December 31, 2020 on a prospective basis and does not expect a significant impact from the adoption of this standard.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which helps entities evaluate the accounting for fees paid in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. This guidance is effective for fiscal years beginning after December 15, 2019; however, early adoption is permitted. The Company adopted the new standard on a prospective basis on January 1, 2020 and does not expect a significant impact on its operations from the adoption of this standard.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions for accounting contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference the London Interbank Offering Rate (“LIBOR”) or another reference rate expected to be discontinued due to the reference rate reform. It is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect a significant impact from the adoption of this standard as provisions have been made in our Credit and Security Agreement to use an alternate benchmark interest rate when the use of LIBOR is discontinued.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations.

The revenue decrease in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) were further impacted in the 2020 first quarter and year-to-date period by the strength of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, the currency used in the United Kingdom. If there had been no change in these exchange rates from the 2019 first quarter to the 2020 first quarter, total European revenue would have been approximately $1.1 million higher and operating income would have been less than $0.1 million higher.

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

Changes in Internal Control Over Financial Reporting

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on March 27, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the U.S., Western Europe, and India, which includes all of our operations. The impact from the rapidly changing market, and economic and regulatory conditions due to the COVID-19 outbreak is uncertain, disrupting the business of our clients, and will impact our business and consolidated results of operations, and could impact our financial condition in the future. As of May 6, 2020, approximately 10% of our billable resources have been idled by the pandemic, and the Company has taken measures, including part-time and full-time furloughs, to offset the potential impact of this reduction in revenue. While we have not incurred significant disruptions or financial impacts thus far from the COVID-19 outbreak, we are unable to accurately predict the impact that COVID-19 will have due to numerous uncertainties. These include the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our clients, the demand for IT services overall, and other factors. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

There were no other material changes in the Company's risk factors from those previously disclosed in the Company's Form 10-K for the period ended December 31, 2019.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased under the Plan or Program
January 1 - January 31		$—	—	$7,727,724
February 1 - February 29	—	$—	—	$7,727,724
March 1 - March 27	—	$—	—	$7,727,724
Total	—		—

**	Excludes broker commissions

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Reference

31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	##

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	#

101.SCH	Inline XBRL Taxonomy Extension Schema Document	#

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	#

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	#

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	#

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	#

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Filed herewith
##	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ John M. Laubacker
John M. Laubacker
Title:	Chief Financial Officer

Date: May 6, 2020