Form 10-Q
period 2020-06-26
COMPUTER TASK GROUP INC
filed 2020-08-03
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	July 27, 2020
Common stock, par value $.01 per share	15,173,249

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Revenue	$89,146	$100,408	$176,095	$197,646
Direct costs	70,408	82,072	140,311	161,594
Selling, general and administrative expenses	16,824	16,483	31,803	33,072
Operating income	1,914	1,853	3,981	2,980
Interest and other income	131	2	134	76
Gain on sale of building	824	—	824	—
Non-taxable life insurance gain	389	—	389	—
Interest and other expense	136	368	330	622
Income before income taxes	3,122	1,487	4,998	2,434
Provision for income taxes	1,363	544	2,095	859
Net income	$1,759	$943	$2,903	$1,575
Net income per share:
Basic	$0.13	$0.07	$0.21	$0.12
Diluted	$0.12	$0.07	$0.20	$0.11
Weighted average shares outstanding:
Basic	13,605	13,436	13,576	13,408
Diluted	14,282	13,918	14,299	13,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net Income	$1,759	$943	$2,903	$1,575

Foreign currency translation adjustment, net of taxes	732	445	(56)	(478)
Change in pension, net of taxes of $1 and $0 in the 2020 and 2019 second quarters, respectively, and $1 and $0 in the first two quarters of 2020 and 2019, respectively	(88)	(46)	61	97
Other comprehensive income (loss)	644	399	5	(381)

Comprehensive income	$2,403	$1,342	$2,908	$1,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	June 26,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$34,319	$10,781
Accounts receivable, net of allowances of $147 and $84 in 2020 and 2019, respectively	79,133	88,772
Prepaid and other current assets	2,358	2,064
Income taxes receivable	—	231
Total current assets	115,810	101,848
Property, equipment and capitalized software, net	5,246	6,379
Operating lease right-of-use assets	20,278	21,253
Deferred income taxes	330	453
Acquired intangibles, net	7,741	8,439
Goodwill	19,969	16,681
Cash surrender value of life insurance, net	2,989	3,133
Other assets	748	328
Investments	187	192
Total assets	$173,298	$158,706
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$15,580	$18,612
Accrued compensation	24,754	23,538
Advance billings on contracts	3,555	1,704
Short-term operating lease liabilities	5,289	5,904
Other current liabilities	8,450	7,096
Income taxes payable	1,210	—
Total current liabilities	58,838	56,854
Long-term debt	12,000	5,290
Deferred compensation benefits	12,435	12,346
Long-term operating lease liabilities	14,929	15,349
Deferred income taxes	1,906	2,101
Other long-term liabilities	2,994	530
Total liabilities	103,102	92,470
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in 2020 and 2019	270	270
Capital in excess of par value	108,207	112,096
Retained earnings	89,576	86,673
Less: Treasury stock of 11,835,050 and 12,311,010 shares at cost, in 2020 and 2019, respectively	(109,320)	(114,261)
Accumulated other comprehensive loss	(18,537)	(18,542)
Total shareholders’ equity	70,196	66,236
Total liabilities and shareholders’ equity	$173,298	$158,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Two Quarters Ended
	June 26, 2020	June 28, 2019
Cash flow from operating activities:
Net income	$2,903	$1,575
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,641	1,365
Equity-based compensation expense	1,149	693
Deferred income taxes	(96)	(102)
Deferred compensation benefits	154	(81)
Gain on the sale of property and equipment	(826)	(2)
Non-taxable life insurance gain	(389)	—
Changes in assets and liabilities that provide (use) cash, excluding the effects of acquisitions:
Accounts receivable	10,878	(5,852)
Prepaid and other current assets	(302)	(1,242)
Other long-term assets	(420)	(24)
Cash surrender value of life insurance	277	233
Accounts payable	(2,867)	(2,271)
Accrued compensation	957	2,057
Income taxes payable / receivable	1,422	121
Advance billings on contracts	1,833	(1,544)
Other current liabilities	861	369
Other long-term liabilities	2,464	(432)
Net cash provided by (used in) operating activities	19,639	(5,137)
Cash flow from investing activities:
Cash paid for acquisitions, net of cash acquired	(3,995)	(8,457)
Additions to property and equipment	(583)	(572)
Additions to capitalized software	(593)	(91)
Proceeds from sale of fixed assets	2,442	—
Premiums paid for life insurance	(144)	—
Insurance proceeds	400
Deferred compensation plan investments, net	—	(1)
Net cash used in investing activities	(2,473)	(9,121)
Cash flow from financing activities:
Proceeds from long-term debt	40,845	97,666
Payments on long-term debt	(34,135)	(84,334)
Taxes remitted for shares withheld from equity-based compensation transactions	(160)	(153)
Proceeds from Employee Stock Purchase Plan	63	79
Change in cash overdraft, net	(370)	154
Net cash provided by financing activities	6,243	13,412
Effect of exchange rates on cash and cash equivalents	129	(295)
Net increase (decrease) in cash and cash equivalents	23,538	(1,141)
Cash and cash equivalents at beginning of year	10,781	12,431
Cash and cash equivalents at end of quarter	$34,319	$11,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of March 27, 2020	27,018	$270	$109,112	$87,817	11,950	$(110,818)	$(19,181)	$67,200
Employee Stock Purchase Plan share issuance	—	—	(42)	—	(9)	77	—	35
Restricted stock plan share issuance/forfeiture	—	—	(1,500)	—	(106)	1,421	—	(79)
Equity-based compensation	—	—	637	—	—	—	—	637
Net income	—	—	—	1,759	—	—	—	1,759
Foreign currency adjustment	—	—	—	—	—	—	732	732
Pension gain adjustment, net of tax	—	—	—	—	—	—	(88)	(88)
Balances as of June 26, 2020	27,018	$270	$108,207	$89,576	11,835	$(109,320)	$(18,537)	$70,196

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of March 29, 2019	27,018	$270	$115,074	$83,180	12,741	$(118,860)	$(15,391)	$64,273
Employee Stock Purchase Plan share issuance	—	—	(48)	—	(9)	89	—	41
Restricted stock plan share issuance/forfeiture	—	—	(1,786)	—	(167)	1,727	—	(59)
Equity-based compensation	—	—	444	—	—	—	—	444
Net income	—	—	—	943	—	—	—	943
Foreign currency adjustment	—	—	—	—	—	—	445	445
Pension gain adjustment, net of tax	—	—	—	—	—	—	(46)	(46)
Balances as of June 28, 2019	27,018	$270	$113,684	$84,123	12,565	$(117,044)	$(14,992)	$66,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of December 31, 2019	27,018	$270	$112,096	$86,673	12,311	$(114,261)	$(18,542)	$66,236
Employee Stock Purchase Plan share issuance	—	—	(65)	—	(14)	128	—	63
Restricted stock plan share issuance/forfeiture	—	—	(4,973)	—	(462)	4,813	—	(160)
Equity-based compensation	—	—	1,149	—	—	—	—	1,149
Net income	—	—	—	2,903	—	—	—	2,903
Foreign currency adjustment	—	—	—	—	—	—	(56)	(56)
Pension gain adjustment, net of tax	—	—	—	—	—	—	61	61
Balances as of June 26, 2020	27,018	$270	$108,207	$89,576	11,835	$(109,320)	$(18,537)	$70,196

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of December 31, 2018	27,018	$270	$116,427	$82,548	12,746	$(120,406)	$(14,611)	$64,228
Employee Stock Purchase Plan share issuance	—	—	(91)	—	(18)	170	—	79
Restricted stock plan share issuance/forfeiture	—	—	(1,311)	—	52	1,158	—	(153)
Deferred compensation plan share issuance	—	—	(2,034)	—	(215)	2,034	—	—
Equity-based compensation	—	—	693	—	—	—	—	693
Net income	—	—	—	1,575	—	—	—	1,575
Foreign currency adjustment	—	—	—	—	—	—	(478)	(478)
Pension gain adjustment, net of tax	—	—	—	—	—	—	97	97
Balances as of June 28, 2019	27,018	$270	$113,684	$84,123	12,565	$(117,044)	$(14,992)	$66,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Financial Statements

The condensed consolidated financial statements included herein reflect, in the opinion of the management of Computer Task Group, Incorporated (“CTG” or “the Company”), all normal recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations, comprehensive income, cash flows, and shareholders’ equity for the periods presented. Certain prior period amounts have been reclassified to conform to the current year presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10‑K filed with the SEC.

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal period where the last day of each of the first three quarters is a Friday. The 2020 second quarter began on March 28, 2020 and ended on June 26, 2020. The 2019 second quarter began on March 30, 2019 and ended on June 28, 2019. There were 64 billable days in both the second quarters of 2020 and 2019, and 126 and 127 billable days in the 2020 and 2019 year-to-date periods, respectively.

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

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes, which could be impacted by existing market conditions and factors, including the COVID-19 pandemic. Such estimates primarily relate to the recognition of revenue, leased assets and liabilities, the purchase accounting for acquisitions and the valuation of goodwill, the valuation allowance for deferred tax assets, actuarial assumptions including discount rates and expected return on assets, as applicable, for the Company’s defined benefit plans, the valuation of stock options and restricted stock for recording equity-based compensation expense, the allowance for doubtful accounts receivable, investment valuation, legal matters, other contingencies, and estimates of progress toward completion and direct profit or loss on contracts, as applicable. Management believes that the information and disclosures provided herein are adequate to present fairly the condensed consolidated financial position, results of operations, comprehensive income, cash flows, and shareholders’ equity of the Company.

The Company evaluated subsequent events from the date of the most recent balance sheet through the date of this filing. Through the date of this filing, about 10% of the Company’s billable resources have been idled since the beginning of the COVID-19 pandemic in March 2020. To offset this reduction in billable resources, during April 2020, the Company took a number of actions to reduce costs and mitigate the potential impact of the COVID-19 pandemic, including a full-time furlough of about 5% of its North American non-billable staff, and a reduced work schedule (20% furlough) for nearly all other non-billable staff, including senior management, that are not directly or indirectly related to business development. In addition, the Company subsequently entered into a 10-year lease agreement for its new headquarters in Buffalo, NY. This agreement includes expected lease payments totaling $3.7 million for the signed lease, which has not yet commenced. The Company expects to occupy its new space by December 31, 2020.

There were no other subsequent events as of the date of this filing from the end of the fiscal second quarter on June 26, 2020 that require recognition or disclosure in these unaudited interim condensed consolidated financial statements.

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarter and two quarters ended June 26, 2020 and June 28, 2019 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
IT solutions	38.0%	35.5%	35.6%	34.9%
IT and other staffing	62.0%	64.5%	64.4%	65.1%
Total	100.0%	100.0%	100.0%	100.0%

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

CTG’s revenue by vertical market as a percentage of total revenue for the quarter and two quarters ended June 26, 2020 and June 28, 2019 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Technology service providers	31.8%	31.7%	33.3%	32.1%
Manufacturing	13.7%	17.1%	14.4%	17.1%
Healthcare	13.6%	16.7%	13.5%	16.5%
Financial services	14.8%	13.4%	14.5%	13.7%
Energy	7.2%	5.5%	6.7%	5.1%
General markets	18.9%	15.6%	17.6%	15.5%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarter and two quarters ended June 26, 2020 and June 28, 2019 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Time-and-material	78.9%	79.3%	80.5%	79.7%
Progress billing	16.2%	10.4%	15.1%	10.6%
Percentage-of-completion	4.9%	10.3%	4.4%	9.7%
Total	100.0%	100.0%	100.0%	100.0%

The Company recorded revenue in the quarter and two quarters ended June 26, 2020 and June 28, 2019 as follows:

For the Quarter Ended:	June 26, 2020		June 28, 2019		Year-over-Year Change
	(amounts in thousands)
North America	55.4%	$49,357	62.4%	$62,653	(21.2)%
Europe	44.6%	39,789	37.6%	37,755	5.4%
Total	100.0%	$89,146	100.0%	$100,408	(11.2)%

For the Two Quarters Ended:	June 26, 2020		June 28, 2019		Year-over-Year Change
	(amounts in thousands)
North America	56.6%	$99,664	61.8%	$122,088	(18.4)%
Europe	43.4%	76,431	38.2%	75,558	1.2%
Total	100.0%	$176,095	100.0%	$197,646	(10.9)%

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

Contract Balances

For time-and-material contracts and contracts with periodic billing schedules, the timing of the Company’s satisfaction of its performance obligations is consistent with the timing of billing. For these contracts, the Company has the right to payment in the amount that corresponds directly with the value of the Company’s performance to date. The Company uses the practical expedient that allows it to recognize revenue in the amount for which it has the right to invoice for time-and-material contracts and contracts with periodic billing schedules. Billing schedules for fixed-price contracts are generally consistent with the Company’s performance in transferring control of the goods or services to the client. There are no significant financing components in contracts with clients. The Company records advanced billings that represent contract liabilities for cash payments received in advance of performance on the condensed consolidated balance sheet. Unbilled receivables are reported within “accounts receivable” on the condensed consolidated balance sheet. Accounts receivable and advanced billing balances fluctuate based on the timing of the client’s billing schedule and the Company’s month-end date. There are no significant costs to obtain or fulfill contracts with clients.

Transaction Price Allocated to Remaining Performance Obligations

As of June 26, 2020, the aggregate transaction price allocated to unsatisfied or partially unsatisfied performance obligations for fixed-price and all managed-support contracts was approximately $11.6 million and $52.4 million, respectively. Approximately $26.1 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2020, and approximately $37.9 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2021 and beyond. As the Company uses the “right to invoice” practical expedient, we do not disclose the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At June 26, 2020 and December 31, 2019, the carrying amounts of the Company’s cash of $34.3 million and $10.8 million, respectively, approximated fair value.

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

The Company has a contingent consideration liability related to the earn-out provision of which a portion will be payable in each period subject to the achievement by Tech-IT of certain direct profit targets for fiscal 2019 and 2020. In addition, the Company has a remaining contingent consideration liability related to the earn-out provision of which a portion will be payable subject to the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2019. There is no payout if the achievements are below the target thresholds. The fair value of these contingent considerations is determined using level 3 inputs. The fair value assigned to the contingent consideration liabilities is determined using the real options method, which requires inputs such as revenue forecasts, EBIT forecasts, discount rate, and other market variables to assess the probability of Tech-IT and Soft Company achieving their respective targets.  The Company also acquired StarDust in the 2020 first quarter, and the Company has begun the process of accounting for the acquisition and anticipates completion in the 2020 third quarter.

The Company is also allowed to elect an irrevocable option to measure, on a contract-by-contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this accounting standard for any specific contracts during the quarters ended June 26, 2020 or June 28, 2019.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies currently on 17 individuals, whose average age is 76 years old. Those policies have generated cash surrender value and the Company has taken loans against the policies. At June 26, 2020, these insurance policies have a gross cash surrender value of $28.2 million, outstanding loans and interest totaling $26.0 million, and a net cash surrender value of $2.2 million. At December 31, 2019, these insurance policies had a gross cash surrender value of $29.7 million, outstanding loans and interest totaling $27.2 million, and a net cash surrender value of $2.5 million. The net cash surrender values are included on the condensed consolidated balance sheet in “Cash surrender value of life insurance” under non-current assets.

At June 26, 2020 and December 31, 2019, the total death benefit for the remaining policies was approximately $37.1 million and $37.7 million, respectively. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $10.8 million after the payment of obligations, and, under current tax regulations, record a non-taxable gain of approximately $8.6 million.

During the second quarter ended June 26, 2020, one of the participants in the plan passed away. Upon their death, the Company recorded a non-taxable life insurance gain of approximately $0.4 million, which it has recorded on its condensed consolidated statements of income. Additionally, the Company settled approximately $1.9 million of outstanding loans and interest.

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

Accounts Receivable Factoring

As part of our working capital management, the Company entered into a factoring agreement during the 2020 first quarter to sell certain trade accounts receivables on a non-recourse basis to third-party financial institutions. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreement was approximately $13.5 million and $25.4 million during the quarter and year-to-date periods ended June 26, 2020. Factoring fees for the sale of receivables were recorded in direct costs and were not material for the quarter and year-to-date periods ended June 26, 2020. There were no accounts receivable factoring activities during the quarter and year-to-date periods ended June 28, 2019.

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at June 26, 2020 and December 31, 2019 are summarized as follows:

(amounts in thousands)	June 26, 2020	December 31, 2019
Property, equipment and capitalized software	$13,592	$17,384
Accumulated depreciation and amortization	(8,346)	(11,005)
Property, equipment and capitalized software, net	$5,246	$6,379

The Company recorded $0.3 million and $0.6 million of capitalized software costs during the quarter and two quarters ended June 26, 2020, respectively, and less than $0.1 million of capitalized software costs during both the quarter and two quarters ended June 28, 2019. As of those dates, the Company had capitalized a total of $2.7 million and $2.0 million, respectively, for software projects developed for commercial use. Amortization periods range from 3 to 5 years, and are evaluated periodically for propriety. Amortization expense totaled approximately $0.1 million and $0.2 million in the quarter and two quarters ended June 26, 2020, respectively, and approximately $0.1 million and $0.3 million in the quarter and two quarters ended June 28, 2019. Accumulated amortization for these projects totaled $1.1 million and $1.0 million as of June 26, 2020 and June 28, 2019, respectively.

During the 2020 second quarter, the Company sold its corporate headquarters located in Buffalo, NY. As the sale price of the building was $2.5 million, and the book value of the building was approximately $1.6 million, the Company recorded a profit on the sale after related fees of about $0.8 million in the 2020 second quarter.

Guarantees

The Company has a number of guarantees in place in its European operations that support office leases and performance under government contracts. At both June 26, 2020 and December 31, 2019, these guarantees totaled approximately $3.0 million and generally have expiration dates ranging from June 2020 through October 2034.

Goodwill

The goodwill recorded on the Company's condensed consolidated balance sheet at June 26, 2020 relates to the acquisition of Soft Company in the 2018 first quarter, Tech-IT in the 2019 first quarter, and StarDust in the 2020 first quarter. In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment exist in interim periods. There were no impairment indicators noted in the quarters or two quarters ended June 26, 2020 and June 28, 2019.

The changes in the carrying amount of goodwill for the two quarters ended June 26, 2020 are as follows:

(amounts in thousands)
Balance at December 31, 2019	$16,681
Acquired goodwill	3,260
Foreign currency translation	28
Balance at June 26, 2020	$19,969

Acquired Intangible Assets

Acquired intangible assets at June 26, 2020 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 year	$1,432	$1,122	$(86)	$224
Customer relationships	8-13 years	9,905	1,627	(761)	7,517
Total		$11,337	$2,749	$(847)	$7,741

Estimated amortization expense for the remainder of 2020, the five succeeding years, and thereafter is as follows:

Year	Annual Amortization
(amounts in thousands)
2020	$547
2021	926
2022	870
2023	870
2024	870
2025	870
Thereafter	2,788
Total	$7,741

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which requires the immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including trade receivables, and replaces the existing incurred loss model. The new standard requires an estimate of expected credit losses, measured over the contractual life of an asset, which considers relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. It requires entities to consider the risk of loss even if it is remote, which will result in the recognition of credit losses on assets that do not have evidence of deterioration. The allowance for credit losses will be the difference between the amortized cost balance of a financial asset and the amount of amortized cost expected to be collected over the remaining contractual life. This guidance is effective for reporting periods beginning after December 15, 2019; however, early adoption is permitted.

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

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which helps entities evaluate the accounting for fees paid in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. This guidance is effective for fiscal years beginning after December 15, 2019; however, early adoption is permitted. The Company adopted the new standard on January 1, 2020 for the year ending December 31, 2020 on a prospective basis and the adoption did not have a significant impact on the Company’s operations.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for accounting contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference the London Interbank Offering Rate (“LIBOR”) or another reference rate expected to be discontinued due to the reference rate reform. It is effective for all entities between March 12, 2020 and December 31, 2022. The Company does not expect a significant impact from the adoption of this standard as provisions have been made in our Credit and Security Agreement to use an alternate benchmark interest rate when the use of LIBOR is discontinued.

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

An earn-out of up to $1.1 million (€1.0 million based on a EUR into USD exchange rate of 1.1145) can be earned, a portion of which will be payable in each period subject to the achievement of consolidated direct profit targets for fiscal 2020 and 2021. Additionally, for each €10,000 of consolidated direct profit achieved above the target, an additional €1,000 can be earned, with no maximum limit. There is no payout if the achievement is below the target threshold. The results of operations of StarDust have been included in the Company’s consolidated financial results since the date of acquisition. As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included in this quarterly report on Form 10-Q. As of the date of filing this quarterly report on Form 10-Q, the preliminary purchase accounting has not yet been finalized due primarily to the timing of information being provided to our valuation specialist and the pending receipt of a preliminary valuation report for certain assets and liabilities, including identified intangible assets. The Company expects to update this information in the third quarter. At June 26, 2020, the Company allocated value to current assets and liabilities based on book values at March 3, 2020, which approximates fair value. The remaining purchase price is tentatively allocated to goodwill.

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

An earn-out of up to a maximum of $1.7 million (€1.5 million based on a EUR into USD exchange rate of 1.1386) can be earned, a portion of which will be payable in each period subject to the achievement of direct profit targets for fiscal 2018, 2019, and 2020.  There is no payout if the achievement on the target is below the threshold. The fair value as of the February 6, 2019 acquisition date was determined to be $0.6 million, and was $0.7 million as of June 26, 2020. Approximately $0.4 million and $0.3 million of the remaining contingent consideration liability is recorded in “other current liabilities” and “other long-term liabilities,” respectively, on the June 26, 2020 condensed consolidated balance sheet.

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

The Company incurred acquisition-related legal and consulting fees and amortization of intangible assets of approximately $0.2 million and $0.4 million in the 2020 second quarter and year-to-date period, respectively, and less than $0.1 million in both the 2019 second quarter and year-to-date periods, which were recorded as a component of selling, general, and administrative expenses in the condensed consolidated statements of income. The purchase price allocation for this acquisition has been finalized.

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

The Company has a contingent consideration liability related to an earn-out provision of which a portion will be payable in each period subject to the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017, 2018, and 2019. There is no payout if the achievement on either target is below a certain target threshold. The fair value as of the February 15, 2018 acquisition date was determined to be $2.0 million. The fair value of the remaining contingent consideration liability, which is recorded in “other current liabilities” on the condensed consolidated balance sheet, was approximately $0.8 million as of June 26, 2020, and is expected to be paid in 2020.

The results of operations of Soft Company have been included in the Company’s consolidated financial results since the date of acquisition. As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included in this quarterly report on Form 10-Q. The Company incurred amortization of intangible assets of approximately $0.1 million and $0.3 million in the 2020 second quarter and year-to-date period, respectively, and incurred acquisition-related legal and consulting fees, adjustments to the fair value of the earn-out liability, and amortization of intangible assets of $0.5 million and $0.9 million in the 2019 second quarter and year-to-date period, respectively, which were recorded as a component of selling, general, and administrative expenses in the condensed consolidated statements of income.

4.	Net Income Per Share

Basic and diluted earnings per share (EPS) for the quarter and two quarters ended June 26, 2020 and June 28, 2019 were as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands, except per-share data)	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Weighted-average number of shares outstanding during period	13,605	13,436	13,576	13,408
Common stock equivalents from incremental shares under equity-based compensation plans	677	482	723	443
Number of shares on which diluted earnings per share is based	14,282	13,918	14,299	13,851
Net income	$1,759	$943	$2,903	$1,575
Net income per share
Basic	$0.13	$0.07	$0.21	$0.12
Diluted	$0.12	$0.07	$0.20	$0.11

Weighted-average shares represent the average number of issued shares less treasury shares, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 1.1 million and 1.2 million shares of common stock were outstanding at June 26, 2020 and June 28, 2019, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

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

Operating leases are included in the right-of-use lease assets, short-term lease liabilities, and long-term lease liabilities on the condensed consolidated balance sheet. The Company measures the operating lease liabilities at lease commencement date based on the present value of remaining lease payments using the rate implicit in the lease when readily determinable, or the Company’s secured incremental borrowing rate. The Company has made an accounting policy election not to recognize a lease liability or right-of-use asset for leases with a lease term of twelve months or less and do not include an option to purchase the underlying asset. The Company recognizes lease expense on a straight-line basis over the lease term and variable lease expense in the period incurred. Variable lease cost consists primarily of common-area maintenance, insurance, and taxes, which are paid based on actual costs incurred by the lessor. Operating lease cost was $1.5 million and $3.1 million for the 2020 second quarter and year-to-date period, respectively, and $1.7 million and $3.4 million for the 2019 second quarter and year-to-date period, respectively. The Company incurred variable lease cost of $0.2 million and $0.3 million in the 2020 second quarter and year-to-date period, respectively, and $0.2 million and $0.3 million in the 2019 second quarter and year-to-date period, respectively. The Company also incurred short-term lease cost of $0.1 million and $0.2 million in the 2020 second quarter and year-to-date period, respectively, and $0.1 million and $0.3 million in the 2019 second quarter and year-to-date period, respectively.

Maturities for the Company’s lease liabilities for all operating leases as of June 26, 2020 are as follows:

Total
Year	Operating Leases
(amounts in thousands)
2020 (remaining)	$3,047
2021	5,243
2022	3,874
2023	2,647
2024	1,605
2025 & thereafter	4,874
Total undiscounted operating lease payments	$21,290
Less: Interest	(1,072)
Total present value of operating lease liabilities	$20,218

The weighted average remaining lease terms and discount rates for all operating leases as of June 26, 2020 and June 28, 2019 were as follows:

	June 26, 2020	June 28, 2019
Weighted average remaining lease term (years)	6.27	3.43
Weighted average remaining discount rate	2.01%	2.84%

Supplemental cash flow information related to the Company’s operating leases for the first two quarters of 2020 is as follows:

(amounts in thousands)	June 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$3,124
Right-of-use assets obtained in exchange for new operating lease liabilities	1,963

As of December 31, 2019, minimum obligations under operating leases were expected to be:

Total
Year	Operating Leases
(amounts in thousands)
2020	$5,979
2021	4,696
2022	3,255
2023	2,257
2024	1,485
2025 & thereafter	4,828
Total undiscounted operating lease payments	$22,500
Less: Interest	(1,247)
Total present value of operating lease liabilities	$21,253

6.	Debt

The Company has a credit and security agreement (the “Credit and Security Agreement”) with its bank, which provides for a three-year revolving credit facility in an aggregate principal amount of $45.0 million, including a sublimit of $10.0 million for letters of credit and a $10.0 million sublimit for swing line loans.

The Credit and Security Agreement expires in December 2022, and has interest rates ranging from 150 to 200 basis points over LIBOR or the greater of (i) the prime rate, (ii) the federal funds effective rate plus 50 basis points, and (iii) adjusted LIBOR plus 100 basis points plus a spread ranging from 50 to 100 basis points based on the amounts outstanding under the Credit and Security Agreement. The Company can borrow under the agreement at either rate at its discretion. At June 26, 2020 and December 31, 2019, there was $12.0 million and $5.3 million outstanding under the Credit and Security Agreement, respectively. The Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

The maximum amounts outstanding under its credit agreement in the 2020 and 2019 second quarters were $12.0 million and $22.3 million, respectively, while borrowings during those quarters averaged $12.0 million and $15.1 million, respectively, and carried weighted average interest rates of 1.6% and 3.2%, respectively.

Under the Credit and Security Agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at June 26, 2020, included a fixed charge coverage ratio, which must be greater than 1.10 times consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for equity-based compensation and severance expenses, must be no less than $5.0 million for the trailing twelve months, and capital expenditures for property, plant, equipment, and capitalized software must be no more than $5.0 million in any annual period. The fixed charge coverage ratio is only tested if availability on a measurement date is less than $5.625 million. Actual borrowings by CTG under the Credit and Security Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves. Total availability as of June 26, 2020 was approximately $5.1 million. The Company was in compliance with these covenants at June 26, 2020 as the fixed charge ratio was 50.8 to 1, the adjusted EBITDA for the trailing twelve months was $14.2 million, and capital expenditures for property, equipment and capitalized software were $1.2 million in the 2020 year-to-date period. The Company was also in compliance with its covenants at June 28, 2019.

7.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at June 26, 2020 and December 31, 2019 are as follows:

(amounts in thousands)	June 26, 2020	December 31, 2019
Foreign currency	$(9,162)	$(9,106)
Pension loss, net of tax of $248 in 2020 and $265 in 2019	(9,375)	(9,436)
Accumulated other comprehensive loss	$(18,537)	$(18,542)

During the 2020 and 2019 second quarter and year-to-date periods, actuarial losses were amortized to expense as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Amortization of actuarial losses	$72	$47	$145	$93
Income tax	1	—	1	—
Net of tax	$73	$47	$146	$93

The amortization of both prior service cost and actuarial losses, with the exception of the actuarial gains related to the post retirement benefit plan, are included in determining net periodic pension cost. See note 9, "Deferred Compensation and Other Benefits" for additional information.

8.	Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy and includes provisions relating to refundable payroll tax credits, deferral of certain payment requirements for the employer portion of Social Security taxes, net operating loss carryback periods and temporarily increasing the amount of net operating losses that corporations can use to offset income, alternative minimum tax (“AMT”) credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not materially affect the Company’s second quarter 2020 income tax provision, deferred tax assets and liabilities, or related taxes payable. The Company continues to assess the future implications of these provisions within the CARES Act on its consolidated condensed financial statements, but does not expect the impact to be material.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2020 second quarter and year-to-date ETR was 43.5% and 41.9%, respectively, and the 2019 second quarter and year-to-date ETR was 36.6% and 35.3%, respectively.

The ETR was higher in the 2020 second quarter and year-to-date period as compared with the corresponding 2019 periods primarily resulting from certain non-deductible items due to the full valuation allowance against the U.S. deferred tax assets, and taxable income in the Company’s European operations where the ETR is generally higher than that of the United States.

The Company elected to use the incremental cash tax savings approach when considering GILTI in its assessment of the realizability of its U.S. deferred tax assets. Based upon the Company’s recent history of U.S. losses for tax purposes, including a cumulative three-year loss in the U.S. as of June 26, 2020, and uncertain profitability in future years, management has determined that it is likely that it will not realize the U.S. deferred tax assets, and a full valuation allowance against these assets continues to be recorded.

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

Net periodic pension cost for the quarter and two quarters ended June 26, 2020 and June 28, 2019 for the plans is as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Service cost	$102	$83	$205	$167
Interest cost	87	146	174	293
Expected return on assets	(158)	(153)	(317)	(308)
Amortization of actuarial loss	74	48	148	96
Net periodic pension cost	$105	$124	$210	$248

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see Note 2 for “Life Insurance Policies”). The Company does not anticipate contributing to the plan other than for benefit payments as required in 2020 and future years. In the 2020 second quarter and year-to-date period, the Company made benefit payments totaling approximately $0.2 million and $0.3 million, respectively, and expects to make payments in 2020 totaling approximately $0.6 million. The Company made benefit payments totaling $0.2 million and $0.3 million in the 2019 second quarter and year-to-date period, respectively.

As the NDBP was curtailed for additional contributions in January 2003, no contributions were made in 2019 and none are expected to be made in the remainder of 2020.

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

The BDBP is considered fully funded. The Company made contributions of $0.2 million and $0.3 million in the 2020 second quarter and year-to-date period, respectively, and $0.1 million and $0.2 million in the 2019 second quarter and year-to-date period, respectively. The Company made benefit payments totaling less than $0.1 million in both the 2020 and 2019 second quarters, respectively, and expects to make payments in 2020 of less than $0.1 million.

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

The change in the fair value of plan assets for the plans for the quarters ended June 26, 2020 and June 28, 2019 was as follows:

	For the Quarter Ended
(amounts in thousands)	June 26, 2020	June 28, 2019
Fair value of plan assets at beginning of period	$18,078	$17,403
Return on plan assets	317	308
Contributions	568	554
Benefits paid	(408)	(408)
Effect of exchange rate changes	16	(101)
Fair value of plan assets at end of quarter	$18,571	$17,756

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made no cash contributions in either the 2020 or 2019 second quarter or year-to-date periods for amounts earned in the previous year. Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were no stock units purchased in the 2020 or 2019 second quarter or year-to-date periods.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. There were no cash contributions in either the 2020 or 2019 second quarters or year-to-date periods. Contributions to the plan consisted of equity grants from the 2010 Equity Award Plan that were deposited in the director’s accounts. Prior to 2019, when the cash contributions were made, the non-employee directors elected to purchase stock units from the Company at current market prices using their available investment balance within the plan. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in return for funds received, the Company released shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

10.	Equity-based Compensation

During the 2020 second quarter and year-to-date period, the Company granted restricted stock totaling 219,800 and 599,928 shares, respectively. During the 2019 second quarter and year-to-date period, the Company granted restricted stock totaling 203,400 and 418,726 shares, respectively. All grants in 2020 and 2019 were funded out of treasury stock.

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

Of the shares granted in the 2020 first quarter, 209,280 shares were granted to senior management, of which 115,410 shares included a performance condition. The shares will only vest, in part, to senior management if at least 80% of a three-year cumulative target for diluted earnings per share is met for the three-year period ended December 31, 2022.  If at least 80% of the three-year EPS target is not met, the grants will expire. No performance awards were granted during the 2019 first or second quarters.

The remaining shares granted in the 2020 and 2019 second quarters and year-to-date periods include shares that vest ratably over a period of three or four years, beginning one year from the date of grant.

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

A total of 173,010 stock options were issued during the 2020 first quarter on March 6, 2020.  The options have a fair value of $1.96 per share using the Black-Scholes valuation model.  The assumptions used to calculate the fair value include the price on the date of grant of $5.88 per option, an expected life of 5.2 years, expected volatility of 36.7%, an expected dividend yield of zero, and a risk free rate of 0.6%. The options vest ratably over three years, and are being expensed over that period. No stock options were granted during the 2020 second quarter. The Company granted 26,500 stock options during the 2019 second quarter. No stock options were issued during the 2019 first quarter. The options have a fair value of $1.26 per share using the Black-Scholes valuation model.  The assumptions used to calculate the fair value include the price on the date of grant of $4.20 per option, an expected life of 3.7 years, expected volatility of 36.1%, an expected dividend yield of zero, and a risk free rate of 2.2%. The options were granted from the 2010 Equity Award Plan.

11.	Treasury Stock

The Company’s Board of Directors has authorized the repurchase of its stock up to a total of $30.0 million. The Company did not purchase shares for treasury during the 2020 second quarter or year-to-date period. As of June 26, 2020, the Company had repurchased approximately 3.2 million of shares pursuant to the authorization and had approximately $7.7 million left in its current stock repurchase authorization.

During the 2020 second quarter and year-to-date period, the Company issued 219,800 and 599,928 shares, respectively, out of treasury stock primarily to fulfill the share requirements from purchases of stock in the Non-Employee Director Deferred Compensation Plan, stock option exercises, and restricted stock grants.

The Company did not purchase shares for treasury during the 2019 second quarter or year-to-date period. At June 28, 2019, the Company had approximately $7.7 million remaining in its stock repurchase authorization. During the 2019 second quarter and year-to-date period, the Company issued 203,400 and 418,726, respectively, out of treasury stock primarily to fulfill the share requirements from purchases of stock in the Non-Employee Director Deferred Compensation Plan, stock options exercises, and restricted stock grants.

12.	Significant Clients

In the 2020 second quarter, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $18.9 million or 21.2% of consolidated revenue compared with $21.1 million or 21.1% of consolidated revenue in the comparable 2019 period. In the 2020 year-to-date period, IBM accounted for $38.8 million or 22.0% of consolidated revenue, compared with $42.0 million or 21.3% of consolidated revenue in the comparable 2019 period. The National Technical Services Agreement with IBM was originally scheduled to expire on December 31, 2019, but has been extended for nine months and now expires on September 30, 2020. The Company’s accounts receivable from IBM at June 26, 2020 and December 31, 2019 totaled $14.4 million and $23.0 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2020 or 2019 second quarters or year-to-date periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Two Quarters Ended June 26, 2020

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters and year-to-date periods ended June 26, 2020 and June 28, 2019 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
IT solutions	38.0%	35.5%	35.6%	34.9%
IT and other staffing	62.0%	64.5%	64.4%	65.1%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarters and year-to-date periods ended June 26, 2020 and June 28, 2019 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Technology service providers	31.8%	31.7%	33.3%	32.1%
Manufacturing	13.7%	17.1%	14.4%	17.1%
Healthcare	13.6%	16.7%	13.5%	16.5%
Financial services	14.8%	13.4%	14.5%	13.7%
Energy	7.2%	5.5%	6.7%	5.1%
General markets	18.9%	15.6%	17.6%	15.5%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters and year-to-date periods ended June 26, 2020 and June 28, 2019 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Time-and-material	78.9%	79.3%	80.5%	79.7%
Progress billing	16.2%	10.4%	15.1%	10.6%
Percentage-of-completion	4.9%	10.3%	4.4%	9.7%
Total	100.0%	100.0%	100.0%	100.0%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	June 26, 2020		June 28, 2019
	(amounts in thousands)
Revenue	100.0%	$89,146	100.0%	$100,408
Direct costs	79.0%	70,408	81.7%	82,072
Selling, general and administrative expenses	18.9%	16,824	16.5%	16,483
Operating income	2.1%	1,914	1.8%	1,853
Interest and other income (expense), net	1.4%	1,208	(0.3)%	(366)
Income before income taxes	3.5%	3,122	1.5%	1,487
Provision for income taxes	1.5%	1,363	0.6%	544
Net income	2.0%	$1,759	0.9%	$943

For the Two Quarters Ended:	June 26, 2020		June 28, 2019
	(amounts in thousands)
Revenue	100.0%	$176,095	100.0%	$197,646
Direct costs	79.7%	140,311	81.8%	161,594
Selling, general and administrative expenses	18.0%	31,803	16.7%	33,072
Operating income	2.3%	3,981	1.5%	2,980
Interest and other income (expense), net	0.5%	1,017	(0.3)%	(546)
Income before income taxes	2.8%	4,998	1.2%	2,434
Provision for income taxes	1.2%	2,095	0.4%	859
Net income	1.6%	$2,903	0.8%	$1,575

The Company recorded revenue in the quarter and two quarters ended June 26, 2020 and June 28, 2019 as follows:

For the Quarter Ended:	June 26, 2020		June 28, 2019		Year-over-Year Change
	(amounts in thousands)
North America	55.4%	$49,357	62.4%	$62,653	(21.2)%
Europe	44.6%	39,789	37.6%	37,755	5.4%
Total	100.0%	$89,146	100.0%	$100,408	(11.2)%

For the Two Quarters Ended:	June 26, 2020		June 28, 2019		Year-over-Year Change
	(amounts in thousands)
North America	56.6%	$99,664	61.8%	$122,088	(18.4)%
Europe	43.4%	76,431	38.2%	75,558	1.2%
Total	100.0%	$176,095	100.0%	$197,646	(10.9)%

There were 64 billable days in both of the 2020 and 2019 second quarters. Reimbursable expenses billed to clients and included in revenue totaled $0.2 million and $0.6 million in the 2020 and 2019 second quarters, respectively.

There were 126 and 127 billable days in the 2020 and 2019 year-to-date periods, respectively. Reimbursable expenses billed to clients and included in revenue totaled $0.6 million and $1.2 million in the 2020 and 2019 year-to-date periods, respectively.

On a consolidated basis, IT solutions revenue decreased $1.8 million to $33.8 million, but expanded to represent 38.0% of consolidated revenue in the 2020 second quarter as compared with $35.6 million and 35.5% in the corresponding 2019 period. Solutions revenue totaled $62.6 million or 35.6% in the 2020 year-to-date period as compared with $69.1 million or 34.9% of revenue in the corresponding 2019 period. The decrease in revenue was primarily due to several significant solutions projects ending in the 2019 fourth quarter. However, the increase in the percentage of total revenue was due to the Company’s execution of its solutions-centric strategy where the primary focus is to deliver solutions related services to its clients and disengage from low margin staffing business.

IT and other staffing revenue decreased $9.5 million to $55.3 million and represented 62.0% of consolidated revenue in the 2020 second quarter as compared with $64.8 million or 64.5% of revenue in the corresponding 2019 period. Staffing revenue totaled $113.5 million or 64.4% in the 2020 year-to-date period compared with $128.6 million or 65.1% in the corresponding 2019 period. The IT staffing revenue decrease in both the second quarter and year-to-date period was primarily due the Company disengaging from a number of low margin, non-core staffing engagements in the 2019 fourth quarter and the first quarter of 2020, consistent with the Company’s overall strategy to transform to a solutions-centric organization.  Additionally, the Company experienced lower demand from clients in its staffing business in the COVID-19 pandemic environment.

The COVID-19 pandemic had relatively limited additional financial impact on the business in the 2020 second quarter as compared with the 2020 first quarter. The Company did not experience significant additional headcount reductions or project cancellations during the second quarter as occurred at the end of the first quarter. At this time, the Company does not have any clear visibility into the magnitude of the potential downturn of its operations for the remainder of 2020.  The Company, however, in anticipation of lower revenue took steps to reduce its expenses beginning in April 2020, with a full-time furlough of certain non-billable employees, and a 20% furlough of nearly all other non-billable employees, including the senior management team.  Additionally, all discretionary spending has been eliminated, and business travel has been restricted. Finally, the Company is actively participating in government-sponsored programs in its European operations, including Belgium, France and Luxembourg, that will partially reimburse the Company for employees who have been made idle as a result of the pandemic. The Company expects to continue to participate in these programs, but the benefit provided by the respective governments will diminish as year-end approaches.

The Company includes all billable consultants, consisting of both employees and subcontractors, and its support services in its headcount totals. CTG’s headcount at June 26, 2020 was approximately 3,700, a 15% decrease from 4,350 at June 28, 2019, and a 6% decrease from approximately 3,950 at December 31, 2019. The decrease in headcount year-over-year is primarily due to the Company’s plan to move away from its low margin staffing business and headcount reductions resulting from lower demand due to the COVID-19 pandemic, primarily in the Company’s staffing business. Headcount was positively impacted by the acquisition of StarDust, a small testing solutions company with locations in France and Canada, in March 2020.

The revenue increase in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was negatively impacted in the 2020 second quarter by the strength of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, used in the United Kingdom. If there had been no change in these exchange rates from the 2019 second quarter to the 2020 second quarter, total European revenue would have been approximately $0.8 million higher, and operating income would have increased by less than $0.1 million.  If there had been no change in these rates in the first half of 2020, total European revenue would have been approximately $1.9 million higher, and operating income would have increased by approximately $0.1 million.

The Company continues to assess the potential impact that the United Kingdom’s exit from the European Union (Brexit) will have on its operations. To date, there has been a nominal impact on the Company’s operating results from Brexit. As the total revenue generated by our British subsidiary is immaterial as compared with the Company’s total consolidated revenue, we do not expect the impact of the exit to have a material impact on the Company’s operations.

In the 2020 second quarter and year-to-date period, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $18.9 million or 21.2% and $38.8 million and 22.0%, respectively, of consolidated revenue. This compares with $21.1 million or 21.1% and $42.0 million and 21.3%, respectively, of consolidated revenue in the comparable 2019 periods. The National Technical Services Agreement with IBM previously expired on December 31, 2019. The Agreement with IBM has been extended for nine months and now expires on September 30, 2020. The Company’s accounts receivable from IBM at June 26, 2020 and December 31, 2019 totaled $14.4 million and $23.0 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2020 or 2019 second quarters or year-to-date periods.

Direct costs, defined as the costs for billable staff including billable out-of-pocket expenses, were 79.0% and 79.7% of revenue in the 2020 second quarter and year-to-date period, respectively, as compared with 81.7% and 81.8% of revenue in the 2019 corresponding periods, respectively. The Company’s direct costs as a percentage of revenue decreased in the 2020 second quarter and year-to-date period due to a shift in the mix to a higher level of Solutions revenue which has lower direct costs.  Additionally, the overall utilization for the Company’s billable resources improved in the second quarter of 2020 as compared with the prior year. Lowering costs and improving margins is part of the Company’s solutions-centric strategy.  The direct profit margin on IT solutions business improved about 290 basis points in the 2020 second quarter as compared with the prior year period.  Additionally, the direct profit margin on IT and other staffing business improved 220 basis points as compared with the prior year.

Selling, general and administrative (“SG&A”) expenses were 18.9% of revenue in the 2020 second quarter as compared with 16.5% in the corresponding 2019 period, and 18.1% in the 2020 year-to-date period as compared with 16.7% in the corresponding 2019 period. The increase in SG&A expenses as a percentage of revenue in both the 2020 second quarter and year-to date periods as compared with the comparable prior year periods is primarily due to the loss of operating leverage with a decrease in revenue of $21.6 million year-over-year. Overall, SG&A expense was $1.3 million less in the 2020 year-to-date period as compared with the prior year.

Consolidated operating income was 2.1% of revenue in the 2020 second quarter, compared with 1.8% of revenue in the 2019 second quarter, and 2.3% in the 2020 year-to-date period, as compared with 1.5% in the corresponding 2019 period.

Other income, net in the 2020 second quarter was $1.2 million.  This included approximately $0.8 million of a gain from the sale of the Company’s corporate headquarters, and $0.4 million of a non-taxable life insurance gain from the death of a former executive.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2020 second quarter and year-to-date ETR was 43.7% and 41.9%, respectively, and the 2019 second quarter and year-to-date ETR was 36.6% and 35.3%, respectively. The higher ETR in the 2020 second quarter as compared with the corresponding 2019 period primarily was a result of certain non-deductible items due to the full valuation allowance against the U.S. deferred tax assets, and taxable income in the Company’s European operations where the ETR is generally higher than that of the United States.

   Net income was $0.12 and $0.20 per diluted share in the 2020 second quarter and year-to-date period, respectively, as compared with $0.07 and $0.11 per diluted share in the 2019 second quarter and year-to-date period, respectively. Diluted earnings per share was calculated using 14.3 million and 13.9 million weighted-average equivalent shares outstanding for both the quarter and year-to-date periods ended June 26, 2020 and June 28, 2019.

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

Income Taxes—Valuation Allowances on Deferred Tax Assets

At June 26, 2020, the Company had a total of approximately $0.3 million of deferred tax assets, net of valuation allowances, and approximately $1.9 million of deferred tax liabilities, recorded on its condensed consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards and state taxes. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the expected tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At June 26, 2020, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $0.5 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at June 26, 2020, the Company had offset a portion of these assets with a valuation allowance totaling $0.3 million, resulting in a net deferred tax asset from net operating loss carryforwards of $0.2 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the 2020 second quarter and year-to-date period would have increased or decreased net income by approximately $31,300 and $50,000, respectively.

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

Financial Condition and Liquidity

Cash provided by operating activities was $19.6 million in the 2020 year-to-date period compared with cash used of $5.1 million in the 2019 corresponding period. In 2020, net income was $2.9 million, while other non-cash adjustments, primarily consisting of depreciation and amortization expense, equity-based compensation, deferred income taxes, deferred compensation, the gain on sale of property, and the non-taxable gain from life insurance totaled $1.6 million. In 2019, net income was $1.6 million, while the corresponding non-cash adjustments totaled $1.9 million.

The accounts receivable balance decreased $10.9 million in 2020 and increased $5.9 million in 2019. The decrease in the accounts receivable balance in 2020 primarily resulted from an advance payment program that the Company entered into with its largest client during the 2020 first quarter, where approximately $13.5 million was paid in the 2020 second quarter before the normal due date. Additionally, the decrease was due to a decrease in revenue of 10.9% as compared with the corresponding 2019 period. Days sales outstanding (DSO) was 81 days at June 26, 2020 as compared with 83 at June 28, 2019. The increase in the accounts receivable balance in 2019 primarily resulted from an increase in revenue of 8.4% in the 2019 second quarter as compared with the corresponding 2018 quarter. There was also an increase in DSO of two days in 2019 to 83 days from 81 days at December 31, 2018.

Prepaid and other current assets increased $0.3 million and $1.2 million in the 2020 and 2019 periods, respectively, due to payments made early in each respective year that are then expensed throughout the year.

The accounts payable balance decreased $2.9 million and $2.3 million in the 2020 and 2019 periods, respectively, primarily due to the timing of certain payments near the end of the quarter of each year as compared with the prior year-end. Accrued compensation increased $1.0 million and $2.1 million in the 2020 and 2019 periods, respectively. The 2020 increase is primarily due to a change in the pay cycle in the U.S. where the second quarter did not end on a pay date, but did end on a pay date in 2019. The 2019 increase was driven by higher headcount compared with the corresponding prior periods. Income taxes payable/receivable increased $1.4 million and $0.1 million in the 2020 and 2019 periods, respectively. The increase in the balance in 2020 reflected higher taxable income in 2020, and a higher ETR due to the non-deductibility of certain items resulting from the full valuation allowance in the United States. Advance billings increased $1.8 million in 2020 and decreased $1.5 million in 2019. The change in advance billings in any given period is determined by the nature and type of existing projects, and the advance payments, if any, associated with those projects.

Investing activities used $2.5 million and $9.1 million of cash in the 2020 and 2019 periods, respectively. Cash paid for the acquisition of StarDust, net of cash acquired, was approximately $4.0 million in the 2020 first quarter. Cash paid for the acquisition of Tech-IT, net of cash acquired, was approximately $8.5 million in the 2019 first quarter. The Company used cash for additions to property, equipment, and capitalized software of $1.2 million and $0.7 million in the 2020 and 2019 periods, respectively. The Company has no significant commitments for the purchase of property and equipment at June 26, 2020. During the 2020 second quarter, the Company entered into an agreement to sell its owned real estate for $2.5 million.  As the book value of the building was approximately $1.6 million, the Company recorded a gain of about $0.8 million, after fees, from the sale in the 2020 second quarter.

Financing activities provided $6.2 million of cash in 2020 and $13.4 million in 2019. Cash borrowed under the Company’s revolving line of credit to fund the acquisition of StarDust and working capital obligations netted to $6.7 million in the 2020 year-to-date period, while cash borrowed to fund the acquisition of Tech-IT netted to $13.3 million in the 2019 year-to-date period. Payments made to taxing authorities that represent the value of shares withheld for taxes in employee equity-based compensation transactions totaled $0.2 million in both of the 2020 and 2019 periods. Cash overdrafts relate to the amount of outstanding checks at a point in time, and netted to approximately ($0.4) million and $0.2 million in 2020 and 2019, respectively. The Company did not repurchase shares for treasury under its buyback program in either of the 2020 or 2019 year-to-date periods. As of June 26, 2020, $7.7 million was available under the Company's authorization to purchase shares in future periods.

The Company’s Credit and Security Agreement provides for a three-year revolving credit facility in an aggregate principal amount of $45.0 million, including a sublimit of $10.0 million for letters of credit and a $10.0 million sublimit for swing line loans.

The Credit and Security Agreement expires in December 2022, and has interest rates ranging from 150 to 200 basis points over LIBOR or the greater of (i) the prime rate, (ii) the federal funds effective rate plus 50 basis points, and (iii) adjusted LIBOR plus 100 basis points plus a spread ranging from 50 to 100 basis points based on the amounts outstanding under the Credit and Security Agreement. The Company can borrow under the agreement with either rate at its discretion. At June 26, 2020 and December 31, 2019, there was $12.0 million and $5.3 million outstanding under the Credit and Security Agreement, respectively.

Generally, the Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. However, during the 2020 first quarter, given the potential negative financial implications of the COVID-19 pandemic, the Company drew down $12.0 million under its revolving credit agreement to improve its cash position at quarter-end, and provide working capital in the event of a significant financial downturn in the 2020 second quarter, or remainder of the year. The Company continued to borrow this amount during the entire second quarter. This borrowing brought the Company’s consolidated cash balance to $34.3 million, the highest total in nearly five years, at the end of the 2020 second quarter.

The maximum amounts outstanding under its credit agreement in the 2020 and 2019 second quarters were $12.0 million and $22.3 million, respectively, while borrowings during those quarters averaged $12.0 million and $15.1 million, respectively, and carried weighted average interest rates of 1.6% and 3.2%, respectively.

Under the Credit and Security Agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at June 26, 2020, included a fixed charge coverage ratio, which must be less than 1.10 times consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for equity-based compensation and severance expenses, must be no less than $5.0 million for the trailing twelve months, and capital expenditures for property, plant, equipment, and capitalized software must be no more than $5.0 million in any annual period. The fixed charge coverage ratio is only tested if availability on a measurement date is less than $5.625 million. Actual borrowings by CTG under the Credit and Security Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves. Total availability as of June 26, 2020 was approximately $5.1 million. The Company was in compliance with these covenants at June 26, 2020 as the fixed charge ratio was 50.8 to 1, the adjusted EBITDA for the trailing twelve months was $14.2 million and capital expenditures for property, equipment and capitalized software were $1.2 million in the 2020 year-to-date period. The Company was also in compliance with its covenants at June 28, 2019.

Of the total cash and cash equivalents reported on the consolidated balance sheet at June 26, 2020 of $34.3 million, approximately $17.2 million was held by the Company’s foreign operations. Earnings are considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and does not intend to do so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

The Company believes existing internally available funds, cash potentially generated from future operations, and funds available under the Company's Credit and Security Agreement (subject to collateral limits) totaling $32.7 million will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, pay a dividend (if any are declared), fund acquisitions, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2020 or 2019 second quarters other than guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $3.0 million at June 26, 2020.

Contractual Obligations

The Company did not enter into any significant contractual obligations during the quarter or year-to-date period ended June 26, 2020.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which requires the immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including trade receivables, and replaces the existing incurred loss model. The new standard requires an estimate of expected credit losses, measured over the contractual life of an asset, which considers relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. It requires entities to consider the risk of loss even if it is remote, which will result in the recognition of credit losses on assets that do not have evidence of deterioration. The allowance for credit losses will be the difference between the amortized cost balance of a financial asset and the amount of amortized cost expected to be collected over the remaining contractual life. This guidance is effective for reporting periods beginning after December 15, 2019; however, early adoption is permitted.

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

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which helps entities evaluate the accounting for fees paid in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. This guidance is effective for fiscal years beginning after December 15, 2019; however, early adoption is permitted. The Company adopted the new standard on January 1, 2020 for the year ending December 31, 2020 on a prospective basis and the adoption did not have a significant impact on the Company’s operations.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for accounting contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference the London Interbank Offering Rate

(“LIBOR”) or another reference rate expected to be discontinued due to the reference rate reform. It is effective for all entities between March 12, 2020 and December 31, 2022. The Company does not expect a significant impact from the adoption of this standard as provisions have been made in our Credit and Security Agreement to use an alternate benchmark interest rate when the use of LIBOR is discontinued

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations.

The revenue increase in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was negatively impacted in the 2020 second quarter and year-to-date period by the strength of the U.S. dollar as compared with the value of the euro, the currency used in Belgium, France, and Luxembourg, and the British pound, the currency used in the United Kingdom. If there had been no change in these exchange rates from the 2019 second quarter to the 2020 second quarter, total European revenue would have been approximately $0.8 million higher and operating income would have been less than $0.1 million higher. If there had been no change in the rates from the 2019 year-to-date period to the corresponding 2020 period, total revenue would have been $1.9 million higher, and operating income would have been $0.1 million higher.

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

Changes in Internal Control Over Financial Reporting

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on June 26, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread and impact the U.S., Western Europe, and India, which primarily includes all of our operations. The impact from the rapidly changing market, and economic and regulatory conditions due to the COVID-19 outbreak is uncertain, disrupting the business of our clients, and will impact our business and consolidated results of operations, and could impact our financial condition in the future. As of August 3, 2020, approximately 10% of our billable resources have been idled by the pandemic, and the Company has taken measures, including part-time and full-time furloughs, to offset the potential impact of this reduction in revenue. While we have not incurred significant disruptions or financial impacts thus far from the COVID-19 outbreak, we are unable to accurately predict the impact that COVID-19 will have due to numerous uncertainties. These include the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our clients, the demand for IT services overall, and other factors. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased under the Plan or Program
March 28 - April 30		$—	—	$7,727,724
May 1 - May 31	—	$—	—	$7,727,724
June 1 - June 26	—	$—	—	$7,727,724
Total	—		—

**	Excludes broker commissions

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Reference

31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	##

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	#

101.SCH	Inline XBRL Taxonomy Extension Schema Document	#

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	#

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	#

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	#

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	#

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Filed herewith
##	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ John M. Laubacker
John M. Laubacker
Title:	Chief Financial Officer

Date: August 3, 2020