Form 10-Q
period 2020-09-25
COMPUTER TASK GROUP INC
filed 2020-11-02
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	October 28, 2020
Common stock, par value $.01 per share	15,187,955

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Revenue	$88,648	$97,204	$264,743	$294,850
Cost of services	69,101	78,462	209,412	240,056
Gross profit	19,547	18,742	55,331	54,794
Selling, general and administrative expenses	17,723	17,218	49,526	50,290
Operating income	1,824	1,524	5,805	4,504
Interest and other income	87	34	221	110
Gain on sale of building	—	—	824	—
Non-taxable life insurance gain	574	—	963	—
Interest and other expense	327	236	657	858
Income before income taxes	2,158	1,322	7,156	3,756
Provision (benefit) for income taxes	(673)	443	1,422	1,302
Net income	$2,831	$879	$5,734	$2,454
Net income per share:
Basic	$0.21	$0.07	$0.42	$0.18
Diluted	$0.20	$0.06	$0.40	$0.18
Weighted average shares outstanding:
Basic	13,655	13,470	13,603	13,429
Diluted	14,401	14,045	14,334	13,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net Income	$2,831	$879	$5,734	$2,454

Foreign currency translation adjustment, net of taxes	2,117	(1,540)	2,061	(2,019)
Change in pension, net of taxes of $2 and $0 in the 2020 and 2019 third quarters, respectively, and $1 and $0 in the first three quarters of 2020 and 2019, respectively	(135)	258	(74)	356
Other comprehensive income (loss)	1,982	(1,282)	1,987	(1,663)

Comprehensive income (loss)	$4,813	$(403)	$7,721	$791

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	September 25,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$33,412	$10,781
Accounts receivable, net of allowances of $529 and $84 in 2020 and 2019, respectively	74,907	88,772
Prepaid and other current assets	2,684	2,064
Income taxes receivable	580	231
Total current assets	111,583	101,848
Property, equipment and capitalized software, net	5,573	6,379
Operating lease right-of-use assets	20,616	21,253
Deferred income taxes	258	453
Acquired intangibles, net	9,001	8,439
Goodwill	20,200	16,681
Cash surrender value of life insurance, net	3,533	3,133
Other assets	711	328
Investments	193	192
Total assets	$171,668	$158,706
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$15,045	$18,612
Accrued compensation	24,279	23,538
Advance billings on contracts	2,589	1,704
Short-term operating lease liabilities	6,030	5,904
Other current liabilities	7,696	7,096
Total current liabilities	55,639	56,854
Long-term debt	6,000	5,290
Deferred compensation benefits	12,773	12,346
Long-term operating lease liabilities	14,527	15,349
Deferred payroll taxes	4,321	—
Deferred income taxes	2,203	2,101
Other long-term liabilities	501	530
Total liabilities	95,964	92,470
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in 2020 and 2019	270	270
Capital in excess of par value	108,867	112,096
Retained earnings	92,407	86,673
Less: Treasury stock of 11,836,143 and 12,311,010 shares at cost, in 2020 and 2019, respectively	(109,285)	(114,261)
Accumulated other comprehensive loss	(16,555)	(18,542)
Total shareholders’ equity	75,704	66,236
Total liabilities and shareholders’ equity	$171,668	$158,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Quarters Ended
	September 25, 2020	September 27, 2019
Cash flow from operating activities:
Net income	$5,734	$2,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,576	2,422
Equity-based compensation expense	1,805	1,161
Deferred income taxes	(113)	(300)
Deferred compensation benefits	399	66
Gain on the sale of property and equipment	(829)	—
Non-taxable life insurance gain	(963)	—
Changes in assets and liabilities that provide (use) cash, excluding the effects of acquisitions:
Accounts receivable	16,611	(2,904)
Prepaid and other current assets	(557)	(1,500)
Other long-term assets	(383)	(70)
Cash surrender value of life insurance	779	708
Accounts payable	(3,901)	(3,478)
Accrued compensation	11	9,891
Income taxes payable / receivable	(671)	794
Deferred payroll taxes	4,321	—
Advance billings on contracts	839	(1,763)
Other current liabilities	(109)	(2,644)
Other long-term liabilities	(90)	(608)
Net cash provided by operating activities	25,459	4,229
Cash flow from investing activities:
Cash paid for acquisitions, net of cash acquired	(4,324)	(8,457)
Additions to property and equipment	(1,029)	(838)
Additions to capitalized software	(832)	(408)
Proceeds from sale of property & equipment	2,442	—
Premiums paid for life insurance	(616)	(586)
Proceeds from life insurance	400	—
Net cash used in investing activities	(3,959)	(10,289)
Cash flow from financing activities:
Proceeds from long-term debt	40,845	133,455
Payments on long-term debt	(40,135)	(128,492)
Proceeds from stock option plan exercises	—	91
Taxes remitted for shares withheld from equity-based compensation transactions	(160)	(153)
Proceeds from Employee Stock Purchase Plan	102	110
Change in cash overdraft, net	(370)	(8)
Net cash provided by financing activities	282	5,003
Effect of exchange rates on cash and cash equivalents	849	(681)
Net increase (decrease) in cash and cash equivalents	22,631	(1,738)
Cash and cash equivalents at beginning of year	10,781	12,431
Cash and cash equivalents at end of quarter	$33,412	$10,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of June 26, 2020	27,018	$270	$108,207	$89,576	11,835	$(109,320)	$(18,537)	$70,196
Employee Stock Purchase Plan share issuance	—	—	(39)	—	(8)	78	—	39
Restricted stock plan share issuance/forfeiture	—	—	43	—	9	(43)	—	—
Equity-based compensation	—	—	656	—	—	—	—	656
Net income	—	—	—	2,831	—	—	—	2,831
Foreign currency adjustment	—	—	—	—	—	—	2,117	2,117
Pension loss adjustment, net of tax	—	—	—	—	—	—	(135)	(135)
Balances as of September 25, 2020	27,018	$270	$108,867	$92,407	11,836	$(109,285)	$(16,555)	$75,704

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of June 28, 2019	27,018	$270	$113,684	$84,123	12,565	$(117,044)	$(14,992)	$66,041
Employee Stock Purchase Plan share issuance	—	—	(34)	—	(7)	66	—	32
Stock Option Plan share issuance, net	—	—	(468)	—	(40)	558	—	90
Restricted stock plan share issuance/forfeiture	—	—	(1,926)	—	(200)	1,926	—	—
Equity-based compensation	—	—	468	—	—	—	—	468
Net income	—	—	—	879	—	—	—	879
Foreign currency adjustment	—	—	—	—	—	—	(1,540)	(1,540)
Pension gain adjustment, net of tax	—	—	—	—	—	—	258	258
Balances as of September 27, 2019	27,018	$270	$111,724	$85,002	12,318	$(114,494)	$(16,274)	$66,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of December 31, 2019	27,018	$270	$112,096	$86,673	12,311	$(114,261)	$(18,542)	$66,236
Employee Stock Purchase Plan share issuance	—	—	(104)	—	(22)	206	—	102
Restricted stock plan share issuance/forfeiture	—	—	(4,930)	—	(453)	4,770	—	(160)
Equity-based compensation	—	—	1,805	—	—	—	—	1,805
Net income	—	—	—	5,734	—	—	—	5,734
Foreign currency adjustment	—	—	—	—	—	—	2,061	2,061
Pension loss adjustment, net of tax	—	—	—	—	—	—	(74)	(74)
Balances as of September 25, 2020	27,018	$270	$108,867	$92,407	11,836	$(109,285)	$(16,555)	$75,704

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of December 31, 2018	27,018	$270	$116,427	$82,548	12,746	$(120,406)	$(14,611)	$64,228
Employee Stock Purchase Plan share issuance	—	—	(126)	—	(25)	236	—	110
Stock Option Plan share issuance, net	—	—	(467)	—	(41)	558	—	91
Restricted stock plan share issuance/forfeiture	—	—	(3,237)	—	(147)	3,084	—	(153)
Deferred compensation plan share issuance	—	—	(2,034)	—	(215)	2,034	—	—
Equity-based compensation	—	—	1,161	—	—	—	—	1,161
Net income	—	—	—	2,454	—	—	—	2,454
Foreign currency adjustment	—	—	—	—	—	—	(2,019)	(2,019)
Pension gain adjustment, net of tax	—	—	—	—	—	—	356	356
Balances as of September 27, 2019	27,018	$270	$111,724	$85,002	12,318	$(114,494)	$(16,274)	$66,228

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal period where the last day of each of the first three quarters is a Friday. The 2020 third quarter began on June 27, 2020 and ended on September 25, 2020. The 2019 third quarter began on June 29, 2019 and ended on September 27, 2019. There were 63 billable days in both the third quarters of 2020 and 2019, and 189 and 190 billable days in the 2020 and 2019 year-to-date periods, respectively.

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

The Company evaluated subsequent events from the date of the most recent balance sheet through the date of this filing. Through the date of this filing, about 10% of the Company’s billable resources have been idled since the beginning of the COVID-19 pandemic in March 2020. To offset this reduction in billable resources, during April 2020, the Company took a number of actions to reduce costs and mitigate the potential impact of the COVID-19 pandemic, including a full-time furlough of about 5% of its North American non-billable staff, and a reduced work schedule (20% furlough) for nearly all other non-billable staff, including senior management, that are not directly or indirectly related to business development. The reduced work schedule for the non-billable staff, including senior management, ended on September 27, 2020.

There were no other subsequent events as of the date of this filing from the end of the fiscal third quarter on September 25, 2020 that require recognition or disclosure in these unaudited interim condensed consolidated financial statements.

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

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarter and three quarters ended September 25, 2020 and September 27, 2019 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
IT solutions	39.6%	33.9%	37.3%	34.6%
IT and other staffing	60.4%	66.1%	62.7%	65.4%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and three quarters ended September 25, 2020 and September 27, 2019 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Technology service providers	33.1%	32.9%	33.3%	32.4%
Financial services	14.8%	13.0%	14.6%	13.6%
Healthcare	14.4%	16.9%	13.8%	16.7%
Manufacturing	13.7%	17.6%	14.1%	17.2%
Energy	5.6%	5.4%	6.3%	5.2%
General markets	18.4%	14.2%	17.9%	14.9%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarter and three quarters ended September 25, 2020 and September 27, 2019 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Time-and-material	80.5%	80.7%	80.7%	80.2%
Progress billing	14.6%	10.1%	14.7%	10.2%
Percentage-of-completion	4.9%	9.2%	4.6%	9.6%
Total	100.0%	100.0%	100.0%	100.0%

The Company recorded revenue in the quarter and three quarters ended September 25, 2020 and September 27, 2019 as follows:

For the Quarter Ended:	September 25, 2020		September 27, 2019		Year-over-Year Change
	(amounts in thousands)
North America	54.9%	$48,625	63.6%	$61,866	(21.4)%
Europe	45.1%	40,023	36.4%	35,338	13.3%
Total	100.0%	$88,648	100.0%	$97,204	(8.8)%

For the Three Quarters Ended:	September 25, 2020		September 27, 2019		Year-over-Year Change
	(amounts in thousands)
North America	56.0%	$148,289	62.4%	$183,953	(19.4)%
Europe	44.0%	116,454	37.6%	110,897	5.0%
Total	100.0%	$264,743	100.0%	$294,850	(10.2)%

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

Transaction Price Allocated to Remaining Performance Obligations

As of September 25, 2020, the aggregate transaction price allocated to unsatisfied or partially unsatisfied performance obligations for fixed-price and all managed-support contracts was approximately $11.0 million and $34.6 million, respectively. Approximately $13.0 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2020, and approximately $32.6 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2021 and beyond. As the Company uses the “right to invoice” practical expedient, we do not disclose the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At September 25, 2020 and December 31, 2019, the carrying amounts of the Company’s cash of $33.4 million and $10.8 million, respectively, approximated fair value.

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

The Company has a contingent consideration liability related to the earn-out provision of which a portion will be payable in each period subject to the achievement by Stardust of certain direct profit targets for fiscal 2020 and 2021, and for Tech-IT for certain direct profit targets for fiscal 2019 and 2020. In addition, the Company has a remaining contingent consideration liability related to the earn-out provision of which a portion will be payable subject to the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2019. There is no payout if the achievements are below the target thresholds. The fair value of these contingent considerations is determined using level 3 inputs. The fair value assigned to the contingent consideration liabilities is determined using the real options method, which requires inputs such as revenue forecasts, EBIT forecasts, discount rate, and other market variables to assess the probability of Tech-IT and Soft Company achieving their respective targets. The Company expects to make the payments for Tech-IT and Soft Company for 2019 in the 2020 fourth quarter.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies currently on 16 individuals, whose average age is 77 years old. Those policies have generated cash surrender value and the Company has taken loans against the policies. At September 25, 2020, these insurance policies have a gross cash surrender value of $26.7 million, outstanding loans and interest totaling $24.1 million, and a net cash surrender value of $2.6 million. At December 31, 2019, these insurance policies had a gross cash surrender value of $29.7 million, outstanding loans and interest totaling $27.2 million, and a net cash surrender value of $2.5 million. The net cash surrender values are included on the condensed consolidated balance sheet in “Cash surrender value of life insurance” under non-current assets.

At September 25, 2020 and December 31, 2019, the total death benefit for the remaining policies was approximately $34.7 million and $37.7 million, respectively. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $10.3 million after the payment of obligations, and, under current tax regulations, record a non-taxable gain of approximately $7.7 million.

During both, the 2020 second and third quarter, a participant in the plan passed away. Upon their deaths, the Company recorded a non-taxable life insurance gain totaling approximately $1.0 million for the three quarters ended September 25, 2020, which it has recorded on its condensed consolidated statements of income.

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

Accounts Receivable Factoring

The Company entered into a factoring agreement during the 2020 first quarter to sell certain trade accounts receivables associated with its largest client on a non-recourse basis to a third-party financial institution. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreement was approximately $17.8 million and $43.2 million during the quarter and year-to-date periods ended September 25, 2020. Fees for the factoring arrangement were recorded in cost of services and were less than $0.1 million and $0.1 million in the quarter and year-to-date periods ended September 25, 2020, respectively. There were no accounts receivable factoring activities during the quarter and year-to-date periods ended September 27, 2019.

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at September 25, 2020 and December 31, 2019 are summarized as follows:

(amounts in thousands)	September 25, 2020	December 31, 2019
Property, equipment and capitalized software	$14,468	$17,384
Accumulated depreciation and amortization	(8,895)	(11,005)
Property, equipment and capitalized software, net	$5,573	$6,379

The Company capitalizes software projects developed for commercial use. The Company recorded capitalized software costs during the quarter and three quarters ended September 25, 2020 and September 27, 2019 as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Capitalized software, beginning balance	$2,741	$1,955	$2,147	$1,864
Additions	200	318	794	409
Capitalized software	$2,941	$2,273	$2,941	$2,273

Capitalized software amortization periods range from three to five years, and are evaluated periodically for propriety. Amortization expense and accumulated amortization for these projects for the quarter and three quarters ended September 25, 2020 and September 27, 2019 are as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Accumulated amortization, beginning balance	$1,076	$1,017	$866	$745
Amortization expense	91	126	301	398
Accumulated amortization	$1,167	$1,143	$1,167	$1,143

During the 2020 second quarter, the Company sold its corporate headquarters located in Buffalo, NY. As the sale price of the building was $2.5 million, and the book value of the building was approximately $1.6 million, the Company recorded a profit on the sale after related fees of about $0.8 million in the 2020 second quarter.

Guarantees

The Company has a number of guarantees in place in its European operations that support office leases and performance under government contracts. These guarantees totaled approximately $3.1 million and $3.0 million at September 25, 2020 and December 31, 2019, respectively, and generally have expiration dates ranging from September 2020 through October 2034.

Goodwill

The goodwill recorded on the Company's condensed consolidated balance sheet at September 25, 2020 relates to the acquisition of Soft Company in the 2018 first quarter, Tech-IT in the 2019 first quarter, and StarDust in the 2020 first quarter. In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment exist in interim periods. There were no impairment indicators noted in the quarters or three quarters ended September 25, 2020 and September 27, 2019.

The changes in the carrying amount of goodwill for the three quarters ended September 25, 2020 are as follows:

(amounts in thousands)
Balance at December 31, 2019	$16,681
Acquired goodwill	2,757
Foreign currency translation	762
Balance at September 25, 2020	$20,200

Acquired Intangible Assets

Acquired intangible assets at September 25, 2020 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 year	$1,532	$1,282	$(30)	$220
Technology	10 years	591	36	26	581
Customer relationships	7-13 years	10,496	1,966	(330)	8,200
Total		$12,619	$3,284	$(334)	$9,001

Estimated amortization expense for the remainder of 2020, the five succeeding years, and thereafter is as follows:

Year	Annual Amortization
(amounts in thousands)
2020	$364
2021	1,163
2022	1,061
2023	1,052
2024	1,052
2025	1,052
Thereafter	3,257
Total	$9,001

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

 In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. This guidance is effective for reporting periods beginning after December 15, 2019; however, early adoption is permitted. The Company adopted the new standard on January 1, 2020 for the year ending December 31, 2020 on a prospective basis and the adoption did not have a significant impact on the Company’s operations.

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

3.	Acquisitions

StarDust SAS (“StarDust”)

On March 3, 2020, the Company acquired 100% of the equity of StarDust, for approximately $6.1 million (€5.5 million based on a EUR into USD exchange rate of 1.1145). The acquisition was funded using cash on hand and borrowings under the Credit and Security Agreement. The France-based StarDust, is a leading provider of testing and quality assurance for digital services with offices in Marseille, France, and Montreal, Canada. StarDust offers a complete range of testing services, including functional, multilingual, operational, environmental, regression, and application benchmarking, covering digital services and website, software, mobile applications, and Internet of Things connected objects. The acquisition is expected to expand the Company’s global testing capabilities.

The results of operations of StarDust have been included in the Company’s consolidated financial results since the date of acquisition. As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included in this quarterly report on Form 10-Q.

An earn-out of up to $1.1 million (€1.0 million based on a EUR into USD exchange rate of 1.1145) can be earned, a portion of which will be payable in each period subject to the achievement of consolidated direct profit targets for fiscal 2020 and 2021. Additionally, for each €10,000 of consolidated direct profit achieved above the target, an additional €1,000 can be earned, with no maximum limit. There is no payout if the achievement is below the target threshold. The fair value as of the March 3, 2020 acquisition date was determined to be $0.1 million, and was $0.2 million as of September 25, 2020. As such, the Company recorded $0.1 million in selling, general, and administrative expenses during the first three quarters of 2020 related to this earn-out. Approximately $0.1 million of the remaining contingent consideration liability is recorded in both “other current liabilities” and “other long-term liabilities” on the September 25, 2020 condensed consolidated balance sheet.

The acquisition date fair value of the consideration for the acquisition of StarDust consisted of the following as of March 3, 2020:

(amounts in thousands)
Cash consideration	$6,122
Fair value of contingent consideration	111
Fair value of purchase consideration	$6,233

The following table summarizes the allocation of the aggregate purchase consideration to the fair value of the assets acquired and liabilities assumed as of March 3, 2020:

(amounts in thousands)
Assets Acquired:
Cash	$1,798
Accounts receivable	1,303
Prepaids & other	71
Property & equipment	327
Acquired intangibles	1,282
Goodwill	2,757
Total assets acquired	$7,538

Liabilities Assumed:
Accounts payable	$285
Accrued compensation	307
Taxes payable	222
Other liabilities	163
Deferred income taxes	328
Total liabilities assumed	1,305
Net assets acquired	$6,233

The purchase consideration for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill, which is not deductible for income tax purposes.

(amounts in thousands)	Fair Value	Estimated Useful Life
Trademarks	$100	2 years
Technology	$591	10 years
Customer relationships	591	7 years
Fair value of purchase consideration	$1,282

The Company incurred acquisition-related legal and consulting fees and amortization of intangible assets of approximately $0.2 million and $0.3 million in the 2020 third quarter and year-to-date period, respectively, which were recorded as a component of selling, general, and administrative expenses in the condensed consolidated statements of income. The purchase price allocation for this acquisition has been finalized.

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

An earn-out of up to a maximum of $1.7 million (€1.5 million based on a EUR into USD exchange rate of 1.1386) can be earned, a portion of which will be payable in each period subject to the achievement of direct profit targets for fiscal 2018, 2019, and 2020.  There is no payout if the achievement on the target is below the threshold. The fair value as of the February 6, 2019 acquisition date was determined to be $0.6 million, and was $0.7 million as of September 25, 2020. Approximately $0.4 million and $0.3 million of the remaining contingent consideration liability is recorded in “other current liabilities” and “other long-term liabilities,” respectively, on the September 25, 2020 condensed consolidated balance sheet.

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

The Company incurred acquisition-related legal and consulting fees and amortization of intangible assets of approximately $0.2 million and $0.6 million in the 2020 third quarter and year-to-date period, respectively, and approximately $0.4 million and $0.5 million in the 2019 third quarter and year-to-date period, respectively, which were recorded as a component of selling, general, and administrative expenses in the condensed consolidated statements of income. The purchase price allocation for this acquisition has been finalized.

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

The Company has a contingent consideration liability related to an earn-out provision of which a portion will be payable in each period subject to the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017, 2018, and 2019. There is no payout if the achievement on either target is below a certain target threshold. The fair value as of the February 15, 2018 acquisition date was determined to be $2.0 million. The fair value of the remaining contingent consideration liability, which is recorded in “other current liabilities” on the condensed consolidated balance sheet, was approximately $0.9 million as of September 25, 2020, and is expected to be paid in the 2020 fourth quarter.

The results of operations of Soft Company have been included in the Company’s consolidated financial results since the date of acquisition. As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included in this quarterly report on Form 10-Q. The Company incurred acquisition-related legal and consulting fees, adjustments to the fair value of the earn-out liability, and amortization of intangible assets of approximately $0.1 million and $0.4 million in the 2020 third quarter and year-to-date period, respectively, and approximately $0.4 million and $1.2 million in the 2019 third quarter and year-to-date period, respectively, which were recorded as a component of selling, general, and administrative expenses in the condensed consolidated statements of income.

4.	Net Income Per Share

Basic and diluted earnings per share (EPS) for the quarter and three quarters ended September 25, 2020 and September 27, 2019 were as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands, except per-share data)	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Weighted-average number of shares outstanding during period	13,655	13,470	13,603	13,429
Common stock equivalents from incremental shares under equity-based compensation plans	746	575	731	487
Number of shares on which diluted earnings per share is based	14,401	14,045	14,334	13,916
Net income	$2,831	$879	$5,734	$2,454
Net income per share
Basic	$0.21	$0.07	$0.42	$0.18
Diluted	$0.20	$0.06	$0.40	$0.18

Weighted-average shares represent the average number of issued shares less treasury shares, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 1.1 million shares of common stock were outstanding at both September 25, 2020 and September 27, 2019 but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

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

Operating leases are included in the right-of-use lease assets, short-term lease liabilities, and long-term lease liabilities on the condensed consolidated balance sheet. The Company measures the operating lease liabilities at lease commencement date based on the present value of remaining lease payments using the rate implicit in the lease when readily determinable, or the Company’s secured incremental borrowing rate. The Company has made an accounting policy election not to recognize a lease liability or right-of-use asset for leases with a lease term of twelve months or less and do not include an option to purchase the underlying asset. The Company recognizes lease expense on a straight-line basis over the lease term and variable lease expense in the period incurred. Variable lease cost consists primarily of common-area maintenance, insurance, and taxes, which are paid based on actual costs incurred by the lessor. Operating lease cost was $1.6 million and $4.7 million for the 2020 third quarter and year-to-date period, respectively, and $1.7 million and $5.1 million for the 2019 third quarter and year-to-date period, respectively. The Company incurred variable lease cost of $0.1 million and $0.4 million in the 2020 third quarter and year-to-date period, respectively, and $0.1 million and $0.4 million in the 2019 third quarter and year-to-date period, respectively. The Company also incurred short-term lease cost of $0.2 million and $0.4 million in the 2020 third quarter and year-to-date period, respectively, and $0.1 million and $0.4 million in the 2019 third quarter and year-to-date period, respectively.

Maturities for the Company’s lease liabilities for all operating leases as of September 25, 2020 are as follows:

Total
Year	Operating Leases
(amounts in thousands)
2020 (remaining)	$1,640
2021	5,752
2022	4,362
2023	3,034
2024	1,788
2025 & thereafter	5,049
Total undiscounted operating lease payments	$21,625
Less: Interest	(1,068)
Total present value of operating lease liabilities	$20,557

Operating lease payments exclude $3.9 million of legally binding lease payment for leases signed, but not yet commenced. The weighted average remaining lease terms and discount rates for all operating leases as of September 25, 2020 and September 27, 2019 were as follows:

	September 25, 2020	September 27, 2019
Weighted average remaining lease term (years)	6.13	3.36
Weighted average remaining discount rate	2.00%	2.83%

Supplemental cash flow information related to the Company’s operating leases for the first three quarters of 2020 is as follows:

(amounts in thousands)	September 25, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$4,747
Right-of-use assets obtained in exchange for new operating lease liabilities	3,193

As of December 31, 2019, minimum obligations under operating leases were expected to be:

Total
Year	Operating Leases
(amounts in thousands)
2020	$5,979
2021	4,696
2022	3,255
2023	2,257
2024	1,485
2025 & thereafter	4,828
Total undiscounted operating lease payments	$22,500
Less: Interest	(1,247)
Total present value of operating lease liabilities	$21,253

6.	Debt

The Company has a credit and security agreement (the “Credit and Security Agreement”) with its bank, which provides for a three-year revolving credit facility in an aggregate principal amount of $45.0 million, including a sublimit of $10.0 million for letters of credit.

The Credit and Security Agreement expires in December 2022, and has interest rates ranging from 150 to 200 basis points over LIBOR or the greater of (i) the prime rate, (ii) the federal funds effective rate plus 50 basis points, and (iii) adjusted LIBOR plus 100 basis points plus a spread ranging from 50 to 100 basis points based on the amounts outstanding under the Credit and Security Agreement. The Company can borrow under the agreement at either rate at its discretion. At September 25, 2020 and December 31, 2019, there was $6.0 million and $5.3 million outstanding under the Credit and Security Agreement, respectively.

The maximum amounts outstanding under its credit agreement in the 2020 and 2019 third quarters were $12.0 million and $17.0 million, respectively, while borrowings during those quarters averaged $9.5 million and $10.5 million, respectively, and carried weighted average interest rates of 2.1% and 2.7%, respectively.

Under the Credit and Security Agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at September 25, 2020, included a fixed charge coverage ratio, which must be greater than 1.10 times consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for equity-based compensation and severance expenses, must be no less than $5.0 million for the trailing twelve months, and capital expenditures for property, plant, equipment, and capitalized software must be no more than $5.0 million in any annual period. The fixed charge coverage ratio is only tested if availability on a measurement date is less than $5.625 million. Actual borrowings by CTG under the Credit and Security Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves. Receivable balances from our largest client, IBM, have been removed from the credit facility as collateral as the Company had entered into a factoring arrangement for those receivables. Total availability as of September 25, 2020 was approximately $12.4 million. The Company was in compliance with these covenants at September 25, 2020 as the fixed charge ratio was 53.9 to 1, the adjusted EBITDA for the trailing twelve months was $14.5 million, and capital expenditures for property, equipment and capitalized software were $1.9 million in the 2020 year-to-date period. The Company was also in compliance with its covenants at September 27, 2019.

7.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at September 25, 2020 and December 31, 2019 are as follows:

(amounts in thousands)	September 25, 2020	December 31, 2019
Foreign currency	$(7,045)	$(9,106)
Pension loss, net of tax of $257 in 2020 and $265 in 2019	(9,510)	(9,436)
Accumulated other comprehensive loss	$(16,555)	$(18,542)

During the 2020 and 2019 third quarter and year-to-date periods, actuarial losses were amortized to expense as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Amortization of actuarial losses	$76	$45	$221	$138
Income tax	(2)	—	(1)	—
Net of tax	$74	$45	$220	$138

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

On July 20, 2020 The Department of the Treasury and the Internal Revenue Service issued final regulations addressing the treatment of income earned by certain foreign corporations that is subject to a high rate of foreign tax. The final regulations allow taxpayers to exclude certain high-taxed income of a controlled foreign corporation from their Global Intangible Low Taxed Income (GILTI) computation on an elective basis (“the GILTI High Tax Exclusion election” or “the election”).  Taxpayers make the election on an annual basis.  Taxpayers may make the election retroactively to tax years beginning after December 31, 2017 if certain requirements are met.

The Company has reflected the impact of the GILTI High Tax Exclusion election as well as the impact of the extended net operating loss carryback periods provided by the CARES Act in its 2020 income tax provision and continues to assess the future implications of these provisions on its consolidated condensed financial statements.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2020 third quarter and year-to-date ETR was (31.2)% and 19.9%, respectively, and the 2019 third quarter and year-to-date ETR was 33.5% and 34.7%, respectively.

The ETR was lower in the 2020 third quarter and year-to-date period as compared with the corresponding 2019 periods primarily resulting from the GILTI High Tax Exclusion election and extended net operating loss carryback periods noted above.  The combined impact of these items was approximately $1.1 million or $0.08 per diluted share during the 2020 third quarter.

The Company elected to use the incremental cash tax savings approach when considering GILTI in its assessment of the realizability of its U.S. deferred tax assets. Based upon the Company’s recent history of U.S. losses for tax purposes, including a cumulative three-year loss in the U.S. as of September 25, 2020, and uncertain profitability in future years, management has determined that it is likely that it will not realize the U.S. deferred tax assets, and a full valuation allowance against these assets continues to be recorded.

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

Net periodic pension cost for the quarter and three quarters ended September 25, 2020 and September 27, 2019 for the plans is as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Service cost	$109	$82	$314	$249
Interest cost	90	145	264	438
Expected return on assets	(167)	(152)	(484)	(460)
Amortization of actuarial loss	76	48	224	144
Net periodic pension cost	$108	$123	$318	$371

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see Note 2 for “Life Insurance Policies”). The Company does not anticipate contributing to the plan other than for benefit payments as required in 2020 and future years. In the 2020 third quarter and year-to-date period, the Company made benefit payments totaling approximately $0.1 million and $0.4 million, respectively, and expects to make payments in 2020 totaling approximately $0.6 million. The Company made benefit payments totaling approximately $0.1 million and $0.4 million in the 2019 third quarter and year-to-date period, respectively.

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

The BDBP is considered fully funded. The Company made contributions of $0.2 million and $0.5 million in the 2020 third quarter and year-to-date period, respectively, and $0.2 million and $0.4 million in the 2019 third quarter and year-to-date period, respectively. The Company made benefit payments totaling less than $0.1 million in both the 2020 and 2019 third quarters, respectively, and expects to make payments in 2020 of less than $0.1 million.

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

The change in the fair value of plan assets for the plans for the quarters ended September 25, 2020 and September 27, 2019 was as follows:

	For the Quarter Ended
(amounts in thousands)	September 25, 2020	September 27, 2019
Fair value of plan assets at beginning of period	$18,078	$17,403
Return on plan assets	504	460
Contributions	878	829
Benefits paid	(624)	(610)
Effect of exchange rate changes	690	(798)
Fair value of plan assets at end of quarter	$19,526	$17,284

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made no cash contributions in either the 2020 or 2019 third quarter or year-to-date periods for amounts earned in the previous year. Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were no stock units purchased in the 2020 or 2019 third quarter or year-to-date periods.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. There were no cash contributions in either the 2020 or 2019 third quarters or year-to-date periods. Contributions to the plan consisted of equity grants from the 2010 Equity Award Plan that were deposited in the director’s accounts. Prior to 2019, when cash contributions were made, the non-employee directors elected to purchase stock units from the Company at current market prices using their available investment balance within the plan. Consistent with the Key Employee Non-Qualified Deferred Compensation Plan, in return for funds received, the Company released shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

10.	Equity-based Compensation

During the 2020 third quarter, there were no restricted stock grants issued, but the Company has granted restricted stock totaling 599,928 shares in the year-to-date period. During the 2019 third quarter and year-to-date period, the Company granted restricted stock totaling 217,542 and 636,268 shares, respectively. All grants in 2020 and 2019 were funded out of treasury stock.

Director Board fees are paid exclusively in deferred stock units. Of the shares granted during the 2020 first quarter, 170,848 shares represented restricted stock units that were granted to Board members. The shares vest in four equal quarterly increments and the Company is expensing these grants ratably during the quarter in which they vest. There were no additional shares granted to the directors in the 2020 second or third quarters. Grants of similar units to the Board members totaled 215,326 in the 2019 first quarter, with no additional grants in the 2019 year-to-date period.

Of the shares granted in the 2020 first quarter, 209,280 shares were granted to senior management, of which 115,410 shares included a performance condition. The shares will only vest, in part, to senior management if at least 80% of a three-year cumulative target for diluted earnings per share is met for the three-year period ended December 31, 2022.  If at least 80% of the three-year EPS target is not met, the grants will expire. The 217,542 shares granted in the 2019 third quarter were granted to senior management with a performance condition.  The shares will only vest in part, to senior management if at least 80% of a three-year cumulative target for diluted earnings per share is met for the three-year period ended December 31, 2021.  If at least 80% of the three-year EPS target is not met, the grants will expire.

The remaining shares granted in the 2020 and 2019 third quarters and year-to-date periods include shares that vest ratably over a period of three or four years, beginning one year from the date of grant.

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

A total of 173,010 stock options were issued during the 2020 first quarter on March 6, 2020. The options have a fair value of $1.96 per share using the Black-Scholes valuation model.  The assumptions used to calculate the fair value include the price on the date of grant of $5.88 per option, an expected life of 5.2 years, expected volatility of 36.7%, an expected dividend yield of zero, and a risk free rate of 0.6%. The options vest ratably over three years, and are being expensed over that period. No stock options were granted during the 2020 third quarter. The Company did not grant any stock options during the 2019 third quarter. A total of 26,500 options were granted during the 2019 second quarter on May 31, 2019. The options have a fair value of $1.26 per share using the Black-Scholes valuation model.  The assumptions used to calculate the fair value include the price on the date of grant of $4.20 per option, an expected life of 3.7 years, expected volatility of 36.1%, an expected dividend yield of zero, and a risk free rate of 2.2%. The options were granted from the 2010 Equity Award Plan.

11.	Treasury Stock

The Company’s Board of Directors has authorized the repurchase of its stock up to a total of $30.0 million. The Company did not purchase shares for treasury during the 2020 third quarter or year-to-date period. As of September 25, 2020, the Company had repurchased approximately 3.2 million shares pursuant to the current authorization and had approximately $7.7 million left in its current stock repurchase authorization.

The Company did not issue any shares during the 2020 third quarter, but has issued approximately 600,000      shares out of treasury stock during the year-to-date period primarily to fulfill the share requirements from purchases of stock in the Non-Employee Director Deferred Compensation Plan, stock option exercises, and restricted stock grants.

The Company did not purchase shares for treasury during the 2019 third quarter or year-to-date period. At September 27, 2019, the Company had approximately $7.7 million remaining in its stock repurchase authorization. During the 2019 third quarter and year-to-date period, the Company issued 217,000 and 636,000 shares, respectively, out of treasury stock primarily to fulfill the share requirements from purchases of stock in the Non-Employee Director Deferred Compensation Plan, stock options exercises, and restricted stock grants.

12.	Significant Clients

In the 2020 third quarter, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $18.6 million or 21.0% of consolidated revenue compared with $21.3 million or 21.9% of consolidated revenue in the comparable 2019 period. In the 2020 year-to-date period, IBM accounted for $57.4 million or 21.7% of consolidated revenue, compared with $63.4 million or 21.5% of consolidated revenue in the comparable 2019 period. The National Technical Services Agreement with IBM was originally scheduled to expire on December 31, 2019, but has been extended and now expires on November 27, 2020. The Company’s accounts receivable from IBM at September 25, 2020 and December 31, 2019 totaled $13.9 million and $23.0 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2020 or 2019 third quarters or year-to-date periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter and Three Quarters Ended September 25, 2020

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements made by the management of Computer Task Group, Incorporated (CTG, the Company or the Registrant) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of or trends in business strategy and expectations, new business opportunities, cost control initiatives, business wins, market demand, revenue, operating expenses, capital expenditures, and financing.  The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff, (ii) domestic and foreign industry competition for clients and talent, including technical, sales and management personnel, (iii) increased bargaining power of large clients, (iv) the Company's ability to protect confidential client data, (v) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM), (vi) the uncertainty of clients' implementations of cost reduction projects, (vii) the effect of healthcare reform and initiatives, (viii) the mix of work between staffing and solutions, (ix) currency exchange risks, (x) risks associated with operating in foreign jurisdictions, (xi) renegotiations, nullification, or breaches of contracts with clients, vendors, subcontractors or other parties, (xii) the impact of current and future laws and government regulations, as well as repeal or modification of such, affecting the information technology (IT) solutions and staffing industry, taxes and the Company's operations in particular, (xiii) industry and economic conditions, including fluctuations in demand for IT services, (xiv) consolidation among the Company's competitors or clients, (xv) the need to supplement or change our IT services in response to new offerings in the industry or changes in client requirements for IT products and solutions, (xvi) the risks associated with acquisitions,  (xvii) actions of activist shareholders, and (xviii) the effects of the COVID-19 pandemic and the regulatory, social, and business responses thereto on the Company’s business, operations, employees, contractors, and clients, and (xix) the risks described in Item 1A of the Company’s most recently filed annual report on Form 10-K, and from time to time, in the Company's reports filed with the Securities and Exchange Commission (SEC).

Industry Trends

The Company operates in one industry segment, providing information and technology-related services to its clients. At the highest level, CTG delivers services that are considered either IT solutions or IT and other staffing. IT solutions typically encompasses services where the Company takes management responsibility for a project, has a deliverable, or service level agreements are included in the services delivered. Staffing services typically include providing IT and other resources to clients under client management

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters and year-to-date periods ended September 25, 2020 and September 27, 2019 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
IT solutions	39.6%	33.9%	37.3%	34.6%
IT and other staffing	60.4%	66.1%	62.7%	65.4%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and three quarters ended September 25, 2020 and September 27, 2019 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Technology service providers	33.1%	32.9%	33.3%	32.4%
Financial services	14.8%	13.0%	14.6%	13.6%
Healthcare	14.4%	16.9%	13.8%	16.7%
Manufacturing	13.7%	17.6%	14.1%	17.2%
Energy	5.6%	5.4%	6.3%	5.2%
General markets	18.4%	14.2%	17.9%	14.9%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarter and three quarters ended September 25, 2020 and September 27, 2019 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Time-and-material	80.5%	80.7%	80.7%	80.2%
Progress billing	14.6%	10.1%	14.7%	10.2%
Percentage-of-completion	4.9%	9.2%	4.6%	9.6%
Total	100.0%	100.0%	100.0%	100.0%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	September 25, 2020		September 27, 2019
	(amounts in thousands)
Revenue	100.0%	$88,648	100.0%	$97,204
Cost of services	77.9%	69,101	80.7%	78,462
Gross profit	22.1%	19,547	19.3%	18,742
Selling, general and administrative expenses	20.0%	17,723	17.7%	17,218
Operating income	2.1%	1,824	1.6%	1,524
Interest and other income (expense), net	0.3%	334	(0.2)%	(202)
Income before income taxes	2.4%	2,158	1.4%	1,322
Provision (benefit) for income taxes	(0.8)%	(673)	0.5%	443
Net income	3.2%	$2,831	0.9%	$879

For the Three Quarters Ended:	September 25, 2020		September 27, 2019
	(amounts in thousands)
Revenue	100.0%	$264,743	100.0%	$294,850
Cost of services	79.1%	209,412	81.4%	240,056
Gross profit	20.9%	55,331	18.6%	54,794
Selling, general and administrative expenses	18.7%	49,526	17.1%	50,290
Operating income	2.2%	5,805	1.5%	4,504
Interest and other income (expense), net	0.5%	1,351	(0.3)%	(748)
Income before income taxes	2.7%	7,156	1.2%	3,756
Provision for income taxes	0.5%	1,422	0.4%	1,302
Net income	2.2%	$5,734	0.8%	$2,454

The Company recorded revenue in the quarter and three quarters ended September 25, 2020 and September 27, 2019 as follows:

For the Quarter Ended:	September 25, 2020		September 27, 2019		Year-over-Year Change
	(amounts in thousands)
North America	54.9%	$48,625	63.6%	$61,866	(21.4)%
Europe	45.1%	40,023	36.4%	35,338	13.3%
Total	100.0%	$88,648	100.0%	$97,204	(8.8)%

For the Three Quarters Ended:	September 25, 2020		September 27, 2019		Year-over-Year Change
	(amounts in thousands)
North America	56.0%	$148,289	62.4%	$183,953	(19.4)%
Europe	44.0%	116,454	37.6%	110,897	5.0%
Total	100.0%	$264,743	100.0%	$294,850	(10.2)%

There were 63 billable days in both of the 2020 and 2019 third quarters. Reimbursable expenses billed to clients and included in revenue totaled $0.1 million and $0.7 million in the 2020 and 2019 third quarters, respectively.

There were 189 and 190 billable days in the 2020 and 2019 year-to-date periods, respectively. Reimbursable expenses billed to clients and included in revenue totaled $0.7 million and $2.0 million in the 2020 and 2019 year-to-date periods, respectively.

The Company’s strategic plan includes investing in solutions-based business development, marketing and solutions resources as part of a concerted effort to increase the mix of solutions services within its total revenue. Generally, solutions services have much higher bill rates and produce higher profits than staffing services. Additionally, within solutions, the Company is focused on expanding the digital solutions it provides, including cloud related activities, robotic process automation and artificial intelligence, in response to the demand it is seeing in the end markets where services are provided.  Finally, as a third part of its plan, the Company is focused on disengaging from its lowest margin staffing business.

On a consolidated basis, IT solutions revenue increased $2.1 million to $35.1 million, or 39.6% of consolidated revenue in the 2020 third quarter. This compares with $33.0 million or 33.9% in the corresponding 2019 period. Solutions revenue totaled $98.6 million or 37.3% in the 2020 year-to-date period as compared with $102.1 million or 34.6% of revenue in the corresponding 2019 period. The increase in solutions revenue in the 2020 third quarter was primarily due to the Company’s continued concerted effort to focus on and increase its solution services as part of overall revenue. The 2020 year-to-date solutions revenue was less than the prior year-to-date period due to reduced demand from the macroeconomic conditions resulting from the COVID-19 pandemic.

IT and other staffing revenue decreased $10.7 million to $53.6 million and represented 60.4% of consolidated revenue in the 2020 third quarter. This compares with $64.2 million or 66.1% of revenue in the corresponding 2019 period. Staffing revenue totaled $166.1 million or 62.7% in the 2020 year-to-date period compared with $192.8 million or 65.4% in the corresponding 2019 period. The IT staffing revenue decrease in both the third quarter and year-to-date period was primarily due to the Company disengaging from a number of low margin, non-core staffing engagements in the 2019 fourth quarter and the first quarter of 2020, consistent with the Company’s overall strategy to focus on solutions services as a higher mix of its overall revenue.  Additionally, the Company has experienced lower demand starting in March 2020 from clients in its staffing business in the COVID-19 pandemic environment.

The COVID-19 pandemic had relatively limited additional financial impact on the business in the 2020 third quarter as compared with the 2020 second quarter. The Company did not experience significant additional headcount reductions or project cancellations during the third quarter as occurred at the end of the first quarter. At this time, the Company does not have any clear visibility into the magnitude of an additional potential downturn of its operations for the remainder of 2020.  The Company, however, in anticipation of lower revenue resulting from reduced demand from the pandemic took steps in April 2020 to reduce its expenses, with a full-time furlough of certain non-billable employees, and a 20% furlough of nearly all other non-billable employees, including the senior management team.  Additionally, all discretionary spending was eliminated, and business travel has been restricted. At the beginning of the Company’s 2020 fiscal fourth quarter on September 27, the Company eliminated the 20% furlough for all remaining non-billable employees, including senior management, that had already not returned to full-time employment during the 2020 third quarter.

The Company has also actively participated in government-sponsored programs in its European operations, including Belgium, France and Luxembourg, that partially reimburses the Company for employees who have been made idle as a result of the pandemic. This primarily includes employees that were previously billable on an engagement, but the client made a decision to stop or end a project before completion. The Company is continuing to participate in these programs, but the benefit to the Company’s European operations was diminished subsequent to August 2020 as the respective governments reduced the reimbursements under these programs. The Company also believes that if these employees had remained billable throughout 2020, the revenue that they would have generated would have approximated the reimbursements received from the various European governments.

The Company includes all billable consultants, consisting of both employees and subcontractors, and its support services in its headcount totals. CTG’s headcount at September 25, 2020 was approximately 3,750, down from approximately 4,350 at September 27, 2019, and a decrease from approximately 3,950 at December 31, 2019. The decrease in headcount year-over-year is primarily due to the Company’s plan to move away from its low margin staffing business and headcount reductions resulting from lower demand due to the COVID-19 pandemic, primarily in the Company’s staffing business. Headcount was positively impacted by the acquisition of StarDust, a small testing solutions company with locations in France and Canada, in March 2020.

The revenue increase in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was impacted in the 2020 third quarter and year-to-date period by the weakness of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, the currency used in the United Kingdom. If there had been no change in these exchange rates from the 2019 third quarter to the 2020 third quarter, total European revenue would have been approximately $1.8 million lower, and operating income would have been lower by less than $0.1 million. If there had been no change in the rates from the 2019 year-to-date period to the corresponding 2020 period, total European revenue would have been approximately $0.1 million higher, and operating income would have been higher by less than $0.1 million.

The Company continues to monitor the impact that the United Kingdom’s exit from the European Union (Brexit) has had on its operations. To date, there has been a nominal impact on the Company’s operating results from Brexit. As the total revenue generated by our British subsidiary is immaterial as compared with the Company’s total consolidated revenue, we do not expect the nominal impact the exit has had on the Company’s operations to date to change in the foreseeable future.

In the 2020 third quarter, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $18.6 million or 21.0% of consolidated revenue compared with $21.3 million or 21.9% of consolidated revenue in the comparable 2019 period. In the 2020 year-to-date period, IBM accounted for $57.4 million or 21.7% of consolidated revenue, compared with $63.4 million or 21.5% of consolidated revenue in the comparable 2019 period. The National Technical Services Agreement with IBM was originally scheduled to expire on December 31, 2019, but has been extended and now expires on November 27, 2020. The Company’s accounts receivable from IBM at September 25, 2020 and December 31, 2019 totaled $13.9 million and $23.0 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2020 or 2019 third quarters or year-to-date periods.

Cost of services, defined as the costs for billable staff including billable out-of-pocket expenses, were 77.9% and 79.1% of revenue in the 2020 third quarter and year-to-date period, respectively, as compared with 80.7% and 81.4% of revenue in the 2019 corresponding periods, respectively. The Company’s cost of services as a percentage of revenue decreased in the 2020 third quarter and year-to-date period due to a shift in the mix to a higher level of Solutions revenue which has lower direct costs.  Additionally, the overall utilization for the Company’s billable resources improved in the third quarter of 2020 as compared with the prior year. Lowering costs and improving margins is part of the Company’s solutions strategy.

The gross profit margin was 22.1% and 20.9% of revenue in the 2020 third quarter and year-to-date period, respectively, as compared with 19.3% and 18.6% of revenue in the corresponding 2019 periods, respectively.  Within the overall gross margin, the gross profit margin on IT solutions services improved about 280 basis points in the 2020 third quarter as compared with the corresponding prior year period.

Selling, general and administrative (“SG&A”) expenses were 20.0% of revenue in the 2020 third quarter as compared with 17.7% in the corresponding 2019 period, and 18.7% in the 2020 year-to-date period as compared with 17.1% in the corresponding 2019 period. The increase in SG&A expenses as a percentage of revenue in both the 2020 third quarter and year-to date periods as compared with the comparable prior year periods is primarily due to the loss of operating leverage with a decrease in revenue of $8.6 million and $30.1 million, respectively, year-over-year. Additionally, it is part of the Company’s strategic plan to invest in solutions-based business development, marketing and solutions resources to increase the mix of solutions services within its total revenue. As the Company made a number of investments in the 2020 third quarter, SG&A expense increased $0.5 million in the 2020 third quarter as compared with the 2019 third quarter, but was $0.8 million less in the 2020 year-to-date period as compared with the prior year.

Consolidated operating income was 2.1% of revenue in the 2020 third quarter, compared with 1.6% of revenue in the 2019 third quarter, and 2.2% in the 2020 year-to-date period, as compared with 1.5% in the corresponding 2019 period.

Other income, net in the 2020 third quarter was $0.3 million. This included approximately $0.6 million or $0.04 per diluted share of a non-taxable life insurance gain from the death of a former executive, offset by other expense.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2020 third quarter and year-to-date ETR was (31.2)% and 19.9%, respectively, and the 2019 third quarter and year-to-date ETR was 33.5% and 34.7%, respectively. The ETR was lower in the 2020 third quarter and year-to-date period as compared with the corresponding 2019 periods primarily resulting from the GILTI High Tax Exclusion election and extended NOL carryback periods noted above.  The combined impact of these items was approximately $1.1 million or $0.08 per diluted share during the 2020 third quarter.

   Net income was $0.20 and $0.40 per diluted share in the 2020 third quarter and year-to-date period, respectively, as compared with $0.06 and $0.18 per diluted share in the 2019 third quarter and year-to-date period, respectively. Diluted earnings per share was calculated using 14.4 million and 14.0 million weighted-average equivalent shares outstanding for the quarters ended September 25, 2020 and September 27, 2019, respectively, and 14.3 million and 13.9 million weighted-average equivalent shares outstanding for the three quarters ended September 25, 2020 and September 27, 2019, respectively.

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

Income Taxes—Valuation Allowances on Deferred Tax Assets

At September 25, 2020, the Company had a total of approximately $7.0 million of deferred tax assets offset by a valuation allowance of approximately $6.7 million, resulting in a net deferred tax asset of approximately $0.3 million and approximately $2.2 million of deferred tax liabilities, recorded on its condensed consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards and state taxes. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the expected tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At September 25, 2020, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $0.4 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at September 25, 2020, the Company had offset a portion of these assets with a valuation allowance totaling $0.3 million, resulting in a net deferred tax asset from net operating loss carryforwards of $0.1 million.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the 2020 third quarter and year-to-date period would have increased or decreased net income by approximately $21,500 and $71,600, respectively.

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

Financial Condition and Liquidity

Cash provided by operating activities was $25.5 million in the 2020 year-to-date period compared with $4.2 million in the 2019 corresponding period. In 2020, net income was $5.7 million, while other non-cash adjustments, primarily consisting of depreciation and amortization expense, equity-based compensation, deferred income taxes, deferred compensation, the gain on sale of property, and the non-taxable gain from life insurance totaled $2.9 million. In 2019, net income was $2.5 million, while the corresponding non-cash adjustments totaled $3.3 million.

The accounts receivable balance decreased $16.6 million in 2020 and increased $2.9 million in 2019. The decrease in the accounts receivable balance in 2020 primarily resulted from an advance payment (factoring) program that the Company entered into with its largest client during the 2020 first quarter, where approximately $17.8 million was paid in the 2020 third quarter before the normal due date. Additionally, the decrease was due to a decrease in revenue of 8.8% as compared with the corresponding 2019 period. Days sales outstanding (DSO) was 77 days at September 25, 2020 as compared with 81 at September 27, 2019. The increase in the accounts receivable balance in 2019 primarily resulted from an increase in revenue of 7.7% in the 2019 third quarter as compared with the corresponding 2018 quarter. This was partially offset by a decrease in DSO of one day in 2019 to 81 days from 82 days at December 31, 2018.

Prepaid and other current assets increased $0.6 million and $1.5 million in the 2020 and 2019 periods, respectively, due to payments made early in each respective year that are then expensed throughout the year.

The accounts payable balance decreased $3.9 million and $3.5 million in the 2020 and 2019 periods, respectively, primarily due to the timing of certain payments near the end of the quarter of each year as compared with the prior year-end. Accrued compensation increased less than $0.1 million and $9.9 million in the 2020 and 2019 periods, respectively. The 2020 increase is lower primarily due to a change in the pay cycle in the U.S. where the third quarter ended on a pay date, but did not end on a pay date in 2019. The 2019 increase was driven by higher headcount compared with the corresponding prior periods due to increasing revenue. Income taxes payable/receivable increased $0.7 million and decreased $0.8 million in the 2020 and 2019 periods, respectively. The increase in 2020 reflected higher taxable income. Advance billings decreased $0.8 million in 2020 and increased $1.8 million in 2019. The change in advance billings in any given period is determined by the nature and type of existing projects, and the advance payments, if any, associated with those projects. Deferred payroll taxes in 2020 represents a U.S. government program in which the Company participates in that allows Company’s under the CARES Act to defer the payment of payroll taxes until 2021 and 2022.

Investing activities used $4.0 million and $10.3 million of cash in the 2020 and 2019 periods, respectively. Cash paid for the acquisition of StarDust, net of cash acquired, was approximately $4.3 million. Cash paid for the acquisition of Tech-IT, net of cash acquired, was approximately $8.5 million. The Company used cash for additions to property, equipment, and capitalized software of $1.9 million and $1.2 million in the 2020 and 2019 periods, respectively. The Company has no significant commitments for the purchase of property and equipment at September 25, 2020. During the 2020 second quarter, the Company entered into an agreement to sell its owned real estate for $2.5 million.  As the book value of the building was approximately $1.6 million, the Company recorded a gain of about $0.8 million, after fees, from the sale in the 2020 second quarter. The Company received life insurance proceeds totaling $0.4 million in 2020 from the death of a former executive. Additionally, the Company expects to receive approximately $0.6 million in the 2020 fourth quarter from a death of a former executive in the 2020 third quarter.

Financing activities provided $0.3 million of cash in 2020 and $5.0 million in 2019. Cash borrowed under the Company’s revolving line of credit to fund the acquisition of StarDust and working capital obligations netted to $0.7 million in the 2020 year-to-date period, while cash borrowed primarily to fund the acquisition of Tech-IT netted to $5.0 million in the 2019 year-to-date period. Payments made to taxing authorities that represent the value of shares withheld for taxes in employee equity-based compensation transactions totaled $0.2 million in both the 2020 and 2019 periods. Cash overdrafts relate to the amount of outstanding checks at a point in time, and netted to approximately $0.4 million and less than $0.1 million in 2020 and 2019, respectively. The Company did not repurchase shares for treasury under its buyback program in either of the 2020 or 2019 year-to-date periods. As of September 25, 2020, $7.7 million was available under the Company's authorization to purchase shares in future periods.

The Company’s Credit and Security Agreement provides for a three-year revolving credit facility in an aggregate principal amount of $45.0 million, including a sublimit of $10.0 million for letters of credit.

The Credit and Security Agreement expires in December 2022, and has interest rates ranging from 150 to 200 basis points over LIBOR or the greater of (i) the prime rate, (ii) the federal funds effective rate plus 50 basis points, and (iii) adjusted LIBOR plus 100 basis points plus a spread ranging from 50 to 100 basis points based on the amounts outstanding under the Credit and Security Agreement. The Company can borrow under the agreement with either rate at its discretion. At September 25, 2020 and December 31, 2019, there was $6.0 million and $5.3 million outstanding under the Credit and Security Agreement, respectively.

Generally, the Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. However, during the 2020 first quarter, given the potential negative financial implications of the COVID-19 pandemic, the Company drew down $12.0 million under its revolving credit agreement to improve its cash position at quarter-end, and provide working capital in the event of a significant financial downturn in the 2020 third quarter, or remainder of the year. The Company paid down $6.0 million during the 2020 third quarter, leaving $6.0 million outstanding under its revolving credit agreement at September 25, 2020. This borrowing and the Company’s factoring arrangement resulted in a consolidated cash balance of $33.4 million at the end of the 2020 third quarter.

The maximum amounts outstanding under its credit agreement in the 2020 and 2019 third quarters were $12.0 million and $17.0 million, respectively, while borrowings during those quarters averaged $9.5 million and $10.5 million, respectively, and carried weighted average interest rates of 2.1% and 2.7%, respectively.

Under the Credit and Security Agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at September 25, 2020, included a fixed charge coverage ratio, which must be less than 1.10 times consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for equity-based compensation and severance expenses, must be no less than $5.0 million for the trailing twelve months, and capital expenditures for property, plant, equipment, and capitalized software must be no more than $5.0 million in any annual period. The fixed charge coverage ratio is only tested if availability on a measurement date is less than $5.625 million. Actual borrowings by CTG under the Credit and Security Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves. Receivable balances from our largest client, IBM, have been removed from the credit facility as collateral as the Company had entered into a factoring arrangement for those receivables. Total availability as of September 25, 2020 was approximately $12.4 million. The Company was in compliance with these covenants at September 25, 2020 as the fixed charge ratio was 53.9 to 1, the adjusted EBITDA for the trailing twelve months was $14.5 million and capital expenditures for property, equipment and capitalized software were $1.9 million in the 2020 year-to-date period. The Company was also in compliance with its covenants at September 27, 2019.

Of the total cash and cash equivalents reported on the consolidated balance sheet at September 25, 2020 of $33.4 million, approximately $21.7 million was held by the Company’s foreign operations. Earnings are considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and does not intend to do so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

The Company believes existing internally available funds, cash potentially generated from future operations, and funds available under the Company's Credit and Security Agreement (subject to collateral limits) totaling $38.8 million will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, pay a dividend (if any are declared), fund acquisitions, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2020 or 2019 third quarters other than guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $3.1 million at September 25, 2020.

Contractual Obligations

The Company did not enter into any significant contractual obligations during the quarter or year-to-date period ended September 25, 2020.

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

 In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. This guidance is effective for reporting periods beginning after December 15, 2019; however, early adoption is permitted. The Company adopted the new standard on January 1, 2020 for the year ending December 31, 2020 on a prospective basis and the adoption did not have a significant impact on the Company’s operations.

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

The revenue increase in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was impacted in the 2020 third quarter and year-to-date period by the weakness of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, the currency used in the United Kingdom. If there had been no change in these exchange rates from the 2019 third quarter to the 2020 third quarter, total European revenue would have been approximately $1.8 million lower, and operating income would have been lower by less than $0.1 million. If there had been no change in the rates from the 2019 year-to-date period to the corresponding 2020 period, total European revenue would have been approximately $0.1 million higher, and operating income would have been higher by less than $0.1 million.

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

Changes in Internal Control Over Financial Reporting

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on September 25, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread and impact the U.S., Western Europe, and India, which primarily includes all of our operations. The impact from the rapidly changing market, and economic and regulatory conditions due to the COVID-19 outbreak is uncertain, disrupting the business of our clients, and will impact our business and consolidated results of operations, and could impact our financial condition in the future. As of October 28, 2020, approximately 10% of our billable resources have been idled by the pandemic, and the Company has taken measures, including part-time and full-time furloughs, to offset the potential impact of this reduction in revenue. While we have not incurred significant disruptions or financial impacts thus far from the COVID-19 outbreak, we are unable to accurately predict the impact that COVID-19 will have due to numerous uncertainties. These include the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our clients, the demand for IT services overall, and other factors. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased under the Plan or Program
June 27 - July 31		$—	—	$7,727,724
August 1 - August 31	—	$—	—	$7,727,724
September 1 - September 25	—	$—	—	$7,727,724
Total	—		—

**	Excludes broker commissions

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

On October 2, 2020, the Board of Directors set September 16, 2021 as the date of the Company’s 2021 annual meeting of shareholders.

In accordance with Rule 14a-5(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has determined that proposals to be considered for inclusion in the Company’s proxy statement for the annual meeting pursuant to Rule 14a-8 of the Exchange Act must be received at the Company’s principal executive offices not later than April 15, 2021. For all shareholder proposals made outside of Rule 14a-8 of the Exchange Act and for all shareholder nominations for director, our Restated By-laws require shareholders to give the Company advance notice of any proposal or director nomination to be submitted at an annual meeting of shareholders. The Restated By-laws prescribe the information to be contained in any such notice. To be timely, a shareholder’s notice with respect to a proposal made outside of Rule 14a-8 or director nomination for the annual meeting must be given, either by personal delivery or by United States mail, postage prepaid, to and received by the Secretary of the Company at the principal executive offices of the Company no earlier than May 20, 2021 and no later than 5:30 p.m., Buffalo time, on June 19, 2021.

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

Date: November 2, 2020