Form 10-K
period 2020-12-31
COMPUTER TASK GROUP INC
filed 2021-03-12
CIK 23111

!

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to

Commission File No. 1-9410

COMPUTER TASK GROUP, INCORPORATED

(Exact name of registrant as specified in its charter)

New York	16-0912632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300 Corporate Parkway, Suite 214N, Amherst, New York	14226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (716) 882-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Stock	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CTG	The NASDAQ Stock Market, LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐    NO ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold on the last business day of the registrant’s most recently completed second quarter was $60.4 million. Solely for the purposes of this calculation, all persons who are or may be executive officers or directors of the registrant have been deemed to be affiliates.

The total number of shares of Common Stock of the Registrant outstanding at March 5, 2021 was 15,192,845.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SEC Form 10-K Index

As used in this annual report on Form 10-K, references to “CTG,” “the Company” or “the Registrant” refer to Computer Task Group, Incorporated and its subsidiaries, unless the context suggests otherwise.

PART I

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements made by the management of Computer Task Group, Incorporated (“CTG,” the “Company” or the “Registrant”) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of or trends in business strategy and expectations, new business opportunities, cost control initiatives, business wins, market demand, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff, (ii) domestic and foreign industry competition for clients and talent, including technical, sales and management personnel, (iii) increased bargaining power of large clients, (iv) the Company's ability to protect confidential client data, (v) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM) and other significant clients, (vi) the uncertainty of clients' implementations of cost reduction projects, (vii) the effect of healthcare reform and initiatives, (viii) the mix of revenue between staffing and solutions, (ix) currency exchange risks, (x) risks associated with operating in foreign jurisdictions, (xi) renegotiations, nullification, or breaches of contracts with clients, vendors, subcontractors or other parties, (xii) the impact of current and future laws and government regulation, as well as repeal or modification of such, affecting the information technology (IT) solutions and staffing industry, taxes and the Company's operations in particular, (xiii) industry and economic conditions, including fluctuations in demand for IT services, (xiv) consolidation among the Company's competitors or clients, (xv) the need to supplement or change our IT services in response to new offerings in the industry or changes in client requirements for IT products and solutions, (xvi) the risks associated with acquisitions, (xvii) actions of activist shareholders, (xviii) the effects of the COVID-19 pandemic and the regulatory, social, and business responses thereto on the Company’s business, operations, employees, contractors, and clients, and (xix) the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company's reports filed with the Securities and Exchange Commission (SEC).

Item 1.	Business

Overview

CTG was incorporated in Buffalo, New York on March 11, 1966, and its corporate headquarters are located at 300 Corporate Parkway, Suite 214N, Amherst, New York 14226 (716-882-8000). CTG is an information and technology solutions company with operations in North and South America, Western Europe, and India. CTG’s employees and billable subcontractors total approximately 3,900 people worldwide at December 31, 2020. During 2020, the Company had thirteen operating subsidiaries: Computer Task Group of Canada, Inc. and La Societe de Tests StarDust Inc., providing services in Canada; Computer Task Group Belgium N.V., CTG ITS S.A., Computer Task Group IT Solutions, S.A., Computer Task Group Luxembourg PSF S.A., Computer Task Group (U.K.) Limited, CTG Health Solutions N.V., Soft Company SAS (“CTG France”), and StarDust SAS, each primarily providing services in Europe; Computer Task Information Technology Private Services Limited, providing services in India and CTG LATAM SAS, providing services in Colombia. The parent corporation, CTG, Inc., and CTG Federal Systems, LLC primarily provide services in North America.

The Company operates in one industry segment, providing information technology and related services to its clients. These services include information and technology-related solutions, including supplemental staffing as a solution. With solution services, the Company generally takes responsibility for the deliverables and some level of project and staff management, and services may include high-end advisory or business-related consulting. When providing staffing services, including managed staffing, staff augmentation, and volume staffing, personnel are provided to clients, who then, in turn, take their direction from the clients’ managers.

Services

CTG is a leading provider of IT solutions and services, serving as a catalyst for our clients’ digital transformation. We increase project momentum and the speed at which our clients achieve their desired outcomes. Our solutions portfolio addresses critical challenges for clients in North America, South America, Western Europe, and India in high-growth industries. Clients we typically support are organizations with large, complex technology, information, and data requirements. Some have begun their digital transformation and are struggling to drive their desired results, while many are just starting to define their transformation needs and strategy.

CTG's Digital Transformation Solutions portfolio spans three areas that collectively address many of our clients' most pressing transformation challenges and are designed to address their unique business, technology, and operational needs. Our capabilities ensure that our clients utilize the right information technology to meet their business needs, maximize their IT systems' value, and operate efficiently and effectively. The following describes the typical services provided:

•

Business Process Transformation Solutions ensure clients can meet today's challenges, map to tomorrow's growth, and align their organizations' technology solutions to their business objectives. We combine strategic advisory services, technologies and platforms, and implementation and integration processes to accelerate business outcomes, improve workflows, and drive efficiencies. These solutions services include Advisory, Data Strategy, Digital Workplace, Enterprise Platforms, Information Disclosure, and Regulatory and Compliance.

•

Technology Transformation Solutions accelerate digital transformation by keeping our clients ahead of the digital curve and delivering the sustainable business value they expect from their technology investments. CTG's Technology Transformation Solutions also help our clients stay ahead of their competition by rapidly adopting digital technologies with confidence through solutions that include Application Development, Automation, Cloud, Data Management, Enterprise Platform Implementation, and Testing.

•

Operations Transformation Solutions ensure our clients have the correct operations infrastructure in place to achieve the organizational agility necessary to accelerate their business velocity. Our Global Delivery Network supports our Operations Transformation Solutions, enabling cost-effective solutions delivery at optimal staffing levels to ensure exceptional customer service while reducing client costs. These solutions include Application support, IT Operations support, Cloud, and Infrastructure.

CTG’s staffing services address a range of information and technology resource needs, from filling specific talent gaps to managing high-volume staffing programs. CTG recruits, retains, and manages IT talent for its clients, which are primarily large technology service providers and other companies with multiple locations and a significant need for high-volume professional IT resources.

IT solutions and IT and other staffing revenue as a percentage of consolidated revenue for the three years ended December 31, 2020, 2019, and 2018 is as follows:

	2020	2019	2018
IT solutions	38%	36%	31%
IT and other staffing	62%	64%	69%
Total	100%	100%	100%

Capabilities

Our expertise in key technologies–what we call Digital Accelerators–underpins our solutions and ensure our clients get the most value from their digital technologies and methodologies. CTG's Digital Accelerators evolve to meet market needs and address the most innovative technology platforms and thinking. These Digital Accelerators include Agile and DevSecOps, Internet of Things (IoT), Intelligent Automation, Data and Analytics, Cloud, and Automated Testing.

As the pace of change accelerates, CTG accelerates our clients' digital environment through a unique combination of Transformation Solutions, Digital Accelerators, leading industry talent, domain expertise, innovative tools and methodologies, a partner ecosystem, and a Global Delivery Network.

•

Industry-leading Digital and Technology Talent. CTG cultivates a workplace that attracts, develops, and retains the best digital and technology experts. Being Great Place to Work® Certified validates our workplace culture that has made CTG a leading IT and digital solutions and services company for more than 50 years.

•

Deep Domain Expertise. CTG serves clients in high-growth sectors across the globe and brings industry experience that we leverage to build and deliver digital solutions customized for the unique challenges, requirements, and regulations companies face in each industry we serve. CTG serves clients in high-growth global sectors, such as healthcare, energy, manufacturing, financial services, technology service providers, and other general markets.

•

Innovative Tools and Methodologies. CTG leverages up-to-date best practices, technologies, and methodologies (e.g., Agile, SAFe, DASA, ITIL) to support our clients' need for greater speed-to-market, innovation, continuous improvement, and to support today's high-performance IT teams. CTG also builds and provides a number of proprietary tools and platforms (e.g., We Are Testers, BugTrapp) designed to meet the unique needs of our clients.

•

Partner Ecosystem. Given our clients' specialized and evolving needs and the accelerated pace at which new technologies emerge, we know that we must leverage industry partnerships to increase the value we provide to our clients. Our strong partner network, representing today's leading technologies, allows our clients to access and utilize today's leading technologies, coupled with our supporting Solutions, methodologies, and industry experience.

•

Global Delivery Network. Through established operations in North and South America, Western Europe, and India, CTG's delivery centers leverage a centralized model to deliver a broad spectrum of high-quality, cost-effective services and solutions.

Vertical Markets

The Company provides a majority of its services through five vertical market focus areas: technology service providers, financial services, healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), manufacturing, and energy. The remainder of CTG’s revenue is derived from general markets.

CTG’s revenue by vertical market as a percentage of consolidated revenue for the three years ended December 31, 2020, 2019, and 2018 is as follows:

	2020	2019	2018
Technology service providers	32.7%	32.2%	32.4%
Financial services	15.7%	13.8%	15.2%
Healthcare	14.9%	16.6%	16.2%
Manufacturing	13.5%	16.8%	19.5%
Energy	6.3%	5.2%	4.7%
General markets	16.9%	15.4%	12.0%
Total	100.0%	100.0%	100.0%

Revenue for the Company's technology service providers vertical market as a percentage of consolidated revenue increased slightly in 2020 as compared with 2019. Overall, the Company’s revenue decreased in 2020 as the global COVID-19 pandemic reduced demand for the Company’s staffing services. However, demand from our largest staffing client, IBM, which is included in this vertical market, decreased at a rate consistent with the Company’s overall decrease in revenue. The revenue as a percentage of consolidated revenue decrease in 2019 as compared with 2018 was due to a change in business mix as the Company focused on selling its IT Solutions services, which are not included in this vertical market.

Revenue for the Company’s financial services vertical market as a percentage of consolidated revenue increased in 2020 as compared with 2019 due to acquisitions completed by the Company in 2019 and 2020. Revenue decreased in 2019 as compared to 2018 due to lower demand in this vertical market throughout our European operations.

In 2020, the demand from our healthcare clients decreased at a rate that was above the overall revenue decrease for the Company, which caused the percentage of total revenue to decrease. Additionally, a significant project in this vertical market was essentially complete by the end of 2019 and was not replaced in 2020. This was a reversal of the trend of an increase in 2019 as compared with 2018 as revenue increased in that year due to the large project previously mentioned.

The revenue in our manufacturing vertical market is primarily generated from several large staffing clients, including Lenovo (through SDI as a vendor manager for Lenovo), which is our second largest client. Revenue from Lenovo and other large clients decreased in 2020 as compared with 2019, and in 2019 as compared with 2018, as the demand for these services, which include some non-IT staffing, decreased in recent years. Additionally, the Company continues to disengage from its lowest margin staffing business, which is generally included in this vertical market.

Revenue for the Company's energy vertical market increased as a percentage of consolidated revenue in both 2020 and 2019 given strong demand for our services in this vertical market.

For the year ended December 31, 2020, CTG provided its services to 601 clients, primarily in North America and Europe. In North America, the Company operates in the United States and Canada, with about 99% of 2020 North American revenue generated in the United States. In Europe, the Company operates in Belgium, Luxembourg, France, and the United Kingdom. Of total 2020 consolidated revenue of $366.1 million, approximately 56% was generated in North America and 44% in Europe. Revenue generated in India and Colombia was insignificant. One client, IBM, accounted for greater than 10% of CTG’s consolidated revenue in 2020.

Revenue Recognition and Backlog

The Company recognizes revenue when control of the promised good or service is transferred to clients, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with progress billing schedules, primarily monthly, revenue is recognized as services are rendered to the client. Revenue for fixed-price contracts is recognized over time using an input-based approach. Over time revenue recognition best portrays the Company’s performance in transferring control of the goods or services to the client. On most fixed-price contracts, revenue recognition is supported through contractual clauses that require the client to pay for work performed to date, including cost plus a reasonable profit margin, for goods or services that have no alternative use to the Company. On certain contracts, revenue recognition is supported through contractual clauses that indicate the client controls the asset, or work in process, as the Company creates or enhances the asset. On a given project, actual salary and indirect labor costs incurred are measured and compared with the total estimate of costs of such items at the completion of the project. Revenue is recognized based upon the percentage-of-completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs that could distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our experience on similar projects, and includes management judgments and estimates that affect the amount of revenue recognized on fixed-price contracts in any accounting period. Losses on fixed-price projects are recorded when identified.

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods as a percentage of consolidated revenue for the three years ended December 31, 2020, 2019, and 2018 is as follows:

	2020	2019	2018
Time-and-material	81.0%	79.6%	84.7%
Progress billing	15.9%	10.2%	10.5%
Percentage-of-completion	3.1%	10.2%	4.8%
Total	100.0%	100.0%	100.0%

As of December 31, 2020 and 2019, the backlog for fixed-price and all managed-support contracts was approximately $50.9 million and $53.6 million, respectively. Approximately 70% or $35.7 million of the December 31, 2020 backlog is expected to be earned in 2021. Approximately 56% of the $53.6 million of backlog at December 31, 2019, or $30.3 million, was earned in 2020. Revenue is subject to slight seasonal variations, with a minor slowdown and a decrease in billable resource utilization in months of high vacation and legal holidays (July, August, and December). Backlog does not tend to be seasonal; however, it does fluctuate based upon the timing of entry into long-term contracts.

Competition

The IT services market, for both information and technology solutions and IT and professional staffing services, is highly competitive. The market is also highly fragmented with many providers and no single competitor maintaining clear market leadership. Competition varies by location, the type of service, and the client to whom services are provided. The Company’s competition comes from four major channels: large national or international companies, including major accounting and consulting firms and large companies headquartered in India; hardware vendors and suppliers of packaged software systems; small local firms or individuals specializing in specific programming services or applications; and from a client’s internal IT staff. CTG competes against all four of these channels for its share of the market. The Company believes that to compete successfully, it is necessary to have a local geographic presence, offer appropriate IT solutions, provide skilled professional resources, and price its services competitively.

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

Human Capital Resources

Employees

CTG’s business depends on the Company’s ability to attract, develop and retain qualified professional staff to execute our strategy and provide services to its clients. The Company has a structured recruiting organization that works with its clients to meet their requirements by recruiting, retaining, and providing high quality, motivated staff. As the Company works with a number of subcontractors within CTG France, which was acquired on February 15, 2018, the Company now includes subcontractors in its total headcount, which equals approximately 3,900 total resources worldwide, with approximately 2,450 in the United States and Canada and 1,450 in Europe, as of December 31, 2020. Of these resources, approximately 91% are IT professionals and 9% are individuals who work in sales, recruiting, delivery, administrative and support positions. The Company believes that its relationship with its employees is good and supported by the Company’s 2020 recognition as a Great Place to Work® in North America, Belgium, and Luxembourg. No employees are covered by a collective bargaining agreement or are represented by a labor union. CTG is an equal opportunity employer.

COVID-19 Response

The health, well-being and safety of our employees, clients and communities is our top priority. The Company began to focus on COVID-19 as a potentially significant issue during the first quarter of 2020 as we followed global developments and observed the impacts of COVID-19 in several European markets where we operate. Our senior management team initiated regular COVID-19 planning sessions to address the critical safety, operational and business risks associated with the pandemic. With our continued commitment to monitor, assess and implement guidance and best practices for the Company as recommended by the World Health Organization (WHO) and Centers for Disease Control and Prevention (CDC), we have been able to maintain the continuity of the essential services that we provide to our clients, while also managing the impact of the spread of the virus within our business, as well as promoting the health, well-being and safety of our employees, clients and communities.

Financial Information About Geographic Areas

The following table sets forth certain financial information relating to the performance of the Company for the three years ended December 31, 2020, 2019, and 2018. This information should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” included in this report.

	2020	2019	2018
(amounts in thousands)
Revenue from External Clients:
United States	$203,495	$241,038	$232,178
Luxembourg (1)	66,411	64,852	44,660
Belgium (2)	59,851	52,468	48,585
Other countries	36,334	35,812	33,346
Total foreign revenue	162,596	153,132	126,591
Total revenue	$366,091	$394,170	$358,769
Operating Income (loss):
United States - pre-allocation	$(1,223)	$733	$(3,083)
Allocation to other countries (5)	1,840	1,566	942
United States - post-allocation	617	2,299	(2,141)
Belgium (2)	4,411	1,159	1,528
Luxembourg (1)	3,491	2,363	1,731
United Kingdom (4)	1,203	1,199	671
France (3)	776	1,346	1,129
Other countries	472	112	104
Total foreign operating income - pre-allocation	10,353	6,179	5,163
Allocation from the United States (5)	(1,840)	(1,566)	(942)
Total foreign operating income - post-allocation	8,513	4,613	4,221
Total operating income	$9,130	$6,912	$2,080
Total Assets:
United States	$50,075	$54,043	$39,488
Luxembourg (1)	47,047	42,943	26,355
Belgium (2)	39,164	30,159	27,128
France (3)	33,035	26,500	27,425
Other countries	6,932	5,061	3,725
Total foreign assets	126,178	104,663	84,633
Total assets	$176,253	$158,706	$124,121

(1)	Revenue, operating income, and assets for our Luxembourg operations have been disclosed separately as they exceed 10% of the consolidated balances in at least one of the years presented.
(2)	Revenue, operating income, and assets for our Belgium operations have been disclosed separately as they exceed 10% of the consolidated balances in at least one of the years presented.
(3)	Operating income and assets for our France operations have been disclosed separately as they exceed 10% of the consolidated balances in at least one of the years presented.
(4)	Operating income for our United Kingdom operations has been disclosed separately as it exceeds 10% of the consolidated balance in at least one of the years presented.
(5)

During 2020, 2019 and 2018, the Company allocated support costs primarily for management, finance and information technology services from the United States to our foreign operations to reflect costs that are recorded in the United States but support our foreign operations.

Available Company Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act), and reports pertaining to the Company filed under Section 16 of the Exchange Act are available without charge on the Company’s website at www.ctg.com as soon as reasonably practicable after the Company electronically files the information with, or furnishes it to, the SEC. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company’s code of ethics (Code of Conduct), committee charters and governance policies (including a fraud and insider trading policy) are also available without charge on the Company’s website at http://investors.ctg.com/corporate-governance/governance-documents. If applicable, the Company intends to disclose future amendments to, or waivers from, certain provisions of the Code of Conduct on the Company's website or in a current report on Form 8-K.

Item 1A.Risk Factors

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. The risk factors below represent what we believe are the known material risk factors with respect to the Company and our business. Any of the following risks could materially adversely affect our business, operations, financial position or future financial results.

Global Pandemic and Related Risks

The impact of the COVID-19 pandemic has had, and is expected to continue to have, an adverse effect on our business and our financial results.

The COVID-19 pandemic has negatively affected the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. The COVID-19 pandemic has had and is expected to continue to have an adverse effect on our business and financial performance. The extent of the impact of the COVID-19 pandemic, including our ability to execute our business strategies as planned, will depend on future developments, including the duration and severity of the pandemic, which are highly uncertain and cannot be predicted.

The future impact of COVID-19 on our business and financial results will depend on, among other factors, the duration and spread of the pandemic, the implementation or recurrence of shelter in place or similar orders in the future, new information that may emerge concerning the severity of new strains of the virus, and the effectiveness of vaccines. Therefore, we cannot reasonably estimate the full extent of the COVID-19 pandemic’s impact on our future business and financial results.

Business Related Risks

Our business depends on the availability of a large number of highly qualified IT professionals, sales and management personnel, and our ability to recruit and retain these individuals.

We actively compete with many other IT service providers for qualified personnel, including professional IT staff, recruiters, sales and business development specialists, and management. The availability of qualified personnel may affect our ability to provide services and meet the requirements of our clients. An inability to fulfill client requirements at agreed-upon rates due to a lack of available qualified personnel may adversely affect our revenue and operating results in the future.

Decreases in demand for IT Solutions and IT and Other Staffing services in the future would have an adverse effect on our revenue and operating results.

The Company’s revenue and operating results are significantly impacted by changes in demand for its services. In the past, when the world economy deteriorated, there was a significant decline in demand for the Company’s services that negatively affected the Company’s revenue and operating results as compared with prior years. Declines in demand for the requirement for our IT services in 2021 or future years would adversely affect our revenue and operating results as it has in the past.

Our client contracts generally have a short term or are terminable on short notice, and a significant number of failures to renew contracts in place, or early terminations or renegotiations of our existing client contracts could adversely affect our results of operations.

Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. We performed 81.0% of our services on a time-and-materials basis during 2020. As such, our clients generally have the right to terminate a contract with us upon written notice without the payment of any financial penalty. Client projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages of a project, or that a client will cancel or delay additional planned engagements. These terminations, cancellations, or delays could result from factors that are beyond our control and are unrelated to our work product or the progress of the project but could be related to business or financial conditions of the client, changes in client strategies or the economy in general. When contracts are terminated, we lose the anticipated future revenue and we may not be able to eliminate the associated costs that would have been required to support those contracts in a timely manner. Consequently, our operating results in subsequent periods may be lower than expected. Our clients can cancel or reduce the scope of their engagements with us on short notice. If they do so, we may be unable to reassign our professionals to new engagements without delay. The cancellation or reduction in scope of an engagement could, therefore, reduce the utilization rate of our professionals, which would have a negative impact on our business, financial condition, and results of operations. As a result of these and other factors, our past financial performance should not be relied on as a guarantee of similar or improved future performance. Due to these factors, we believe that our results from operations in the future may fluctuate from period to period.

Competition Related Risks

Increased competition and the bargaining power of our large clients may cause our billing rates to decline, which would have an adverse effect on our revenue and, if we are unable to control our personnel costs accordingly, on our margins and operating results.

We have experienced reductions in the rates we bill a number of our larger clients for services due to highly competitive market conditions. Additionally, we actively compete against many other companies for business at both new and existing clients. Billing rate reductions or competitive pressures may lead to a decline in revenue. When faced with such pressures, if we are unable to make commensurate reductions in our personnel costs, our margins and operating results would be adversely affected.

Existing and potential clients may outsource or consider outsourcing their IT requirements to foreign countries in which we may not currently have operations, which could have an adverse effect on our ability to retain existing clients or obtain new clients.

In recent years, more companies are using, or are considering using, low-cost offshore outsourcing centers to perform technology-related work and complete projects. Currently, we have partnered with clients to perform services outside of North America in both India and Colombia to mitigate and reduce this risk to our Company. However, the risk of additional outsourcing of IT solutions overseas to countries where we do not have operations could have a material, adverse impact on our future operations.

The IT services industry is highly competitive and fragmented, which means that our clients have a number of choices for providers of IT services and we may not be able to compete effectively.

The market for our services is highly competitive. The market is fragmented, and no company holds a dominant position. Consequently, our competition for client requirements and experienced personnel varies significantly by geographic area and by the type of service provided. Some of our competitors are larger and have greater technical, financial, and marketing resources, and greater name recognition than we have in the markets we collectively serve. In addition, clients may elect to increase their internal IT system resources to satisfy their custom software development and integration needs. Finally, our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India and other parts of Asia). There can be no assurance that we will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.

The introduction of new IT services or changes in client requirements for IT services may render our existing IT Solutions or IT and Other Staffing offerings obsolete or unnecessary, which, if we are unable to keep pace with these corresponding changes, could have an adverse effect on our business.

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

Operations Related Risks

We derive a significant portion of our revenue from one client, and a significant reduction in the amount of requirements requested by this client would have an adverse effect on our revenue and operating results.

IBM is CTG’s largest client, and we provide services to various IBM divisions in a number of locations. During the fourth quarter of 2020, the National Technical Services Agreement (NTS Agreement) with IBM was renewed and now expires on October 27, 2023. In 2020, 2019, and 2018, IBM accounted for $77.5 million or 21.2%, $84.9 million or 21.5%, and $80.6 million or 22.5% of the Company’s consolidated revenue, respectively. The Company’s accounts receivable from IBM at December 31, 2020 and 2019 totaled $11.3 million and $23.0 million, respectively.

If we are unable to bill for our services or collect our receivables, our results of operations, financial condition, and cash flows could be adversely affected.

Our business depends on our ability to obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and typically bill and collect on reasonable cycles. However, we might not accurately assess the creditworthiness of our clients, or macroeconomic conditions could result in financial difficulties for our clients, including bankruptcy and insolvency. In certain industries, some clients have requested longer payment terms, which has adversely affected, and may continue to adversely affect, our cash flows. The timely collection of client balances also depends on our ability to complete our contractual commitments as required. If we are unable to meet our commitments or bill our clients on a timely basis, our results of operations and cash flows could be adversely affected. We have established allowances for losses of receivables and unbilled services where we deem amounts to be uncollectible. The uncollectible amounts due to the Company from clients could differ from those that we currently anticipate.

If we repatriate our cash balances from our foreign operations, we may be subject to additional tax liabilities.

We earn a portion of our operating income outside of the United States, and any repatriation or deemed repatriation of funds currently held in foreign jurisdictions to the United States may result in additional tax liabilities for the Company. In addition, there have been changes to the tax laws in the United States that impact how United States-based multinational corporations are taxed on foreign earnings. Any further changes in these tax laws could have a material adverse impact on our tax expense and cash flows.

Ineffective internal controls could affect the Company's business and operating results.

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

The Company has also made a number of estimates and assumptions relating to the reporting of its assets and liabilities and the disclosure of contingent assets and liabilities to prepare its consolidated financial statements pursuant to the rules and regulations of the SEC and other accounting rulemaking authorities. Such estimates primarily relate to the valuation of stock options for recording equity-based compensation expense, allowances for doubtful accounts receivable, investment valuation, discount rates associated with pension plans, incurred but not recorded claims related to the

Company's self-insured medical plan, valuation allowances for deferred tax assets, goodwill, acquisition and related accounting, legal matters, other contingencies and estimates of progress toward completion and direct profit or loss on contracts, as applicable. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in the economic climates in which the Company operates may affect these estimates and will be reflected in the Company’s consolidated financial statements in the event they occur. Such changes could result in a material impact on the Company’s results of operations.

Cyber Related Risks

We could be subject to liability and damage to our reputation resulting from cyber-attacks or data breaches.

Cyber risks for companies providing global information technology (IT) and professional services, especially in regulated industries, continue to increase. This increase in risk may be attributed to the increasing value and dependence on data, including organizations’ intellectual property and citizens’ personal data that could be misused for identity theft and fraud. While the value and dependence of data has increased, likewise the reliance on electronic communications, mobile technologies, social networking, hybrid and cloud-based resources, smart devices, and emerging technologies continues to grow. In some regions, the regulatory compliance requirements surrounding data protection and privacy have also increased. In addition, the sophistication, motivation, and organization of cyber attacks continues to evolve, as does the sophistication of threat actors such as organized crime, hackers, terrorists, activists, insider threats, foreign governments, and third parties.

The Company’s business, operations, and its clients rely on the secure processing, transmission, storage, integrity, and availability of data, services, and resources provided by its IT environments and operational processes. The Company’s complex IT environments support a variety of technologies, industries, delivery services, regulatory compliance requirements, and clients globally.

Although the Company has not experienced any prior material data breaches, regulatory non-compliance incidents, or cyber security incidents, its environments may be impacted by cyber attacks or cyber security incidents caused via the aforementioned threat actors or the Company's personnel. These incidents could result in data loss, result in the disruption of the Company's internal or client-supporting operations and services, adversely affect its adherence with regulatory requirements, or result in a data breach. Data losses and data breaches could include the unauthorized disclosure, misuse, loss, and destruction of both the Company’s and its clients’ intellectual property, financial information, or other regulated or privacy-related information.  This includes but is not limited to United States personally identifiable information (PII), personal data under the European General Data Protection Regulation (GDPR), data covered under Luxembourg Law on the Financial Sector, and protected health information (PHI) under the United States Health Insurance Portability and Accountability Act of 1996 (HIPAA).

The Company’s failure to protect sensitive data and address the regulatory compliance requirements of data and associated internal or delivery services under the Company’s control could result in reputational damage, fines and penalties, litigation costs, external investigations, compensation costs including reimbursement and monetary awards, prohibition of providing services in a region or industry, and/or additional compliance costs that could have a material, adverse impact on the Company's operations. It could also have an adverse impact on the Company’s ability to maintain and execute new contracts with clients that produce or work with similar data, and make it more difficult to retain and recruit qualified personnel to perform its services in the future. As the cyber threat and regulatory compliance landscape continues to evolve and the Company’s risk profile changes, it will be required to expend additional resources to enhance and implement new risk mitigation strategies.

Regulatory or Legislative Related Risks

The foreign currency exchange, legislative, tax, regulatory and economic risks associated with international operations could have an adverse effect on our operating results if we are unable to mitigate or hedge these risks.

We have operations in the United States and Canada in North America, in Belgium, Luxembourg, France, and the United Kingdom in Europe, in India, and in Colombia. Although our foreign operations conduct their business in their local currencies, these operations are subject to their own currency fluctuations, legislation, employment and tax law changes, and economic climates. These factors as they relate to our foreign operations are different from those of the United States. Although we actively manage these foreign operations with local management teams, our overall operating results may be negatively affected by local economic conditions, changes in foreign currency exchange rates, or tax, regulatory or other economic changes beyond our control.

In addition, any widespread outbreak of an illness, pandemic or other local or global health issue (including COVID-19), natural disasters, climate change impacts, or uncertain political climates, international hostilities, or any terrorist activities, could adversely affect customer demand, the Company’s operations, and its ability to source and deliver services to its customers, which could have a material adverse effect on the Company’s financial results. For instance, the U.K. referendum to exit from the European Union, commonly referred to as “Brexit,” has caused global economic, trade and regulatory uncertainty. The Company continues to monitor the impact that the United Kingdom’s exit from the European Union (Brexit) has had on its operations. To date, there has been a nominal impact on the Company’s operating results from Brexit. As the total revenue generated by our British subsidiary is immaterial as compared with the Company’s total consolidated revenue, we do not expect the nominal impact the exit has had on the Company’s operations to date to change in the foreseeable future.

Government cuts in healthcare programs, such as Medicare, and delays in legislative or regulatory healthcare mandates could cause a reduction in IT spending by our healthcare clients, which could materially and adversely affect our revenue and results of operations.

The Company’s growth efforts include a focus on the healthcare market. Growth in this market depends on continued spending by our healthcare clients on IT projects. Cuts in government healthcare programs, such as sequestration, which has periodically cut Medicare reimbursements to hospitals and health systems, may result in reduced expenditures by our healthcare clients on IT projects. If additional government cuts in healthcare programs occur, whether due to the failure of Congress to adopt a budget, pass appropriations bills or raise the U.S. debt ceiling or for other reasons, there may be delays, reductions or cessation of funding to our clients, which could cause our clients to purchase less IT services from us, and materially and adversely affect our revenue and results of operations.

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

The Financial Accounting Standards Board (FASB), the SEC, and the Public Company Accounting Oversight Board (PCAOB) or other accounting rule making authorities have issued and may continue to issue new accounting rules or auditing standards that are different from those that we presently apply to our financial results. Such new accounting rules or auditing standards could require significant changes from the way we currently report our financial condition, results of operations or cash flows.

U.S. generally accepted accounting principles have been the subject of frequent changes in interpretations, and the frequency of future accounting policy changes may accelerate. Such future changes in financial accounting standards may have a significant effect on our reported results of operations, including results of transactions entered into before the effective date of the changes.

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

Acquisition Related Risks

Risks to the Company from acquisitions include integration challenges, disruptions of the Company's core business, a failure to achieve objectives, and the assumption of liabilities.

The Company regularly evaluates acquisitions to aid the Company's growth in revenue and profits by expanding the services the Company offers in the geographies in which the Company operates, and its client base. Acquisitions often present significant challenges and risks relating to the integration of the business into the Company, and there can be no assurances that the Company will manage acquisitions successfully, that the Company's core business will not be significantly disrupted after an acquisition is finalized, or that strategic acquisition opportunities will be available to the Company on acceptable terms. The risks from an acquisition include the Company failing to achieve strategic objectives and anticipated revenue and profit improvements, borrowing a significant amount of money to fund the acquisitions which creates financial stress for the Company's operations, as well as failing to retain the key personnel of the acquired business. Additionally, failure to meet financial objectives of an acquisition could lead to impairment charges of intangible assets and goodwill in future periods. Finally, the assumption of liabilities related to litigation or other legal proceedings involving the acquired business may present a significant risk.

Capital Resources Related Risks

We may require additional capital to support our business, and this capital may not be available to us on acceptable terms, if at all.

The Company has a credit and security agreement (the “Credit and Security Agreement”) with its bank, which provides for a three-year revolving credit facility in an aggregate principal amount of $45.0 million, including a sublimit of $10.0 million for letters of credit. The Credit and Security Agreement was amended on December 23, 2019 to extend its term for three years and now expires in December 2022. At December 31, 2020, we had no borrowings outstanding under our revolving credit facility. The Company may be dependent on our revolving credit facility to meet working capital and operational requirements, and access to our facility is dependent on, among other things, compliance with applicable covenants, including fixed charge coverage ratio, consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) targets, and a limit on annual expenditures for property, plant, equipment, and capitalized software. The fixed charge coverage ratio is only tested if availability on a measurement date is below a threshold. The amount available for borrowing under the revolving credit facility could be significantly reduced due to poor operational performance, or other factors. Any loss or material reduction of our ability to access funds under the revolving credit facility could materially and negatively impact our liquidity.

Risk from Activist Shareholders

Actions of activist stockholders could cause us to incur substantial costs, divert management’s and the board’s attention and resources, and have an adverse effect on our business and stock price.

From time to time, we may be subject to proposals by stockholders urging us to take certain corporate actions. If activist stockholder activities ensue, our business could be adversely affected as responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations, and divert the attention of management and our board of directors, all of which could interfere with our ability to execute our strategic plan. We may be required to retain the services of various professionals to advise us on activist stockholder matters, including legal, financial and communications advisors, the costs of which may adversely affect our financial results. In addition, the perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, clients, and employees, and cause our stock price to experience periods of volatility or stagnation.

Share Price Related Risks

Our share price could fluctuate and be difficult to predict.

Our share price has fluctuated in the past and could continue to fluctuate in the future in response to various factors, both external and internal. These factors include:

•	changes in macroeconomic or political factors unrelated to our business in the geographies in which we operate;
•	general or industry-specific market conditions or changes in financial markets;
•	our failure to meet our growth or financial objectives (including revenue, operating margins, and earnings per share targets);
•	our ability to generate cash flow to return cash to our shareholders at historical levels or levels expected by our stockholders;
•	announcements by us or competitors about developments in our business or prospects; and
•	projections or speculation about our business by the media or investment analysts.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company previously owned a corporate administrative building at 700 Delaware Avenue, and the corporate headquarters at 800 Delaware Avenue, located in Buffalo, New York. The Company sold its 700 Delaware Avenue corporate administrative building in February 2018 for $1.8 million, and as the book value was $1.6 million, we recorded an immaterial gain on the sale. During the 2020 second quarter, the Company sold its 800 Delaware Avenue corporate headquarters. As the sale price of the building was $2.5 million, and the book value of the building was approximately $1.6 million, the Company recorded a gain on the sale after related fees of about $0.8 million in the 2020 second quarter.

All of the remaining Company locations, totaling approximately 25 sites, are leased facilities. Most of these facilities are located in the United States, with 11 of these locations in Europe in the countries of Belgium, Luxembourg, France and the United Kingdom, where our European operations are located, and one each in Canada, India, and Colombia. These facilities generally serve as sales and support offices and their size varies with the number of people employed at each office, ranging from approximately 200 to 23,000 square feet. The Company’s lease terms vary from periods of less than a year to fifteen years and typically have flexible renewal options. The Company believes that its leased facilities are adequate to support its current and anticipated future needs.

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

Stock Price	High	Low
Year Ended December 31, 2020
Fourth Quarter	$7.30	$4.68
Third Quarter	$5.38	$4.01
Second Quarter	$4.61	$3.50
First Quarter	$6.48	$2.86
Year Ended December 31, 2019
Fourth Quarter	$6.23	$4.70
Third Quarter	$5.82	$3.98
Second Quarter	$4.89	$3.99
First Quarter	$4.78	$3.90

On March 5, 2021, there were 1,226 holders of record of the Company’s common shares. The Company currently does not pay a dividend. A dividend was last paid in the 2016 fourth quarter. At December 31, 2020, under the terms of the Company's revolving credit facility, the Company is required to meet certain financial covenants in order to pay dividends. The Company was in compliance with these financial covenants at both December 31, 2020 and 2019. For additional information regarding these financial covenants, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity." The determination of the timing, amount and the payment of dividends, if any, on the Company’s common stock in the future is at the discretion of the Board of Directors and will depend upon, among other things, the Company’s profitability, liquidity, financial condition, capital requirements, and compliance with the covenants under the Company's Credit and Security agreement. The Company currently has no intention to pay a dividend in the foreseeable future.

For information concerning common stock issued in connection with the Company’s equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized the repurchase of its stock up to a total of $30.0 million. As of March 12, 2021, the Company had repurchased approximately $22.3 million shares pursuant to the authorization, leaving a remaining authorization of approximately $7.7 million. No shares were purchased during 2020 under this authorization.

The information below for the fiscal fourth quarter of 2020 does not include shares withheld by or surrendered to the Company either to satisfy the exercise cost for the cashless exercise of employee stock options, or to satisfy tax withholding obligations associated with employee equity awards as the number of shares is minor.

			Total Number	Maximum
			of Shares	Dollar Amount
	Total	Average	Purchased as	that May Yet
	Number	Price	Part of Publicly	be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased	Share*	or Programs	Or Programs
September 26 - October 31	—	$—	—	$7,727,724
November 1 - November 30	—	$—	—	$7,727,724
December 1 - December 31	—	$—	—	$7,727,724
Total	—	$—	—

* Excludes broker commissions

Company Performance Graph

The following graph displays a five-year comparison of cumulative total shareholder returns for the Company’s common stock, the S&P 500 Index, and the Dow Jones U.S. Computer Services Index, assuming a base index of $100 at the end of 2015. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the period, assuming dividend reinvestment, and (B) the difference between the Company’s share price at the end and the beginning of the period by (2) the share price at the beginning of the period. The calculations were made excluding trading commissions and taxes.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Computer Task Group Inc.
S&P 500 Index
Dow Jones US Computer Services Index

	Base Period	Indexed Returns Years Ending
	December	December	December	December	December	December
	2015	2016	2017	2018	2019	2020
Computer Task Group, Inc.	$100.00	$66.00	$79.95	$63.96	$81.21	$95.94
S&P 500 Index	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
Dow Jones U.S. Computer Services Index	$100.00	$117.44	$129.69	$114.14	$143.98	$164.56

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

Consolidated Summary—Five-Year Selected Financial Information

The selected operating data and financial position information set forth below for each of the years in the five-year period ended December 31, 2020 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and notes thereto in Item 8, “Financial Statements and Supplementary Data” included in this report.

	2020	2019	2018	2017	2016
(amounts in millions, except per-share data)	(1)	(2)	(3)	(4)	(5)
Operating Data
Revenue	$366.1	$394.2	$358.8	$301.2	$324.9
Operating income (loss)	$9.1	$6.9	$2.1	$3.9	$(33.3)
Net income (loss)	$7.6	$4.1	$(2.8)	$0.8	$(34.6)
Basic net income (loss) per share	$0.56	$0.31	$(0.20)	$0.05	$(2.22)
Diluted net income (loss) per share	$0.53	$0.29	$(0.20)	$0.05	$(2.22)
Cash dividend per share	$—	$—	$—	$—	$0.18

Financial Position
Working capital	$52.0	$45.0	$51.9	$50.8	$53.7
Total assets	$176.3	$158.7	$124.1	$127.6	$126.9
Long-term debt	$0.0	$5.3	$3.6	$4.4	$4.7
Shareholders’ equity	$79.5	$66.2	$64.2	$78.6	$78.8

(1)

During 2020, the Company incurred acquisition-related legal and consulting fees, adjustments to the fair value of earn-out liabilities, and amortization of intangible assets of approximately $1.6 million, and severance charges of $0.6 million.  These expenses were offset with a gain from a sale of a building of $0.8 million, and gains from non-taxable life insurance from former executives that passed away of $1.0 million. These items increased net income by approximately $0.2 million, or $0.01 basic and diluted earnings per share.

(2)

During 2019, the Company incurred acquisition-related legal and consulting fees, adjustments to the fair value of earn-out liabilities, and amortization of intangible assets of approximately $2.3 million.  These expenses reduced net income by approximately $1.5 million, or $0.11 basic and diluted earnings per share.

(3)

During 2018, the Company recorded a valuation allowance against its U.S. deferred tax assets for $4.1 million based on the history of U.S. losses for tax purposes and uncertain profitability in future years. The Company incurred acquisition-related legal and consulting fees, adjustments to the fair value of the earn-out liability, and amortization of intangible assets of approximately $2.0 million. The Company also recorded severance of approximately $0.7 million for former executives. Finally, the Company recorded a $0.8 million gain from non-taxable life insurance for a former executive that passed away. These expenses increased the net loss by a net amount of $6.0 million and basic and diluted loss per share by $0.43.

(4)

During 2017, the Company incurred expenses of $1.2 million for unexpected costs associated with the Company’s self-insured medical plan, and $0.8 million for severance charges for former executives, which reduced operating income by a total of $2.0 million. Additionally, the Company was impacted by the enactment of the Tax Cuts and Jobs Act, which resulted in the Company recording an additional $1.7 million of tax expense upon enactment. Finally, the Company recorded a $0.4 million gain from non-taxable life insurance for a former executive that passed away in 2017. These charges decreased net income by a net amount of $2.5 million and basic and diluted loss per share by $0.17.

(5)

During 2016, the Company incurred expenses of $37.3 million related to goodwill impairment charges, and $1.5 million for severance charges for two former executives, which reduced operating income by a total of $38.8 million.  These charges increased net loss by $38.3 million and basic and diluted loss per share by $2.45.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements made by the management of Computer Task Group, Incorporated (“CTG,” the “Company” or the “Registrant”) that are subject to a number of risks and uncertainties. These forward-looking statements are based on information as of the date of this report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of or trends in business strategy and expectations, new business opportunities, cost control initiatives, business wins, market demand, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff, (ii) domestic and foreign industry competition for clients and talent, including technical, sales and management personnel, (iii) increased bargaining power of large clients, (iv) the Company's ability to protect confidential client data, (v) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM) and other significant clients, (vi) the uncertainty of clients' implementations of cost reduction projects, (vii) the effect of healthcare reform and initiatives, (viii) the mix of revenue between staffing and solutions, (ix) currency exchange risks, (x) risks associated with operating in foreign jurisdictions, (xi) renegotiations, nullification, or breaches of contracts with clients, vendors, subcontractors or other parties, (xii) the impact of current and future laws and government regulation, as well as repeal or modification of such, affecting the information technology (IT) solutions and staffing industry, taxes and the Company's operations in particular, (xiii) industry and economic conditions, including fluctuations in demand for IT services, (xiv) consolidation among the Company's competitors or clients, (xv) the need to supplement or change our IT services in response to new offerings in the industry or changes in client requirements for IT products and solutions, (xvi) the risks associated with acquisitions, (xvii) actions of activist shareholders, (xviii) the effects of the COVID-19 pandemic and the regulatory, social, and business responses thereto on the Company’s business, operations, employees, contractors, and clients, and (xix) the risks described in Item 1A of the Company’s most recently filed annual report on Form 10-K, and from time to time, in the Company's reports filed with the Securities and Exchange Commission (SEC).

Industry Trends

The market demand for the Company’s services is heavily dependent on information and technology-related spending by major corporations, organizations and government entities in the markets and regions that we serve. The pace of technology advances, changes in business requirements, and the practices of our clients all have a significant impact on the demand for the services we provide. Competition for new engagements and pricing pressure has been strong as there are numerous competitors. The demand for the Company's information and technology-related solutions business, primarily in our healthcare vertical market in North America, improved in 2018 and 2019. In 2020, demand was significantly reduced, primarily in our staffing business, as the COVID-19 global pandemic (“Pandemic”) had a significant negative impact on the economies of the countries and the markets we serve. To offset this decrease in demand, the Company took action to reduce its expenses, including a full-time furlough for certain employees and a 20% furlough for nearly all other non-billable employees, including the senior management team. This furlough was in place for about six months, and ended with the close of the Company’s fiscal third quarter.

The Company also actively participated in government-sponsored programs in its European operations, including Belgium, France and Luxembourg, that partially reimbursed the Company for the costs of employees that were made idle by the Pandemic.  This primarily included employees that were previously billable on an engagement, but the client made a decision to stop or end a project prior to completion. The Company is continuing to participate in these programs, but the benefit to the Company’s European operations was diminished subsequent to August 2020 as the respective governments reduced the reimbursement under these programs at that time. The Company believes that if these employees had remained billable throughout 2020, the revenue they would have generated would have approximated the reimbursements received from the various governments.

The Company operates in one industry segment, providing information technology and related services to its clients. These services include information and technology-related solutions, including supplemental staffing as a solution. With solution services, the Company generally takes responsibility for the deliverables and some level of project and staff management, and services may include high-end advisory or business-related consulting. When providing staffing services, including managed staffing, staff augmentation, and volume staffing, personnel are provided to clients, who then, in turn, take their direction from the clients’ managers.

IT solutions and IT and other staffing revenue as a percentage of consolidated revenue for the three years ended December 31, 2020, 2019, and 2018 is as follows:

	2020	2019	2018
IT solutions	38%	36%	31%
IT and other staffing	62%	64%	69%
Total	100%	100%	100%

The Company provides a majority of its services in five vertical market focus areas: technology service providers, financial services, healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), manufacturing, and energy. The remainder of CTG’s revenue is derived from general markets.

CTG’s revenue by vertical market as a percentage of consolidated revenue for the three years ended December 31, 2020, 2019, and 2018 is as follows:

	2020	2019	2018
Technology service providers	32.7%	32.2%	32.4%
Financial services	15.7%	13.8%	15.2%
Healthcare	14.9%	16.6%	16.2%
Manufacturing	13.5%	16.8%	19.5%
Energy	6.3%	5.2%	4.7%
General markets	16.9%	15.4%	12.0%
Total	100.0%	100.0%	100.0%

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

Revenue Recognition

The Company recognizes revenue when control of the promised good or service is transferred to clients in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with progress billing schedules, primarily monthly, revenue is recognized as services are rendered to the client. Revenue for fixed-price contracts is recognized over time using an input-based approach. Over time revenue recognition best portrays the Company’s performance in transferring control of the goods or services to the client. On most fixed price contracts, revenue recognition is supported through contractual clauses that require the client to pay for work performed to date, including cost plus a reasonable profit margin, for goods or services that have no alternative use to the Company. On certain contracts, revenue recognition is supported through contractual clauses that indicate the client controls the asset, or work in process, as the Company creates or enhances the asset. On a given project, actual salary and indirect labor costs incurred are measured and compared with the total estimate of costs of such items at the completion of the project. Revenue is recognized based upon the percentage-of-completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs that could distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and our experience on similar projects, and includes management judgments and estimates that affect the amount of revenue recognized on fixed-price contracts in any accounting period. Losses on fixed-price projects are recorded when identified

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods as a percentage of consolidated revenue for the three years ended December 31, 2020, 2019, and 2018 is as follows:

	2020	2019	2018
Time-and-material	81.0%	79.6%	84.7%
Progress billing	15.9%	10.2%	10.5%
Percentage-of-completion	3.1%	10.2%	4.8%
Total	100.0%	100.0%	100.0%

Results of Operations

The table below sets forth percentage information calculated as a percentage of consolidated revenue as reported on the Company’s consolidated statements of operations as included in Item 8, “Financial Statements and Supplementary Data” in this report.

Year Ended December 31,	2020	2019	2018
(percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Direct costs	79.0%	80.9%	80.9%
Selling, general and administrative expenses	18.5%	17.3%	18.5%
Operating income	2.5%	1.8%	0.6%
Interest and other income (expense), net	0.4%	(0.2)%	0.1%
Income before income taxes	2.9%	1.6%	0.7%
Provision for income taxes	0.8%	0.6%	1.5%
Net income (loss)	2.1%	1.0%	(0.8)%

2020 as compared with 2019

The Company recorded revenue in 2020 and 2019 as follows:

Year Ended December 31,	% of total	2020	% of total	2019	Year-Over- Year Change
(dollars in thousands)
North America	55.8%	$204,264	61.5%	$242,218	(15.7)%
Europe	44.2%	161,827	38.5%	151,952	6.5%
Total	100.0%	$366,091	100.0%	$394,170	(7.1)%

The Company’s strategy throughout its operations is to expand the amount of IT solutions services it provides to its clients as compared with IT staffing services, and to focus on delivering digital solutions. IT Solutions provide significant value to our clients, and drive higher bill rates and margins for the Company. Our existing solutions include business, technology, and operations solutions that aid our clients in digitally transforming their company, and ultimately meet the needs of their clients. The digital services the Company delivers includes the Internet of Things, Intelligent Automation, Data and Analytics, Cloud and Automated Testing.

The revenue decrease in North America in 2020 as compared with 2019 was primarily due to a significant decrease in demand for the Company's IT staffing business due to the impact the Pandemic had on the economies in the markets we serve. Additionally, the Company continues to disengage from its lowest margin staffing services as part of its strategy. Demand in some areas of our IT solutions business, primarily in our healthcare vertical market, also declined driven by the impact of the Pandemic. The revenue increase in Europe was primarily due to strong demand for the Company’s services in the European markets we serve, and the acquisition of StarDust on March 3, 2020, which at the time of acquisition had estimated annual revenue of approximately $6 million. Reimbursable expenses billed to clients and included in revenue totaled $1.9 million and $2.6 million in 2020 and 2019, respectively.

On a consolidated basis, IT solutions revenue decreased $3.0 million or 2.1% in 2020 as compared with 2019. The decrease is primarily due to a decrease in IT solutions services in North America in our healthcare vertical market. In our European operations, IT solutions revenue remained strong and was complemented by the acquisition of StarDust, a company that provides crowd testing and quality assurance services in France and Canada. As a percentage of consolidated revenue, IT solutions revenue increased 2.0% to 37.8% of total revenue.

Also on a consolidated basis, IT and other staffing revenue decreased $25.1 million or 9.9% during 2020 as compared with 2019. The IT staffing revenue decrease was again primarily due to a significant decrease in demand resulting from the Pandemic. Additionally, given the Company’s strategic focus on becoming a digital solutions company, starting in the second half of 2019 the Company critically evaluated each significant staffing engagement as it came up for renewal to determine if the Company would continue to provide those services to its client. These decisions are based on, among other factors, critically evaluating the work performed, the availability of the resources, the client, the long-term opportunities for the services provided at the client, and the revenue and profit associated with the engagement. The Company made a decision to disengage from several small engagements and a large staffing engagement late in 2019. While these decisions negatively affected revenue during 2020, the Company believes the reallocation of resources away from these engagements to other higher margin, IT solutions services will positively impact the Company’s operations in the long-term, and aid in the execution of the strategy to become a digital transformation solution provider.

Following the acquisition of CTG France (formerly Soft Company) in 2018, which relies heavily on billable subcontractors (non-employees), the Company revised how it defines and calculates headcount in order to report all billable consultants, including both employees and subcontractors. Accordingly, the Company’s total headcount was approximately 3,900 at December 31, 2020, which was a 1.3% decrease from approximately 3,950 at December 31, 2019.  Approximately 91% of this headcount is for technical resources and 9% for support positions.

The increase in revenue in the Company’s European operations in 2020 as compared with 2019 was in part due to the strength relative to the U.S. dollar of the currencies in Belgium, Luxembourg, France, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg, and France, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In 2020 as compared with 2019, the average value of the Euro increased 2.0%, and the average value of the British Pound increased 0.5%. A significant portion of the Company's revenue from its European operations is recorded in Belgium, Luxembourg, and France. Had there been no change in these exchange rates from 2019 to 2020, total European revenue would have been approximately $3.0 million lower, or $158.8 million as compared with the $161.8 million reported. When considering the year-over-year change in revenue in constant currencies, revenue from our European operations increased 5.1%. Operating income was positively impacted by $0.1 million in 2020 as compared with 2019 given the increase in the exchange rates year-over-year.

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

International Business Machines Corporation (IBM) was CTG’s largest client and accounted for $77.5 million or 21.2% and $84.9 million or 21.5% of the Company’s consolidated revenue in 2020 and 2019, respectively. The National Technical Services Agreement with IBM was renewed and now expires on October 27, 2023. As part of the National Technical Services Agreement, the Company provides its services as a predominant supplier primarily to IBM’s Integrated Technology Services and the Systems and Technology Group business units. This agreement accounted for approximately 66% of all of the services provided to IBM by the Company in 2020. The Company’s accounts receivable from IBM at December 31, 2020 and 2019 totaled $11.3 million and $23.0 million, respectively.

We expect to continue to derive a significant portion of our revenue from IBM in future years; however, a significant decline or the loss of the revenue from this client would have a significant negative effect on our operating results. No other client accounted for more than 10% of the Company’s revenue in 2020 or 2019.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 79.0% and 80.9% of consolidated revenue in 2020 and 2019, respectively. In 2020, direct costs as a percentage of revenue fell as the Company’s strategy to focus on selling IT solutions, which has lower direct costs as a percentage of revenue, had an increasing impact on the Company’s overall financial results as the percentage of solutions revenue grew. Additionally, the decision to disengage from a large, low margin staffing engagement, as well as other smaller engagements late in 2019, had a modest impact on the year’s direct cost percentage.

Selling, general and administrative (SG&A) expenses were 18.5% of revenue in 2020 as compared with 17.3% of revenue in 2019. The increase in SG&A expenses as a percentage of revenue in 2020 as compared with 2019 is primarily due to the loss of operating leverage from lower revenue, and the continued investment in business development, solutions, recruiting and marketing that support IT solutions services in order to focus on the Company’s long-term growth.

Operating income was 2.5% of revenue in 2020 as compared with 1.8% of revenue in 2019. Operating income from the North American operations was $0.6 million in 2020 after allocations of $1.8 million to foreign operations, compared with operating income of $2.3 million in 2019 after allocations of $1.6 million. Operating income from our European operations was $8.5 million in 2020 after allocations of $1.8 million from our North American operations, compared with $4.6 million in 2019 after allocations of $1.6 million.

Other income (expense) was 0.4% of revenue in 2020 and (0.2)% of revenue in 2019. In 2020, the Company recorded non-taxable life insurance gains of approximately $1.0 million as two of its former executives passed away, and gains of approximately $0.8 million from the sale of a building.

The Company’s effective tax rate (ETR) is calculated based upon the full year's operating results and various tax related items. The ETR in 2020 was 28.3%, while the 2019 ETR was 34.4%. The ETR in 2020 was impacted by a number of items, including non-taxable life insurance gains, a one-time tax benefit of approximately $0.08 per share for a change in tax legislation, offset by higher effective tax rates in the Company’s European operations where the Company generated most of its income in 2020.

Net income for 2020 was 2.1% of revenue or $0.53 per diluted share, compared with 1.0% of revenue or $0.29 per diluted share in 2019. Diluted earnings per share were calculated using 14.4 million weighted-average equivalent shares outstanding in 2020 and 14.0 million in 2019.

2019 as compared with 2018

The Company recorded revenue in 2019 and 2018 as follows:

Year Ended December 31,	% of total	2019	% of total	2018	Year-Over- Year Change
(dollars in thousands)
North America	61.5%	$242,218	64.9%	$232,695	4.1%
Europe	38.5%	151,952	35.1%	126,074	20.5%
Total	100.0%	$394,170	100.0%	$358,769	9.9%

The revenue increase in North America in 2019 as compared with 2018 was primarily due to a significant increase in demand for the Company's IT solutions business, primarily in our healthcare vertical market, and a modest increase in demand for our IT and other staffing business, primarily in our technology services provider vertical market. The revenue increase in Europe is primarily due to strong demand for the Company’s services in the European markets we serve, and the acquisition of Tech-IT on February 6, 2019, which at the time of acquisition had estimated annual revenue of approximately $20 million. Reimbursable expenses billed to clients and included in revenue totaled $2.6 million and $3.2 million in 2019 and 2018, respectively.

On a consolidated basis, IT solutions revenue increased $28.2 million or 24.9% in 2019 as compared with 2018. The increase was primarily due to an increase in IT solutions services in both North America and Europe and the addition of Tech-IT, which conducts its operations in Luxembourg. In North America, we continue to shift our focus to IT solutions services, as the profit on those engagements is significantly higher than the profit on our IT staffing services. In our European operations, greater than 50% of the services we provide to clients are IT solutions, and those operations have consistently grown organically at a rate that far exceeds the growth rate for IT services of 3-5% in the markets in which we conduct business. The acquisition of Tech-IT expanded our IT solutions services by adding software and hardware services, including consulting, infrastructure and software design and development, infrastructure integration, project management, and training.

Also on a consolidated basis, IT and other staffing revenue increased $7.2 million or 2.9% during 2019 as compared with 2018. The IT staffing revenue increase was primarily due to growth in IT staffing in North America with our largest client, IBM.

Additionally, given the Company’s strategic focus on becoming a more solutions-centric company, a decision was made, starting in the second half of 2019, to critically evaluate each significant staffing engagement as it comes up for renewal to determine if the Company wants to continue to provide those services to its client. Those decisions are based on, among other factors, critically evaluating the work performed, the availability of the resources, the client, the long-term opportunities for the service provided at the client, and the revenue and profit associated with the engagement. Accordingly, the Company made a decision to disengage from several small engagements and a large staffing engagement late in 2019. While these decisions negatively affected revenue during 2020, the Company believes the reallocation of resources away from these engagements to other higher margin, IT solutions services will positively impact the Company in the long-term, and aid in the transformation to a more solutions-centric IT services provider.

Following the acquisition of CTG France (Soft Company) in 2018, which relies heavily on billable subcontractors (non-employees), we revised how we define and calculate headcount in order to report all billable consultants, including both employees and subcontractors. Accordingly, the Company’s billable consultants were approximately 3,950 at December 31, 2019, which was a 4.8% decrease from approximately 4,150 billable consultants at December 31, 2018.  Approximately 91% of this headcount was for technical resources and 9% for support positions. The decrease in headcount year-over-year was due to disengaging from several IT staffing projects late in 2019.

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

The Company continues to assess the potential impact, if any, that the United Kingdom’s exit from the European Union will have its operations. As the total revenue generated by our British subsidiary is immaterial when compared with the Company’s total consolidated revenue, we do not expect the impact of the pending exit to have a material impact on the Company’s operations, and we have not experienced any material impact to date.

International Business Machines Corporation (IBM) was CTG’s largest client and accounted for $84.9 million or 21.5% and $80.6 million or 22.5% of the Company’s consolidated revenue in 2019 and 2018, respectively. At December 31, 2019, the National Technical Services Agreement with IBM was extended for four months to May 1, 2020. The contract extension was later signed in 2020, and now expires in October 2023. As part of the National Technical Services Agreement, the Company provides its services as a predominant supplier primarily to IBM’s Integrated Technology Services and the Systems and Technology Group business units. This agreement accounted for approximately 70% of all of the services provided to IBM by the Company in 2019. The Company’s accounts receivable from IBM at December 31, 2019 and 2018 totaled $23.0 million and $22.1 million, respectively. No other client accounted for more than 10% of the Company’s revenue in 2019 or 2018.

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

Selling, general and administrative (SG&A) expenses were 17.3% of revenue in 2019 as compared with 18.5% of revenue in 2018. The decrease in SG&A expenses as a percentage of revenue in 2019 as compared with 2018 was primarily due to a concerted effort to reduce certain support costs while continuing to invest in sales and other resources that support IT solutions services in order to focus on the Company’s long-term growth. Additionally, SG&A in 2019 included acquisition-related costs of $2.3 million, primarily the amortization of intangible assets resulting from our recent acquisitions. SG&A in 2018 includes acquisition-related costs totaling $2.0 million, and $0.7 million in severance.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s significant accounting policies are included in Note 1 to the consolidated financial statements contained in this annual report on Form 10-K under Item 8, “Financial Statements and Supplementary Data.” These policies, along with the underlying assumptions and judgments made by the Company’s management in their application, have a significant impact on the Company’s consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s critical accounting policies are related to the valuation allowance for deferred income taxes, and the valuation of goodwill.

Income Taxes—Valuation Allowances on Deferred Tax Assets

At December 31, 2020, the Company had a total of approximately $0.4 million of deferred tax assets, and approximately $2.2 million of deferred tax liabilities recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards, and state taxes. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in the differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At December 31, 2020, the Company had deferred tax assets recorded resulting from net operating losses in previous years totaling approximately $0.4 million. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at December 31, 2020, the Company had offset a portion of these assets with a valuation allowance totaling approximately $0.2 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.2 million.

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that all or some portion of the deferred tax assets will be realized, or that a valuation allowance is required. Management considers all available evidence, both positive and negative, in assessing realizability of its deferred tax assets. A key component of this assessment is management’s critical evaluation of current and future impacts of business and economic factors on the Company’s ability to generate future taxable income. Factors that may affect the Company’s ability to generate taxable income include, but are not limited to increased competition, a decline in revenue or margins, a loss of market share, the availability of qualified professional staff, and a decrease in demand for the Company’s services. The Company had a total of $5.2 million of deferred tax assets in its North American operations that were fully offset by a valuation allowance at December 31, 2020.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in 2020 would have increased or decreased net income by approximately $107,000, or less than $0.01 per diluted share.

Goodwill Valuation

As of December 31, 2020, goodwill recorded on the Company's consolidated balance sheet totaled $21.3 million, which relates to the acquisitions completed by the Company in 2018, 2019, and 2020. The acquisition of Soft Company in 2018 and StarDust in 2020 are in the France reporting unit, while the 2019 acquisition of Tech-IT is in the Luxembourg reporting unit. In connection with our annual goodwill impairment test, we make various assumptions to determine the estimated fair value of the reporting units to which the goodwill relates. We perform the annual impairment review in the fourth quarter of each year.

The goodwill impairment test is performed at least annually, unless indicators of an impairment exist in interim periods. The Company compared the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

As of October 2020 fiscal month-end, we performed our annual goodwill impairment test in conjunction with an external consultant and estimated the fair value of our reporting units based on a combination of the income (estimates of future discounted cash flows) and the market approach (market multiples for similar companies). The income approach uses a discounted cash flow (DCF) method that utilizes the present value of cash flows to estimate fair value of the reporting unit. The future cash flows for the reporting units were projected based upon on our estimates of future revenue, operating income and other factors such as working capital and capital expenditures. As part of our projections, we took into account expected industry and market conditions for the industries in which the reporting units operate, as well as trends currently impacting the reporting units. The market approach utilizes multiples of earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of the reporting unit. The market multiples used for our reporting units were based on competitor industry data, along with the market multiples for the Company and other factors.

As part of our DCF analysis, we projected revenue and operating profits, and assumed a long-term revenue growth rates in the “terminal year” for both of the reporting units. We also utilized a weighted-average cost of capital (WACC) of 16.0% for the France reporting unit and 15.0% for the Luxembourg reporting unit. The carrying value as of October 2020 was approximately $17.6 million and $13.2 million for the France and Luxembourg reporting units, respectively.

Finally, we compared our estimates of fair value to the consolidated Company’s October 2020 month-end total public market capitalization, which included factoring in the business operations that do not have goodwill, and assessed implied control premiums. Based on the results of this analysis, we concluded that the estimated fair value determined under our approach for the annual goodwill impairment test for our France and Luxembourg reporting units was reasonable.

We concluded that the goodwill assigned to the France and Luxembourg reporting units as of October 2020 were not impaired. However, the estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on current available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events. In the event the business significantly under achieves its goals for revenue and profit growth in the future, the carrying value for this business unit may not be supportable using a discounted cash flow projection, and an impairment charge may exist.

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

Financial Condition and Liquidity

Cash provided by (used in) operating activities was $30.7 million, $8.5 million, and $(0.3) million in 2020, 2019, and 2018, respectively. In 2020, net income was $7.6 million, while other non-cash adjustments, primarily consisting of depreciation and amortization expense, equity-based compensation, deferred income taxes, non-taxable life insurance gains, a gain from a sale of a building, impairment of capitalized software, and deferred compensation totaled $4.4 million. In 2019 and 2018, net income (loss) was $4.1 million and $(2.8) million, respectively, while the corresponding non-cash adjustments netted to $4.3 million and $6.3 million, respectively.

Accounts receivable balances decreased $17.0 million in 2020 as compared with 2019, increased $3.6 million in 2019 as compared with 2018, and increased $8.7 million in 2018 as compared with 2017. The decrease in the accounts receivable balance in 2020 resulted from a decrease in the Company’s days sales outstanding (DSO) as compared with 2019. DSO is calculated by dividing accounts receivable obtained from the consolidated balance sheet by average daily revenue for the fourth quarter of the respective year. DSO was 74 days at December 31, 2020 as compared with 85 days December 31, 2019. The decrease in DSO was primarily driven by the Company entering into an arrangement with its largest customer to factor outstanding receivables, which decreases the time of payment from 90 days to as little as 15 days based upon the Company’s direction. DSO was 85 days at December 31, 2019 as compared with DSO at December 31, 2018 of 82 days.

The cash surrender value of life insurance policies decreased $0.7 million in 2020, decreased $1.0 million in 2019, and increased $1.4 million in 2018. The increase or decrease in each of the years was due to normal appreciation of the existing cash surrender value of the outstanding policies at each respective point in time, which in turn was reduced by the benefits paid upon the death of former executives in 2020 (two) and 2018 (one). Accounts payable decreased $0.6 million in 2020, increased $3.9 million in 2019, and increased less than 0.1 million in 2018. The decrease in 2020 was primarily due to the timing of certain payments near year-end, while the increase in 2019 was primarily due to the growth in the size of the Company and the timing of payments made near year-end. Accrued compensation decreased $3.1 million in 2020 primarily due to the US operations reducing its payroll lag from two weeks in 2019 to one week in 2020, and increased $2.2 million in 2019 primarily due to significant growth in the Company’s operations and higher incentives for 2019 paid early in 2020. Accrued compensation increased $2.6 million in 2018 primarily due to significant growth in the Company’s operations and headcount. Income taxes receivable increased by $1.3 million in 2020 due to a change in tax legislation which created a one-time benefit of approximately $1.1 million, and increased $0.2 million in 2019 due to refunds received from the federal government and higher taxable income. Income taxes receivable decreased $0.5 million in 2018 due to refunds received from the federal government. Deferred payroll taxes increased $6.7 million in 2020. The increase was due to the Company’s participation in a U.S. government program that allows companies under the CARES ACT to defer the payment of the employer portion of payroll taxes until 2021 and 2022. Advance billings increased $1.3 million in 2020, decreased $2.8 million in 2019, and increased $0.2 million in 2018. The change in advance billings in any given period is determined by the nature and type of existing projects, and the advance payments, if any, associated with those projects.

Investing activities used $5.0 million, $11.5 million, and $12.6 million of cash in 2020, 2019, and 2018, respectively. Cash paid for the acquisition of StarDust, net of cash acquired, was approximately $4.3 million. In 2019, net cash paid for the acquisition of Tech-IT totaled $8.5 million, while in 2018, cash paid for the acquisition of Soft Company was $13.8 million. The Company also used cash for additions to property, equipment and capitalized software of $2.9 million in 2020, $2.4 million in 2019, and $2.2 million in 2018. The Company expects the amount to be spent in 2021 on additions to property, equipment and capitalized software to be similar to the amount spent in 2020. The Company has no material commitments for future capital expenditures. The Company received approximately $1.8 million of proceeds from the sale of its corporate administrative building in the first quarter of 2018. As the carrying value of the building was $1.6 million, the Company recorded a gain of $0.1 million after applicable fees. During the 2020 second quarter, the Company sold its remaining owned real estate for $2.5 million. As the book value of the building was approximately $1.6 million, the Company recorded a gain of approximately $0.8 million, after fees. The Company paid premiums for life insurance totaling $0.6 million in both 2020 and 2019, and $0.7 million for life insurance in 2018. The Company received a total of $0.4 million of proceeds from life insurance policies on former executives in the 2020. Net cash received from the Company's deferred compensation plans was less than $0.1 million in 2020, and $0.2 million in 2019 and 2018.

Financing activities provided (used) $(5.7) million, $1.8 million, and $14.6 million of cash in 2020, 2019, and 2018, respectively. Net cash received (paid) under the Company’s revolving credit agreement was $(5.3) million in 2020, $1.7 million in 2019, and $(0.8) million in 2018. Payments made to taxing authorities that represent the value of shares withheld for taxes in employee equity-based compensation transactions totaled $0.2 million in both 2020 and 2019, and $0.3 million in 2018. Cash overdrafts relate to the amount of outstanding checks at a point in time, and netted to $(0.4) million, less than $0.1 million, and $(0.5) million in the 2020, 2019, and 2018 periods, respectively. In 2018, the Company borrowed $29.3 million against the cash surrender value of its life insurance policies, primarily to return capital to shareholders through the “Dutch Auction” tender offer, fund the acquisition of Soft Company, and for general working capital purposes. The Company also used $14.9 million to purchase 1,767,000 shares for treasury under its buyback program in the 2018 period, including 1,530,990 shares purchased under the “Dutch Auction” tender offer in the 2018 second quarter. As of December 31, 2020, $7.7 million was available under the Company's authorization to purchase shares in future periods. The Company recorded $0.0 million, $0.1 million, and $1.8 million during 2020, 2019, and 2018, respectively, from the proceeds from stock option exercises.

No dividends were paid in 2020, 2019, or 2018.

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

There was $0.0 million, $5.3 million, and $3.6 million outstanding under the Company’s lines of credit at December 31, 2020, 2019, and 2018, respectively. The Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

The maximum amount outstanding under its credit agreements in 2020, 2019, and 2018 was $12.0 million, $22.3 million, and $12.8 million, respectively. The average amounts outstanding during 2020, 2019, and 2018 were $6.4 million, $10.4 million, and $4.1 million, respectively, and carried weighted-average interest rates of 1.9%, 2.8%, and 3.4%, respectively. Total commitment fees incurred in 2020 totaled $0.2 million, and $0.3 million in both 2019 and 2018, while interest paid in 2020 totaled $0.2 million, $0.4 million in 2019, and $0.2 million in 2018.

Under the Credit and Security Agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at December 31, 2020, included a fixed charge coverage ratio, which must be less than 1.10 to 1.00, consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted for equity-based compensation and severance expense, must be no less than $5.0 million for the trailing twelve months, and capital expenditures for property, plant, equipment, and capitalized software must be no more than $5.0 million in any annual period. The fixed charge coverage ratio is only tested if availability on a measurement date is less than approximately $5.6 million. Actual borrowings by CTG under the Credit and Security Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves. Total availability as of December 31, 2020 was approximately $21.2 million.  The Company was in compliance with these covenants at December 31, 2020 as EBITDA, as defined above, was $15.4 million and capital expenditures for property, equipment and capitalized software were $2.0 million in 2020.  The Company was also in compliance with its covenants at December 31, 2019 and December 31, 2018.

Of the total cash and cash equivalents reported on the consolidated balance sheet at December 31, 2020 of $32.9 million, approximately $26.3 million is held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and has no intention of doing so in the foreseeable future as the funds are generally required to meet the working capital needs of its foreign operations.

At December 31, 2020, the Company believes existing internally available funds, cash potentially generated from future operations, and funds potentially available under the Company's revolving line of credit (subject to collateral limits) totaling $20.0 million, will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, pay a dividend (if any), fund acquisitions, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in 2020, 2019, and 2018 other than guarantees in our European operations which support office leases and performance under government contracts. These guarantees totaled approximately $3.2 million at December 31, 2020. Also, the Company has purchase obligations in 2021, 2022, and 2023 for certain software, recruiting and other services totaling $2.5 million.

Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in this report.

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

In January 2017, the FASB issued ASU 2017-04,”Simplifying the Test for Goodwill Impairment”, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. This guidance is effective for reporting periods beginning after December 15, 2019; however, early adoption is permitted. The Company adopted the new standard on January 1, 2020 for the year ending December 31, 2020 on a prospective basis and the adoption did not have a material impact on the Company’s operations.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which helps entities evaluate the accounting for fees paid in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. This guidance is effective for fiscal years beginning after December 15, 2019; however, early adoption is permitted. The Company adopted the new standard on January 1, 2020 for the year ending December 31, 2020 on a prospective basis and the adoption did not have a material impact on the Company’s operations.

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)". The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures, and adding disclosure requirements identified as relevant. The new ASU is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. The Company adopted this new standard retrospectively for the year ending December 31, 2020, and the adoption did not have a material impact on its consolidated financial statements and associated disclosures.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” Among other clarifications and simplifications related to income tax accounting, the new standard simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently reviewing the provisions of this new pronouncement, but does not expect adoption of this guidance to have a material impact on its consolidated financial statements.

Contractual Obligations

The Company intends to satisfy its contractual obligations from operating cash flows, and, if necessary, from draws on its demand credit line. A summary of the Company’s contractual obligations at December 31, 2020 is as follows:

		Payments Due by Period
(in millions)		Total	Less than 1 year	Years 2-3	Years 4-5	More than 5 years
Long-term debt	A	$—	$—	$—	$—	$—
Operating lease obligations	B	23.1	6.5	8.7	3.8	4.1
Purchase obligations	C	2.5	1.6	0.9	—	—
Deferred compensation benefits (U.S.)	D	3.9	0.5	1.0	0.8	1.6
Deferred compensation benefits (Netherlands)	E	3.7	0.3	0.6	0.7	2.1
Deferred compensation benefits (Belgium)	F	2.5	0.1	0.2	0.9	1.3
Deferred compensation benefits (France)	G	0.1	—	—	—	0.1
Other long-term liabilities	H	0.1	—	0.1	—	—
Contingent consideration (StarDust)	I	0.5	0.4	0.1	—	—
Total		$36.4	$9.4	$11.6	$6.2	$9.2

A

On December 21, 2017, the Company entered into the Credit and Security Agreement which provides for a three-year revolving credit facility in an aggregate principal amount of $45.0 million. The agreement was amended on December 23, 2019 for three years and now expires in December 2022. The Company uses this Credit and Security Agreement to fund its working capital obligations as needed, primarily funding the U.S. bi-weekly payroll. There were no borrowings outstanding under the Credit and Security Agreement as of December 31, 2020.

B

Operating lease obligations relate to the rental of office space, office equipment, and automobiles leased by the Company. Total rental expense under operating leases in 2020, 2019, and 2018 was approximately $6.4 million, $6.8 million, and $6.6 million, respectively.

C

The Company’s purchase obligations in 2021, 2022 and 2023 total approximately $2.5 million, including $1.1 million for software maintenance, support and related fees, $0.3 million for telecommunications, $0.3 million for recruiting services, $0.3 million for professional organization memberships, and $0.5 million for computer-based training courses.

D

The Company is committed to the Executive Supplemental Benefit Plan (ESBP) in the U.S. that provides certain former key executives with deferred compensation benefits. The ESBP was amended as of November 30, 1994 to freeze benefits for participants at that time. At December 31, 2020, 14 individuals were receiving benefits under this plan. The ESBP is deemed to be unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities.

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
I

The Company has a contingent consideration liability related to an earn-out provision of which a portion will be payable in each period subject to the achievement by StarDust of certain consolidated direct profit targets for fiscal years 2020 and 2021. The Company expects to pay $0.4 million related to the achievement of these targets for fiscal year 2020 and $0.1 million related to fiscal year 2021.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations.

During 2020, revenue was impacted by the year-over-year foreign currency exchange rate changes of Belgium, Luxembourg, France, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg, and France, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. Had there been no change in these exchange rates from 2019 to 2020, total European revenue would have been approximately $3.0 million lower in 2020, or $158.8 million as compared with the $161.8 million reported. Operating income in the Company’s European operations would have been $0.1 million lower if there had been no change in foreign currency exchange rates year-over-year.

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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Computer Task Group, Incorporated (a New York corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 12, 2021 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill impairment assessment

The Company’s consolidated goodwill balance was $21.3 million as of December 31, 2020.  As described in Note 1 to the consolidated financial statements, the Company evaluates goodwill impairment for each reporting unit every fourth quarter, or on an interim basis if an indicator of impairment is present. If management determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then quantitative impairment testing is performed utilizing a combination of the income and market approach. If the book value of a reporting unit is greater than its fair value, an impairment loss is recorded for the excess. The fair value of a reporting unit is judgmental and requires assumptions and estimates of many critical factors such as forecasted revenue, operating income margins, long-term discount rate, and estimated valuation multiples.  We identified the estimation of the fair value of each reporting unit included in the Company’s annual goodwill impairment assessment as a critical audit matter.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are (1) there was significant judgment and estimation by management when developing the fair value measurement of the reporting units and (2) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s cash flow projections and significant assumptions for certain of the reporting units, including forecasted revenue, operating income margins, long-term discount rate and estimated valuation multiples to other public companies.

Our audit procedures related to the goodwill impairment analysis of certain reporting units included the following, among others. We tested the design and operating effectiveness of key controls over the Company's goodwill impairment assessment process including controls over the development and review of significant assumptions used in the determination of the fair value of each reporting unit. We tested the significant assumptions discussed above by assessing the reasonableness of management’s forecasts compared to current results and forecasted industry trends. We performed sensitivity analyses of certain assumptions to evaluate changes in the fair value that would result from changes in the assumptions. With the assistance of our valuation specialists, we evaluated the selection of the long-term discount rate and perpetual growth rate, including testing the underlying source information and the mathematical accuracy of the calculations by developing a range of independent estimates and comparing those to the rates selected by management. We also involved our valuation specialists to evaluate the market approach, including evaluating the reasonableness of estimated valuation multiples.

Assessment of realizability of deferred tax assets

As disclosed in Note 5 to the consolidated financial statements, the Company records a deferred tax valuation allowance based on the assessment of the realizability of the Company’s deferred tax assets. For the year ended December 31, 2020, the Company had U.S. deferred tax assets before valuation allowances of $5.2 million. We identified the assessment of the realizability of the Company’s U.S. deferred tax assets as a critical audit matter.

The principal consideration for our determination that the assessment of the realizability of deferred tax assets is a critical audit matter is the significant judgment and estimation by management in determining whether sufficient future taxable income, including projected pre-tax income, will be generated to support the realization of the existing U.S. deferred tax assets.

Our audit procedures related to the assessment of realizability of U.S. deferred tax assets included the following, among others. We tested the design and operating effectiveness of key controls related to the realizability of U.S. deferred tax assets, including controls over management’s projection of pre-tax income. We evaluated the assumptions used by the Company to develop projections of future taxable income, including the pre-tax income by jurisdiction and tested the completeness and accuracy of the underlying data used in the projections. We compared the projections of pre-tax income with the actual results of prior periods, as well as management’s consideration of current industry and economic trends, including the impact of COVID-19. We compared the projections of future pre-tax income with other forecasted financial information prepared by the Company. We also performed a sensitivity analysis of future taxable income to evaluate the recoverability of deferred tax assets resulting from changes in assumptions.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

March 12, 2021

We have served as the Company’s auditor since 2019.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Computer Task Group, Incorporated:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity of Computer Task Group, Incorporated and subsidiaries (the Company) for the year ended December 31, 2018, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Rochester, New York
March 15, 2019

Consolidated Statements of Operations

Year Ended December 31,	2020	2019	2018
(amounts in thousands, except per-share data)
Revenue	$366,091	$394,170	$358,769
Direct costs	289,133	319,135	290,282
Selling, general and administrative expenses	67,828	68,123	66,407
Operating income	9,130	6,912	2,080
Interest and other income	506	311	223
Gain on sale of building	824	—	—
Non-taxable life insurance gain	987	—	807
Interest and other expense	786	934	841
Income before income taxes	10,661	6,289	2,269
Provision for income taxes	3,022	2,164	5,086
Net income (loss)	$7,639	$4,125	$(2,817)
Net income (loss) per share:
Basic	$0.56	$0.31	$(0.20)
Diluted	$0.53	$0.29	$(0.20)
Weighted average shares outstanding:
Basic	13,621	13,450	13,805
Diluted	14,427	13,997	13,805

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

Year Ended December 31,	2020	2019	2018
(amounts in thousands)
Net income (loss)	$7,639	$4,125	$(2,817)

Foreign currency translation adjustment, net of taxes	5,461	(1,084)	(2,059)
Implementation of accounting standards	—	—	(263)
Change in pension loss, net of taxes of $455, $265, and $0, in 2020, 2019 and 2018, respectively	(2,286)	(2,847)	1,387
Other comprehensive income (loss)	3,175	(3,931)	(935)

Comprehensive income (loss)	$10,814	$194	$(3,752)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

December 31,	2020	2019
(amounts in thousands, except share balances)
Assets
Current Assets:
Cash and cash equivalents	$32,865	$10,781
Accounts receivable, net of allowances of $561 and $84 in 2020 and 2019, respectively	76,892	88,772
Prepaid and other current assets	2,207	2,064
Income taxes receivable	1,174	231
Total current assets	113,138	101,848
Property, equipment and capitalized software, net	5,515	6,379
Operating lease right-of-use assets	22,116	21,253
Deferred income taxes	393	453
Acquired intangibles, net	9,097	8,439
Goodwill	21,275	16,681
Cash surrender value of life insurance	3,587	3,133
Other assets	924	328
Investments	208	192
Total assets	$176,253	$158,706
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$18,784	$18,612
Accrued compensation	21,968	23,538
Advance billings on contracts	3,102	1,704
Short-term operating lease liabilities	6,427	5,904
Short-term deferred payroll taxes	3,329	—
Other current liabilities	7,535	7,096
Total current liabilities	61,145	56,854
Long-term debt	—	5,290
Deferred compensation benefits	14,420	12,346
Long-term operating lease liabilities	15,564	15,349
Deferred payroll taxes	3,329	—
Deferred income taxes	2,174	2,101
Other long-term liabilities	113	530
Total liabilities	96,745	92,470
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in both periods	270	270
Capital in excess of par value	109,407	112,096
Retained earnings	94,312	86,673
Less: Treasury stock of 11,841,960 and 12,311,010 shares at cost, at December 31, 2020 and 2019, respectively	(109,114)	(114,261)
Accumulated other comprehensive loss	(15,367)	(18,542)
Total shareholders’ equity	79,508	66,236
Total liabilities and shareholders’ equity	$176,253	$158,706

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

Year Ended December 31,	2020	2019	2018
(amounts in thousands)
Cash flow from operating activities:
Net income (loss)	$7,639	$4,125	$(2,817)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,309	3,268	2,537
Equity-based compensation expense	2,483	1,748	2,353
Deferred income taxes	(370)	(294)	3,070
Deferred compensation benefits	(108)	(427)	(729)
Gain on the sale of property and equipment	(799)	—	(108)
Impairment of capitalized software	855	—	—
Non-taxable life insurance gain	(987)	—	(807)
Changes in assets and liabilities that provide (use) cash, excluding the effects of acquisitions:
Accounts receivable	16,961	(3,627)	(8,724)
Prepaid and other current assets	(65)	952	174
Other long-term assets	(596)	84	847
Cash surrender value of life insurance	749	961	(1,406)
Accounts payable	(577)	3,864	30
Accrued compensation	(3,081)	2,203	2,580
Income taxes payable / receivable	(1,304)	(186)	497
Deferred payroll taxes	6,658	—	—
Advance billings on contracts	1,267	(2,830)	210
Other current liabilities	(818)	(1,061)	2,508
Other long-term liabilities	(478)	(250)	(518)
Net cash provided by (used in) operating activities	30,738	8,530	(303)
Cash flow from investing activities:
Cash paid for acquisitions, net of cash received	(4,324)	(8,461)	(13,782)
Additions to property and equipment	(1,780)	(1,773)	(2,011)
Additions to capitalized software	(1,105)	(669)	(234)
Proceeds from the sale of property and equipment	2,442	—	1,724
Premiums paid for life insurance	(616)	(618)	(702)
Proceeds from life insurance	400	—	2,151
Deferred compensation plan investments, net	—	—	209
Net cash used in investing activities	(4,983)	(11,521)	(12,645)
Cash flow from financing activities:
Proceeds from long-term debt	40,845	170,920	134,386
Payments on long-term debt	(46,135)	(169,270)	(135,181)
Proceeds from stock option plan exercises	—	91	1,848
Proceeds from life insurance loans	—	—	29,268
Taxes remitted for shares withheld from equity-based compensation transactions	(168)	(172)	(329)
Proceeds from Employee Stock Purchase Plan	143	147	93
Change in cash overdraft, net	(370)	78	(528)
Purchase of stock for treasury	—	—	(14,945)
Net cash provided by (used in) financing activities	(5,685)	1,794	14,612
Effect of exchange rates on cash and cash equivalents	2,014	(453)	(403)
Net increase (decrease) in cash and cash equivalents	22,084	(1,650)	1,261
Cash and cash equivalents at beginning of year	10,781	12,431	11,170
Cash and cash equivalents at end of year	$32,865	$10,781	$12,431

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of December 31, 2017	27,018	$270	$120,247	$85,029	11,754	$(113,246)	$(13,676)	$78,624
Implementation of Accounting Standards	—	—	—	336	—	—	(263)	73
Employee Stock Purchase Plan share issuance	—	—	(109)	—	(21)	202	—	93
Stock Option Plan share issuance, net	—	—	(1,589)	—	(366)	3,438	—	1,849
Restricted stock plan share issuance/forfeiture	—	—	(4,475)	—	(229)	2,626	—	(1,849)
Deferred compensation plan share issuance	—	—	—	—	(159)	1,519	—	1,519
Purchase of stock	—	—	—	—	1,767	(14,945)	—	(14,945)
Equity-based compensation	—	—	2,353	—	—	—	—	2,353
Net loss	—	—	—	(2,817)	—	—	—	(2,817)
Foreign currency adjustment	—	—	—	—	—	—	(2,059)	(2,059)
Pension loss adjustment, net of tax	—	—	—	—	—	—	1,387	1,387
Balances as of December 31, 2018	27,018	$270	$116,427	$82,548	12,746	$(120,406)	$(14,611)	$64,228
Employee Stock Purchase Plan share issuance	—	—	(152)	—	(32)	299	—	147
Stock Option Plan share issuance, net	—	—	(663)	—	(45)	754	—	91
Restricted stock plan share issuance/forfeiture	—	—	(3,230)	—	(143)	3,058	—	(172)
Deferred compensation plan share issuance	—	—	(2,034)	—	(215)	2,034	—	—
Equity-based compensation	—	—	1,748	—	—	—	—	1,748
Net income	—	—	—	4,125	—	—	—	4,125
Foreign currency adjustment	—	—	—	—	—	—	(1,084)	(1,084)
Pension loss adjustment, net of tax	—	—	—	—	—	—	(2,847)	(2,847)
Balances as of December 31, 2019	27,018	$270	$112,096	$86,673	12,311	$(114,261)	$(18,542)	$66,236

(continued on next page)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of December 31, 2019	27,018	$270	$112,096	$86,673	12,311	$(114,261)	$(18,542)	$66,236
Employee Stock Purchase Plan share issuance	—	—	(128)	—	(29)	271	—	143
Stock Option Plan share issuance, net	—	—	(193)	—	(6)	193	—	—
Restricted stock plan share issuance/forfeiture	—	—	(4,851)	—	(434)	4,683	—	(168)
Equity-based compensation	—	—	2,483	—	—	—	—	2,483
Net income	—	—	—	7,639	—	—	—	7,639
Foreign currency adjustment	—	—	—	—	—	—	5,461	5,461
Pension loss adjustment, net of tax	—	—	—	—	—	—	(2,286)	(2,286)
Balances as of December 31, 2020	27,018	$270	$109,407	$94,312	11,842	$(109,114)	$(15,367)	$79,508

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Computer Task Group, Incorporated, and its subsidiaries (the “Company” or “CTG”), located primarily in North and South America, Western Europe, and India. There are no unconsolidated entities, or off-balance sheet arrangements other than certain guarantees supporting office leases and the performance under government contracts in the Company's European operations, and purchase obligations for certain software, recruiting and other services. All inter-company accounts have been eliminated. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Such estimates primarily relate to the valuation allowances for deferred tax assets, actuarial assumptions including discount rates and expected rates of return, as applicable, for the Company’s defined benefit plans, the allowance for doubtful accounts receivable, assumptions underlying stock option valuation, investment valuation, estimates of progress toward completion and direct profit or loss on contracts, acquisition and related accounting, legal matters, and other contingencies. The current economic environments in the United States, Canada, Colombia, Western Europe, and India where the Company has operations have increased the degree of uncertainty inherent in these estimates and assumptions. Actual results could differ from those estimates.

The Company operates in one industry segment, providing information and technology-related services to its clients. These services include information and technology-related solutions, including supplemental staffing as a solution. CTG provides these services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical client is an organization with large, complex information and data processing requirements. The Company provides a majority of its services in five vertical market focus areas: technology service providers, financial services, healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), manufacturing, and energy. The Company focuses on these five vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.

CTG’s revenue by vertical market as a percentage of consolidated revenue for the three years ended December 31, 2020, 2019, and 2018 is as follows:

	2020	2019	2018
Technology service providers	32.7%	32.2%	32.4%
Financial services	15.7%	13.8%	15.2%
Healthcare	14.9%	16.6%	16.2%
Manufacturing	13.5%	16.8%	19.5%
Energy	6.3%	5.2%	4.7%
General markets	16.9%	15.4%	12.0%
Total	100.0%	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods as a percentage of consolidated revenue for the three years ended December 31, 2020, 2019, and 2018 is as follows:

	2020	2019	2018
Time-and-material	81.0%	79.6%	84.7%
Progress billing	15.9%	10.2%	10.5%
Percentage-of-completion	3.1%	10.2%	4.8%
Total	100.0%	100.0%	100.0%

The Company recorded revenue for fiscal years ended 2020 compared to 2019 and 2019 compared to 2018 as follows:

Year Ended December 31,	% of total	2020	% of total	2019	Year-Over- Year Change
(dollars in thousands)
North America	55.8%	$204,264	61.5%	$242,218	(15.7)%
Europe	44.2%	161,827	38.5%	151,952	6.5%
Total	100.0%	$366,091	100.0%	$394,170	(7.1)%

Year Ended December 31,	% of total	2019	% of total	2018	Year-Over- Year Change
(dollars in thousands)
North America	61.5%	$242,218	64.9%	$232,695	4.1%
Europe	38.5%	151,952	35.1%	126,074	20.5%
Total	100.0%	$394,170	100.0%	$358,769	9.9%

The Company includes billable expenses in its accounts as both revenue and direct costs. These billable expenses totaled $1.9 million, $2.6 million, and $3.2 million in 2020, 2019, and 2018, respectively.

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

Contract Balances

 For time-and-material and progress billing contracts, the timing of the Company’s satisfaction of its performance obligations is consistent with the timing of payment. For these contracts, the Company has the right to payment in the amount that corresponds directly with the value of the Company’s performance to date. The Company uses the right to invoice practical expedient that allows the Company to recognize revenue in the amount for which it has the right to invoice for time-and-material and progress billing contracts. Bill schedules for fixed-price contracts are generally consistent with the Company’s performance in transferring control of the goods or services to the client. There are no significant financing components in our contracts with clients. Advance billings represent contract liabilities for cash payments received in advance of our performance. Unbilled receivables are reported within “accounts receivable” on the consolidated balance sheet. Accounts receivable and contract liability balances fluctuate based on the timing of the client’s billing schedule and the Company’s period-end date. There are no significant costs to obtain or fulfill contracts with clients.

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2020, the aggregate transaction price allocated to unsatisfied or partially unsatisfied performance obligations for fixed-price and all progress billing contracts was approximately $9.9 million and $41.0 million, respectively. Approximately $35.7 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2021. Approximately $15.2 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2022 and beyond. The Company uses the right to invoice practical expedient. Therefore, no disclosure is required for unsatisfied performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice for services performed.

Taxes Collected from Clients

In instances where the Company collects taxes from its clients for remittance to governmental authorities, primarily in its international locations, taxes are recorded in the Company's accounts on a net basis.

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At December 31, 2020 and 2019, the carrying amounts of the Company’s cash of $32.9 million and $10.8 million, respectively, approximated fair value.

As described in Note 3 of the consolidated financial statements, the Company acquired 100% of the equity of StarDust in the first quarter of 2020, Tech-IT in the first quarter of 2019, and Soft Company in the first quarter of 2018. Level 3 inputs were used to estimate the fair values of the assets acquired and liabilities assumed. The valuation techniques used to assign fair values to intangible assets included the relief-from-royalty method and excess earnings method.

The Company had a contingent consideration liability related to the earn-out provision of which a portion was payable in each period subject to the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017, 2018, and 2019. There is no payout if the achievement on either target is below a certain target threshold. The fair value of this contingent consideration is determined using level 3 inputs. The fair value assigned to the contingent consideration liability is determined using the real options method, which requires inputs such as revenue forecasts, EBIT forecasts, discount rate, and other market variables to assess the probability of Soft Company achieving the revenue and EBIT targets. The fair value as of the February 15, 2018 acquisition date was determined to be $2.0 million. In the 2018 second quarter, the Company paid approximately $0.9 million relating to the earn-out based on the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017. In the 2019 third quarter, the Company paid approximately $1.2 million relating to the earn-out based on the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2018. In the 2020 fourth quarter, the Company paid approximately $0.9 million relating to the earn-out based on the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2019. There is no remaining contingent consideration liability related to Soft Company’s earn-out as it has been fully paid as of December 31, 2020.

The Company has a contingent consideration liability related to the earn-out provision of which a portion will be payable in each period subject to the achievement by Tech-IT of direct profit targets for fiscal 2019 and 2020. There is no payout if the achievements are below the target thresholds. The fair value of this contingent consideration liability is determined using the real options method, which requires inputs such as expected direct profit forecasts, discount rate, and other market variables to assess the probability of Tech-IT achieving the direct profit targets. The fair value as of the February 6, 2019 acquisition date was determined to be $0.6 million. In the 2020 fourth quarter, the Company paid approximately $0.3 million relating to the earn-out based on the achievement by Tech-IT of the direct profit targets for fiscal year 2019. The fair value of the remaining contingent consideration liability was determined to be zero as of December 31, 2020 as the direct profit target threshold was not met by Tech-IT for the fiscal year 2020.

In addition, the Company has a contingent consideration liability related to the earn-out provision of which a portion will be payable in each period subject to the achievement by StarDust of consolidated direct profit targets for fiscal 2020 and 2021. There is no payout if the achievement on either target is below a certain target threshold. The fair value of this contingent consideration is determined using level 3 inputs. The fair value assigned to the contingent consideration liability is determined using the real options method, which requires inputs such as consolidated direct profit forecasts, discount rate, and other market variables to assess the probability of StarDust achieving the revenue and EBIT targets. The fair value as of the March 3, 2020 acquisition date was determined to be $0.1 million. The fair value of the remaining contingent consideration liability was determined to be approximately $0.5 million as of December 31, 2020. As such, the Company recorded $0.4 million of selling, general, and administrative expense during the 2020 year-to-date period. Approximately $0.4 million and $0.1 million of the remaining contingent consideration liability is recorded in “other current liabilities” and “other long-term liabilities”, respectively, on the December 31, 2020 consolidated balance sheet.

As of December 31, 2020, goodwill recorded on the Company's consolidated balance sheet totaled $21.3 million, which relates to the acquisitions completed by the Company in 2018, 2019, and 2020. The acquisition of Soft Company in 2018 and StarDust in 2020 are in the France reporting unit, while the 2019 acquisition of Tech-IT is in the Luxembourg reporting unit. In connection with our annual goodwill impairment test, we make various assumptions to determine the estimated fair value of the reporting units to which the goodwill relates. We perform the annual impairment review in the fourth quarter of each year. The goodwill impairment test is performed at least annually, unless indicators of an impairment exist in interim periods. The Company compared the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

As of October 2020 fiscal month-end, we performed our annual goodwill impairment test in conjunction with an external consultant and estimated the fair value of our reporting units based on a combination of the income (estimates of future discounted cash flows) and the market approach (market multiples for similar companies). The income approach uses a discounted cash flow (DCF) method that utilizes the present value of cash flows and other Level 3 inputs to estimate the fair value of the reporting unit. The future cash flows for the reporting units were projected based upon on our estimates of future revenue, a terminal growth rate, operating income and other factors such as working capital and capital expenditures. As part of our projections, we took into account expected industry and market conditions for the industries in which the reporting units operate, as well as trends currently impacting the reporting units. As part of our DCF analysis, we projected revenue and operating profits, and assumed a long-term revenue growth rates in the “terminal year” for both of the reporting units. We also utilized a weighted-average cost of capital (WACC) of 16.0% for the France reporting unit and 15.0% for the Luxembourg reporting unit. These projections are based upon our judgment and may change in the future based upon the inherent uncertainty in predicting future results. The market approach utilizes multiples of earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of the reporting unit. The market multiples used for our reporting units were based on competitor industry data, along with the market multiples for the Company and other factors.

The carrying value as of October 2020 was approximately $17.6 million and $13.2 million for the France and Luxembourg reporting units, respectively.

The Company is also allowed to elect an irrevocable option to measure, on a contract-by-contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the years ended December 31, 2020 and 2019.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies on 16 individuals, whose average age is 77 years old. These policies have generated cash surrender value and the Company has taken loans against the policies. At December 31, 2020, these insurance policies have a gross cash surrender value of $27.1 million, outstanding loans and interest totaling $24.4 million, and a net cash surrender value of $2.7 million. At December 31, 2019, these insurance policies had a gross cash surrender value of $29.7 million, outstanding loans and interest totaling $27.2 million, and a net cash surrender value of $2.5 million.

At December 31, 2020 and 2019, the total death benefit for the remaining policies was approximately $35.0 million and $37.7 million, respectively. Currently, upon the death of all of the plan participants, the Company would expect to receive approximately $10.3 million, and under current tax regulations, would record a non-taxable gain of approximately $7.6 million.

During both, the 2020 second and third quarters, a participant in the plan passed away. Upon their deaths, the Company recorded a non-taxable life insurance gain totaling approximately $1.0 million, which it has recorded on its consolidated statements of operations. Also, a former employee covered by these policies passed away in the 2018 third quarter and the Company recorded a non-taxable gain of approximately $0.8 million during 2018.

Cash and Cash Equivalents, and Cash Overdrafts

For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. As the Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment, the "change in cash overdraft, net" line item as presented on the consolidated statement of cash flows represents the increase or decrease in outstanding checks for a given period. The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250,000. As of December 31, 2020, the Company has multiple accounts that carry balances in excess of this insurable limit. The Company’s cash in its foreign bank accounts is not insured.

Accounts Receivable Factoring

As part of our working capital management, the Company entered into a factoring agreement during the 2020 first quarter to sell certain trade accounts receivables on a non-recourse basis to third-party financial institutions. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreement was approximately $64.0 million in 2020. Factoring fees for the sale of receivables were recorded in direct costs and were $0.1 million for the year ended December 31, 2020. There were no accounts receivable factoring activities during 2019.

Property, Equipment and Capitalized Software Costs

Property and equipment are generally stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of one year to ten years, and begins after an asset has been placed into service. Leasehold improvements are generally depreciated over the shorter of the term of the lease or the useful life of the improvement. The cost of property or equipment sold or otherwise disposed of, along with related accumulated depreciation, is eliminated from the accounts, and the resulting gain or loss, if any, is reflected in current earnings. Maintenance and repairs are charged to expense when incurred, while significant improvements to existing assets are capitalized. Depreciation expense for the Company totaled $1.9 million in both 2020 and 2019, and $1.8 million in 2018.

As of December 31, 2020 and 2019, the Company had capitalized costs relating to software projects developed for internal use. Amortization periods for these projects range from three to five years, and begin when the software, or enhancements thereto, is available for its intended use. Amortization periods are evaluated annually for propriety.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such circumstances exist, the recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less costs to sell. During the 2020 fourth quarter, the Company recorded an adjustment of $0.8 million to reduce capital software for an asset that was being developed in the United Kingdom. The Company does not have any other long-lived assets that are impaired as of December 31, 2020.

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

Goodwill

The goodwill recorded on the Company's consolidated balance sheet at December 31, 2020 relates to the acquisition of Soft Company in the 2018 first quarter, Tech-IT in the 2019 first quarter, and StarDust in the 2020 first quarter. In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment exist in interim periods. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. There were no impairments recorded in the Company’s consolidated financial statements during 2020, 2019, or 2018.

The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 are as follows:

(amounts in thousands)
Balance at December 31, 2018	$11,664
Acquired goodwill	5,331
Foreign currency translation	(314)
Balance at December 31, 2019	$16,681
Acquired goodwill	2,757
Foreign currency translation	1,837
Balance at December 31, 2020	$21,275

Acquired Intangibles Assets

Acquired intangible assets at December 31, 2020 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 years	$1,532	$1,456	$50	$126
Technology	10 years	591	54	59	596
Customer relationships	7-13 years	10,496	2,331	210	8,375
Total		$12,619	$3,841	$319	$9,097

Acquired intangible assets at December 31, 2019 consisted of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 years	$1,432	$911	$(86)	$435
Customer relationships	8-13 years	9,905	1,191	(710)	8,004
Total		$11,337	$2,102	$(796)	$8,439

Amortization expense for our acquired intangibles was $1.4 million in both 2020 and 2019, and $0.7 million in 2018.

Estimated amortization expense for the next five fiscal years, and thereafter, is as follows (amounts in thousands):

Year	Annual Amortization
2021	$1,225
2022	1,117
2023	1,108
2024	1,108
2025	1,108
Thereafter	3,431
Total	$9,097

Income Taxes

The Company provides for deferred income taxes for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. In assessing the realizability of deferred tax assets, management considers within each tax jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will be realized, or that a valuation allowance is required. Management considers all available evidence, both positive and negative, in assessing realizability of its deferred tax assets. A key component of this assessment is management’s critical evaluation of current and future impacts of business and economic factors on the Company’s ability to generate future taxable income. Factors that may affect the Company’s ability to generate taxable income include, but are not limited to increased competition, a decline in revenue or margins, a loss of market share, the availability of qualified professional staff, and a decrease in demand for the Company’s services. The Company elected to use the incremental cash tax savings approach when considering GILTI in its assessment of the realizability of its U.S. deferred tax assets. The Company generated U.S. book and tax income during 2019 and 2020 but incurred significant losses in 2018 resulting in a cumulative near break-even position for the three years ended December 31, 2020. The Company believes its financial outlook remains positive; however, the COVID-19 pandemic has created a high level of uncertainty. Because of difficulties with forecasting U.S. financial results historically, and due to the uncertainties associated with the COVID-19 pandemic, the Company maintained a full valuation allowance on its U.S. deferred tax assets at December 31, 2020. The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance. Additionally, management has determined that a valuation allowance is required against its Netherlands deferred taxes. The total valuation allowance recorded against these deferred tax assets is $7.7 million, a net increase of $2.0 million during the year, which was recorded as income tax expense in the consolidated statement of operations. The Company recognizes, as applicable, accrued interest and penalties related to unrecognized tax benefits (if any) in tax expense.

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

Equity-Based Compensation

The Company records the fair value of equity-based compensation expense for all equity-based compensation awards granted and recognizes the cost in the Company’s income statement over the periods in which an employee or director is required to provide the services for the award. Compensation cost is not recognized for employees or directors that do not render the requisite services. The Company recognized the expense for equity-based compensation in its 2020, 2019, and 2018 consolidated statements of operations on a straight-line basis based upon awards that are ultimately expected to vest. See Note 10, “Equity-Based Compensation.”

Net Income (Loss) Per Share

Basic and diluted earnings (loss) per share (EPS) for the years ended December 31, 2020, 2019, and 2018 are as follows:

For the year ended	Net Income (loss)	Weighted Average Shares	Earnings (loss) per Share
(amounts in thousands, except per-share data)
December 31, 2020
Basic EPS	$7,639	13,621	$0.56
Dilutive effect of outstanding equity instruments	—	806	(0.03)
Diluted EPS	$7,639	14,427	$0.53
December 31, 2019
Basic EPS	$4,125	13,450	$0.31
Dilutive effect of outstanding equity instruments	—	547	(0.02)
Diluted EPS	$4,125	13,997	$0.29
December 31, 2018
Basic EPS	$(2,817)	13,805	$(0.20)
Dilutive effect of outstanding equity instruments	—	—	—
Diluted EPS	$(2,817)	13,805	$(0.20)

Weighted-average shares represent the average number of issued shares less treasury shares, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 0.6 million, 0.7 million, and 1.1 million shares of common stock were outstanding at December 31, 2020, 2019, and 2018, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

Accumulated Other Comprehensive Loss

The components that comprised accumulated other comprehensive loss on the consolidated balance sheets at December 31, 2020 and 2019 are as follows:

(amounts in thousands)	2020	2019
Foreign currency translation adjustment, net of taxes	$(3,645)	$(9,106)
Pension loss, net of tax of $455 in 2020 and $265 in 2019	(11,722)	(9,436)
Accumulated other comprehensive loss	$(15,367)	$(18,542)

During 2020, 2019, and 2018, actuarial losses were amortized to expense as follows:

(amounts in thousands)	2020	2019	2018
Amortization of actuarial losses	$298	$185	$277
Income tax	1	—	—
Net of tax	$297	$185	$277

The amortization of actuarial losses is included in determining net periodic pension cost. See Note 7, "Deferred Compensation Benefits" for additional information.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date, for equity accounts using historical exchange rates, and for revenue and expense activity using the applicable month’s average exchange rates. The Company recorded a nominal amount of expense in 2020, 2019, and 2018 from foreign currency transactions for balances settled during the year or intended to be settled as of each respective year-end.

Guarantees

The Company has a number of guarantees in place in our European operations which support office leases and performance under government projects. These guarantees totaled approximately $3.2 million and $3.0 million at December 31, 2020 and 2019, respectively, and generally have expiration dates ranging from January 2021 through October 2034.

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

In January 2017, the FASB issued ASU 2017-04,”Simplifying the Test for Goodwill Impairment”, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. This guidance is effective for reporting periods beginning after December 15, 2019; however, early adoption is permitted. The Company adopted the new standard on January 1, 2020 for the year ending December 31, 2020 on a prospective basis and the adoption did not have a material impact on the Company’s operations.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which helps entities evaluate the accounting for fees paid in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. This guidance is effective for fiscal years beginning after December 15, 2019; however, early adoption is permitted. The Company adopted the new standard on January 1, 2020 for the year ending December 31, 2020 on a prospective basis and the adoption did not have a material impact on the Company’s operations.

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)". The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures, and adding disclosure requirements identified as relevant. The new ASU is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. The Company adopted this new standard retrospectively for the year ending December 31, 2020, and the adoption did not have a material impact on its consolidated financial statements and associated disclosures.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” Among other clarifications and simplifications related to income tax accounting, the new standard simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently reviewing the provisions of this new pronouncement, but does not expect adoption of this guidance to have a material impact on its consolidated financial statements.

Subsequent Event

The Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC and there were no subsequent events which required recognition, adjustment to or disclosure in the consolidated financial statements.

2.	Property, Equipment and Capitalized Software

Property, equipment and capitalized software at December 31, 2020 and 2019 are summarized as follows:

December 31,	Useful Life	2020	2019
(amounts in thousands)	(years)
Land	—	$—	$50
Buildings	30	—	1,808
Equipment	1-5	6,136	5,533
Furniture	5-10	1,490	2,214
Capitalized software	3-5	2,397	2,147
Other software	1-5	2,139	1,722
Leasehold improvements	3-10	2,381	3,910
		14,543	17,384
Accumulated depreciation and amortization		(9,028)	(11,005)
		$5,515	$6,379

The Company capitalizes software projects developed for commercial use. The Company recorded capitalized software costs during 2020 and 2019 as follows:

	For the year ended December 31,
(amounts in thousands)	2020	2019
Capitalized software, beginning balance	$2,147	$1,864
Additions	1,105	283
Impairment	(855)	—
Capitalized software	$2,397	$2,147

Capitalized software amortization periods range from three to five years, and are evaluated periodically for propriety. Amortization expense and accumulated amortization for these projects at December 31, 2020 and 2019 are as follows:

	For the year ended December 31,
(amounts in thousands)	2020	2019
Accumulated amortization, beginning balance	$866	$745
Amortization expense	414	121
Accumulated amortization	$1,280	$866

3.	Acquisitions

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

An earn-out of up to $1.1 million (€1.0 million based on a EUR into USD exchange rate of 1.1145) can be earned, a portion of which will be payable in each period subject to the achievement of consolidated direct profit targets for fiscal 2020 and 2021. Additionally, for each €10,000 of consolidated direct profit achieved above the target, an additional €1,000 can be earned, with no maximum limit. There is no payout if the achievement is below the target threshold. The fair value as of the March 3, 2020 acquisition date was determined to be $0.1 million, and was $0.5 million as of December 31, 2020. As such, the Company recorded $0.4 million in selling, general, and administrative expenses during 2020 related to this earn-out. Approximately $0.4 million and $0.1 million of the remaining contingent consideration liability is recorded in “other current liabilities” and “other long-term liabilities” on the December 31, 2020 consolidated balance sheet, respectively.

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

The following table summarizes the allocation of the aggregate purchase consideration to the fair value of the assets acquired and liabilities assumed as of March 3, 2020:

(amounts in thousands)
Assets Acquired:
Cash	$1,798
Accounts receivable	1,303
Prepaids & other	71
Property & equipment, net	327
Acquired intangibles	1,282
Goodwill	2,757
Total assets acquired	$7,538

Liabilities Assumed:
Accounts payable	$285
Accrued compensation	307
Taxes payable	222
Other liabilities	163
Deferred income taxes	328
Total liabilities assumed	1,305
Net assets acquired	$6,233

The purchase consideration for the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess consideration was recorded as goodwill, which is not deductible for income tax purposes.

(amounts in thousands)	Fair Value	Estimated Economic Life
Trademarks	$100	2 years
Technology	591	10 years
Customer relationships	591	7 years
Fair value of purchase consideration	$1,282

The Company incurred acquisition-related legal and consulting fees, adjustments to the fair value of the earn-out liability, and amortization of intangible assets of approximately $0.6 million in 2020, which were recorded as a component of selling, general, and administrative expenses in the consolidated statements of operations. The purchase price allocation for this acquisition has been finalized.

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

An earn-out of up to a maximum of $1.7 million (€1.5 million based on a EUR into USD exchange rate of 1.1386 at the time of acquisition) can be earned, a portion of which will be payable in each period subject to the achievement of direct profit targets for fiscal 2019 and 2020.  There is no payout if the achievement is below the target threshold. The fair value as of the February 6, 2019 acquisition date was determined to be $0.6 million. In the 2020 fourth quarter, the Company paid approximately $0.3 million relating to the earn-out based on the achievement by Tech-IT of direct profit targets for the fiscal year 2019. The fair value of the remaining contingent consideration liability was determined to be zero as of December 31, 2020 as the direct profit target threshold was not met by Tech-IT for the fiscal year 2020.

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

The Company incurred acquisition-related legal and consulting fees, adjustments to the fair value of the earn-out liability, and amortization of intangible assets of approximately $0.4 million and $0.8 million in 2020 and 2019, respectively, which were recorded as a component of selling, general, and administrative expenses in the consolidated statements of operations. The purchase price allocation for this acquisition has been finalized.

Soft Company SAS (“Soft Company”)

On February 15, 2018, the Company acquired 100% of the equity of Soft Company for approximately $16.9 million (€13.6 million based on a EUR into USD exchange rate of 1.2392 at the time of acquisition). The acquisition was funded using cash on hand and borrowings under the Company’s existing credit agreement. Soft Company, located in Paris, France, is an IT consulting company that specializes in providing IT services to finance, insurance, telecom, and media services companies. The acquisition of Soft Company enabled the Company to expand its position in Europe and enhance its service offerings.

The Company had a contingent consideration liability related to an earn-out provision of which a portion was payable in each period subject to the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017, 2018, and 2019. There is no payout if the achievement on either target is below a certain target threshold. The fair value as of the February 15, 2018 acquisition date was determined to be $2.0 million. In the 2018 second quarter, the Company paid approximately $0.9 million relating to the earn-out based on the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2017. In the 2019 third quarter, the Company paid approximately $1.2 million relating to the earn-out based on the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2018. In the 2020 fourth quarter, the Company paid approximately $0.9 million relating to the earn-out based on the achievement by Soft Company of certain revenue and EBIT targets for fiscal 2019. There is no remaining contingent consideration liability related to Soft Company’s earn-out as it has been fully paid as of December 31, 2020.

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

The results of operations of Soft Company have been included in the Company’s consolidated financial results since the date of acquisition. The Company incurred acquisition-related legal and consulting fees, adjustments to the fair value of the earn-out liability, and amortization of intangible assets of approximately $0.6 million in 2020 and $1.3 million in 2019, which were recorded as a component of selling, general, and administrative expenses in the consolidated statement of operations.

4.	Debt

The Company has a credit and security agreement (the “Credit and Security Agreement”) with its bank, which provides for a three-year revolving credit facility in an aggregate principal amount of $45.0 million, including a sublimit of $10.0 million for letters of credit. The Credit and Security Agreement expires in December 2022. The Credit and Security Agreement has interest rates ranging from 150 to 200 basis points over LIBOR or the greater of (i) the prime rate, (ii) the federal funds effective rate plus 50 basis points, and (iii) adjusted LIBOR plus 100 basis points plus a spread ranging from 50 to 100 basis points based on the amounts outstanding under the Credit and Security Agreement. The Company can borrow under the agreement with either rate at its discretion.

At December 31, 2020 and 2019, there was $0.0 million and $5.3 million, respectively, outstanding under the Credit and Security Agreement. The Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

The maximum amount outstanding under its credit agreements in 2020 and 2019 was $12.0 million and $22.3 million, respectively. In 2020 and 2019, the average amounts outstanding were $6.4 million and $10.4 million, respectively, and carried weighted-average interest rates of 1.9% and 2.8%, respectively. Total commitment fees incurred in 2020 totaled approximately $0.2 million, and $0.3 million in both 2019 and 2018, while interest paid in 2020, 2019, and 2018 totaled $0.2 million, $0.4 million, and $0.2 million, respectively.

Under the Credit and Security Agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at December 31, 2020, included a fixed charge coverage ratio, which must be less than 1.10 to 1.00, consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA), adjusted for equity-based compensation and severance expense, must be no less than $5.0 million for the trailing twelve months, and capital expenditures for property, plant, equipment, and capitalized software must be no more than $5.0 million in any annual period. The fixed charge coverage ratio is only tested if availability on a measurement date is less than approximately $5.6 million. Actual borrowings by CTG under the Credit and Security Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves. Total availability as of December 31, 2020 was approximately $21.2 million. The Company was in compliance with these covenants at December 31, 2020 as EBITDA, as defined above, was $15.4 million and capital expenditures for property, equipment and capitalized software were $2.0 million in 2020. The Company was also in compliance with its covenants at December 31, 2019 and December 31, 2018.

5.	Income Taxes

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

On July 20, 2020, the Department of the Treasury and the Internal Revenue Service issued final regulations addressing the treatment of income earned by certain foreign corporations that is subject to a high rate of foreign tax. The final regulations allow taxpayers to exclude certain high-taxed income of a controlled foreign corporation from their Global Intangible Low Taxed Income (GILTI) computation on an elective basis (“the GILTI High Tax Exclusion election” or “the Election”). Taxpayers make the election on an annual basis. Taxpayers may make the election retroactively to tax years beginning after December 31, 2017 if certain requirements are met.

The Company has reflected the impact of the Election as well as the impact of the extended net operating loss carryback periods provided by the CARES Act on its 2020 income tax provision and continues to assess the future implications of these provisions on its consolidated financial statements.

The provision for income taxes for 2020, 2019, and 2018 consists of the following:

	2020	2019	2018
(amounts in thousands)
Domestic and foreign components of income (loss) before income taxes are as follows:
Domestic	$2,497	$2,306	$(1,119)
Foreign	8,164	3,983	3,388
Total income before income taxes	$10,661	$6,289	$2,269
The provision (benefit) for income taxes consists of:
Current tax:
U.S. federal	$258	$62	$16
Foreign	2,679	1,947	1,937
U.S. state and local	365	107	107
Total current tax	3,302	2,116	2,060
Deferred tax:
U.S. federal	—	—	3,939
Foreign	(280)	48	(784)
U.S. state and local	—	—	(129)
Total deferred tax	(280)	48	3,026
Total tax	$3,022	$2,164	$5,086
The effective and statutory income tax rate can be reconciled as follows:
Tax at statutory rate	$2,239	$1,321	$476
State tax, net of federal benefit	53	121	(12)
Non-taxable income	(393)	(250)	(300)
Non-deductible expenses	569	720	607
Change in estimate primarily related to foreign taxes	(227)	100	(767)
Change in valuation allowance related to U.S. federal taxes	1,952	(629)	4,154
Change in estimate primarily related to U.S. federal taxes	(1,141)	—	—
Tax credits	(679)	(164)	(389)
GILTI	146	376	662
Foreign rate differential	488	531	608
Other, net	15	38	47
Total tax	$3,022	$2,164	$5,086
Effective income tax rate	28.3%	34.4%	224.2%

The ETR was lower in 2020 primarily resulting from the GILTI High Tax Exclusion election and extended NOL carryback periods noted above.

The ETR was higher in 2019 primarily due to non-deductible acquisition costs related to the Tech-IT and Soft Company acquisitions.

The ETR was higher in 2018 primarily due to the recording of a valuation allowance against the Company’s U.S. deferred tax assets and GILTI. This additional tax expense was partially offset by a non-taxable life insurance gain, the Tax Cuts and Jobs Act which reduced the US federal corporate tax rate to 21%, and tax benefits for the Work Opportunity Tax Credit (WOTC) and Research and Development tax credit (R&D).

The Company’s deferred tax assets and liabilities at December 31, 2020 and 2019 consist of the following:

December 31,	2020	2019
(amounts in thousands)
Assets
Deferred compensation	$5,475	$4,832
Loss and credit carryforwards	522	725
Accruals deductible for tax purposes when paid	1,551	166
State taxes	836	580
Depreciation	52	81
Unrealized gain	12	232
Leases	5,686	5,444
Other	88	23
Gross deferred tax assets	14,222	12,083
Deferred tax asset valuation allowance	(7,664)	(5,695)
Gross deferred tax assets less valuation allowance	6,558	6,388
Liabilities
Amortization	(2,317)	(2,189)
Depreciation	(312)	(378)
Leases	(5,686)	(5,444)
Deferred compensation	(24)	(25)
Gross deferred tax liabilities	(8,339)	(8,036)
Net deferred tax liabilities	$(1,781)	$(1,648)
Net deferred tax assets and liabilities are recorded as follows:
Net non-current assets	$393	$453
Net non-current liabilities	(2,174)	(2,101)
Net deferred tax liabilities	$(1,781)	$(1,648)

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that all or some portion of the deferred tax assets will be realized, or that a valuation allowance is required. Management considers all available evidence, both positive and negative, in assessing realizability of its deferred tax assets. A key component of this assessment is management’s critical evaluation of current and future impacts of business and economic factors on the Company’s ability to generate future taxable income. Factors that may affect the Company’s ability to generate taxable income include, but are not limited to increased competition, a decline in revenue or margins, a loss of market share, the availability of qualified professional staff, and a decrease in demand for the Company’s services. The Company elected to use the incremental cash tax savings approach when considering GILTI in its assessment of the realizability of its U.S. deferred tax assets. The Company generated U.S. book and tax income during 2019 and 2020 but incurred significant losses in 2018 resulting in a cumulative near break-even position for the three years ended December 31, 2020. The Company believes its financial outlook remains positive; however, the COVID-19 pandemic has created a high level of uncertainty. Because of difficulties with forecasting U.S. financial results historically, and due to the uncertainties associated with the COVID-19 pandemic, the Company maintained a full valuation allowance on its U.S. deferred tax assets totaling $5.2 million at December 31, 2020. The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance. Additionally, management has determined that a valuation allowance is required against its Netherlands deferred taxes. The total valuation allowance recorded against these deferred tax assets is $7.7 million, a net increase of $2.0 million during the year, which was recorded as income tax expense in the consolidated statement of operations.

The Company has various U.S. state net operating loss carryforwards of $1.7 million, which begin to expire in 2021. The Company has net operating loss carryforwards in the Netherlands and United Kingdom of $0.5 million and $1.1 million, respectively. The carryforwards in the Netherlands expire between 2021 and 2026, and the carryforwards in the United Kingdom have no expiration date.

At December 31, 2020, the Company believes it has adequately provided for its tax-related liabilities, and that no reserve for unrecognized tax benefits is necessary. No significant change in the total amount of unrecognized tax benefits is expected within the next twelve months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits (if any) in tax expense, as applicable. At December 31, 2020 and 2019, the Company had no accrual for the payment of interest and penalties.

The Company has not recorded a U.S. deferred tax liability for the excess book basis over the tax basis of its investments in foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations.

Net income tax payments during 2020, 2019, and 2018 totaled $4.2 million, $2.5 million, and $2.1 million, respectively.

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

Operating leases are included in the right-of-use lease assets, short-term lease liabilities, and long-term lease liabilities on the consolidated balance sheet. The Company measures the operating lease liabilities at lease commencement date based on the present value of remaining lease payments using the rate implicit in the lease when readily determinable, or the Company’s secured incremental borrowing rate. The Company has made an accounting policy election not to recognize a lease liability or right-of-use asset for leases with a lease term of twelve months or less and do not include an option to purchase the underlying asset. The Company recognizes lease expense on a straight-line basis over the lease term and variable lease expense in the period incurred. Variable lease cost consists primarily of common-area maintenance, insurance, and taxes, which are paid based on actual costs incurred by the lessor. Operating lease cost for 2020 and 2019 was $6.4 million and $6.8 million, respectively. The Company incurred variable lease cost of $0.5 million and $0.6 million, and short-term lease cost of $0.6 million and $0.5 million in 2020 and 2019, respectively.

Maturities for the Company’s lease liabilities for all operating leases as of December 31, 2020 are as follows:

Year	Total Operating Leases
(amounts in thousands)
2021	$6,501
2022	5,076
2023	3,662
2024	2,240
2025	1,515
2026 & thereafter	4,155
Total undiscounted operating lease payments	23,149
Less: Interest	(1,158)
Total present value of operating lease liabilities	$21,991

Operating lease payments exclude $3.7 million of legally binding lease payment for leases signed, but not yet commenced. The weighted average remaining lease term and discount rate for all operating leases as of December 31, 2020 are as follows:

December 31, 2020
Weighted average remaining lease term (years)	5.91
Weighted average remaining discount rate	2.03%

Supplemental cash flow information related to the Company’s operating leases for 2020 is as follows:

(amounts in thousands)	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflow from operating leases	6,450
Right-of-use assets obtained in exchange for new operating lease liabilities	5,299

As of December 31, 2019 minimum obligations under operating leases were as follows:

(amounts in thousands)
2020	$5,979
2021	4,696
2022	3,255
2023	2,257
2024	1,485
Later years	4,828
Minimum future obligations	$22,500

7.	Deferred Compensation Benefits

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

As a result of the acquisition of Soft Company on February 15, 2018, the Company maintains an unfunded pension plan related to the current Soft Company employees (FDBP). The Company did not make contributions to this plan in 2019 or 2020 and does not anticipate making contributions to the plan in 2021. No benefit payments were made in 2019 or 2020 and none are expected to be paid in 2021.

On March 3, 2020, the Company acquired StarDust and now maintains an unfunded pension plan related to the current StarDust employees (SDBP). The Company does not anticipate contributing to this plan and no benefit payments are expected to be paid in 2021.

Net periodic pension cost for the years ended December 31, 2020, 2019, and 2018 for all of the plans is as follows:

Net Periodic Pension Cost	2020	2019	2018
(amounts in thousands)
Service cost	$428	$330	$340
Interest cost	355	583	581
Expected return on assets	(657)	(612)	(650)
Amortization of actuarial loss	304	190	287
Net periodic pension cost	$430	$491	$558

The change in benefit obligation and reconciliation of fair value of plan assets for the years ended December 31, 2020 and 2019 for the ESBP, NDBP, BDBP, FDBP, and SDBP plans are as follows:

Changes in Benefit Obligation	2020	2019
(amounts in thousands)
Benefit obligation at beginning of period	$30,629	$27,597
Service cost	428	330
Interest cost	355	583
Benefits paid	(996)	(862)
Acquisition	22	—
Actuarial loss (gain)	1,733	3,310
Effect of exchange rate changes	2,558	(329)
Benefit obligation at end of period	34,729	30,629
Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of period	18,079	17,403
Actual return on plan assets	603	610
Employer contributions	1,188	1,145
Benefits paid	(968)	(855)
Effect of exchange rate changes	1,754	(224)
Fair value of plan assets at end of period	20,656	18,079
Accrued benefit cost	$14,073	$12,550

Accrued benefit cost for the ESBP, NDBP, BDBP, FDBP, and SDBP is included in the consolidated balance sheet as follows:

	ESBP	NDBP	BDBP	FDBP	SDBP
As of December 31, 2020:
Non-current assets	$—	$—	$97	$—	$—
Current liabilities	$512	$—	$—	$—	$—
Non-current liabilities	$4,261	$8,783	$—	$580	$34
Discount rates:
Benefit obligation	1.56%	0.40%	0.50%	0.35%	0.35%
Net periodic pension cost	2.60%	0.90%	0.50%	0.80%	0.45%
Salary increase rate	—%	—%	3.55%	1.75%	1.75%
Expected return on plan assets	—%	4.00%	3.20%	—%	—%
As of December 31, 2019:
Non-current assets	$—	$—	$95	$—	$—
Current liabilities	$555	$—	$—	$—	$—
Non-current liabilities	$4,635	$7,099	$—	$356	$—
Discount rates:
Benefit obligation	2.60%	0.90%	0.85%	0.80%	—
Net periodic pension cost	3.76%	1.90%	0.85%	1.60%	—
Salary increase rate	—%	—%	3.65%	1.75%	—
Expected return on plan assets	—%	4.00%	3.25%	—%	—%

For the ESBP, the accumulated benefit obligation at December 31, 2020 and 2019 was $4.8 million and $5.2 million, respectively. The amounts included in other comprehensive loss relating to the pension loss adjustment in 2020 and 2019, net of tax, was both approximately $(0.2) million and $(0.3) million, respectively. The discount rate used in 2020 was 1.56%, which is reflective of a series of bonds that are included in the Moody’s AA long-term corporate bond yield whose cash flow approximates the payments to participants under the ESBP for the remainder of the plan. This rate was a decrease of 104 basis points from the rate used in the prior year and resulted in an increase in the plan’s liabilities of $0.4 million. Benefits paid to participants are funded by the Company as needed, and are expected to total approximately $0.5 million in 2021. The plan is deemed unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts considered sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan other than for current year benefit payments as required in 2021 or future years.

For the NDBP, the accumulated benefit obligation at December 31, 2020 and 2019 was $16.9 million and $14.5 million, respectively. The discount rate used in 2020 was 0.40%, which is reflective of a series of corporate bonds whose cash flow approximates the payments to participants under the NDBP for the remainder of the plan. This rate was a decrease of 50 basis points from the rate used in the prior year. The decrease in the discount rate and foreign currency fluctuations resulted in an increase in the plan’s liabilities of $2.4 million in 2020.

The assets for the NDBP are held by Aegon, a financial services firm located in the Netherlands. The Company maintains a contract with Aegon to insure future benefit payments of the NDBP; however, due to certain terms of the agreement and potential obligations to the Company, the NDBP has not been settled.  The benefit payments to be made in 2021 are expected to be paid by Aegon from plan assets. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the contractual value of the NDBP in any given year. The fair value of the assets is determined using a Level 3 methodology (see Note 1 “Summary of Significant Accounting Policies—Fair Value”). In 2020 and 2019, the plan investments had a targeted minimum return of 4.0%, which is consistent with historical returns and the 4.0% return guaranteed to the participants of the plan. Aegon intends to maintain the current investment strategy of investing plan assets solely in government bonds in 2021.

For the BDBP, the accumulated benefit obligation at December 31, 2020 and 2019 was $12.4 million and $10.6 million, respectively. The discount rate used in 2020 was 0.50%, which is reflective of a series of corporate bonds whose cash flow approximates the payments to participants under the BDBP for the remainder of the plan. This rate was a decrease of 35 basis points from the rate used in the prior year. The decrease in the discount rate and foreign currency fluctuations resulted in an increase in the plan’s liabilities of $1.8 million in 2020.

The assets for the BDBP are held by Allianz for the CTG Belgium plan and by Vivium for the CTG Health Solutions (Belgium) plan, both financial services firms are located in Belgium. The Company maintains a contract with Allianz to insure future benefit payments of the BDBP. Contributions made by the Company to Allianz and Vivium are based on employees’ current salaries. The benefit payments to be made in 2021 are expected to be paid by Allianz and Vivium from plan assets. The assets for the plan are included in the overall portfolio of assets held by Allianz and Vivium. The fair market value of the plan’s assets equals the contractual value of the BDBP in any given year (which is the mathematical reserve held by Allianz and Vivium). The fair value of the assets is determined using a Level 3 methodology (see Note 1 “Summary of Significant Accounting Policies—Fair Value”). Allianz and Vivium do not guarantee a minimum return on the plan investments, whereas Belgian law sets a minimum return to be guaranteed to the participants of the plan.

For the FDBP, the accumulated benefit obligation at December 31, 2020 and 2019 was $0.6 million and $0.3 million, respectively. The amounts included in other comprehensive loss relating to the pension loss adjustment in 2020 and 2019 were $0.2 million and less than $(0.1) million, respectively. The discount rate used in 2020 was 0.35%, which is reflective of a series of corporate bonds whose cash flows approximates the payments to participants under the FDBP for the remainder of the plan. This rate was a decrease of 45 basis points from the rate used in the prior year. The plan is deemed unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities.

For the SDBP, the accumulated benefit obligation at December 31, 2020 was less than $0.1 million. The amounts included in other comprehensive loss relating to the pension loss adjustment in 2020 was less than $0.1 million. The discount rate used in 2020 was 0.35%, which is reflective of a series of corporate bonds whose cash flows approximates the payments to participants under the SDBP for the remainder of the plan. The plan is deemed unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities.

Anticipated benefit payments for the ESBP, NDBP, BDBP, FDBP, and SDBP expected to be paid in future years are as follows:

(amounts in thousands)
2021	$908
2022	903
2023	890
2024	948
2025	1,518
2026 - 2030	5,073
Total	$10,240

For the ESBP, NDBP, BDBP, FDBP, and SDBP, the amounts included in accumulated other comprehensive loss, net of tax, that have not yet been recognized as components of net periodic benefit cost as of December 31, 2020 are $1.1 million, $9.3 million, $1.3 million, $0.1 million, and less than $0.1 million, respectively, for unrecognized actuarial losses (gains). The amounts included in accumulated other comprehensive loss, net of tax, that had not yet been recognized as components of net periodic benefit cost as of December 31, 2019 were $1.2 million, $7.5 million, $0.8 million, less than $(0.1) million and $0.0 million, respectively, also for unrecognized actuarial losses.

The amounts recognized in other comprehensive income, net of tax, for 2020, 2019, and 2018, which primarily consist of an actuarial gain related to year-over-year changes in the discount rate, totaled $2.3 million, $2.8 million, and $0.9 million, respectively. Net periodic pension benefit and the amounts recognized in other comprehensive loss, net of tax, for the ESBP, NDBP, BDBP, FDBP and SDBP for 2020, 2019, and 2018 totaled $2.7 million, $3.3 million, and $0.3 million, respectively.

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2020 for the ESBP, NDBP, BDBP, FDBP, and SDBP for unrecognized actuarial losses total $0.5 million.

The Company also maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. There were no contributions to the plan in 2020 for amounts earned in 2019, no contributions to the plan in 2019 for amounts earned in 2018, and no contributions to the plan in 2018 for amounts earned in 2017. The Company does not anticipate making contributions in 2021 to this plan for amounts earned in 2020. The investments in the plan are included in the total assets of the Company, and are discussed in Note 1, “Investments.” Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In return for the funds received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. No cash contributions were made to the plan for the directors during 2020, 2019, or 2018. During 2020, 2019, and 2018, the Directors were granted shares out of the Company’s 2010 Equity Award Plan which were deposited into this plan. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

8.	Employee Benefits

401(k) Profit-Sharing Retirement Plan

The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. Previously, at the Company’s discretion, up to 50% of the first 6% of eligible wages contributed by the participants was matched. This match was indefinitely suspended as of January 1, 2017. There were no Company contributions in 2020, 2019, and 2018.

Other Retirement Plans

The Company maintains various other defined contribution retirement plans covering European employees. Company contributions charged to operations were $0.2 million in 2020, $0.3 million in 2019, and $0.2 million in 2018.

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

Employee Stock Purchase Plan

Under the Company’s First Employee Stock Purchase Plan (ESPP), employees may apply up to 10% of their compensation to purchase the Company’s common stock. Shares are purchased at the closing market price on the business day preceding the date of purchase. As of December 31, 2020, approximately 25,000 shares remain unissued under the ESPP. During 2020, 2019, and 2018, approximately 29,000, 32,000, and 21,000 shares, respectively, were purchased under the ESPP at an average price of $4.90, $4.57, and $5.87 per share, respectively.

Preferred Stock

At December 31, 2020 and 2019, the Company had 2.5 million shares of par value $0.01 preferred stock authorized for issuance, but none outstanding.

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

Equity-based compensation expense, the corresponding tax benefit and net equity-based compensation expense for 2020, 2019, and 2018 are as follows:

	2020	2019	2018
(amounts in thousands)
Equity-based compensation expense	$2,483	$1,748	$2,353
Tax benefit	—	—	—
Net equity-based compensation expense	$2,483	$1,748	$2,353

On September 17, 2020, the shareholders approved the Company’s 2020 Equity Award Plan (2020 Plan). Under the provisions of the 2020 Plan, stock options, restricted stock, stock appreciation rights, and other awards may be granted or awarded to key employees and independent directors of the Company, as well as non-employees. The compensation committee of the Board of Directors determines the nature, amount, pricing and vesting of the grants or awards. All options and awards remain in effect until the earliest of the expiration, exercise, or surrender date. Options generally become exercisable in three or four equal installments, typically beginning one year from the date of grant, and expire no more than 15 years from the date of grant. A total of 1,950,000 shares may be granted or awarded under the

2020 plan, all of which are available for grant as of December 31, 2020.

On May 12, 2010, the shareholders approved the Company’s 2010 Equity Award Plan (2010 Plan). Under the provisions of the 2010 Plan, stock options, restricted stock, stock appreciation rights, and other awards may be granted or awarded to key employees and independent directors of the Company, as well as non-employees. The compensation committee of the Board of Directors determines the nature, amount, pricing and vesting of the grants or awards. All options and awards remain in effect until the earliest of the expiration, exercise, or surrender date. Options generally become exercisable in three or four equal installments, typically beginning one year from the date of grant, and expire no more than 15 years from the date of grant. There are no shares or options available for grant under this plan as of December 31, 2020.

On April 26, 2000, the shareholders approved the Company’s 2000 Equity Award Plan (Equity Plan). Under the provisions of the Equity Plan, stock options, restricted stock, stock appreciation rights, and other awards could previously be granted or awarded to key employees and independent directors of the Company. The compensation committee of the Board of Directors determined the nature, amount, pricing, and vesting of the grants or awards. All options and awards remain in effect until the earlier of the expiration, exercise, or surrender date. Options generally become exercisable in three or four equal annual installments, typically beginning one year from the date of grant, and expire no more than 15 years from the date of grant. In certain limited instances, options granted at fair market value were expected to vest nine and one-half years from the date of grant. There are no shares or options available for grant under this plan as of December 31, 2020.

Under the Company’s 1991 Restricted Stock Plan, a total of 800,000 shares of restricted stock may be granted to certain key employees, 19,866 of which are available for grant as of December 31, 2020.

The Company granted 173,010 stock options during 2020 from the 2010 Equity Award Plan. The options vest ratably over three years, and are being expensed over that period. There were no other stock options granted during 2020. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. The per-option weighted-average fair value on the date of grant of stock options granted in 2020, 2019, and 2018 was $1.77, $1.26, and $1.91, respectively.

The fair value of the options at the date of grant was estimated using the following weighted-average assumptions for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Expected life (years)	3.7	3.7	3.7
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.2%	2.2%	2.4%
Expected volatility	36.1%	36.1%	34.9%

The Company used historical volatility calculated using daily closing prices for its common stock over periods that equal the expected term of the options granted to estimate the expected volatility for the grants made in 2020, 2019, and 2018. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options expected vesting schedule and historical exercise patterns. The Company did not pay a dividend in 2020, 2019, or 2018, and does not anticipate paying a dividend in the future.

During 2020, 2019, and 2018, the Company issued restricted stock to certain key employees. The stock vests over a period of three or four years, with 33% or 25% of the stock issued vesting one year from the date of grant, and another 33% or 25% vesting each year thereafter until the stock is fully vested. The Company is recognizing compensation expense for these shares ratably over the expected term of the restricted stock, which is three or four years. In the event the Company issued stock to its independent directors, the stock vests at retirement. As the independent directors are eligible for retirement from the Company’s Board of Directors at any point in time, the Company will recognize the expense associated with these shares on the date of grant. The shares of restricted stock issued are considered outstanding, can be voted, and are eligible to receive dividends, if any are paid. However, the restricted shares do not include a non-forfeitable right for the holder to receive dividends and none will be paid in the event the awards do not vest. Accordingly, only vested shares of outstanding restricted stock are included in the calculation of basic earnings per share.

During 2020, the Company granted 115,410 shares with a market condition to senior management from the 2010 Equity Award Plan. The closing price of the Company’s stock on that day was $5.88 per share. Under these grant agreements, the Company’s cumulative three-year non-GAAP earnings per share for the years 2020, 2021, and 2022 must equal or exceed $1.77 for 100% of the grants to vest. If the combined cumulative three-year non-GAAP earnings per share is 80% or more but less than 100% of the earnings per share target, a pro-rata portion of the grants shall vest. If at least 80% of the three-year non-GAAP earnings per share target is not met, the grants will expire. The performance share units have a fair value of approximately $0.7 million and the Company is expensing these grants over the derived service period. Of the 115,410 performance shares granted during 2020, no shares were cancelled during 2020, and 115,410 shares were outstanding as of December 31, 2020.

During 2019, the Company granted 217,542 shares with a market condition to senior management from the 2010 Equity Award Plan. The closing price of the Company’s stock on that day was $4.93 per share. Under these grant agreements, the Company’s cumulative three-year non-GAAP earnings per share for the years 2019, 2020, and 2021 must equal or exceed $1.42 for 100% of the grants to vest. If the combined cumulative three-year non-GAAP earnings per share is 80% or more but less than 100% of the earnings per share target, a pro-rata portion of the grants shall vest. If at least 80% of the three-year non-GAAP earnings per share target is not met, the grants will expire. The performance share units have a fair value of approximately $1.1 million and the Company is expensing these grants over the derived service period. Of the 217,542 performance shares granted during 2020, no shares were canceled during 2020, and 217,542 shares were outstanding as of December 31, 2020.

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

For these performance grants, the price on the date of grants was $8.18 per share, the expected volatility was 34.5%, the expected dividend yield is zero, and the risk-free rate of return was 2.47%. Given these assumptions, the tranche of the grants that will vest with a 50% increase in the stock price have a value using a binomial model of $2.30 per share, and a derived service period of 1.26 years.  For the tranche of the grants that will vest with a 100% increase in the stock price, the value of the shares is $1.30 per share and have a derived service period of 1.85 years. The Company is expensing these grants over the derived service period as noted for each tranche of a grant. Of the 216,600 performance shares granted during 2018, no shares were canceled during 2020, and 128,300 shares were outstanding as of December 31, 2020.

As of December 31, 2020, total remaining stock-based compensation expense for non-vested equity-based compensation was approximately $3.0 million, which is expected to be recognized on a weighted-average basis over the next 14 months. Historically, the Company has issued shares out of treasury stock to fulfill the share requirements from stock option exercises and restricted stock grants.

A summary of stock option activity under the 2010 Plan and Equity Plan is as follows:

	2010 Plan Options	Weighted- Average Exercise Price	Equity Plan Options	Weighted- Average Exercise Price
Outstanding at December 31, 2017	887,055	$11.74	734,425	$5.13
Granted	13,100	$6.45	—	$—
Exercised	(100,000)	$7.52	(286,875)	$4.67
Canceled or forfeited	—	$—	—	$—
Expired	—	$—	—	$—
Outstanding at December 31, 2018	800,155	$12.18	447,550	$5.42
Granted	26,500	$4.20	—	$—
Exercised	(45,096)	$4.95	(80,000)	$3.57
Canceled or forfeited	(50,325)	$6.97	(72,125)	$5.57
Expired	—	$—	—	$—
Outstanding at December 31, 2019	731,234	$12.69	295,425	$5.89
Granted	173,010	$5.88	—	$—
Exercised	(45,096)	$4.95	—	$—
Canceled or forfeited	—	$—	(50,125)	$7.18
Expired	—	$—	—	$—
Outstanding at December 31, 2020	859,148	$11.73	245,300	$5.62
Options Exercisable at December 31, 2020	662,247	$13.51	245,300	$5.62

Under the 2010 Plan, there were 45,096 shares exercised in both 2020 and 2019, and 100,000 shares exercised in 2018. For 2020, 2019, and 2018, the intrinsic value of the options exercised under the Equity Plan was less than $0.1 million, $0.1 million, and $1.1 million, respectively.

A summary of restricted stock activity under the 2010 Plan, the Equity Plan and the 1991 Restricted Stock Plan is as follows:

	2010 Plan Restricted Stock	Weighted- Average Fair Value	Equity Plan Restricted Stock	Weighted- Average Fair Value	1991 Restricted Stock Plan	Weighted- Average Fair Value
Outstanding at Dec. 31, 2017	507,036	$5.40	40,000	$4.97	90,454	$6.76
Granted	483,800	$7.61	—	—	—	$—
Released	(104,516)	$5.52	—	—	(31,937)	$8.41
Canceled or forfeited	(35,393)	$5.11	—	—	(2,400)	$5.75
Outstanding at Dec. 31, 2018	850,927	$6.65	40,000	$4.97	56,117	$5.87
Granted	636,268	$4.42	—	—	—	$—
Released	(112,160)	$5.59	—	—	(20,868)	$6.40
Canceled or forfeited	(228,151)	$6.80	—	—	(10,874)	$5.15
Outstanding at Dec. 31, 2019	1,146,884	$5.49	40,000	$4.97	24,375	$5.75
Granted	599,928	$5.02	—	—	—	$—
Released	(131,949)	$5.02	—	—	(11,470)	$5.75
Canceled or forfeited	(129,878)	$5.41	—	—	(1,925)	$5.75
Outstanding at Dec. 31, 2020	1,484,985	$5.35	40,000	$4.97	10,980	$5.75

Options Outstanding at December 31, 2020

A summary of stock options that were outstanding at December 31, 2020 for the 2010 Plan and the Equity Plan is as follows:

Range of Exercise Prices:	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
2010 Plan
$4.20 - $7.48	373,677	$5.78	7.4	$207,140
$12.16 - $13.75	232,375	$13.42	5.1	—
$15.04 - $16.93	105,096	$15.83	2.5	—
$20.68 - $21.41	148,000	$21.17	5.7	—
	859,148	$11.73	5.9	$207,140
Equity Plan
$4.15 - $4.78	105,300	$4.65	2.5	$154,841
$5.25 - $7.18	140,000	$6.35	3.5	52,200
	245,300	$5.62	3.1	$207,041

Options Exercisable at December 31, 2020

A summary of stock options that are exercisable at December 31, 2020 for the 2010 Plan and the Equity Plan is as follows:

Range of Exercise Prices:	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
2010 Plan
$4.20 - $7.48	176,776	$5.84	5.6	$129,396
$12.16 - $13.75	232,375	$13.42	5.1	—
$15.04 - $16.93	105,096	$15.83	2.5	—
$20.68 - $21.41	148,000	$21.17	5.7	—
	662,247	$13.51	4.9	$129,396
Equity Plan
$4.15 - $4.78	105,300	$4.65	2.5	$154,841
$5.25 - $7.18	140,000	$6.35	3.5	52,200
	245,300	$5.62	3.1	$207,041

The aggregate intrinsic values as calculated in the above charts detailing options that are outstanding and those that are exercisable, respectively, are based upon the Company’s closing stock price on December 31, 2020 of $6.12 per share.

11.	Significant Clients

In 2020, International Business Machines Corporation (IBM) was the Company’s largest client. The National Technical Services Agreement with IBM was renewed and now expires on October 27, 2023. In 2020, 2019, and 2018, IBM accounted for $77.5 million or 21.2%, $84.9 million or 21.5%, and $80.6 million or 22.5% of the Company’s consolidated revenue, respectively. The Company’s accounts receivable from IBM at December 31, 2020 and 2019 amounted to $11.3 million and $23.0 million, respectively.

No other client accounted for more than 10% of revenue in 2020, 2019, and 2018.

12.	Contingencies

The Company and its subsidiaries are involved from time to time in various legal proceedings and tax audits arising in the ordinary course of business. At December 31, 2020 and 2019, the Company was in discussion with various governmental agencies relative to tax matters, including income, sales and use, and property and franchise taxes. The outcome of these audits and legal proceedings, as applicable, involving the Company and its subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such audits cannot be accurately predicted. However, as none of these matters are individually or in the aggregate significant and as management has not recorded an estimate of its potential liability for these audits at December 31, 2020 and 2019. The Company does not expect the conclusion of these matters to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

Financial Information About Geographic Areas	2020	2019	2018
(amounts in thousands)
Revenue from External Customers:
United States	$203,495	$241,038	$232,178
Luxembourg (3)	66,411	64,852	44,660
Belgium (1)	59,851	52,468	48,585
Other countries	36,334	35,812	33,346
Total foreign revenue	162,596	153,132	126,591
Total revenue	$366,091	$394,170	$358,769
Long-lived Assets*:
United States	$1,710	$3,534	$3,715
France (2)	6,841	5,124	6,042
Luxembourg (3)	3,879	3,965	—
Other countries	2,182	2,195	1,835
Total long-lived assets*	$14,612	$14,818	$11,592
Deferred Tax Assets, Net of Valuation Allowance:
United States	$—	$78	$—
Europe	393	375	767
Total deferred tax assets, net	$393	$453	$767
*Long-lived Assets exclude goodwill

(1)	Revenue for our Belgium operations has been disclosed separately as it exceeds 10% of consolidated revenue in at least one of the years presented.
(2)	Long-lived assets for our France operations have been disclosed separately as they exceed 10% of consolidated long-lived assets in at least one of the years presented.
(3)	Revenue and long-lived assets for our Luxembourg operations have been disclosed separately as they exceed 10% of the consolidated balances in at least one of the years presented.

14.	Quarterly Financial Data (Unaudited)

	Quarters
	First (1)	Second (2)	Third (3)	Fourth	Total
(amounts in thousands, except per-share data)
2020
Revenue	$86,949	$89,146	$88,648	$101,348	$366,091
Direct costs	69,903	70,408	69,101	79,721	289,133
Gross profit	17,046	18,738	19,547	21,627	76,958
Selling, general, and administrative expenses	14,979	16,824	17,723	18,302	67,828
Operating income	2,067	1,914	1,824	3,325	9,130
Interest and other income (expense), net	(191)	1,208	334	180	1,531
Income before income taxes	1,876	3,122	2,158	3,505	10,661
Provision (benefit) for income taxes	732	1,363	(673)	1,600	3,022
Net income	$1,144	$1,759	$2,831	$1,905	$7,639
Basic net income per share	$0.08	$0.13	$0.21	$0.14	$0.56
Diluted net income per share	$0.08	$0.12	$0.20	$0.13	$0.53

	Quarters
	First (4)	Second	Third	Fourth	Total
(amounts in thousands, except per-share data)
2019
Revenue	$97,238	$100,408	$97,204	$99,320	$394,170
Direct costs	79,522	82,072	78,462	79,079	319,135
Gross profit	17,716	18,336	18,742	20,241	75,035
Selling, general, and administrative expenses	16,589	16,483	17,218	17,833	68,123
Operating income	1,127	1,853	1,524	2,408	6,912
Interest and other income (expense), net	(180)	(366)	(202)	125	(623)
Income before income taxes	947	1,487	1,322	2,533	6,289
Provision for income taxes	315	544	443	862	2,164
Net income	$632	$943	$879	$1,671	$4,125
Basic net income per share	$0.05	$0.07	$0.07	$0.12	$0.31
Diluted net income per share	$0.05	$0.07	$0.06	$0.12	$0.29

(1)	During the 2020 first quarter, the Company acquired StarDust. The results of operations of StarDust have been included in the Company’s consolidated financial results since the date of acquisition.

(2)

During the 2020 second quarter, the Company recorded a $0.4 million non-taxable life insurance gain for a former executive that passed away. The non-taxable life insurance gain is included in other income. Also, the Company sold its corporate headquarters located in Buffalo, NY for $2.5 million. The book value of the building was approximately $1.6 million at the time of sale and the Company recorded a gain on the sale of about $0.8 million, after fees.

(3)

During the 2020 third quarter, the Company recorded a $0.6 million non-taxable life insurance gain for a former executive that passed away. The non-taxable life insurance gain is included in other income.

(4)	During the 2019 first quarter, the Company acquired Tech-IT. The results of operations of Tech-IT have been included in the Company’s consolidated financial results since the date of acquisition.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management did not identify any control deficiencies it considered to be material weaknesses under the rules specified by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, and therefore concluded that its internal control over financial reporting was effective as of December 31, 2020.

The Company acquired StarDust on March 3, 2020, and management excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, StarDust’s internal control over financial reporting associated with assets representing $8.1 million of consolidated assets (of which $4.3 million represents goodwill and intangible assets included in the scope of the assessment), and revenues representing $5.3 million of consolidated revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020.

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

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Computer Task Group, Incorporated (a New York corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 12, 2021 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of StarDust SAS, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 5 and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020. As indicated in Management’s Report, StarDust SAS was acquired during 2020. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of StarDust SAS.

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

March 12, 2021

(c)	Changes in Internal Control Over Financial Reporting

The Company reviews, revises and improves the effectiveness of the Company’s internal controls on a continuous basis. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this annual report. There were no changes in the Company’s internal control over financial reporting that occurred during the Company's last fiscal quarter, which ended on December 31, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as otherwise set forth below, the information required in response to this item is included in this annual report on Form 10-K for the year ended December 31, 2020, except insofar as information with respect to executive officers is presented in Part I, Item 1 of this report pursuant to General Instruction G(3) of Form 10-K. Information regarding the Company’s Code of Conduct is incorporated herein by reference to the information set forth under “Available Company Information” in Part I, Item 1 of this annual report on Form 10-K. The Company maintains a separate standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act consisting of all independent directors, with James R. Helvey III as the designated audit committee financial expert. Mr. Helvey is independent, as independence for audit committee members is defined in the listing standard applicable to CTG.

Filip J.L. Gydé. Mr. Gydé, 60, was named Chief Executive Officer of the Company and appointed to the Company’s Board of Directors effective March 1, 2019. Mr. Gydé has been with CTG since May 1987 and most recently served as the Executive Vice President, General Manager, and President for CTG’s European operations. Mr. Gydé led the Company’s European operations from October 2000 through February 2019, and served as Interim Executive Vice President of Operations of CTG from October 2014 to April 2015, during which time he was responsible for overall company operating activities.

James R. Helvey III. Mr. Helvey, 62, was appointed to CTG’s Board of Directors in November 2015. Mr. Helvey co-founded Cassia Capital Partners, LLC, a registered investment advisor, in 2011 and has served as a managing partner since its formation. From 2005 to 2011, Mr. Helvey was a partner and the Risk Management Officer for CMT Asset Management Limited, a private investment firm. From 2003 to 2004, Mr. Helvey was a candidate for the United States Congress in the 5th District of North Carolina. Mr. Helvey served as Chairman and Chief Executive Officer of Cygnifi Derivatives Services, LLC, an online derivatives services provider, from 2000 to 2002. From 1985 to 2000, Mr. Helvey was employed by J.P. Morgan & Co., serving in a variety of capacities, including as Vice Chairman of J.P. Morgan’s Risk Management Committee, Chair of J.P. Morgan’s Liquidity Committee, Global Head of Derivative Counterparty Risk Management, head of the swap derivative trading business in Asia, and head of short-term interest rate derivatives and foreign exchange forward trading in Europe. Mr. Helvey graduated magna cum laude with honors from Wake Forest University. Mr. Helvey was also a Fulbright Scholar at the University of Cologne in Germany and received a Master’s degree in international finance and banking from Columbia University, School of International and Public Affairs, where he was an International Fellow. Mr. Helvey is a director and serves on the Audit Committee of Coca-Cola Consolidated Bottling Co. a publicly traded and independent bottler of Coca-Cola Company products, Verger Capital Management LLC, Piedmont Federal Savings Bank (Audit Chair), and has also served on the board of trustees of Wake Forest University from 1997 to 2017 and the Wake Forest Baptist Medical Center where he continues to serve as a director of Wake Forest University Health Sciences.  Mr. Helvey was a director of Pike Corporation, an energy solutions provider, from 2005 to 2014, where he served as Lead Independent Director, Chairman of the Audit Committee and Chairman of the Compensation Committee.

David H. Klein. Mr. Klein, 72, has been a Director since September 2012. He is the President of Klein Solutions Group, LLC, which provides advice on policy, strategy, operations and finance to healthcare delivery and payer organizations. Mr. Klein also serves as: a special advisor to the CEO of the University of Rochester (UR) Medical Center, a professor of public health sciences in the UR School of Medicine and Dentistry and as an executive professor of healthcare management in the UR Simon Business School. Mr. Klein was most recently the Chief Executive Officer of The Lifetime Healthcare Companies, which was comprised of Excellus BlueCross BlueShield (BCBS), Univera Healthcare, Lifetime Health Medical Group, Lifetime Care (home care agency), EBS-RMSCO Benefit Solutions (benefits consulting firm and third party administration) and MedAmerica (long-term care insurance company). Mr. Klein had been a senior executive with The Lifetime Healthcare Companies and its predecessor companies since 1986, serving as CEO from 2003 until 2012. Mr. Klein previously was an executive with the national BlueCross BlueShield Association and Health Care Service Corporation. He served as Director of the national Blue Cross Blue Shield Association (BCBSA) and America’s Health Insurance Plans. Mr. Klein currently serves as a Director of the following privately held companies: Landmark Health (a General Atlantic and Francisco Partners (private equity fund) company which creates and manages home visiting multi-disciplinary medical groups to care for complex, chronically ill patients), Cogito (a Goldman Sachs/ Open View Partner/Romulus Capital funded customer engagement/voice analytics company), NextHealth Technologies (a Norwest Venture Partners health care cost management optimization company), Excel Venture Partners Fund (a venture capital fund that invests in high-tech startups focused on Upstate New York) and Transparent Health Marketplace (a provider network management company using spot pricing and patient navigation to create value).  Mr. Klein is also a director of CA Healthcare Acquisition Corporation. Mr. Klein is a member of the Cressey & Company private equity fund Distinguished Executives Council. He serves as an advisor to Health Catalyst Capital Management, LLC and Triple Tree

Capital Partners venture funds. He is past non-executive chair of the New York eHealth Collaborative which operates New York State’s health information exchange and as a Director of Commonwealth Care Alliance (a health plan that serves high cost high need patients). Mr. Klein chaired United Way of Greater Rochester and an American Cancer Society Capital Campaign to establish a new Rochester Hope Lodge. He has also been president of the local Boy Scout Council and Director of Northeast Region, Boy Scouts of America. He is a Boy Scouts’ Distinguished Eagle Scout and a recipient of their Silver Beaver and Silver Antelope awards. Mr. Klein received a Bachelor of Science from Rensselaer Polytechnic Institute and his Master of Business Administration from the University of Chicago.

Valerie Rahmani. Ms. Rahmani, 63, was appointed to CTG’s Board of Directors in November 2015. Ms. Rahmani is a non-executive Director and member of the Nominations and Risk Committees of the London Stock Exchange Group plc. She is a non-executive Director and member of the Audit Committee of RenaissanceRe Holdings Ltd, a Bermuda-based reinsurance company. She is a non-executive Director and member of the Compensation Committee of Entrust Corporation, a Minneapolis based provider of identity, payment and data protection. She is also a Board member of a social media startup, Rungway, based in London. From November 2017 until August 2019 she was the part-time CEO of the Innovation Panel of Standard Life Aberdeen plc, a global investment company based in the UK. From 2010 to 2015, Ms. Rahmani was a member of the Board of Directors of Teradici Corporation—a private technology—company where she served on the Audit and Compensation Committees. She most recently served as Chief Executive Officer of Damballa, Inc. from 2009 to 2012. Damballa was a venture capital funded cyber-security company headquartered in Atlanta, Georgia. Prior to her role at Damballa, Ms. Rahmani was with IBM in various managerial capacities for 28 years. Her last role with IBM was General Manager of IBM Internet Security Systems. Other IBM roles included General Manager of the $2.7 billion Global Technology Services business, head of Sales and Services Strategy unit, General Manager of IBM’s $3.5 billon UNIX server business, General Manager of IBM’s Mobile business as well as serving as the Executive Assistant to Louis Gerstner, former Chairman and Chief Executive Officer of IBM. Ms. Rahmani holds an MA and a Doctor of Philosophy degree in Chemistry from Oxford University, England.

Raj Rajgopal. Mr. Rajgopal, 60, was appointed to CTG’s Board of Directors in December 2020.  Mr. Rajgopal is currently the President of RR Advisory Services, LLC, an advisory firm that offers due diligence and consulting services to venture capital, private equity, and large enterprises. He also serves as a Board observer at Wevo Conversion, a provider of artificial intelligence and machine learning based digital marketing platform.  From 2005-2019, Mr. Rajgopal served in various capacities at Virtusa Corporation (VRTU: Consulting & Technology Services), serving as its President from 2013 to 2019. Mr. Rajgopal successfully led Virtusa’s transformation from an engineering services firm to a leading digital consulting, digital solutions and IT services organization.  Mr. Rajgopal also served as an independent consultant to Virtusa Corporation from 2003-2005 where he helped set the company’s long-term growth strategy.  From 1991-2003, Mr. Rajgopal held global leadership roles in both the U.S. and the U.K. with Capgemini, a global leader in consulting, technology services and digital transformation. He was also a Director of Advanced Technologies at BGS Systems, Inc.  Mr. Rajgopal holds a Masters degree in Business from the MIT Sloan School of Management, and Masters degrees in both Computer Science and Operations Research from Virginia Tech.

Daniel J. Sullivan. Mr. Sullivan, 74, has been a Director of CTG since 2002 and was appointed to serve as the non-executive Chairman of the Board of Directors in October 2014. He most recently served as the President and Chief Executive Officer of FedEx Ground from 1998 until 2007. FedEx Ground is a wholly owned subsidiary of FedEx Corporation. From 1996 to 1998, Mr. Sullivan was the Chairman, President and Chief Executive Officer of Caliber System. In 1995, Mr. Sullivan was the Chairman, President and Chief Executive Officer of Roadway Services. Mr. Sullivan is currently a member of the Board of Directors of Schneider National, Inc. (Green Bay, Wisconsin), where he serves on the compensation and governance committees. He serves on the Board of Advisors of Package Solutions, (Atlanta, Georgia) from 2015 to the present, the Board of Advisors of Aviation Investment Partners, (Charleston, South Carolina) from 2014 to the present and is the Principal of Flyway, LLC, (Kiawah Island, South Carolina) from 2009 to the present. Mr. Sullivan is also an Emeritus Director of the Board of Directors of The Medical University of South Carolina Foundation. Mr. Sullivan previously served as a member of the Board of Directors of Pike Electric, Inc. from 2007 to 2014 (Pike Electric was sold in December 2014 to Court Square Capital Partners), GDS Express (Akron, Ohio) from 2004 to 2009; and Gevity, Inc. (Bradenton, Florida) from 2008 to 2009. He is a former federal commissioner for the Flight 93 National Memorial project in Somerset County, Pennsylvania.

Owen J. Sullivan. Mr. Sullivan, 63, was appointed to the Board of Directors in February 2017. Mr. Sullivan is Chief Operating Officer of NCR, a position he has held since July 2018. Before becoming Chief Operating Officer of NCR, Mr. Sullivan was an independent consultant, providing strategic planning, consulting and executive mentoring, and working with and investing alongside private equity firms and other investor groups. Prior to that, Mr. Sullivan was with ManpowerGroup, a workforce and talent management solutions company, from 2003 to 2013. At ManpowerGroup, he served as President of the Specialty Brands and Experis units from 2010 to 2013, and he served as the Chief Executive Officer of the Right Management and Jefferson Wells International, Inc. subsidiaries from 2004 to 2013 and from 2003 to

2010, respectively. Before joining ManpowerGroup, Mr. Sullivan was with Sullivan Advisors, LLC, a provider of strategic planning, consulting and executive mentoring for small to medium-sized businesses from 2001-2003. Prior to that, Mr. Sullivan was with Metavante Inc., a bank technology processing company from 1993 to 2001, where he served in various management roles including as the President of Metavante’s Financial Services Group and Enterprise Solutions Group. Mr. Sullivan is a past Chairman of the Board of Directors at Marquette University but still serves as a trustee of the Board.

The Nominating and Corporate Governance Committee and the Board of Directors focuses on the experience, qualifications, attributes and skills discussed in each of the director’s biographies set forth above.  In each case, the Committee and the Board of Directors considered the achievements throughout the successful careers of each of the individuals.

With regard to Mr. Gydé, the Committee noted that Mr. Gydé has been with the Company since October 1990 and had served as the Executive Vice President, General Manager and President for the Company’s European operations. Mr. Gydé led the Company’s European operations since October 2000 and served as Interim Executive Vice President of Operations of CTG from October 15, 2014 until April 5, 2015, during which time he was responsible for overall company operating activities. With regard to Mr. Helvey, the Committee considered his extensive financial experience and prior audit committee experience.  With regard to Mr. Klein, the Committee considered his extensive experience managing health plan entities and his knowledge of the healthcare industry.  With regard to Ms. Rahmani, the Committee considered her experience in cybersecurity and her management experience within the IT Services industry.  With regard to Mr. Daniel J. Sullivan, the Committee considered the broad perspective resulting from his diverse experience in managing and serving as an officer for a large, public company.  With regard to Mr. Owen J. Sullivan, the Committee considered his extensive experience in the staffing solutions and professional resourcing industry, including his roles at ManpowerGroup. With regard to Raj Rajgopal, the Committee considered his broad and deep leadership experience in the industry throughout the globe, particularly in the implementation of digital strategies and transformation.

Executive Officers of the Company

The following individuals are executive officers of the Company:

Name	Age	Office	Period During Which Served as Executive Officer	Other Positions and Offices with Registrant
Filip J. L. Gydé	60	President and Chief Executive Officer Executive Vice President, President and General Manager of Europe Senior Vice President Interim Executive Vice President of Operations Senior Vice President	March 1, 2019 to date May 8, 2018 to Feb. 28, 2019 April 6, 2015 to May 7, 2018 Oct. 15, 2014 to April 5, 2015 Oct. 1, 2000 to Oct. 14, 2014	Director

John M. Laubacker	54	Executive Vice President, Chief Financial Officer Interim Chief Financial Officer	April 21, 2017 to date Oct. 15, 2014 to April 5, 2015	Treasurer

Peter P. Radetich	66	Senior Vice President, General Counsel	April 28, 1999 to date	Secretary

Thomas J. Niehaus	59	Executive Vice President, General Manager of North America	May 5, 2019 to date	None

Rénald Wauthier	52	Senior Vice President Vice President	April 1, 2020 to date January 23, 2019 to March 31, 2020	None

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

Mr. Wauthier was promoted to Senior Vice President of our European operations on April 1, 2020.  Previously, Mr. Wauthier was a Vice President from January 23, 2019 through March 2020, and prior to that was Managing Director of our Luxembourg operation from August 30, 1996 to January 22, 2019.  Mr. Wauthier joined the Company in 1995.

Delinquent Section 16(a) Reports

During the 2020 fiscal year, Company Director, Valerie Rahmani, failed to timely report one transaction consisting of the purchase of 2,272 shares of the Company’s common stock that occurred on December 11, 2020.  There were no other known delinquent filings for fiscal 2020 and no known delinquent filings from a previous fiscal year that became known during the last fiscal year.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Committee Composition and Primary Purposes

The Compensation Committee of the Board of Directors consists of Valerie Rahmani, Chair, James R. Helvey III, David H. Klein, Raj, Rajgopal, Daniel J. Sullivan, and Owen J. Sullivan.  The Compensation Committee is responsible for overseeing the administration of the Company’s employee stock and benefit plans, establishing policies relating to the compensation of employees and setting the terms and conditions of employment for executive officers.  During 2020, the Compensation Committee held a total of five meetings.  The Board of Directors has determined that the members of the Compensation Committee are independent.

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

The primary purposes of the Compensation Committee are to:

(1)	review and approve corporate goals and objectives relevant to the Company’s compensation philosophy,
(2)	evaluate the CEO’s performance and determine the CEO’s compensation in light of those goals and objectives,
(3)	review and approve executive officer compensation, incentive compensation plans and equity-based plans, and
(4)

produce an annual report on executive compensation, and approve the Compensation Discussion and Analysis, for inclusion in the Company’s annual proxy statement or this annual report on Form 10-K for the year ended December 31, 2020.

Effect of Say-on-Pay Vote

At the September 2020 annual meeting, shareholders were asked to approve the Company's fiscal 2019 executive compensation programs.  Of those who voted, over 78% voted to approve the proposal.  In light of these results, and in consideration of shareholder input obtained from outreach efforts taken in connection with the 2020 meeting, the Compensation Committee carefully reviewed the Company's executive compensation practices.  The Committee concluded that the Company's existing executive compensation programs continue to be the most appropriate for the Company and effective in rewarding executives commensurate with business results.  The Committee believes that the best way to align the CEO's compensation with shareholder interests is to place the majority of his compensation at-risk in the form of long-term performance based equity awards and annual incentive opportunity.

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

In an effort to accomplish the Company’s objective of offering competitive total compensation packages, the Compensation Committee routinely surveys total compensation packages for all executive officers.  In 2020, as has been the practice for several years, the Compensation Committee retained the services of Pay Governance LLC (“Pay Governance”), a highly regarded independent compensation consulting firm, to undertake an annual compensation review for each of the Company’s executive officers. Pay Governance reports to and acts solely at the direction of the Compensation Committee. Pay Governance does not provide any other services to the Company or any of the Company’s executive officers individually, aside from those services provided to the Compensation Committee. Pay Governance has provided the Committee with appropriate assurances and confirmation of its independent status.  Furthermore, the Committee has considered the factors set forth in 17 C.F.R. §240.10C-1(b) (4) (i)-(vi) and believes that Pay Governance has been independent throughout its services to the Committee.  Prior to conducting the study, Pay Governance was provided with job descriptions for each of the executive officers and was specifically instructed to provide the Compensation Committee with a Competitive Market Analysis, a written report for each executive officer reflecting the competitive range of total compensation for comparable positions.

Surveying Methodology Used.  Pay Governance used a Willis Towers Watson executive compensation database to create the report. This database contains compensation data from approximately 700 companies.  From this data, Pay Governance performed regression analyses designed to identify a competitive range for jobs in similar companies by revenue size, and in similar business units or with similar position-specific revenue responsibilities. Pay Governance’s competitive range is based solely on external competitive data and does not take individual performance or internal pay equity into account.  The competitive range identified in the Pay Governance report approximates the statistical mean within one standard deviation. As such, the competitive range tends to fall within approximately 15% of either side of the median. Deviation within this range is usually explained by differences in experience, length of service and/or differences in responsibilities.

For 2020, the Pay Governance report observed that total compensation for all named executive officers, except Mr. Gydé, was within the competitive range.  The total compensation for Mr. Gydé was within the competitive range prior to his promotion to CEO in March 2019.

To further assess the Company’s overall compensation practices versus the market, Pay Governance collected pay data for the CFO position from the most recent proxy statements for a number of peer companies selected by the Compensation Committee. The companies selected were BG Staffing, Inc., Cross Country Healthcare, Inc., The Hackett Group, Inc., Huron Consulting Group, Inc., Information Services Group, Inc., Mastech Digital, Inc., Perficient, Inc., PRGX Global, Inc. and RCM Technologies, Inc. Pay Governance selected only the CFO position because all companies are required to report data on this position, and the duties are generally comparable. The results of this comparison indicated that the compensation level for the CFO fell between the 25th and 50th percentiles of the peer companies.

Upon completion of the report, the Compensation Committee met personally with a representative of Pay Governance to review the document.  The Compensation Committee used a separate Pay Governance study, in conjunction with the Company’s overall long-term financial and operating objectives for 2020, to set total compensation for Mr. Gydé, the Company’s CEO.  Mr. Gydé did not have a direct role in establishing the terms of his compensation, the details of which for 2020 are discussed below.

The CEO used the Pay Governance Competitive Market Analysis, in conjunction with the Company’s overall long-term financial and operating objectives for 2020, to make compensation recommendations to the Board for each executive officer.  It has been the practice of the Board to approve total compensation packages that contain a significant portion of tailored, performance-based incentives within the executive officer’s purview.  The executive officers have no direct role in establishing the terms of their compensation.  The details of each named executive officer’s total compensation for 2020 are discussed below.

Components of Executive Compensation

The compensation paid to the Company’s executive officers, as reflected in the tables set forth in this annual report on Form 10-K for the year ended December 31, 2020, can be broken down into the following three general categories: (i) Baseline Compensation, (ii) Performance-Based Incentives, and (iii) Equity-Based Incentives.

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

Annual Base Salary —In an effort to stay competitive, annual salaries for executive officers are reviewed by the Compensation Committee on a yearly basis.  With respect to determining the base salary of executive officers, the Committee takes into consideration the compensation report prepared by Pay Governance, the executive’s individual performance as well as internal equity considerations.  Of these factors, the Pay Governance report is generally given the most weight.  In addition, if circumstances warrant, such as a change in role or responsibility, the Compensation Committee may grant discretionary bonuses from time to time to executive officers.  The Compensation Committee did not grant any discretionary bonuses in 2020.

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

Executive-Level Benefits —In addition to the benefits afforded to employees generally, executive officers are also eligible to participate in or receive the benefit of the following Company sponsored Executive-Level Benefits: Long-Term Executive Disability Plan, Executive Life Insurance Plan, Accidental Death & Dismemberment and Travel Accident Plan, Income Tax Preparation and Advice program, and the Company’s change in control agreements. Mr. Gydé does not have a change in control agreement as Belgian law designates the calculation of separation benefits.  A synopsis of these Executive-Level Benefits is provided below:

•

Long-Term Executive Disability Plan. The Company will pay, on the executive’s behalf, the premiums associated with maintaining a long-term disability policy with approximately 70% salary replacement up to $25,000 per month. The benefits provided under the Long-Term Executive Disability Plan are provided in lieu of the Long-Term Disability Plan afforded to employees generally.
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

•

Income Tax Preparation and Advice Program. The Company will generally reimburse executives for out-of-pocket fees expended, up to $2,000 (6,000 Euro for Mr. Gydé) on tax preparation, financial planning or advice.

•

Change in Control Agreements. All executive officers’ change in control agreements contain double trigger mechanisms.  Pursuant to the terms of these agreements, executives are generally entitled to the following benefits in the event of a change in control (as defined in the agreements): (a) immediate vesting of all stock-related awards granted under the 2010 Equity Award Plan, the 2000 Equity Award Plan, or the 1991 Restricted Stock Plan; (b) immediate vesting and cash payout of any deferred compensation accruing pursuant to the Company’s Nonqualified Key Employee Deferred Compensation Plan; and (c) to the extent that the executive’s stock option rights are impeded or adversely affected by the resulting change in control (i.e., no comparable conversion options offered), an executive is entitled to an immediate lump sum payout of the built-in gain on all unexercised stock options, calculated as of the date of the change in control.  Further, additional severance benefits apply in the event the executive’s employment is terminated for Good Reason by the executive or without Cause by the Company within six (6) months before or twenty-four (24) months after the date of change in control. These additional severance benefits include: a lump sum payment of two times the executive’s annual rate of salary, a lump sum payment of two times the executive’s average annual Incentive (calculated from the preceding three years), a lump sum payout (in lieu of continued healthcare coverage) equal to 25% of current salary and highest annual Incentive (from the preceding three years), indemnification coverage for a period of sixty (60) months, a cash-out of equity-based compensation; and payout of any and all deferred compensation accruing up to the date of termination. For more information on Potential change in control related payments, see “Potential Payments upon Termination or Change in Control.”

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

Annual Cash Incentive Compensation —Each executive officer’s total annual compensation includes a potential Incentive award.  Incentive payments are contingent upon the accomplishment of certain performance-based objectives selected by the Compensation Committee annually.  In selecting objectives, the Compensation Committee seeks to individually tailor performance criteria for each executive officer. The amounts of the Incentive, and the formula for calculating actual payments, are regularly reviewed and surveyed in conjunction with the Pay Governance study discussed earlier.  In 2020, the Compensation Committee established performance objectives for the executive officers based on targeted levels of revenue and non-GAAP operating income. To the extent an executive officer has specific operational responsibilities, performance objectives were split between: (i) consolidated revenue and non-GAAP operating income for the entire Company and (ii) business unit revenue and gross profit for that executive officer’s focus of operation.  Targets for non-operational executive officers, including the CEO, were based solely on consolidated revenue and non-GAAP operating income for the entire Company.  In 2020, the planned consolidated revenue and consolidated operating income targets for all executive officer incentive plans were $406,316,000 and $10,712,000, respectively.

The formula for calculating each executive officer’s Incentive provides that at least 80% of the stipulated plan target (“Threshold”) must be achieved before any remuneration is awarded for that objective.  If the Threshold is achieved, the executive officer receives 50% of the designated plan award for that objective. Then, for each additional 1% achieved above the Threshold, up to 100% of the plan target (“Objective Goal”), the executive officer receives another 2.5% of the designated plan award for that objective. For each additional 1% achieved above the Objective Goal, the executive officer receives another 5% of the designated plan award for that objective.  Each plan prohibits the receipt of amounts in excess of two hundred percent 200% of the designated plan award for that objective.

The plan award is generally calculated as a percentage of annual base salary.  In 2020, the plan awards were:

(i)	For Mr. Gydé, 100% of base salary actually paid.

(ii)	For Mr. Laubacker, CFO, approximately 58% of base salary actually paid,
(iii)	For Mr. Niehaus, EVP, approximately 65% of base salary actually paid,
(iv)	For Mr. Radetich, SVP, approximately 69% of base salary actually paid, and
(v)	For Mr. Wauthier, SVP, approximately 48% of base salary actually paid (pro-rated for his appointment to SVP on April 1, 2020).

The Compensation Committee believes that each executive officer’s Incentive plan targets for 2020 involved a reasonably challenging degree of difficulty that considers current economic challenges and reflects the Board’s desire to maintain flexibility in enhancing the executive officer’s focus, motivation and enthusiasm.  In exceptional circumstances, the Compensation Committee exercises discretion to award Incentive compensation absent achievement of the specified thresholds or to reduce or increase the size of any award or payout.  In this manner, the Compensation Committee believes that each executive officer’s Incentive plan targets are reasonably tailored to promote the Company’s overall annual and long-term financial goals.

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

Restricted Stock Grants During 2020 —The Compensation Committee granted restricted stock awards under the 2010 Equity Award Plan to various executive officers as identified in the tables below.  In general, recipients of restricted stock awards receive a specified number of non-transferable restricted shares to be held by the Company, in the name of the grantee, until satisfaction of stipulated vesting requirements.  Upon satisfaction of such vesting requirements, restrictions prohibiting transferability will be removed from the vested shares.  In determining whether to grant an individual restricted stock, the Compensation Committee considers an executive’s contribution toward Company performance, expected future contribution and the number of options and shares of common stock presently held by the executive.  For awards of restricted stock granted in 2020 to the executive officers, the shares vest at the end of a three-year period. If the Company’s cumulative three-year non-GAAP earnings per share for the years 2020, 2021, and 2022 equals or exceeds $1.77, then 100% of the grants will vest. If the combined cumulative three-year non-GAAP earnings per share is 80% or more, but less than 100% of the earnings per share target, a pro-rata portion of the grants shall vest. If at least 80% of the three-year non-GAAP earnings per share target is not met, the grants will expire.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2020.

Submitted by the Compensation Committee

Valerie Rahmani, Chair

James R. Helvey III

David H. Klein

Raj Rajgopal

Daniel J. Sullivan

Owen J. Sullivan

Compensation Committee Interlocks and Insider Participation

During the last completed fiscal year, the Compensation Committee was comprised entirely of independent directors.  The Compensation Committee of the Board of Directors is composed of Valerie Rahmani, Chair, James R. Helvey III, David H. Klein, Raj Rajgopal, Daniel J. Sullivan, and Owen J. Sullivan.

2020 SUMMARY COMPENSATION TABLE

					Non-Equity
Name and			Stock	Option	Incentive Plan		All Other
Principal Position	Year	Salary	Awards	Awards	Compensation		Compensation		Total
(a)	(b)	(c) ($) (10)	(e) ($) (1)	(f) ($) (2)	(g) ($)		(i) ($) (4)		(j) ($)
Filip J.L. Gydé
President and CEO (March 2019 to present)	2020	$465,481	$386,198	$128,743	$758,850	(3)	$65,742	(5)	$1,805,014

	2019	$395,508	$449,995	$—	$497,303	(3)	$70,945	(5)	$1,413,751

EVP, President and GM, CTG Europe	2018	$356,971	$45,000	$—	$229,406	(3)	$113,268	(5)	$744,645

John M. Laubacker
EVP, CFO and Treasurer	2020	$343,462	$187,396	$62,498	$324,169	(3)	$41,902	(6)	$959,427

	2019	$355,000	$209,998	$—	$302,333	(3)	$34,578	(6)	$901,909

	2018	$320,000	$71,640	$—	$106,152	(3)	$30,323	(6)	$528,115

Thomas J. Niehaus
EVP and GM, CTG North America	2020	$298,269	$201,155	$33,740	$224,856	(3)	$70,033	(7)	$828,053
(from May 5, 2019 to present)
	2019	$215,000	$101,097	$33,518	$145,193	(3)	$47,681	(7)	$542,489

Peter P. Radetich
SVP and General Counsel	2020	$266,635	$108,662	$36,232	$299,339	(3)	$22,073	(8)	$732,941

	2019	$283,000	$144,996	$—	$285,669	(3)	$19,964	(8)	$733,629

	2018	$283,000	$50,400	$—	$102,689	(3)	$20,018	(8)	$456,107

Rénald Wauthier
SVP	2020	$289,389	$197,333	$28,189	$200,415	(3)	$28,048	(9)	$743,374

(1)

The amounts in column (e) reflect the aggregate grant date fair value for the awards granted in the fiscal years ended December 31, 2020, 2019, and 2018 as applicable, as computed in accordance with FASB ASC Topic 718.  The assumptions used in the calculation of these amounts are included in footnote 10 to the Company’s audited financial statements for the fiscal year ended December 31, 2020 included in Item 8, “Financial Statements and Supplementary Data.”

(2)

The amounts in column (f) reflect the aggregate grant date fair value for the options granted in the fiscal years ended December 31, 2020, 2019, and 2018 as applicable, as computed in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in footnote 10 to the Company’s audited financial statements for the fiscal year ended December 31, 2020 included in Item 8, “Financial Statements and Supplementary Data.”

(3)	Represents cash payments earned under the respective executive’s annual cash incentive plan.
(4)

Life Insurance.  During 2020, 2019, and 2018, the Company provided life insurance benefits for Messrs. Gydé, Laubacker, Niehaus and Radetich. The premiums paid by the Company in 2020 for this benefit totaled $45,169, $19,579, $47,575 and $0, respectively. The premiums paid by the Company for this benefit in 2019 for Messrs. Gydé, Laubacker, Niehaus and Radetich totaled $38,151, $15,969, $32,452, and $0, respectively.  The premiums paid by the Company for this benefit in 2018 for Messrs. Gydé, Laubacker and Radetich totaled $30,773, $13,268, and $0, respectively.

401(k) Contributions. The Company may match up to 3% of the contributions made by Messrs. Laubacker, Niehaus, and Radetich to the Computer Task Group, Incorporated 401(k) Retirement Plan.  Contributions made by the Company to Messrs. Laubacker, Niehaus and Radetich in 2020 totaled $2,495, $207, and $1,054, respectively.  No contributions were made in 2019. In 2018, the Company contributed $375 to Mr. Laubacker’s account.

(5)

Previously, the Company paid Mr. Gydé: (i) 92% of one month’s pay as vacation pay and (ii) a year-end premium equal to one month’s base salary. Together, these legal obligations totaled $14,321 in 2019, and $63,005 in 2018.  The Company also contributes towards Mr. Gydé’s cafeteria plan account, which is a plan generally available to all Belgium employees. Contributions to Mr. Gydé’s cafeteria plan totaled $45,169 in 2020, $38,151 in 2019, and $30,773 in 2018. The Company also leases an automobile for Mr. Gydé’s use, which is an option provided to all Belgium employees with a likelihood of traveling.  The cost to the Company for leasing Mr. Gydé’s automobile was $15,904 in 2020, $16,234 in 2019, and $17,128 in 2018. Mr. Gydé also received $4,669, $2,239 and $2,362 for the Income Tax Preparation and Financial Advice Program in 2020, 2019, and 2018, respectively. For the amounts paid to Mr. Gydé in Euros, the amounts were converted to United States Dollars based on the average foreign currency exchange rates for 2020, 2019, and 2018.

(6)

In addition to life insurance premiums (as further disclosed in footnote 4), during 2020, 2019, and 2018, Mr. Laubacker received a total value of $19,828, $18,609, and $17,055, respectively, in Other Compensation for the following Benefits (which are further described in this Item 11, Executive Compensation):  Long-Term Executive Disability Plan, Accidental Death & Dismemberment & Travel Accident Plan, 401(k) match, and the Company’s Medical and Dental Plan.

(7)

In addition to life insurance premiums (as further disclosed in footnote 4), during 2020 and 2019 Mr. Niehaus received a total value of $20,251 and $15,229 for the following Benefits (which are further described in this Item 11, Executive Compensation): Long-Term Executive Disability Plan, Accidental Death & Dismemberment & Travel Accident Plan, 401(k) match, the Company’s Medical and Dental Plan, and the Income Tax Preparation and Advice Program.

(8)

In addition to life insurance premiums (as further disclosed in footnote 4), during 2020, 2019, and 2018, Mr. Radetich received a total value of $20,910, $19,964, and $20,817 for the following Benefits (which are further described in this Item 11, Executive Compensation): Long-Term Executive Disability Plan, Accidental Death & Dismemberment & Travel Accident Plan, 401(k) match, the Company’s Medical and Dental Plan, and the Income Tax Preparation and Advice Program.

(9)

Mr. Wauthier, who was promoted to SVP on April 1, 2020, received $21,233 in 2020 for the Company leasing an automobile for the benefit of Mr. Wauthier, which is an option provided to all Luxembourg employees with a likelihood of traveling.  Mr. Wauthier also received a total of $6,815 in 2020 for other statutory benefits.

(10)

During 2020, all of the names executive officers took a reduction in pay equaling 20% of their base compensation for 25 weeks during the year. Mr. Wauthier was reimbursed for his reduction in pay under a program administered by the Luxembourg government.

Specific Executive Officer Compensation Plans and Employment Agreements

Filip J.L. Gydé, CEO.   In 2020, Mr. Gydé’s total compensation included annual base salary payments of $465,481, an Incentive of $758,850, grants of 65,680 restricted shares with a value of $386,198 (of which approximately 67% of the grants have a performance condition), and a grant of 65,630 stock options with a value of $128,743.  In setting baseline compensation and the performance standards for Mr. Gydé, the Compensation Committee considered the Pay Governance report.  The total amount of compensation that Mr. Gydé received was based on a combination of his baseline compensation, and the extent to which the thresholds for compensation were achieved under his performance based incentives.  Pursuant to Belgian law, the Company is required to pay Mr. Gydé certain additional benefits that are generally afforded to all Belgian employees.  These benefits totaled $65,742 (see the “2020 Summary Compensation Table”).

John M. Laubacker, CFO.  In 2020, Mr. Laubacker’s total compensation included annual salary payments of $343,462, an Incentive of $324,169, grants of 31,870 restricted shares with a value of $187,396 (of which approximately 67% of the grants have a performance condition), and a grant of 31,860 stock options with a value of $62,498.  In setting baseline compensation and the performance standards for Mr. Laubacker’s compensation, the Compensation Committee considered the Pay Governance report.  The total amount of compensation that Mr. Laubacker received was based on a combination of his baseline compensation, and the extent to which the thresholds for compensation were achieved under his performance based incentives. Mr. Laubacker also received additional benefits totaling $41,902 (see the “2020 Summary Compensation Table”).

Thomas J. Niehaus, EVP.  In 2020, Mr. Niehaus’ total compensation included annual base salary payments of $298,269, an Incentive of $224,856, grants of 34,210 restricted shares with a value of $201,155 (of which approximately 34% of the grants have a performance condition), and a grant of 17,200 stock options with a value of $33,740. In setting baseline compensation and the performance standards for Mr. Niehaus’ compensation, the Compensation Committee considered the Pay Governance report.  The total amount of compensation that Mr. Niehaus received was based on a combination of his baseline compensation, and the extent to which the thresholds for compensation were achieved under his performance-based incentives. Mr. Niehaus also received additional benefits totaling $70,033 (see the “2020 Summary Compensation Table”).

Peter P. Radetich, SVP.   In 2020, Mr. Radetich’s total compensation included annual base salary payments of $266,635, an Incentive of $299,339, grants of 18,480 restricted shares with a value of $108,662 (of which approximately 67% of the grants have a performance condition), and a grant of 18,470 stock options with a value of $36,232. In setting baseline compensation and the performance standards for Mr. Radetich’s compensation, the Compensation Committee considered the Pay Governance report and his past performance.  The total amount of compensation that Mr. Radetich received was based on a combination of his baseline compensation, and the extent to which the thresholds for compensation were achieved under his performance-based incentives. Mr. Radetich also received additional benefits totaling $22,073 (see the “2020 Summary Compensation Table”).

Rénald Wauthier, SVP.   Mr. Wauthier’s was promoted to Senior Vice President on April 1, 2020. Mr. Wauthier’s total compensation included annual base salary payments (including payments made under a program administered by the Luxembourg government) of $289,389, an Incentive of $200,415, grants of 33,560 restricted shares with a value of

$197,333 (of which approximately 29% of the grants have a performance condition), and a grant of 14,370 stock options with a value of $28,189. In setting baseline compensation and the performance standards for Mr. Wauthier’s compensation, the Compensation Committee considered the Pay Governance report and his past performance.  The total amount of compensation that Mr. Wauthier received was based on a combination of his baseline compensation, and the extent to which the thresholds for compensation were achieved under his performance-based incentives. Mr. Wauthier also received additional benefits totaling $28,048 (see the “2020 Summary Compensation Table”).

We believe executive pay must be internally consistent and equitable to motivate our employees to create shareholder value. We are committed to internal pay equity, and the Compensation Committee monitors the relationship between the pay our executive officers receive and the pay our non-managerial employees receive. The compensation for our CEO in 2020 was approximately 35 times the median pay of our employees.

Our CEO to median employee pay ratio is calculated in accordance with the SEC’s rules and regulations under item 402(u) of Regulation S-K. We identified the median employee by examining the 2020 total cash compensation for all individuals, excluding our CEO, who were actively employed by us on December 31, 2020, the last day of our fiscal year. We included full-time, part-time, and seasonal employees. For employees that were not located in the US, we converted their total cash compensation from local currencies to US dollars by using the 2020 average currency exchange rates per www.irs.gov (https://www.irs.gov/individuals/international-taxpayers/yearly-average-currency-exchange-rates). We did not make any other assumptions, adjustments, or estimates with respect to the total cash compensation, and we did not annualize the compensation for any employees that were not employed by us for all of 2020. We believe the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees.

After identifying the median employee based on total cash compensation, we calculated the annual total compensation for such employee using the same methodology we use for our named executive officers as set forth in the 2020 Summary Compensation Table in our Proxy Statement.

As illustrated in the table below, our 2020 CEO to median employee pay ratio is 35:1:

	Filip J.L. Gydé, President and CEO	Median CTG Employee
Salary	$465,481	$51,999
Overtime Pay	—	—
Stock Awards	514,941	—
Non-Equity Incentive	758,850	—
All Other Compensation	65,742	—
	$1,805,014	$51,999

Ratio	34.71	1.00

2020 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
(a)	(b)	(c) ($)	(d) ($)	(e) ($)	(f) #	(g) #	(h) #	(i) #	(j) #	(k) ($/sh)	(l) ($)
Filip J.L. Gydé	3/6/2020	$257,500	$515,000	$1,030,000	21,895	43,790	43,790	21,890	65,630	$5.88	$514,941
John M. Laubacker	3/6/2020	$110,000	$220,000	$440,000	10,625	21,250	21,250	10,620	31,860	$5.88	$249,894
Thomas J. Niehaus	3/6/2020	$107,500	$215,000	$430,000	5,735	11,470	11,470	22,740	17,200	$5.88	$234,895
Peter P. Radetich	3/6/2020	$101,575	$203,149	$406,298	6,160	12,320	12,320	6,160	18,470	$5.88	$144,894
Rénald Wauthier	3/6/2020	$53,511	$107,023	$214,045	4,795	9,590	9,590	23,970	14,370	$5.88	$225,522

(1)

The amounts shown in column (c) reflect Incentives that would be paid for achieving 80% of the plan target. The amounts shown in column (d) reflect Incentives that would be paid for achieving 100% of all stipulated plan targets. For Mr. Wauthier, his annual incentive as SVP for 2020 was $142,697, but this amount was prorated to $107,023 as his promotion was effective April 1, 2020. Additionally, Mr. Wauthier earned $29,906 of incentives as his role as a VP between January 1, 2020 and March 31, 2020. The amounts shown in column (e) reflect the maximum Incentives that would be paid under the stipulated plan.  The number of shares shown in column (f) reflect the number of shares that will be awarded for achieving 80% of the plan target. The number of shares showed in columns (g) and (h) reflect the number of shares that will be awarded for achieving 100% or more of the plan target. Further discussion of Incentive plan calculations is provided under the section entitled “Annual Cash Incentive Compensation,” found earlier in this annual report on Form 10-K for the year ended December 31, 2020 under the heading “Performance-Based Incentives.”

Grants of Plan-Based Awards

Each of the Non-Equity Incentive Plan Awards represented in the table above were Incentive awards granted to the named executive officers during 2020.  Such Incentive awards are described earlier in this report under the heading “Performance-Based Incentives.”  The formula for calculating each executive officer’s Incentive provides that at least 80% of the stipulated plan target (“Threshold”) must be achieved before any remuneration is awarded for that objective.  If the Threshold is achieved, the executive officer receives 50% of the designated plan award1 for that objective.  Then, for each 1% point achieved above the Threshold, up to 100% of the plan target (“Objective Goal”), the executive officer receives another 2.5% of the designated plan award for that objective.  For each 1% point achieved above the Objective Goal, the executive officer receives another 5% of the designated plan award for that objective.  Each plan prohibits the receipt of amounts in excess of 200% of the designated plan award for that objective.

Pursuant to Company policies, an Incentive is only earned by and payable to an individual who remains in the Company’s employ on the date of Incentive distribution.  Incentive payments for 2020 were made on February 26, 2021.

Each of the equity awards represented in the table above were granted pursuant to the 2010 Equity Award Plan. The restricted stock awards represented in the table above were granted by the Board to the named executive officers on March 6, 2020 and certain of those grants include a performance condition. For the performance awards of restricted stock granted in 2020 to the executive officers, the shares vest at the end of a three-year period. If the Company’s cumulative three-year non-GAAP earnings per share for the years 2020, 2021, and 2022 equals or exceeds $1.77, then 100% of the grants will vest. If the combined cumulative three-year non-GAAP earnings per share is 80% or more, but less than 100% of the earnings per share target, a pro-rata portion of the grants shall vest. If at least 80% of the three-year non-GAAP earnings per share target is not met, the grants will expire.  For the remaining restricted stock awards that were granted to the named executive officers, those awards vest ratably over three years, beginning one year from the date of grant.

For the stock option awards that were granted to the named executive officers, these options are non-qualified stock options with a grant price of $5.88 per option, vest ratably over three years, and expire 10 years from the date of grant.

Recipients of restricted stock awards and stock option awards were required to enter into agreements with the Company governing the vesting, exercise and/or transferability (as applicable) of such awards.  Vesting requirements for restricted stock awards are based solely on continued employment.

[1]

The designated plan award is generally calculated as a percentage of annual base salary.  In 2020, the designated plan awards were: (i) for Mr. Gydé, CEO, 100% of base salary actually paid, (ii) for Mr. Laubacker, CFO, approximately 58% of base salary actually paid, (iii) for Mr. Niehaus, EVP, approximately 65% of base salary actually paid, (iv) for Mr. Radetich, SVP, approximately 69% of base salary actually paid, and (v) for Mr. Wauthier, SVP, 48% of base salary actually paid.

2020 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Filip J.L. Gydé	10,000	—		—	$12.16	2/15/2021	—	—	—	—
	9,000	—		—	$15.04	2/14/2022	—	—	—	—
	9,000	—		—	$20.68	2/12/2023	—	—	—	—
	9,000	—		—	$16.93	2/19/2024	—	—	—	—
	13,600	—		—	$7.48	11/10/2025	—	—	—	—
	—	65,630	(ga)	—	$5.88	3/6/2030	—	—	—	—
	—	—		—	—	—	181,957	$1,113,577	—	—

John M. Laubacker	7,500	—		—	$12.16	2/15/2021	—	—	—	—
	7,000	—		—	$15.04	2/14/2022	—	—	—	—
	7,000	—		—	$20.68	2/12/2023	—	—	—	—
	7,000	—		—	$16.93	2/19/2024	—	—	—	—
	10,400	—		—	$7.48	11/10/2025	—	—	—	—
	18,675	6,225	(la)	—	$5.75	5/15/2027	—	—	—	—
	—	31,860	(lb)	—	$5.88	3/6/2030	—	—	—	—
	—	—		—	—	—	116,266	$711,548	—	—

Thomas J. Niehaus	8,834	17,666	(na)	—	$4.20	5/31/2029	—	—	—	—
	—	17,200	(nb)	—	$5.88	3/6/2030	—	—	—	—
	—	—		—	—	—	53,234	$325,792	—	—

Peter P. Radetich	10,000	—		—	$12.16	2/15/2021	—	—	—	—
	9,000	—		—	$15.04	2/14/2022	—	—	—	—
	9,000	—		—	$20.68	2/12/2023	—	—	—	—
	9,000	—		—	$16.93	2/19/2024	—	—	—	—
	14,500	—		—	$7.48	11/10/2025	—	—	—	—
	—	18,470	(ra)	—	$5.88	3/6/2030	—	—	—	—
	—	—		—	—	—	75,891	$464,453	—	—

Rénald Wauthier	—	14,370	(wa)	—	$5.88	3/6/2030	—	—	—	—
	—	—		—	$—	—	55,160	$337,579	—	—

(ga)	21,877, 21,876, and 21,877 vest on 3/6/2021, 3/6/2022, and 3/6/2023, respectively
(la)	6,225 vest on 5/15/2021
(lb)	10,620 vest on each of 3/6/2021, 3/6/2022, and 3/6/2023
(na)	8,833 vest on each of 5/31/2021 and 5/31/2022
(nb)	5,734, 5,733, and 5,733 vest on 3/6/2021, 3/6/2022, and 3/6/2023, respectively
(ra)	6,157, 6,156, and 6,157 vest on 3/6/2021, 3/6/2022, and 3/6/2023, respectively
(wa)	4,790 vest on each of 3/6/2021, 3/6/2022, and 3/6/2023

2020 OPTION EXERCISES AND STOCK VESTED

 The following table provides information for each of the Company’s named executive officers regarding stock option exercises and vesting of stock awards during 2020.

	Option Awards		Stock Awards
Name of Executive Officer	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)
Filip J.L. Gydé	—	$—	6,788	$39,710
John M. Laubacker	—	$—	6,913	$36,861
Thomas J. Niehaus	—	$—	2,667	$10,935
Peter P. Radetich	—	$—	6,838	$40,002
Rénald Wauthier	—	$—	14,213	$64,816
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

2020 NONQUALIFIED DEFERRED COMPENSATION

Name of Executive Officer (a)	Executive Contributions in Last FY ($) (b) (1)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($) (d)	Aggregate Withdrawals / Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Filip J.L. Gydé	—	—	$—	—	$—
John M. Laubacker	—	—	$28,482	—	$179,096
Thomas J. Niehaus	26,948	—	$6,113	—	$37,190
Peter P. Radetich	—	—	$57,475	—	$316,041
Rénald Wauthier	—	—	$—	—	$—
(1)

During 2017, the Company discontinued contributions under the Deferred Compensation Plan. Mr. Gydé and Mr. Wauthier do not have an account under the Deferred Compensation Plan as they are not eligible to participate in the plan.

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

Potential Payments upon Termination or Change in Control

Agreement with Mr. Gydé—Employment Agreement.  Effective as of March 1, 2019 the Company and Mr. Gydé entered into an employment agreement that provides that each party may terminate the employment agreement in accordance with the provisions of the Belgian law of July 3, 1978 relating to employment contracts. Any termination indemnities that may be due and owing to Mr. Gydé will take into account the co-employment between the Company and the Company’s Belgian subsidiary and will be done according to the transitional provisions as included in the articles 67, 68 and 69 of the Belgian Law of December 26, 2013 regarding the introduction of a unified statute, with the period May 1, 1987 until December 31, 2013 fully to be taken into account and severance payments to be calculated under the scheme of article 68 of said legislation. Prior to his appointment as Chief Executive Officer in March 2019, Mr. Gydé had not entered into an employment agreement with the Company itself since Belgian law mandates certain separation benefits.

Under Belgian law, Mr. Gydé is entitled to notice prior to a termination of his employment by the Company, expressed as a period of months for service prior to January 1, 2014 plus a period of weeks for service after January 1, 2014. As of December 31, 2020, Mr. Gydé would have been entitled to 27 months plus 18 weeks of notice. Alternatively, in lieu of providing notice, the Company may elect to pay a termination indemnity to Mr. Gydé. The amount of the termination indemnity is determined pursuant to Belgian law and is based on the duration of Mr. Gydé’s employment with the Company and the amount of his gross annual compensation package. If Mr. Gydé’s employment with the Company and the Company’s Belgian subsidiary had been terminated without notice on December 31, 2020, Mr. Gydé would have been entitled to a termination indemnity totaling $3,730,234. In the event of a termination of Mr. Gydé’s employment, his equity awards would be subject to the terms of the 2010 Equity Award Plan, as discussed below in the section entitled “2010 Equity Award Plan.”

Agreement with Mr. Gydé—Change in Control. In connection with his promotion to Chief Executive Officer, Mr. Gydé’s stock option and restricted stock awards granted under the Company’s 2010 Equity Award Plan were amended pursuant to a letter agreement in May 2019 (the “Letter Agreement”) to provide for immediate vesting in the event his employment is terminated for any reason other than Cause, death or Disability within 6 months before or 24 months after a change in control. Mr. Gydé does not otherwise have a change in control agreement.

Pursuant to the Letter Agreement, upon a termination of his employment for any reason other than Cause, death or Disability within 6 months before or 24 months after a change in control, Mr. Gydé would have immediately become fully vested in any stock option or restricted stock awards previously granted. These awards are more fully described in the table entitled “Outstanding Equity Awards at Fiscal Year-end.” If the stock price of the Company was $6.12, which was the closing price of the stock on December 31, 2020, then Mr. Gydé could potentially have realized gains, before tax, from the sale of vested securities in the following amounts:

Name of Executive Officer	Restricted Stock	Stock Options
Filip J.L. Gydé	$1,113,577	$—

In addition, pursuant to the Letter Agreement, in the event of a change in control, Mr. Gydé’s stock-based award with performance-based vesting conditions would, immediately prior to the change in control, be deemed to have satisfied the performance-based vesting conditions at the greater of the target level or the pro rata portion of the level of achievement of the performance goals that the Compensation Committee determines he likely would have received for the performance period during which his employment was terminated, had his employment not terminated. Such performance-based equity awards would then vest, unless sooner accelerated, monthly in equal installments over the remaining performance period (a “Modified Award”), and the Board would cause any successor to assume the Modified Awards.

With respect to any stock-based award with performance-based vesting conditions, in the event of a change in control in which the Company’s common stock ceases to be listed on the New York Stock Exchange or the NASDAQ Global Select Market or the Company’s common stock is converted into any consideration other than shares of common stock listed on the New York Stock Exchange or the NASDAQ Global Select Market, then immediately prior to such change in control, the Board in its reasonable discretion must take one of the following actions:

•	terminate such awards as of immediately prior to the consummation of the change in control in exchange for a payment equal the excess of the fair market value of such award,

•

accelerate all vesting conditions in such award so that the award is fully exercisable immediately prior to the consummation of the change in control, with such vesting and notice of exercise contingent upon consummation of the change in control;

•	issue substitute awards that will substantially preserve the realizable value and otherwise applicable terms of any affected awards previously granted to Mr. Gydé; or

•	any combination of the foregoing.

Because Mr. Gydé does not have a change in control agreement and Belgian law does not provide for payments upon a change in control, so long as his compensation, duties and responsibilities are not reduced as a result of a change in control, a change in control alone would not trigger any payments to Mr. Gydé, other than with respect to his equity awards, as described above. If Mr. Gydé’s employment were terminated or constructively terminated in connection with a change in control, however, he would be entitled to notice or the termination indemnity described in the section entitled “Agreement with Mr. Gydé—Employment Agreement.”

Agreements with Mr. Laubacker.  Mr. Laubacker has an employment agreement affording severance benefits upon termination.  Pursuant to the terms of such agreement, in the event of termination by Mr. Laubacker for Good Reason (as that term is defined in the agreement), or by the Company other than for Cause (as that term is defined in the agreement), Mr. Laubacker would receive a lump-sum cash payment equal to his current base salary plus an amount equal to the average annual Incentive paid to Mr. Laubacker during the most recent three-year period.  Mr. Laubacker would also continue to receive medical and dental benefits for a period of twelve (12) months.  Had Mr. Laubacker’s employment been terminated on December 31, 2020, he would have been eligible to receive an initial lump-sum cash payment equal to $624,218.  Mr. Laubacker would also receive, for a period of twelve months, continuing medical and dental coverage under any plans he participates in as of the effective date of such termination.  The value of continued medical and dental benefits would likely total approximately $4,852.

Agreements with Other Executive Officers.  Each of the other named executive officers, except Mr. Gydé, have entered into a change in control agreement with the Company.  All executive officers Change in Control agreements contain double trigger mechanisms.

If a change in control occurred on December 31, 2020, then each of the named executive officers (excluding Mr. Gydé) would have immediately become fully vested in any stock option or restricted stock awards previously granted. These awards are more fully described in the table entitled “Outstanding Equity Awards at Fiscal Year-end.” If the stock price of the Company was $6.12, which was the closing price of the stock on December 31, 2020, then the named executive officers could potentially have realized gains, before tax, from the sale of vested securities in the following amounts:

Name of Executive Officer	Restricted Stock	Stock Options
John M. Laubacker	$711,548	$6,910
Thomas J. Niehaus	$325,792	$16,961
Peter P. Radetich	$464,453	$—
Rénald Wauthier	$337,579	$—

Had the abovementioned executive officers’ employment been terminated without cause by the Company or by themselves with good reason within 6 months prior to or 24 months following such a change in control, they would also have been entitled to receive, by the tenth day following their termination, lump-sum cash payments from the Company in the following amounts:

•	Mr. Laubacker would have received a lump-sum payment of $1,424,478;
•	Mr. Niehaus would have received a lump-sum payment of $1,168,763;
•	Mr. Radetich would have received a lump-sum payment of $1,197,049; and
•	Mr. Wauthier would have received a lump-sum payment of $1,102,059.

These payments equal two (2) times the sum of each individual’s current annual salary, which as of December 31, 2020 were $380,000 for Mr. Laubacker, $330,000 for Mr. Niehaus, $295,000 for Mr. Radetich, and $318,881 for Mr. Wauthier. It also includes two (2) times their average annual Incentive payment from the last three years and an amount equal to 25% of each individual’s current base salary and the highest annual Incentive payment from the last three years. This amount is intended to cover fringe benefits such as 401(k), health, medical, dental, disability and similar benefits for a period of twenty-four months.

2020 DIRECTOR COMPENSATION

Name of Director (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c) (1)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
James R. Helvey III	$—	$165,000	$—	$—	$—	$—	$165,000
David H. Klein	$—	$160,000	$—	$—	$—	$—	$160,000
Valerie Rahmani	$—	$160,000	$—	$—	$—	$—	$160,000
Raj Rajgopal	$—	$—	$—	$—	$—	$—	$—
Daniel J. Sullivan	$—	$250,000	$—	$—	$—	$—	$250,000
Owen J. Sullivan	$—	$150,000	$—	$—	$—	$—	$150,000
(1)

At the election of the directors, the director fees for 2020 were paid in the form of deferred stock units granted under the 2010 Equity Award Plan and deposited into the Director Deferred Compensation Plan. Awards vest ratably throughout the year and were fully vested at December 31, 2020.

As of December 31, 2020, Mr. Daniel J. Sullivan had been granted 40,000 shares of Company restricted stock. This restricted stock vests upon retirement from the Board. Mr. Klein, who was appointed to the Board in September 2012, Mr. Helvey and Ms. Rahmani, who were appointed to the board in November 2015, Mr. Owen Sullivan, who was appointed in February 2017, and Mr. Rajgopal, who was appointed in December 2020, have not received any grants of restricted shares.

As of December 31, 2020, the directors had the following number of stock options outstanding: Helvey (0), Klein (33,096), Rahmani (0), Daniel J. Sullivan (140,000), Owen J. Sullivan (0), and Raj Rajgopal (0).

In 2010, the Company’s shareholders approved the Non-Employee Director Deferred Compensation Plan (“Director Deferred Compensation Plan”).  Although no set benefits or amounts were granted under this Plan in 2020, the Director Deferred Compensation Plan allows non-employee directors the ability to defer up to 100% of their total director compensation.  Beginning January 1, 2018, the Board elected to eliminate cash payments and take their compensation wholly in deferred stock units, which are granted under the 2010 Equity Award Plan and deposited into the Director Deferred Compensation Plan.  Grants were made at the beginning of 2020, and vested quarterly throughout the year, each equal to one-quarter of the total fees due to each director.

For 2020, base compensation for each board member totaled $150,000. The chairman of the Board of Directors (Mr. Daniel J. Sullivan) also received a $100,000 annual fee.  The chairman of the Audit Committee (Mr. Helvey) received a $15,000 annual fee, and the Chairman of the Compensation Committee (Ms. Rahmani) received a $10,000 annual fee, while the Chairman of the Nominating and Governance Committee (Mr. Klein) received an annual fee of $10,000.  Directors are reimbursed for expenses they incur while attending Board and committee meetings.  As previously noted, all fees for 2020 were paid in the form of deferred stock units. Mr. Gydé did not receive any additional compensation for his services as a director.

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

Security Ownership of Certain Beneficial Owners

As of March 12, 2021, the following persons were beneficial owners of more than 5% of the Company’s common stock.  The beneficial ownership information presented is based upon information furnished by each person or contained in filings made with the Securities and Exchange Commission.  Except as otherwise indicated, each holder has sole voting and investment power with respect to the shares indicated.  The following table shows the nature and amount of their beneficial ownership.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percent of Class
Common Stock	Minerva Advisors LLC, and related parties	1,180,231 (1)	7.8%
	50 Monument Road, Suite 201
	Bala Cynwyd, PA 19004

Common Stock	Renaissance Technologies LLC, and	1,169,436 (2)	7.7%
	related parties
	800 Third Avenue
	New York, NY 10022

Common Stock	Dimensional Fund Advisors LP	954,086 (3)	6.3%
	Building One
	6300 Bee Cave Road
	Austin, TX 78746

Common Stock	The Vanguard Group	808,641 (4)	5.3%
	100 Vanguard Blvd.
	Malvern, PA 19355

(1)

Based solely on information contained in a Schedule 13G filed on February 9, 2021, indicating that Minerva Advisors LLC, Minerva Group, LP, Minerva GP, LP, Minerva GP, Inc. and David P. Cohen have sole voting power and sole dispositive power over 933,526 shares; and that Minerva Advisors LLC and David P. Cohen have shared voting power and share dispositive power over 246,705 shares.

(2)

Based solely on information contained in a Schedule 13G filed February 11, 2021, indicating that Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation have sole voting power over 1,016,225 shares and sole dispositive power over 1,169,436 shares.

(3)

Based solely on information contained in a Schedule 13G filed February 12, 2021, indicating that Dimensional Fund Advisors LP has sole voting power over 905,284 shares and sole dispositive power over 954,086 shares.

(4)

Based solely on information contained in a Schedule 13G filed February 10, 2021, indicating that The Vanguard Group has shared voting power over 2,786 shares, sole dispositive power over 803,679 shares, and shared dispositive power over 4,962 shares.

Security Ownership by Management

The table below sets forth, as of March 12, 2021, the beneficial ownership of the Company’s common stock by (i) each director and nominee for director individually, (ii) each executive officer named in the summary compensation table individually, and (iii) all directors and executive officers of the Company as a group.

Name of Individual or Number in Group	Shares Owned	Shares Beneficially Owned (1)	Total Ownership (2)	Percent of Class
Filip J.L. Gydé	287,640	62,477	350,117	2.3%
James R. Helvey III	140,280	-	140,280	0.9%
David H. Klein	148,507	33,096	181,603	1.2%
Valerie Rahmani	129,703	-	129,703	0.9%
Raj Rajgopal	-	-	-	0.0%
Daniel J. Sullivan	346,804	140,000	486,804	3.2%
Owen J. Sullivan	110,078	-	110,078	0.7%
John M. Laubacker	162,474	60,695	223,169	1.5%
Thomas J. Niehaus	55,901	14,568	70,469	0.5%
Peter P. Radetich	148,353	47,657	196,010	1.3%
Rénald Wauthier	36,492	4,790	41,282	0.3%
All directors and executive officers as a group (11 persons)	1,566,232	363,283	1,929,515	12.8%

(1)	Amounts represent number of shares available to purchase through the exercise of options that were exercisable on or within 60 days after March 12, 2020.
(2)

The beneficial ownership information presented is based upon information furnished by each person or contained in filings made with the Securities and Exchange Commission.  Except as otherwise indicated, each holder has sole voting and investment power with respect to the shares indicated.

The following table sets forth, as of December 31, 2020, certain information related to the Company’s compensation plans under which shares of its common stock are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in column (a) (c)
Equity compensation plans approved by security holders:
2020 Equity Award Plan	—	$—	1,950,000
2010 Equity Award Plan	859,148	$11.73	—
2000 Equity Award Plan	245,300	$5.62	—
1991 Restricted Stock Plan	—	$—	19,866
Equity compensation plans not approved by security holders:
None
Total	1,104,448		1,969,866

At December 31, 2020, the Company did not have any outstanding rights or warrants. All outstanding awards are either stock options or restricted stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Board of Directors affirmatively determined in February 2021 that each of the Company’s six non-management directors, which include James R. Helvey III, David H. Klein, Valerie Rahmani, Raj Rajgopal, Daniel J. Sullivan, and Owen J. Sullivan, is an independent director in accordance with our corporate governance policies and the standards of the NASDAQ Stock Market (“NASDAQ”).  Messrs. Daniel J. Sullivan and Owen J. Sullivan are not related.  As these six directors are independent, a majority of our Company’s Board of Directors is currently independent as so defined. The Board of Directors has determined that there are no relationships between the Company and the directors classified as independent other than service on our Company’s Board of Directors.

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

Mr. Daniel J. Sullivan serves as the Chairman of the Board of Directors and is responsible for scheduling and setting the agenda for the executive sessions of the independent directors.  Such executive sessions are expected to occur at regularly scheduled times during the fiscal year ending December 31, 2021, typically in conjunction with a regularly scheduled Board meeting, in addition to the separate meetings of the standing committees of the Board of Directors.

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

Item 14.Principal Accounting Fees and Services

Appointment of Auditors and Fees

The Audit Committee appointed Grant Thornton LLP as the independent registered public accounting firm to audit the Company’s financial statements for fiscal 2020 and 2019.

To the best of the Company’s knowledge, no member of that firm has any past or present interest, financial or otherwise, direct or indirect, in the Company or any of its subsidiaries.  Matters involving auditing and related functions are considered and acted upon by the Audit Committee.

Audit Fees —The aggregate fees billed for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the last fiscal year, including the Company’s foreign subsidiaries, the reviews of the financial statements included in the Company’s Form 10-K and 10-Qs, and services rendered in connection with the Company’s obligations under Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations were approximately $694,885 in 2020 and $640,326 in 2019.

Audit-Related Fees —There were no fees billed for assurance and related services rendered by Grant Thornton LLP in 2020 and 2019, respectively, that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees — There were a total of $15,700 and $20,315 of tax fees for compliance, tax advice and tax planning provided by Grant Thornton LLP in 2020 and 2019, respectively.

All Other Fees — No other fees were paid to Grant Thornton LLP in 2020 or 2019.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit		Description	Reference
2.	(a)	Share Purchase Agreement, dated as of February 15, 2018, by and between Computer Task Group IT Solutions S.A. and Soft Company SAS	(7)
	(b)	Share Purchase Agreement, dated as of January 3, 2019, by and between Computer Task Group PSF S.A. and Mr. Hamid Kaddour and Karp-Kneip Participations S.A.	(10)
3.	(a)	Restated Certificate of Incorporation of Registrant	(2)
	(b)	Restated By-laws of Registrant	(14)
4.	(a)	Restated Certificate of Incorporation of Registrant	(2)
	(b)	Restated By-laws of Registrant	(14)
	(c)	Specimen Common Stock Certificate	(2)
10.	(a)	Computer Task Group, Incorporated Non-Qualified Key Employee Deferred Compensation Plan 2007 Restatement	(1) +
	(b)	Computer Task Group, Incorporated Executive Supplemental Benefit Plan 1997 Restatement	(2) +
	(c)	First Amendment to the Computer Task Group, Incorporated Executive Supplemental Benefit Plan 1997 Restatement	(2) +
	(d)	Compensation Arrangements for the Named Executive Officers	(15) +
	(e)	Employment Agreement, signed March 12, 2020, between the Registrant and John M. Laubacker	(13) +
	(f)	Computer Task Group, Incorporated First Employee Stock Purchase Plan (Ninth Amendment and Restatement)	(4) +
	(g)	Restated Computer Task Group, Incorporated 2010 Equity Award Plan	(5) +
	(h)	Computer Task Group, Incorporated Non-Employee Director Deferred Compensation Plan	(3) +
	(i)	Computer Task Group, Incorporated Indemnification Agreement (Directors)	(16) +
	(j)	Computer Task Group, Incorporated Indemnification Agreement (Executive Officers)	(16) +
	(k)	Officer Change in Control Agreement	(14) +
	(l)	Credit Agreement, dated as of December 21, 2017, among Computer Task Group, Incorporated as Borrower, with KeyBank National Association as Administrative Agent, Swing Line Lender and Issuing Lender and KeyBanc Capital Markets Inc. as Lead Arranger and Sole Book Runner	(6)
	(m)	First Amendment Agreement dated as of April 13, 2018 to the Credit Agreement dated as of December 21, 2017 by and among Computer Task Group, Incorporated as Borrower, with KeyBank National Association as Administrative Agent, Swing Line Lender and Issuing Lender and KeyBanc Capital Markets Inc. as Lead Arranger and Sole Book Runner	(8)
	(n)	Second Amendment Agreement dated as of October 10, 2018 to the Credit Agreement dated as of December 21, 2017 by and among Computer Task Group, Incorporated as Borrower, with KeyBank National Association as Administrative Agent, Swing Line Lender and Issuing Lender and KeyBanc Capital Markets Inc. as Lead Arranger and Sole Book Runner	(9)
	(o)	Employment Agreement, dated March 1, 2019, between Computer Task Group, Incorporated, Computer Task Group Belgium NV and Filip J.L. Gydé	(11) +
	(p)	Annex to Employment Agreement dated March 1, 2019, between Computer Task Group, Incorporated, Computer Task Group Belgium NV and Filip J.L. Gydé	(11) +
	(q)	Third Amendment Agreement dated as of December 23, 2019 to the Credit Agreement dated as of December 21, 2017 by and among Computer Task Group, Incorporated as Borrower, with KeyBank National Association as Administrative Agent, Swing Line Lender and Issuing Lender and KeyBanc Capital Markets Inc. as Lead Arranger and Sole Book Runner	(12)
	(r)	Computer Task Group, Incorporated 2020 Equity Award Plan	(15) +
21.		Subsidiaries of the Registrant	#
23.	(a)	Consent of Experts and Counsel	#
	(b)	Consent of Experts and Counsel	#
31.	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#
	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#
32.		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	##

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	#
101.SCH	Inline XBRL Taxonomy Extension Schema Document	#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	#
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	#
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

References

#	Filed herewith
##	Furnished herewith
+	Management contract or compensatory plan or arrangement
(1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference (file No. 001-09410 filed on March 7, 2007)
(2)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference (file No. 001-09410 filed on March 10, 2008)
(3)	Filed as Exhibit A to the Registrant's Proxy Statement on Schedule 14A, dated April 2, 2010, for its Annual Meeting of Shareholders held on May 12, 2010 (file No. 001-09410 filed on March 31, 2010)
(4)	Filed as Exhibit A to the Registrant's Proxy Statement on Schedule 14A dated April 4, 2012, for its Annual Meeting of Shareholders held on May 9, 2012 (file No. 001-09410 filed on April 4, 2012)
(5)

Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2017, and incorporated herein by reference (file No. 001-09410 filed on October 26, 2017)

(6)	Filed as an Exhibit to the Registrant’s Form 8-K on December 26, 2017, and incorporated herein by reference (file No. 001-09410)
(7)	Filed as an Exhibit to the Registrant’s Form 8-K on February 15, 2018, and incorporated herein by reference (file No. 001-09410)
(8)	Filed as an Exhibit to the Registrant’s Form 8-K on April 13, 2018, and incorporated herein by reference (file No. 001-09410)
(9)	Filed as an Exhibit to the Registrant’s Form 8-K on October 15, 2018, and incorporated herein by reference (file No. 001-09410)
(10)	Filed as an Exhibit to the Registrant’s Form 8-K on January 3, 2019, and incorporated herein by reference (file No. 001-09410)
(11)	Filed as an Exhibit to the Registrant’s Form 8-K on March 4, 2019, and incorporated herein by reference (file No. 001-09410)
(12)	Filed as an Exhibit to the Registrant’s Form 8-K on December 26, 2019, and incorporated herein by reference (file No. 001-09410)
(13)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference (file No. 001-09410 filed on March 13, 2020)
(14)	Filed as an Exhibit to the Registrant’s Form 8-K on August 12, 2020, and incorporated herein by reference (file No. 001-09410)
(15)

Filed as an Exhibit to the Registrant's Proxy Statement on Schedule 14A dated August 13, 2020, for its Annual Meeting of Shareholders held on September 17, 2020 (file No. 001-09410 filed on August 13, 2020)

(16)	Filed as an Exhibit to the Registrant’s Form 8-K on November 12, 2020, and incorporated herein by reference (file No. 001-09410)

Item 16.Form 10-K Summary

None.

COMPUTER TASK GROUP, INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at January 1	Additions		Deductions		Balance at December 31
2020
Accounts deducted from accounts receivable -
Allowance for doubtful accounts	$84	595	A	(118)	A	$561
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$5,695	2,389	B	(420)	B	$7,664

2019
Accounts deducted from accounts receivable -
Allowance for doubtful accounts	$104	15	A	(35)	A	$84
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$5,590	886	B	(781)	B	$5,695

2018
Accounts deducted from accounts receivable -
Allowance for doubtful accounts	$133	91	A	(120)	A	$104
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$2,505	4,118	B	(1,033)	B	$5,590

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

Dated: March 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
(i)	Principal Executive Officer	President and Chief Executive Officer	March 12, 2021
/s/ Filip J.L. Gydé
Filip J.L. Gydé

(ii)	Principal Accounting and Principal Financial Officer	Chief Financial Officer	March 12, 2021
/s/ John M. Laubacker
John M. Laubacker

(iii)	Directors

	/s/ Filip J.L. Gydé	Director	March 12, 2021
Filip J.L. Gydé

	/s/ James R. Helvey III	Director	March 12, 2021
James R. Helvey III

	/s/ David H. Klein	Director	March 12, 2021
David H. Klein

	/s/ Valerie Rahmani	Director	March 12, 2021
Valerie Rahmani

	/s/ Raj Rajgopal	Director	March 12, 2021
Raj Rajgopal

	/s/ Daniel J. Sullivan	Chairman of the Board of Directors	March 12, 2021
Daniel J. Sullivan

	/s/ Owen J. Sullivan	Director	March 12, 2021
Owen J. Sullivan