Form 10-Q
period 2021-04-02
COMPUTER TASK GROUP INC
filed 2021-05-10
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	May 4, 2021
Common stock, par value $.01 per share	15,378,069

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended
	April 2, 2021	March 27, 2020
Revenue	$97,129	$86,949
Cost of services	76,362	69,903
Gross profit	20,767	17,046
Selling, general and administrative expenses	18,669	14,979
Operating income	2,098	2,067
Interest and other income	84	3
Interest and other expense	234	194
Income before income taxes	1,948	1,876
Provision for income taxes	440	732
Net income	$1,508	$1,144
Net income per share:
Basic	$0.11	$0.08
Diluted	$0.10	$0.08
Weighted average shares outstanding:
Basic	13,696	13,547
Diluted	14,944	14,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(Unaudited)

	For the Quarter Ended
	April 2, 2021	March 27, 2020
Net Income	$1,508	$1,144

Foreign currency translation adjustment, net of taxes	(2,245)	(788)
Change in pension, net of taxes of $(32) and $(44) in the 2021 and 2020 first quarters, respectively	550	149
Other comprehensive loss	(1,695)	(639)

Comprehensive income (loss)	$(187)	$505

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	April 2,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$33,524	$32,865
Accounts receivable, net of allowances of $301 and $561 in 2021 and 2020, respectively	74,468	76,892
Prepaid and other current assets	2,780	2,207
Income taxes receivable	1,134	1,174
Total current assets	111,906	113,138
Property, equipment and capitalized software, net	5,799	5,515
Operating lease right-of-use assets	23,884	22,116
Deferred income taxes	392	393
Acquired intangibles, net	8,391	9,097
Goodwill	20,415	21,275
Cash surrender value of life insurance, net	3,415	3,587
Other assets	1,088	924
Investments	213	208
Total assets	$175,503	$176,253
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$14,307	$18,784
Accrued compensation	23,488	21,968
Advance billings on contracts	4,152	3,102
Short-term operating lease liabilities	6,433	6,427
Short-term deferred payroll taxes	3,329	3,329
Other current liabilities	6,920	7,535
Total current liabilities	58,629	61,145
Deferred compensation benefits	14,052	14,420
Long-term operating lease liabilities	17,328	15,564
Deferred payroll taxes	3,329	3,329
Deferred income taxes	1,986	2,174
Other long-term liabilities	105	113
Total liabilities	95,429	96,745
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in 2021 and 2020	270	270
Capital in excess of par value	108,385	109,407
Retained earnings	95,820	94,312
Less: Treasury stock of 11,635,774 and 11,841,960 shares at cost, in 2021 and 2020, respectively	(107,339)	(109,114)
Accumulated other comprehensive loss	(17,062)	(15,367)
Total shareholders’ equity	80,074	79,508
Total liabilities and shareholders’ equity	$175,503	$176,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Quarter Ended
	April 2, 2021	March 27, 2020
Cash flow from operating activities:
Net income	$1,508	$1,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	854	816
Equity-based compensation expense	590	512
Deferred income taxes	(95)	(102)
Deferred compensation benefits	135	48
Changes in assets and liabilities that provide (use) cash, excluding the effects of acquisitions:
Accounts receivable	994	18,187
Prepaid and other current assets	(600)	(960)
Other long-term assets	(173)	(248)
Cash surrender value of life insurance	172	202
Accounts payable	(4,139)	(2,530)
Accrued compensation	2,267	1,009
Income taxes payable / receivable	40	740
Advance billings on contracts	1,140	377
Other current liabilities	(430)	(70)
Other long-term liabilities	(8)	54
Net cash provided by operating activities	2,255	19,179
Cash flow from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(3,995)
Additions to property and equipment	(891)	(392)
Additions to capitalized software	—	(291)
Deferred compensation plan investments, net	—	25
Net cash used in investing activities	(891)	(4,653)
Cash flow from financing activities:
Proceeds from long-term debt	—	40,845
Payments on long-term debt	—	(34,135)
Proceeds from stock option plan exercises	223	—
Taxes remitted for shares withheld from equity-based compensation transactions	(96)	(81)
Proceeds from Employee Stock Purchase Plan	36	28
Change in cash overdraft, net	—	(370)
Net cash provided by financing activities	163	6,287
Effect of exchange rates on cash and cash equivalents	(868)	(113)
Net increase in cash and cash equivalents	659	20,700
Cash and cash equivalents at beginning of year	32,865	10,781
Cash and cash equivalents at end of quarter	$33,524	$31,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of December 31, 2020	27,018	$270	$109,407	$94,312	11,842	$(109,114)	$(15,367)	$79,508
Employee Stock Purchase Plan share issuance	—	—	(7)	—	(5)	43	—	36
Stock Option Plan share issuance, net	—	—	(387)	—	(82)	610	—	223
Restricted stock plan share issuance/forfeiture	—	—	(1,218)	—	(119)	1,122	—	(96)
Equity-based compensation	—	—	590	—	—	—	—	590
Net income	—	—	—	1,508	—	—	—	1,508
Foreign currency adjustment	—	—	—	—	—	—	(2,245)	(2,245)
Pension gain adjustment, net of tax	—	—	—	—	—	—	550	550
Balances as of April 2, 2021	27,018	$270	$108,385	$95,820	11,636	$(107,339)	$(17,062)	$80,074

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of December 31, 2019	27,018	$270	$112,096	$86,673	12,311	$(114,261)	$(18,542)	$66,236
Employee Stock Purchase Plan share issuance	—	—	(23)	—	(5)	51	—	28
Restricted stock plan share issuance/forfeiture	—	—	(3,473)	—	(356)	3,392	—	(81)
Equity-based compensation	—	—	512	—	—	—	—	512
Net income	—	—	—	1,144	—	—	—	1,144
Foreign currency adjustment	—	—	—	—	—	—	(788)	(788)
Pension gain adjustment, net of tax	—	—	—	—	—	—	149	149
Balances as of March 27, 2020	27,018	$270	$109,112	$87,817	11,950	$(110,818)	$(19,181)	$67,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Financial Statements

The condensed consolidated financial statements included herein reflect, in the opinion of the management of Computer Task Group, Incorporated (“CTG” or “the Company”), all normal recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations, comprehensive income (loss), cash flows, and shareholders’ equity for the periods presented. Certain prior period amounts were reclassified to conform to the current year’s presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10‑K filed with the SEC.

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal period where the last day of each of the first three quarters is a Friday. The 2021 first quarter began on January 1, 2021 and ended on April 2, 2021. The 2020 first quarter began on January 1, 2020 and ended on March 27, 2020. There were 65 and 62 billable days in the first quarters of 2021 and 2020, respectively.

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

There were no subsequent events as of the date of this filing from the end of the fiscal first quarter on April 2, 2021 that require recognition or disclosure in these unaudited interim condensed consolidated financial statements.

The Company operates in one industry segment, providing information and technology-related services to its clients. These services include information and technology-related solutions, including staffing as a solution. CTG provides these services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. These services ensure that our clients utilize the right information technology to meet their business needs, maximize their IT systems’ value, and operate efficiently and effectively. A typical client is an organization with large, complex technology, information, and data requirements.

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters ended April 2, 2021 and March 27, 2020 was as follows:

	For the Quarter Ended
	April 2, 2021	March 27, 2020
IT solutions	44.3%	39.5%
IT and other staffing	55.7%	60.5%
Total	100.0%	100.0%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarters ended April 2, 2021 and March 27, 2020 was as follows:

	For the Quarter Ended
	April 2, 2021	March 27, 2020
Technology service providers	30.8%	35.3%
Financial services	17.0%	14.5%
Healthcare	15.5%	13.6%
Manufacturing	12.4%	15.2%
Energy	5.5%	6.4%
General markets	18.8%	15.0%
Total	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters ended April 2, 2021 and March 27, 2020 was as follows:

	For the Quarter Ended
	April 2, 2021	March 27, 2020
Time-and-material	79.1%	82.4%
Progress billing	18.4%	14.0%
Percentage-of-completion	2.5%	3.6%
Total	100.0%	100.0%

The Company recorded revenue in the quarters ended April 2, 2021 and March 27, 2020 as follows:

For the Quarter Ended:	April 2, 2021		March 27, 2020		Year-over-Year Change
	(amounts in thousands)
North America	51.0%	$49,504	57.9%	$50,307	(1.6)%
Europe	49.0%	47,625	42.1%	36,642	30.0%
Total	100.0%	$97,129	100.0%	$86,949	11.7%

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

Transaction Price Allocated to Remaining Performance Obligations

As of April 2, 2021, the aggregate transaction price allocated to unsatisfied or partially unsatisfied performance obligations for fixed-price and all managed-support contracts was approximately $9.2 million and $53.7 million, respectively. Approximately $38.9 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2021, and approximately $24.0 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2022 and beyond. The Company uses the right to invoice practical expedient. Therefore, no disclosure is required for unsatisfied performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice for services performed.

Taxes Collected from Clients

The Company records taxes collected from its clients for remittance to governmental authorities, primarily in its international locations, on a net basis in the condensed consolidated financial statements.

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At April 2, 2021 and December 31, 2020, the carrying amounts of the Company’s cash of $33.5 million and $32.9 million, respectively, approximated fair value.

As described in Note 3 of the condensed consolidated financial statements, the Company acquired 100% of the equity of StarDust in the 2020 first quarter and Tech-IT in the 2019 first quarter. Level 3 inputs were used to estimate the fair values of the assets acquired and liabilities assumed. The valuation techniques used to assign fair values to intangible assets included the relief-from-royalty method and excess earnings method.

The Company has recorded a contingent consideration liability related to the earn-out provision of which a portion will be payable in each period subject to the achievement by StarDust of consolidated direct profit targets for fiscal 2020 and 2021. There is no payout if the achievements are below the target threshold. The fair value of this contingent consideration liability is determined using level 3 inputs. The fair value assigned to the contingent consideration liability is determined using the real options method, which requires inputs such as consolidated direct profit forecasts, discount rate, and other market variables to assess the probability of StarDust achieving their revenue and EBIT targets. The Company expects to make the payment for Stardust for 2020 in the second quarter of 2021. No earn-out was earned or recorded for Tech-IT for 2020.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies currently on 16 individuals, whose average age is 77 years old. Those policies have generated cash surrender value and the Company has taken loans against the policies. At April 2, 2021, these insurance policies have a gross cash surrender value of $27.3 million, outstanding loans and interest totaling $24.7 million, and a net cash surrender value of $2.6 million. At December 31, 2020, these insurance policies had a gross cash surrender value of $27.1 million, outstanding loans and interest totaling $24.4 million, and a net cash surrender value of $2.7 million. The net cash surrender values are included on the condensed consolidated balance sheet in “Cash surrender value of life insurance” under non-current assets.

At both April 2, 2021 and December 31, 2020, the total death benefit for the remaining policies was approximately $35.0 million. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $10.0 million after the payment of obligations, and, under current tax regulations, record a non-taxable gain of approximately $7.4 million.

Cash and Cash Equivalents, and Cash Overdrafts

For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. As the Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment, the "change in cash overdraft, net" line item as presented on the condensed consolidated statement of cash flows represents the increase or decrease in outstanding checks for a given period. The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250,000. As of April 2, 2021 and December 31, 2020, the Company has multiple accounts that carry balances in excess of this insurable limit. The Company’s cash in its foreign bank accounts is not insured.

Accounts Receivable Factoring

The Company entered into a factoring agreement during the 2020 first quarter to sell certain trade accounts receivables associated with its largest client on a non-recourse basis to a third-party financial institution. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreement was approximately $15.5 million and $11.9 million during the quarters ended April 2, 2021 and March 27, 2020, respectively. Fees for the factoring arrangement were recorded in cost of services and were less than $0.1 million in each of the quarters ended April 2, 2021 and March 27, 2020.

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at April 2, 2021 and December 31, 2020 are recorded as follows:

(amounts in thousands)	April 2, 2021	December 31, 2020
Property, equipment and capitalized software	$15,192	$14,543
Accumulated depreciation and amortization	(9,393)	(9,028)
Property, equipment and capitalized software, net	$5,799	$5,515

The Company capitalizes software projects developed for commercial use. The Company recorded capitalized software costs during the quarters ended April 2, 2021 and March 27, 2020 as follows:

	For the Quarter Ended
(amounts in thousands)	April 2, 2021	March 27, 2020
Capitalized software, beginning balance	$2,397	$2,147
Additions	—	291
Foreign currency exchange	26	—
Capitalized software	$2,423	$2,438

Capitalized software amortization periods range from three to five years, and are evaluated periodically for propriety. Amortization expense and accumulated amortization for these projects for the quarters ended April 2, 2021 and March 27, 2020 are as follows:

	For the Quarter Ended
(amounts in thousands)	April 2, 2021	March 27, 2020
Accumulated amortization, beginning balance	$1,280	$866
Amortization expense	135	105
Accumulated amortization	$1,415	$971

Guarantees

The Company has a number of guarantees in place in its European operations that support office leases and performance under government contracts. These guarantees totaled approximately $3.2 million at both April 2, 2021 and December 31, 2020, and generally have expiration dates ranging from April 2021 through October 2034.

Goodwill

The goodwill recorded on the Company's condensed consolidated balance sheet at April 2, 2021 relates to the acquisitions of Soft Company in 2018, Tech-IT in 2019, and StarDust in 2020. In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment exist in interim periods. There were no impairment indicators noted in the quarters ended April 2, 2021 and March 27, 2020.

The changes in the carrying amount of goodwill for the quarter ended April 2, 2021 are as follows:

(amounts in thousands)
Balance at December 31, 2020	$21,275
Foreign currency translation	(860)
Balance at April 2, 2021	$20,415

Acquired Intangible Assets

Acquired intangible assets at April 2, 2021 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 years	$1,532	$(1,469)	$(15)	$48
Technology	10 years	591	(68)	33	556
Customer relationships	7-13 years	10,496	(2,487)	(222)	7,787
Total		$12,619	$(4,024)	$(204)	$8,391

Estimated amortization expense as of April 2, 2021 are as follows:

Year	Annual Amortization
(amounts in thousands)
2021 (remaining)	$837
2022	1,072
2023	1,064
2024	1,064
2025	1,064
2026	1,064
Thereafter	2,226
Total	$8,391

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)". The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures, and adding disclosure requirements identified as relevant. The new ASU is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. The Company adopted this new standard retrospectively for the year ending December 31, 2020, and the adoption did not have a material impact on its condensed consolidated financial statements and associated disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” Among other clarifications and simplifications related to income tax accounting, the new standard simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this new standard for the quarter ended April 2, 2021, and the adoption did not have a material impact on its condensed consolidated financial statements and associated disclosures.

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

StarDust SAS (“StarDust”)

On March 3, 2020, the Company acquired 100% of the equity of StarDust, for approximately $6.1 million (€5.5 million based on a EUR into USD exchange rate of 1.1145). The acquisition was funded using cash on hand and borrowings under the Credit and Security Agreement. The France-based StarDust, is a leading provider of testing and quality assurance for digital services with offices in Marseille, France, and Montreal, Canada. StarDust offers a complete range of testing services, including functional, multilingual, operational, environmental, regression, and application benchmarking, covering digital services and website, software, mobile applications, and Internet of Things connected objects. The acquisition expanded the Company’s global testing capabilities.

The results of operations of StarDust have been included in the Company’s consolidated financial results since the date of acquisition. As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included in this quarterly report on Form 10-Q.

An earn-out of up to $1.1 million (€1.0 million based on a EUR into USD exchange rate of 1.1145) can be earned, a portion of which will be payable in each period subject to the achievement of consolidated direct profit targets for fiscal 2020 and 2021. Additionally, for each €10,000 of consolidated direct profit achieved above the target, an additional €1,000 can be earned, with no maximum limit. There is no payout if the achievement is below the target threshold. The fair value as of the March 3, 2020 acquisition date was determined to be $0.1 million, and was $0.5 million as of April 2, 2021. The Company did not record any selling, general, and administrative expenses during the first quarter of 2021 related to this earn-out. The remaining contingent consideration liability is recorded in “other current liabilities” on the April 2, 2021 condensed consolidated balance sheet.

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

The Company incurred amortization of intangible assets of approximately $0.1 million in the 2021 first quarter and none in the 2020 first quarter, which were recorded as a component of selling, general, and administrative expenses in the condensed consolidated statements of income. The purchase price allocation for this acquisition has been finalized.

Tech-IT PSF S.A. (“Tech-IT”)

On February 6, 2019, the Company acquired 100% of the equity of Tech-IT for approximately $9.7 million (€8.5 million based on a EUR into USD exchange rate of 1.1386). The acquisition was funded using cash on hand and borrowings under the Credit and Security Agreement. Tech-IT, located in Bertrange, Luxembourg, is a leading provider of software and hardware services, including consulting, infrastructure and software design and development, infrastructure integration, project management, and training. The acquisition of Tech-IT has enabled the Company to strengthen its market position in Luxembourg and broaden its portfolio to offer complete end-to-end IT solutions.

The results of operations of Tech-IT have been included in the Company’s consolidated financial results since the date of acquisition. As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included in this quarterly report on Form 10-Q.

An earn-out of up to a maximum of $1.7 million (€1.5 million based on a EUR into USD exchange rate of 1.1386) can be earned, a portion of which will be payable in each period subject to the achievement of direct profit targets for fiscal 2019 and 2020.  There is no payout if the achievement is below the target threshold. The fair value as of the February 6, 2019 acquisition date was determined to be $0.6 million. The fair value of the remaining contingent consideration liability was determined to be $0.0 million as of December 31, 2020 as the direct profit target threshold was not met by Tech-IT for the fiscal year 2020.

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

The Company incurred amortization of intangible assets of approximately $0.2 million in both the 2021 first quarter and 2020 first quarters, which were recorded as a component of selling, general, and administrative expenses in the condensed consolidated statements of income. The purchase price allocation for this acquisition has been finalized.

4.	Net Income Per Share

Basic and diluted earnings per share (EPS) for the quarters ended April 2, 2021 and March 27, 2020 were as follows:

	For the Quarter Ended
(amounts in thousands, except per-share data)	April 2, 2021	March 27, 2020
Weighted-average number of shares outstanding during period	13,696	13,547
Common stock equivalents from incremental shares under equity-based compensation plans	1,248	769
Number of shares on which diluted earnings per share is based	14,944	14,316
Net income	$1,508	$1,144
Net income per share
Basic	$0.11	$0.08
Diluted	$0.10	$0.08

Weighted-average shares represent the average number of issued shares less treasury shares, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 0.6 million and 0.8 million shares of common stock were outstanding at April 2, 2021 and March 27, 2020, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

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

Operating leases are included in the right-of-use lease assets, short-term lease liabilities, and long-term lease liabilities on the condensed consolidated balance sheet. The Company measures the operating lease liabilities at lease commencement date based on the present value of remaining lease payments using the rate implicit in the lease when readily determinable, or the Company’s secured incremental borrowing rate. The Company has made an accounting policy election not to recognize a lease liability or right-of-use asset for leases with a lease term of twelve months or less and do not include an option to purchase the underlying asset. The Company recognizes lease expense on a straight-line basis over the lease term and variable lease expense in the period incurred. Variable lease cost consists primarily of common-area maintenance, insurance, and taxes, which are paid based on actual costs incurred by the lessor. Operating lease cost for the 2021 and 2020 first quarters was $1.8 million and $1.6 million, respectively. In both the 2021 and 2020 first quarters, the Company incurred variable lease cost of $0.1 million and short-term lease cost of $0.1 million.

Maturities for the Company’s lease liabilities for all operating leases as of April 2, 2021 are as follows:

Total
Year	Operating Leases
(amounts in thousands)
2021 (remaining)	$4,983
2022	5,515
2023	4,136
2024	2,647
2025	1,859
2026 & thereafter	5,998
Total undiscounted operating lease payments	25,138
Less: Interest	(1,377)
Total present value of operating lease liabilities	$23,761

 The weighted average remaining lease terms and discount rates for all operating leases as of April 2, 2021 and March 27, 2020 were as follows:

	April 2, 2021	March 27, 2020
Weighted average remaining lease term (years)	6.40	6.40
Weighted average remaining discount rate	2.00%	2.06%

Supplemental cash flow information related to the Company’s operating leases for the first quarter of 2021 is as follows:

(amounts in thousands)	April 2, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$1,797
Right-of-use assets obtained in exchange for new operating lease liabilities	3,990

6.	Debt

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

At both April 2, 2021 and December 31, 2020, there were no amounts outstanding under the Credit and Security Agreement, respectively. The Company borrows or repays its debts as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

There were no borrowings during the 2021 first quarter. The maximum amounts outstanding under its credit agreement in the 2020 first quarter was $12.0 million, while borrowings during that quarter averaged $3.1 million, and carried a weighted average interest rate of 2.5%.

Under the Credit and Security Agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at April 2, 2021, included a fixed charge coverage ratio, which must be greater than 1.10 consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for equity-based compensation and severance expenses, must be no less than $5.0 million for the trailing twelve months, and capital expenditures for property, plant, equipment, and capitalized software must be no more than $5.0 million in any annual period. The fixed charge coverage ratio is only tested if availability on a measurement date is less than approximately $5.6 million. Actual borrowings by CTG under the Credit and Security Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves. Receivable balances from our largest client, IBM, have been removed from the credit facility as collateral as the Company had entered into a factoring arrangement for those receivables. Total availability as of April 2, 2021 was approximately $14.4 million. The Company was in compliance with these covenants at April 2, 2021 as the fixed charge ratio was 56 to 1, the adjusted EBITDA, a non-GAAP measure, for the trailing twelve months was $15.6 million, and capital expenditures for property, equipment and capitalized software were $0.9 million in the 2021 first quarter. The Company was also in compliance with its covenants at March 27, 2020.

7.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at April 2, 2021 and December 31, 2020 are as follows:

(amounts in thousands)	April 2, 2021	December 31, 2020
Foreign currency translation adjustment, net of taxes	$(5,890)	$(3,645)
Pension loss, net of tax of $423 in 2021 and $455 in 2020	(11,172)	(11,722)
Accumulated other comprehensive loss	$(17,062)	$(15,367)

During the 2021 and 2020 first quarter periods, actuarial losses were amortized to expense as follows:

	For the Quarter Ended
(amounts in thousands)	April 2, 2021	March 27, 2020
Amortization of actuarial losses	$124	$73
Income tax	(10)	—
Net of tax	$114	$73

The amortization of both prior service cost and actuarial losses, with the exception of the actuarial gains related to the post retirement benefit plan, are included in determining net periodic pension cost. See note 9, "Deferred Compensation and Other Benefits" for additional information.

8.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2021 first quarter ETR was 22.6%, and the 2020 first quarter ETR was 39.0%.

The ETR was lower in the 2021 first quarter as compared with the corresponding 2020 first quarter primarily resulting from the reversal of certain previously non-deductible items due to the full valuation allowance against the U.S. deferred tax assets.

The Company elected to use the incremental cash tax savings approach when considering Global Intangible Low Taxed Income (GILTI) in its assessment of the realizability of its U.S. deferred tax assets. The Company generated US book and tax income during 2019 and 2020 but incurred significant losses in 2018 resulting in a cumulative near break-even position for the three years ended April 2, 2021. The Company believes its financial outlook remains positive; however, the COVID-19 pandemic has created a high level of uncertainty.  Because of difficulties with forecasting financial results historically, and due to the uncertainties associated with the COVID-19 pandemic, the Company maintained a full valuation allowance on its US deferred tax assets at April 2, 2021.

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

The Company maintains an unfunded pension plan related to the current Soft Company employees (FDBP). The Company does not anticipate contributing to the plan. No benefit payments were made in 2020 and none are expected to be paid in 2021.

On March 3, 2020, the Company acquired StarDust and now maintains an unfunded pension plan related to the current StarDust employees (SDBP). The Company does not anticipate contributing to this plan and no benefit payments are expected to be paid in 2021.

Net periodic pension cost for the quarters ended April 2, 2021 and March 27, 2020 for the plans is as follows:

	For the Quarter Ended
(amounts in thousands)	April 2, 2021	March 27, 2020
Service cost	$127	$103
Interest cost	51	87
Expected return on assets	(179)	(159)
Amortization of actuarial loss	125	74
Net periodic pension cost	$124	$105

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see Note 2 for “Life Insurance Policies”). The Company does not anticipate contributing to the plan other than for benefit payments as required in 2021 and future years. In both the 2021 and 2020 first quarters, the Company made benefit payments totaling approximately $0.1 million, and expects to make payments in 2021 totaling approximately $0.5 million.

As the NDBP was curtailed for additional contributions in January 2003, no contributions were made in 2020 and none are expected to be made in the remainder of 2021. The assets for the NDBP are held by Aegon, a financial services firm located in the Netherlands. The Company maintains a contract with Aegon to insure future benefit payments of the NDBP; however, due to certain terms of the agreement and potential obligations to the Company, the NDBP has not been settled. The benefit payments to be made in 2021 are expected to be paid by Aegon from plan assets. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the contractual value of the NDBP at any point in time. The fair value of the assets is determined using a Level 3 methodology (see Note 2 for “Fair Value”). In 2021, the plan investments have a targeted minimum return to the Company of 4.0%, which is consistent with historical returns and the 4.0% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, intends to maintain the current investment strategy of investing plan assets solely in government bonds throughout 2021.

The BDBP is considered fully funded. The Company made contributions of $0.2 million in the 2021 first quarter, and $0.1 million in the 2020 first quarter, respectively. The Company made benefit payments totaling less than $0.1 million in both the 2021 and 2020 first quarters, and expects to make payments in 2021 totaling $0.1 million.

The assets for the BDBP are held by Allianz, a financial services firm located in Belgium. The Company maintains a contract with Allianz to insure future benefit payments of the BDBP. Contributions made by the Company to Allianz are based on employees’ current salaries. The benefit payments to be made in 2021 are expected to be paid by Allianz from plan assets. The assets for the plan are included in the overall portfolio of assets held by Allianz. The fair market value of the plan’s assets equals the contractual value of the BDBP in any given year (which is the mathematical reserve held by Allianz). The fair value of the assets is determined using a Level 3 methodology (see Note 2 “Fair Value”). Allianz does not guarantee a minimum return on the plan investments, whereas Belgian law sets a minimum return to be guaranteed to the participants of the plan.

The change in the fair value of plan assets for the plans for the quarters ended April 2, 2021 and March 27, 2020 was as follows:

	For the Quarter Ended
(amounts in thousands)	April 2, 2021	March 27, 2020
Fair value of plan assets at beginning of period	$20,654	$18,077
Return on plan assets	179	159
Contributions	298	284
Benefits paid	(225)	(204)
Effect of exchange rate changes	(840)	(254)
Fair value of plan assets at end of quarter	$20,066	$18,062

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made no cash contributions in either the 2021 or 2020 first quarters for amounts earned in the previous year. Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were no stock units purchased in the 2021 or 2020 first quarters.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. There were no cash contributions in either the 2021 or 2020 first quarters. Contributions deposited in the director’s accounts in the 2021 and 2020 first quarters consisted of equity grants from the 2020 Equity Award Plan, and the 2010 Equity Award Plan, respectively. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

10.	Equity-based Compensation

During the 2021 first quarter, the Company granted restricted stock totaling 135,000 shares. During the 2020 first quarter, the Company granted restricted stock totaling 380,000 shares. All grants in 2021 and 2020 were funded out of treasury stock.

Director Board fees are paid in part with quarterly grants of stock units. Of the total shares granted during the 2021 first quarter, 15,000 shares represented restricted stock units that were granted to Board members. The shares vest over the quarter in which they were granted and the Company is expensing these grants as such. Grants of similar units to the Board members totaled 171,000 share units in the 2020 first quarter, and represented the annual grant for all of 2020.

Of the shares granted in the 2021 first quarter, 120,000 shares were granted to senior management, of which 80,000 shares included a performance condition. The shares will only vest, in part, to senior management if at least 80% of a three-year cumulative target for diluted earnings per share is met for the three-year period ended December 31, 2022.  If at least 80% of the three-year EPS target is not met, the grants will expire. Of the shares granted during 2020 first quarter, 209,000 were granted to senior management, of which 115,000 shares included a performance condition. The shares will only vest in part, to senior management if at least 80% of a three-year cumulative target for diluted earnings per share is met for the three-year period ended December 31, 2021. If at least 80% of the three-year EPS target is not met, the grants will expire.

The remaining shares granted in the 2021 and 2020 first quarters include shares that vest ratably over a period of three or four years, beginning one year from the date of grant.

The restricted shares granted are considered outstanding, can be voted, and are eligible to receive dividends in the event any are paid. However, these shares do not include a non-forfeitable right for the holder to receive dividends and none will be paid in the event the awards do not vest. Accordingly, only vested shares of outstanding restricted stock are included in the basic earnings per share calculation. The shares and share units were granted in 2021 from the 2020 Equity Award Plan, and in 2020 from the 2010 Equity Award Plan.

A total of 106,000 stock options were issued during the 2021 first quarter on March 24, 2021 from the 2020 Equity Award Plan. The options have a fair value of $3.46 per share using the Black-Scholes valuation model.  The assumptions used to calculate the fair value include the price on the date of grant of $9.17 per option, an expected life of 5.1 years, expected volatility of 41.9%, an expected dividend yield of zero, and a risk free rate of 0.8%. The options vest ratably over three years, and are being expensed over that period. The options were granted from the 2020 Equity Award Plan. A total of 173,000 options were granted during the 2020 first quarter on March 6, 2020. The options have a fair value of $1.96 per share using the Black-Scholes valuation model.  The assumptions used to calculate the fair value include the price on the date of grant of $5.88 per option, an expected life of 5.2 years, expected volatility of 36.7%, an expected dividend yield of zero, and a risk free rate of 0.6%. The options were granted from the 2010 Equity Award Plan.

11.	Treasury Stock

The Company’s Board of Directors has previously authorized the repurchase up to $30.0 million of the Company’s stock. The Company did not purchase shares for treasury during the 2021 first quarter. As of April 2, 2021, the Company had approximately $7.7 million left in its current stock repurchase authorization.

The Company issued approximately 0.2 million shares during the 2021 first quarter to fulfill the requirements from the grant of restricted shares or units, or the exercise of stock options.

The Company did not purchase shares for treasury during the 2020 first quarter. At March 27, 2020, the Company had approximately $7.7 million remaining in its stock repurchase authorization. During the 2020 first quarter, the Company issued 0.4 million shares out of treasury stock primarily to fulfill the share requirements from purchases of stock in the Non-Employee Director Deferred Compensation Plan, the grant of restricted shares or units, or the exercise of stock options.

12.	Significant Clients

In the 2021 first quarter, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $19.6 million or 20.2% of consolidated revenue compared with $19.9 million or 22.9% of consolidated revenue in the comparable 2020 period. The National Technical Services Agreement with IBM expires on October 27, 2023. The Company’s accounts receivable from IBM at April 2, 2021 and December 31, 2020 totaled $13.3 million and $11.3 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2021 or 2020 first quarters.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended April 2, 2021

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

Industry Trends

The Company operates in one industry segment, providing information and technology-related services to its clients. At the highest level, CTG delivers services that are considered either IT solutions or IT and other staffing. IT solutions typically encompasses services where the Company takes management responsibility for a project, has a deliverable, or service level agreements are included in the services delivered. Staffing services typically include providing IT and other resources to clients under client management.

IT solutions and IT and other staffing revenue as a percentage of total revenue for the quarters ended April 2, 2021 and March 27, 2020 was as follows:

	For the Quarter Ended
	April 2, 2021	March 27, 2020
IT solutions	44.3%	39.5%
IT and other staffing	55.7%	60.5%
Total	100.0%	100.0%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarters ended April 2, 2021 and March 27, 2020 was as follows:

	For the Quarter Ended
	April 2, 2021	March 27, 2020
Technology service providers	30.8%	35.3%
Financial services	17.0%	14.5%
Healthcare	15.5%	13.6%
Manufacturing	12.4%	15.2%
Energy	5.5%	6.4%
General markets	18.8%	15.0%
Total	100.0%	100.0%

The IT services industry is extremely competitive and characterized by continuous changes in client requirements and improvements in technologies. The Company’s competition varies significantly by geographic region, as well as by the type of service provided. Many of the Company’s competitors are larger than CTG, and have greater financial, technical, sales and marketing resources. In addition, the Company frequently competes with a client’s own internal IT staff. The industry is impacted by the continuing use of lower-cost offshore delivery capabilities (primarily India and other parts of Asia). Regularly, new IT products and services are introduced which may render the Company’s existing IT solutions and IT staffing services obsolete. The economic conditions in the markets we serve are continuously changing and may negatively affect our business if we cannot adapt to negative conditions as they occur. There can be no assurance that CTG will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters ended April 2, 2021 and March 27, 2020 was as follows:

	For the Quarter Ended
	April 2, 2021	March 27, 2020
Time-and-material	79.1%	82.4%
Progress billing	18.4%	14.0%
Percentage-of-completion	2.5%	3.6%
Total	100.0%	100.0%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	April 2, 2021		March 27, 2020
	(amounts in thousands)
Revenue	100.0%	$97,129	100.0%	$86,949
Cost of services	78.6%	76,362	80.4%	69,903
Gross profit	21.4%	20,767	19.6%	17,046
Selling, general and administrative expenses	19.2%	18,669	17.2%	14,979
Operating income	2.2%	2,098	2.4%	2,067
Interest and other expense, net	(0.2)%	(150)	(0.2)%	(191)
Income before income taxes	2.0%	1,948	2.2%	1,876
Provision for income taxes	0.4%	440	0.9%	732
Net income	1.6%	$1,508	1.3%	$1,144

The Company recorded revenue in the quarters ended April 2, 2021 and March 27, 2020 as follows:

For the Quarter Ended:	April 2, 2021		March 27, 2020		Year-over-Year Change
	(amounts in thousands)
North America	51.0%	$49,504	57.9%	$50,307	(1.6)%
Europe	49.0%	47,625	42.1%	36,642	30.0%
Total	100.0%	$97,129	100.0%	$86,949	11.7%

There were 65 and 62 billable days in the 2021 and 2020 first quarters, respectively. Reimbursable expenses billed to clients and included in revenue totaled $0.5 million and $0.4 million in the 2021 and 2020 first quarters, respectively.

The Company’s strategic plan includes investing in IT solutions-based business development, marketing and solutions resources as part of a concerted effort to increase the mix of solutions services within its total revenue. Generally, solutions services have much higher bill rates and produce higher profits than IT staffing services. Additionally, within solutions, the Company is focused on expanding the digital solutions it provides, including cloud related activities, robotic process automation and artificial intelligence, in response to the demand in the end markets where services are provided.  Finally, as a third part of its plan, the Company is focused on disengaging from its lowest margin staffing business.

On a consolidated basis, IT solutions revenue increased $8.7 million to $43.0 million, or 44.3% of consolidated revenue in the 2021 first quarter. This compares with $34.3 million or 39.5% in the corresponding 2020 period. The increase in solutions revenue in the 2021 first quarter was primarily due to the Company’s continued efforts to increase its solution services as part of overall revenue.

IT and other staffing revenue increased $1.5 million to $54.1 million and represented 55.7% of consolidated revenue in the 2021 first quarter. This compares with $52.6 million or 60.5% of revenue in the corresponding 2020 period. The IT staffing revenue increase in the first quarter was primarily due to the growth in the company’s European operations, offset by disengaging from a number of low margin, non-core staffing engagements in North America in the first quarter of 2021.

The COVID-19 pandemic had limited financial impact on the Company’s operations in the 2021 first quarter as compared with the 2020 first quarter. The Company did not experience additional headcount reductions or project cancellations during the 2021 first quarter. At this time, given the global pandemic continues to affect all of the countries where the Company has operations, there is no clear visibility into the potential magnitude of a downturn in operations that would negatively affect financial results for the remainder of 2021.

The Company has also actively participated in government-sponsored programs in its European operations, including Belgium, France and Luxembourg, that partially reimburses the Company for employees who have been made idle as a result of the pandemic. This primarily includes employees that were previously billable on an engagement, but the client made a decision to stop or end a project before completion. The Company is continuing to participate in these programs, but the benefit to the Company’s European operations was diminished subsequent to August 2020 as the respective governments reduced the reimbursements under these programs. Additionally, the Company has greatly reduced the number of idled billable resources since the beginning of the pandemic in March 2020. The Company believes that if these employees had remained billable throughout 2020 and through the end of the 2021 first quarter, the revenue that they would have generated would have approximated the reimbursements received from the various European governments.

The Company includes all billable consultants, consisting of both employees and subcontractors, and its support services in its headcount totals. CTG’s headcount at April 2, 2021 was approximately 3,700, down from approximately 4,000 at March 27, 2020, and a decrease from approximately 3,900 at December 31, 2020. The decrease in headcount year-over-year is primarily due to the Company’s plan to move away from its low margin staffing business and headcount reductions resulting from lower demand due to the COVID-19 pandemic, primarily in the Company’s staffing business.

The revenue increase in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was impacted in the 2021 first quarter by the weakness of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, the currency used in the United Kingdom. If there had been no change in these exchange rates from the 2020 first quarter to the 2021 first quarter, total European revenue would have been approximately $4.0 million lower, and operating income would have been lower by $0.3 million.

The Company continues to monitor the impact on its operations from the United Kingdom’s exit from the European Union (Brexit). To date, there has been an insignificant impact from Brexit. As the total revenue generated by our British subsidiary is immaterial as compared with the Company’s total consolidated revenue, we do not expect the impact to change in the foreseeable future.

In the 2021 first quarter, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $19.6 million or 20.2% of consolidated revenue compared with $19.9 million or 22.9% of consolidated revenue in the comparable 2020 period. The National Technical Services Agreement with IBM expires on October 27, 2023. The Company’s accounts receivable from IBM at April 2, 2021 and December 31, 2020 totaled $13.3 million and $11.3 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2021 or 2020 first quarters.

The gross profit margin was 21.4% of revenue in the 2021 first quarter as compared with 19.6% of revenue in the corresponding 2020 period. The increase in the gross profit margin in 2021 was primarily due to a shift to a larger mix of IT solutions business, which generates higher margins than IT staffing, within consolidated revenue.  Additionally, utilization of billable resources was higher in the first quarter of 2021 as compared with 2020.

Selling, general and administrative (“SG&A”) expenses were 19.2% of revenue in the 2021 first quarter as compared with 17.2% in the corresponding 2020 period. The increase in SG&A expenses as a percentage of revenue in the 2021 first quarter as compared with the comparable prior year period is primarily due to continued investments in solutions-based business development, marketing and solutions resources to increase the mix of solutions services within total revenue.

Consolidated operating income was 2.2% of revenue in the 2021 first quarter, compared with 2.4% of revenue in the 2020 first quarter.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2021 and 2020 first quarter ETR’s were 22.6% and 39.0%, respectively. The ETR was lower in the 2021 first quarter as compared with the corresponding 2020 first quarter primarily resulting from the reversal of certain previously non-deductible items due to the full valuation allowance against the U.S. deferred tax assets.

   Net income was $0.10 per diluted share in the 2021 first quarter as compared with $0.08 per diluted share in the 2020 first quarter. Diluted earnings per share was calculated using 14.9 million and 14.3 million weighted-average equivalent shares outstanding for the quarters ended April 2, 2021 and March 27, 2020, respectively.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company’s significant accounting policies, along with the underlying assumptions and judgments made by the Company’s management in their application, have a significant impact on the Company’s condensed consolidated financial statements. The Company identifies its critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s critical accounting policies are those related to income taxes, specifically relating to the valuation allowance for deferred income taxes, and the valuation of goodwill.

Income Taxes—Valuation Allowances on Deferred Tax Assets

At April 2, 2021, the Company had a total of approximately $8.0 million of deferred tax assets offset by a valuation allowance of approximately $7.6 million, resulting in a net deferred tax asset of approximately $0.4 million and approximately $2.0 million of deferred tax liabilities, recorded on its condensed consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards and state taxes.

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that all or some portion of the deferred tax assets will be realized, or that a valuation allowance is required. Management considers all available evidence, both positive and negative, in assessing realizability of its deferred tax assets. A key component of this assessment is management’s critical evaluation of current and future impacts of business and economic factors on the Company’s ability to generate future taxable income. Factors that may affect the Company’s ability to generate taxable income include, but are not limited to increased competition, a decline in revenue or margins, a loss of market share, the availability of qualified professional staff, and a decrease in demand for the Company’s services. The Company had a total of $5.3 million of deferred tax assets in its North American operations that were fully offset by a valuation allowance at April 2, 2021.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the 2021 first quarter would have increased or decreased net income by approximately $19,500.

Goodwill Valuation

As of April 2, 2021, goodwill recorded on the Company's consolidated balance sheet totaled $20.4 million, which relates to the acquisitions completed by the Company in 2018, 2019, and 2020. The acquisition of Soft Company in 2018 and StarDust in 2020 are in the France reporting unit, while the 2019 acquisition of Tech-IT is in the Luxembourg reporting unit.

As of October 2020 fiscal month-end, we performed our annual goodwill impairment test with the assistance of an external consultant and estimated the fair value of our reporting units based on a combination of the income (estimates of future discounted cash flows) and the market approach (market multiples for similar companies). The income approach uses a discounted cash flow (DCF) method that utilizes the present value of cash flows to estimate fair value of the reporting unit. The future cash flows for the reporting units were projected based upon on our estimates of future revenue, operating income and other factors such as working capital and capital expenditures. As part of our projections, we took into account expected industry and market conditions for the industries in which the reporting units operate, as well as trends currently impacting the reporting units. The market approach utilizes multiples of earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of the reporting unit. The market multiples used for our reporting units were based on competitor industry data, along with the market multiples for the Company and other factors.

Finally, we compared our estimates of fair value to the consolidated Company’s October 2020 month-end total public market capitalization, which included factoring in the business operations that do not have goodwill, and assessed implied control premiums. The Company’s public market capitalization has significantly increased from October 2020 to April 2, 2021 given an increase in the Company’s stock price of approximately 80% during that time period. Based on the results of this analysis, we concluded that the estimated fair value determined under our approach for the annual goodwill impairment test for our France and Luxembourg reporting units was reasonable.

We concluded that the goodwill assigned to the France and Luxembourg reporting units as of October 2020 were not impaired, and that they continue to not be impaired as of April 2, 2021. However, the estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on current available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events. In the event the business significantly under achieves its goals for revenue and profit growth in the future, the carrying value for this business unit may not be supportable using a discounted cash flow projection, and an impairment charge may exist.

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

Financial Condition and Liquidity

Cash provided by operating activities was $2.3 million in the 2021 first quarter compared with $19.2 million in the 2020 corresponding period. In 2021, net income was $1.5 million, while other non-cash adjustments, primarily consisting of depreciation and amortization expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $1.5 million. In 2020, net income was $1.1 million, while the corresponding non-cash adjustments totaled $1.3 million.

The accounts receivable balance decreased $1.0 million in 2021 and decreased $18.2 million in 2020. The decrease in the accounts receivable balance in 2021 primarily resulted from an advance payment (factoring) program that the Company entered into with its largest client during the 2020 first quarter, where approximately $15.5 million was paid in the 2021 first quarter before the normal due date. There was no change in days sales outstanding (DSO) from period to period, as DSO was 71 days at both April 2, 2021 and March 27, 2020. The decrease in the accounts receivable balance in 2020 primarily resulted from a decrease in revenue of 10.6% in the 2020 first quarter as compared with the corresponding 2019 quarter. Additionally, the decrease was driven by a decrease in DSO of 14 days in 2020 to 71 days from 85 days at December 31, 2019, and also due to the factoring arrangement.

Prepaid and other current assets increased $0.6 million and $1.0 million in the 2021 and 2020 periods, respectively, due to payments made early in each respective year that are then expensed throughout the year.

The accounts payable balance decreased $4.1 million and decreased $2.5 million in the 2021 and 2020 periods, respectively, primarily due to the timing of certain payments near the end of the quarter of each year as compared with the prior year-end. Accrued compensation increased $2.3 million and $1.0 million in the 2021 and 2020 periods, respectively. The 2021 increase is primarily due to a change in the pay cycle in the U.S. where the first quarter did not end on a pay date in 2021. The 2020 increase was driven by higher headcount compared with the corresponding prior period. Advance billings on contracts increased $1.1 million in 2021 and increased $0.4 million in 2020. The change in advance billings in any given period is determined by the nature and type of existing projects, and the advance payments, if any, associated with those projects.

Investing activities used $0.9 million and $4.7 million of cash in the 2021 and 2020 periods, respectively. Cash paid for the acquisition of StarDust, net of cash acquired, was approximately $4.0 million in 2020, and no acquisitions were made in the 2021 first quarter. The Company used cash for additions to property, equipment, and capitalized software of $0.9 million and $0.7 million in the 2021 and 2020 periods, respectively. The Company has no significant commitments for the purchase of property and equipment at April 2, 2021.

Financing activities provided $0.2 million of cash in 2021 and $6.3 million in 2020. Cash received from the exercise of stock options and from an employee stock purchase plan totaled approximately $0.3 million in 2021. There were no borrowing or repayments on the Company’s revolving credit line in 2021, while cash borrowed under the line of credit to fund the acquisition of StarDust and working capital obligations netted to $6.7 million in the 2020 period. Payments made to taxing authorities that represent the value of shares withheld for taxes in employee equity-based compensation transactions totaled less than $0.1 million in both the 2021 and 2020 periods. Cash overdrafts relate to the amount of outstanding checks at a point in time, and netted to $0.0 million and approximately $0.4 million in 2021 and 2020, respectively. The Company did not repurchase shares for treasury under its buyback program in either of the 2021 or 2020 first quarters. As of April 2, 2021, $7.7 million was available under the Company's authorization to purchase shares in future periods.

The Company’s Credit and Security Agreement provides for a three-year revolving credit facility in an aggregate principal amount of $45.0 million, including a sublimit of $10.0 million for letters of credit.

The Credit and Security Agreement expires in December 2022, and has interest rates ranging from 150 to 200 basis points over LIBOR or the greater of (i) the prime rate, (ii) the federal funds effective rate plus 50 basis points, and (iii) adjusted LIBOR plus 100 basis points plus a spread ranging from 50 to 100 basis points based on the amounts outstanding under the Credit and Security Agreement. The Company can borrow under the agreement with either rate at its discretion. At both April 2, 2021 and December 31, 2020, there was $0.0 million outstanding under the Credit and Security Agreement, respectively.

Generally, the Company borrows or repays its debt as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. However, during the 2020 first quarter, given the potential negative financial implications of the COVID-19 pandemic, the Company drew down $12.0 million under its revolving credit agreement to improve its cash position at quarter-end, and provide working capital in the event of a significant financial downturn in the remainder of the 2020. The Company paid down the debt during 2020, and had no balance outstanding as of April 2, 2021.

There were no borrowings during the 2021 first quarter. The maximum amount outstanding under its credit agreement in the 2020 first quarter was $12.0 million, while borrowings during that quarter averaged $3.1 million, and carried a weighted average interest rate of 2.5%.

Under the Credit and Security Agreement, the Company is required to meet certain financial covenants in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenants are measured quarterly, and at April 2, 2021, included a fixed charge coverage ratio, which must be greater than 1.10 consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for equity-based compensation and severance expenses, must be no less than $5.0 million for the trailing twelve months, and capital expenditures for property, plant, equipment, and capitalized software must be no more than $5.0 million in any annual period. The fixed charge coverage ratio is only tested if availability on a measurement date is less than approximately $5.6 million. Actual borrowings by CTG under the Credit and Security Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves. Receivable balances from our largest client, IBM, have been removed from the credit facility as collateral as the Company had entered into a factoring arrangement for those receivables. Total availability as of April 2, 2021 was approximately $14.4 million. The Company was in compliance with these covenants at April 2, 2021 as the fixed charge ratio was 56 to 1, the adjusted EBITDA for the trailing twelve months was $15.6 million, and capital expenditures for property, equipment and capitalized software were $0.9 million in the 2021 first quarter. The Company was also in compliance with its covenants at March 27, 2020.

Of the total cash and cash equivalents reported on the condensed consolidated balance sheet at April 2, 2021 of $33.5 million, approximately $21.8 million was held by the Company’s foreign operations. Earnings are considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and does not intend to do so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

The Company believes existing internally available funds, cash potentially generated from future operations, and funds available under the Company's Credit and Security Agreement (subject to collateral limits) totaling $44.8 million will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, pay a dividend (if any are declared), fund acquisitions, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2021 or 2020 first quarters other than guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $3.2 million at April 2, 2021.

Contractual Obligations

The Company did not enter into any significant contractual obligations during the quarter ended April 2, 2021.

Recently Issued Accounting Standards

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” Among other clarifications and simplifications related to income tax accounting, the new standard simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this new standard for the quarter ended April 2, 2021, and the adoption did not have a material impact on its condensed consolidated financial statements and associated disclosures.

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

The revenue increase in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was impacted in the 2021 first quarter period by the weakness of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, the currency used in the United Kingdom. If there had been no change in these exchange rates from the 2020 first quarter to the 2021 first quarter, total European revenue would have been approximately $4.0 million lower, and operating income would have been lower by $0.3 million.

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

Changes in Internal Control Over Financial Reporting

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on April 2, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company's risk factors from those previously disclosed in the Company's Form 10-K for the period ended December 31, 2020.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased under the Plan or Program
January 1 - January 31	—	$—	—	$7,727,724
February 1 - February 28	—	$—	—	$7,727,724
March 1 - April 2	—	$—	—	$7,727,724
Total	—		—

**	Excludes broker commissions

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Reference

31. (a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

31. (b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	##

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	#

101.SCH	Inline XBRL Taxonomy Extension Schema Document	#

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	#

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	#

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	#

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	#

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Filed herewith
##	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ John M. Laubacker
John M. Laubacker
Title:	Chief Financial Officer

Date: May 10, 2021