Form 10-Q
period 2021-10-01
COMPUTER TASK GROUP INC
filed 2021-11-09
CIK 23111

esidd

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                 to

Commission File No. 1-9410

COMPUTER TASK GROUP, INCORPORATED

(Exact name of registrant as specified in its charter)

New York	16-0912632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300 Corporate Parkway, Suite 214N, Amherst, New York	14226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (716) 882-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CTG	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	November 4, 2021
Common stock, par value $.01 per share	15,342,722

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Revenue	$90,603	$88,648	$279,896	$264,743
Cost of services	70,313	69,101	218,460	209,412
Gross profit	20,290	19,547	61,436	55,331
Selling, general and administrative expenses	17,588	17,723	53,835	49,526
Operating income	2,702	1,824	7,601	5,805
Interest and other income	137	87	331	221
Gain on sale of building	—	—	—	824
Non-taxable life insurance gain	—	574	—	963
Interest and other expense	679	327	1,279	657
Income before income taxes	2,160	2,158	6,653	7,156
Provision (benefit) for income taxes	488	(673)	1,640	1,422
Net income	$1,672	$2,831	$5,013	$5,734
Net income per share:
Basic	$0.12	$0.21	$0.36	$0.42
Diluted	$0.11	$0.20	$0.34	$0.40
Weighted average shares outstanding:
Basic	14,011	13,655	13,850	13,603
Diluted	14,939	14,401	14,951	14,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Net income	$1,672	$2,831	$5,013	$5,734

Foreign currency translation adjustment, net of taxes	(1,062)	2,117	(3,053)	2,061
Change in pension, net of taxes of $10 and $2 in the 2021 and 2020 third quarters, respectively, and $30 and $1 in the first three quarters of 2021 and 2020, respectively	311	(135)	917	(74)
Other comprehensive income (loss)	(751)	1,982	(2,136)	1,987

Comprehensive income	$921	$4,813	$2,877	$7,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	October 1,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$31,028	$32,865
Accounts receivable, net of allowances of $355 and $561 in 2021 and 2020, respectively	81,588	76,892
Prepaid and other current assets	3,325	2,207
Income taxes receivable	1,047	1,174
Total current assets	116,988	113,138
Property, equipment and capitalized software, net	5,253	5,515
Operating lease right-of-use assets	23,131	22,116
Deferred income taxes	415	393
Acquired intangibles, net	7,713	9,097
Goodwill	20,101	21,275
Cash surrender value of life insurance, net	3,988	3,587
Other assets	2,351	924
Investments	47	208
Total assets	$179,987	$176,253
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$11,869	$18,784
Accrued compensation	28,678	21,968
Advance billings on contracts	3,016	3,102
Short-term operating lease liabilities	6,637	6,427
Short-term deferred payroll taxes	3,329	3,329
Other current liabilities	6,820	7,535
Total current liabilities	60,349	61,145
Deferred compensation benefits	13,520	14,420
Long-term operating lease liabilities	16,408	15,564
Deferred payroll taxes	3,329	3,329
Deferred income taxes	1,819	2,174
Other long-term liabilities	104	113
Total liabilities	95,529	96,745
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in 2021 and 2020	270	270
Capital in excess of par value	109,714	109,407
Retained earnings	99,325	94,312
Less: Treasury stock of 11,674,052 and 11,841,960 shares at cost, in 2021 and 2020, respectively	(107,348)	(109,114)
Accumulated other comprehensive loss	(17,503)	(15,367)
Total shareholders’ equity	84,458	79,508
Total liabilities and shareholders’ equity	$179,987	$176,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Quarters Ended
	October 1, 2021	September 25, 2020
Cash flow from operating activities:
Net income	$5,013	$5,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,451	2,576
Equity-based compensation expense	1,974	1,805
Deferred income taxes	(269)	(113)
Deferred compensation benefits	(42)	399
Loss (gain) on the sale of property and equipment	13	(829)
Non-taxable life insurance gain	—	(963)
Changes in assets and liabilities that provide (use) cash, excluding the effects of acquisitions:
Accounts receivable	(6,803)	16,611
Prepaid and other current assets	(847)	(557)
Other long-term assets	(448)	(383)
Cash surrender value of life insurance	130	779
Accounts payable	(6,514)	(3,901)
Accrued compensation	7,826	11
Income taxes payable / receivable	145	(671)
Deferred payroll taxes	—	4,321
Advance billings on contracts	53	839
Other current liabilities	(440)	(109)
Other long-term liabilities	(9)	(90)
Net cash provided by operating activities	2,233	25,459
Cash flow from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(4,324)
Additions to property and equipment	(1,447)	(1,029)
Additions to capitalized software	—	(832)
Proceeds from sale of property & equipment	—	2,442
Premiums paid for life insurance	(531)	(616)
Proceeds from life insurance	—	400
Net cash used in investing activities	(1,978)	(3,959)
Cash flow from financing activities:
Proceeds from long-term debt	—	40,845
Payments on long-term debt	—	(40,135)
Deferred debt financing costs	(1,274)	—
Proceeds from stock option plan exercises	366	—
Taxes remitted for shares withheld from equity-based compensation transactions	(389)	(160)
Proceeds from Employee Stock Purchase Plan	122	102
Change in cash overdraft, net	—	(370)
Net cash provided by (used in) financing activities	(1,175)	282
Effect of exchange rates on cash and cash equivalents	(917)	849
Net increase (decrease) in cash and cash equivalents	(1,837)	22,631
Cash and cash equivalents at beginning of year	32,865	10,781
Cash and cash equivalents at end of quarter	$31,028	$33,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
Balances as of July 2, 2021	27,018	$270	$109,133	$97,653	11,690	$(107,507)	$(16,752)	$82,797
Employee Stock Purchase Plan share issuance	—	—	(2)	—	(5)	40	—	38
Restricted stock plan share issuance/forfeiture	—	—	(119)	—	(11)	119	—	—
Equity-based compensation	—	—	702	—	—	—	—	702
Net income	—	—	—	1,672	—	—	—	1,672
Foreign currency adjustment	—	—	—	—	—	—	(1,062)	(1,062)
Pension gain adjustment, net of tax	—	—	—	—	—	—	311	311
Balances as of October 1, 2021	27,018	$270	$109,714	$99,325	11,674	$(107,348)	$(17,503)	$84,458

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
Balances as of June 26, 2020	27,018	$270	$108,207	$89,576	11,835	$(109,320)	$(18,537)	$70,196
Employee Stock Purchase Plan share issuance	—	—	(39)	—	(8)	78	—	39
Restricted stock plan share issuance/forfeiture	—	—	43	—	9	(43)	—	—
Equity-based compensation	—	—	656	—	—	—	—	656
Net income	—	—	—	2,831	—	—	—	2,831
Foreign currency adjustment	—	—	—	—	—	—	2,117	2,117
Pension loss adjustment, net of tax	—	—	—	—	—	—	(135)	(135)
Balances as of September 25, 2020	27,018	$270	$108,867	$92,407	11,836	$(109,285)	$(16,555)	$75,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
Balances as of December 31, 2020	27,018	$270	$109,407	$94,312	11,842	$(109,114)	$(15,367)	$79,508
Employee Stock Purchase Plan share issuance	—	—	(4)	—	(14)	126	—	122
Stock Option Plan share issuance, net	—	—	(427)	—	(82)	793	—	366
Restricted stock plan share issuance/forfeiture	—	—	(1,236)	—	(72)	847	—	(389)
Equity-based compensation	—	—	1,974	—	—	—	—	1,974
Net income	—	—	—	5,013	—	—	—	5,013
Foreign currency adjustment	—	—	—	—	—	—	(3,053)	(3,053)
Pension gain adjustment, net of tax	—	—	—	—	—	—	917	917
Balances as of October 1, 2021	27,018	$270	$109,714	$99,325	11,674	$(107,348)	$(17,503)	$84,458

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
Balances as of December 31, 2019	27,018	$270	$112,096	$86,673	12,311	$(114,261)	$(18,542)	$66,236
Employee Stock Purchase Plan share issuance	—	—	(104)	—	(22)	206	—	102
Restricted stock plan share issuance/forfeiture	—	—	(4,930)	—	(453)	4,770	—	(160)
Equity-based compensation	—	—	1,805	—	—	—	—	1,805
Net income	—	—	—	5,734	—	—	—	5,734
Foreign currency adjustment	—	—	—	—	—	—	2,061	2,061
Pension loss adjustment, net of tax	—	—	—	—	—	—	(74)	(74)
Balances as of September 25, 2020	27,018	$270	$108,867	$92,407	11,836	$(109,285)	$(16,555)	$75,704

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal period where the last day of each of the first three quarters is a Friday. The 2021 third quarter began on July 3, 2021 and ended on October 1, 2021. The 2020 third quarter began on June 27, 2020 and ended on September 25, 2020. There were 63 billable days in both the third quarters of 2021 and 2020, and 192 and 189 billable days in the 2021 and 2020 year-to-date periods, respectively.

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

There were no subsequent events as of the date of this filing from the end of the fiscal third quarter on October 1, 2021 that require recognition or disclosure in these unaudited interim condensed consolidated financial statements.

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

IT solutions and IT and other staffing revenue for the quarter and three quarters ended October 1, 2021 and September 25, 2020 was as follows:

For the Quarter Ended:	October 1, 2021		September 25, 2020		Year-over-Year Change
(amounts in thousands)
IT solutions	45.6%	$41,340	41.7%	$37,006	11.7%
IT and other staffing	54.4%	49,263	58.3%	51,642	(4.6)%
Total	100.0%	$90,603	100.0%	$88,648	2.2%

For the Three Quarters Ended:	October 1, 2021		September 25, 2020		Year-over-Year Change
(amounts in thousands)
IT solutions	44.9%	$125,642	41.0%	$108,642	15.6%
IT and other staffing	55.1%	154,254	59.0%	156,101	(1.2)%
Total	100.0%	$279,896	100.0%	$264,743	5.7%

The Company focuses a significant portion of its services through five vertical market focus areas: technology service providers, healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), financial services, manufacturing, and energy. The Company focuses on these five vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and three quarters ended October 1, 2021 and September 25, 2020 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Technology service providers	28.0%	30.7%	28.4%	31.1%
Healthcare	17.7%	14.6%	15.9%	14.0%
Financial services	17.4%	16.4%	17.8%	16.1%
Manufacturing	12.3%	13.3%	12.1%	13.7%
Energy	5.3%	6.0%	5.6%	6.7%
General markets	19.3%	19.0%	20.2%	18.4%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarter and three quarters ended October 1, 2021 and September 25, 2020 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Time-and-material	79.2%	80.5%	79.3%	80.7%
Progress billing	18.2%	14.6%	18.3%	14.7%
Percentage-of-completion	2.6%	4.9%	2.4%	4.6%
Total	100.0%	100.0%	100.0%	100.0%

The Company recorded revenue in the quarter and three quarters ended October 1, 2021 and September 25, 2020 as follows:

For the Quarter Ended:	October 1, 2021		September 25, 2020		Year-over-Year Change
(amounts in thousands)
North America	55.5%	$50,288	54.9%	$48,625	3.4%
Europe	44.5%	40,315	45.1%	40,023	0.7%
Total	100.0%	$90,603	100.0%	$88,648	2.2%

For the Three Quarters Ended:	October 1, 2021		September 25, 2020		Year-over-Year Change
(amounts in thousands)
North America	52.6%	$147,142	56.0%	$148,289	(0.8)%
Europe	47.4%	132,754	44.0%	116,454	14.0%
Total	100.0%	$279,896	100.0%	$264,743	5.7%

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

Transaction Price Allocated to Remaining Performance Obligations

As of October 1, 2021, the aggregate transaction price allocated to unsatisfied or partially unsatisfied performance obligations for fixed-price and all managed-support contracts was approximately $14.1 million and $65.3 million, respectively. Approximately $25.1 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2021, and approximately $54.3 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2022 and beyond. The Company uses the right to invoice practical expedient. Therefore, no disclosure is required for unsatisfied performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At October 1, 2021 and December 31, 2020, the carrying amounts of the Company’s cash of $31.0 million and $32.9 million, respectively, approximated fair value.

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

The Company has recorded a contingent consideration liability related to the earn-out provision of which a portion will be payable in each period subject to the achievement by StarDust of consolidated direct profit targets for fiscal 2020 and 2021. There is no payout if the achievements are below the target threshold. The fair value of this contingent consideration liability is determined using level 3 inputs. The fair value assigned to the contingent consideration liability is determined using the real options method, which requires inputs such as consolidated direct profit forecasts, discount rate, and other market variables to assess the probability of StarDust achieving their revenue and EBIT targets. During 2021, the Company paid approximately $0.3 million relating to the earn-out based on the achievement by StarDust of the consolidated direct profit targets for fiscal 2020. No earn-out was earned or recorded for Tech-IT for fiscal 2020.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies currently on 16 individuals, whose average age is 78 years old. Those policies have generated cash surrender value and the Company has taken loans against the policies. At October 1, 2021, these insurance policies have a gross cash surrender value of $27.9 million, outstanding loans and interest totaling $24.9 million, and a net cash surrender value of $3.0 million. At December 31, 2020, these insurance policies had a gross cash surrender value of $27.1 million, outstanding loans and interest totaling $24.4 million, and a net cash surrender value of $2.7 million. The net cash surrender values are included on the condensed consolidated balance sheet in “Cash surrender value of life insurance” under non-current assets.

At October 1, 2021 and December 31, 2020, the total death benefit for the remaining policies was approximately $35.8 million and $35.0 million, respectively. Currently, upon the death of all of the remaining plan participants, the

Company would expect to receive approximately $10.6 million after the payment of obligations, and, under current tax regulations, record a non-taxable gain of approximately $7.6 million.

During both the 2020 second and third quarters, a participant in the plan passed away. Upon their deaths, the Company recorded a non-taxable life insurance gain totaling approximately $1.0 million for the three quarters ended September 25, 2020, which it has recorded on its condensed consolidated statements of income.

Cash and Cash Equivalents, and Cash Overdrafts

For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. The Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment. In the event the Company has no available cash at the bank for which it writes its checks, the "change in cash overdraft, net" line item as presented on the condensed consolidated statement of cash flows, represents the increase or decrease in outstanding checks for a given period. The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250,000. As of October 1, 2021 and December 31, 2020, the Company has multiple accounts that carry balances in excess of this insurable limit. The Company’s cash in its foreign bank accounts is not insured.

Accounts Receivable Factoring

The Company entered into a factoring agreement during the 2020 first quarter to sell certain trade accounts receivables associated with its largest client on a non-recourse basis to a third-party financial institution. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreement was approximately $0.9 million and $26.5 million in the quarter and year-to-date period ended October 1, 2021, respectively, and $17.8 and $43.2 million in the quarter and year-to-date period ended September 25, 2020, respectively. Fees for the factoring arrangement were recorded in cost of services and were less than $0.1 million in both the quarter and year-to-date periods ended October 1, 2021, and were less than $0.1 million and $0.1 million in the quarter and year-to-date period ended September 25, 2020, respectively.

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at October 1, 2021 and December 31, 2020 were recorded as follows:

(amounts in thousands)	October 1, 2021	December 31, 2020
Property, equipment and capitalized software	$15,300	$14,543
Accumulated depreciation and amortization	(10,047)	(9,028)
Property, equipment and capitalized software, net	$5,253	$5,515

The Company capitalizes software projects developed for commercial use. The Company recorded capitalized software costs during the quarter and three quarters ended October 1, 2021 and September 25, 2020 as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Capitalized software, beginning balance	$2,416	$2,741	$2,397	$2,147
Additions	—	239	—	833
Foreign currency translation	(39)	(39)	(20)	(39)
Capitalized software	$2,377	$2,941	$2,377	$2,941

Capitalized software amortization periods range from three to five years, and are evaluated periodically for propriety. Amortization expense and accumulated amortization for these projects for the quarter and three quarters ended October 1, 2021 and September 25, 2020 are as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Accumulated amortization, beginning balance	$1,533	$1,076	$1,280	$866
Amortization expense	95	91	348	301
Accumulated amortization	$1,628	$1,167	$1,628	$1,167

During the 2020 second quarter, the Company sold its corporate headquarters located in Buffalo, NY. As the sale price of the building was $2.5 million, and the book value of the building was approximately $1.6 million, the Company recorded a profit on the sale after related fees of about $0.8 million in the 2020 second quarter.

Guarantees

The Company has a number of guarantees in place in its European operations that support office leases and performance under government contracts. These guarantees totaled approximately $3.2 million at both October 1, 2021 and December 31, 2020, and have expiration dates ranging from October 2021 through October 2034.

Goodwill

The goodwill recorded on the Company's condensed consolidated balance sheet at October 1, 2021 relates to the acquisitions of Soft Company in 2018, Tech-IT in 2019, and StarDust in 2020. In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment exist in interim periods. There were no impairment indicators noted in the quarter or three quarters ended October 1, 2021 and September 25, 2020.

The changes in the carrying amount of goodwill for the three quarters ended October 1, 2021 was as follows:

(amounts in thousands)
Balance at December 31, 2020	$21,275
Foreign currency translation	(1,174)
Balance at October 1, 2021	$20,101

Acquired Intangible Assets

Acquired intangible assets at October 1, 2021 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 years	$1,532	$(1,473)	$(37)	$22
Technology	10 years	591	(97)	23	517
Customer relationships	7-13 years	10,496	(2,942)	(380)	7,174
Total		$12,619	$(4,512)	$(394)	$7,713

Estimated amortization expense for the remainder of 2021, the five succeeding years, and thereafter is as follows:

Year	Annual Amortization
(amounts in thousands)
2021 (remaining)	$275
2022	1,056
2023	1,047
2024	1,047
2025	1,047
2026	1,047
Thereafter	2,194
Total	$7,713

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, which requires the immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including trade receivables. The allowance for credit losses will be the difference between the amortized cost balance of a financial asset and the amount of amortized cost expected to be collected over the remaining contractual life. When determining the allowance, expected credit losses over the contractual term of the financial assets will be estimated considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  Subsequent changes in the allowance will be recorded through the income statement as an expense adjustment. This guidance is effective for reporting periods beginning after December 15, 2019; however, early adoption is permitted. The Company adopted the new credit loss standard on January 1, 2020, and the adoption did not have a material impact on its condensed consolidated financial statements and associated disclosures. The Company estimated its allowance for credit losses by pooling assets with similar risk characteristics, reviewing historical losses within the last five years and taking into consideration any reasonable supportable forecasts of future economic conditions. The Company cannot guarantee that the rate of future credit losses will be similar to past experience, but considers all available information when assessing the adequacy of its allowance for credit losses each quarter.

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

An earn-out of up to $1.1 million (€1.0 million based on a EUR into USD exchange rate of 1.1145) can be earned, a portion of which will be payable in each period subject to the achievement of consolidated direct profit targets for fiscal 2020 and 2021. Additionally, for each €10,000 of consolidated direct profit achieved above the target, an additional €1,000 can be earned, with no maximum limit. There is no payout if the achievement is below the target threshold. The fair value as of the March 3, 2020 acquisition date and October 1, 2021 was determined to be $0.1 million. The Company did not record any selling, general, and administrative expenses during the third quarter of 2021 related to this earn-out, but recorded a reduction of $0.1 million during the 2021 year-to-date period. The remaining contingent consideration liability is recorded in “other current liabilities” on the October 1, 2021 condensed consolidated balance sheet.

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

The Company incurred acquisition-related legal and consulting fees and amortization of intangible assets of $0.1 million and $0.2 million in the 2021 third quarter and year-to-date period, respectively, and approximately $0.1 million and $0.2 million in the 2020 third quarter and year-to-date period, respectively, which were recorded as a component of selling, general, and administrative expenses in the condensed consolidated statements of income. The purchase price allocation for this acquisition has been finalized.

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

An earn-out of up to a maximum of $1.7 million (€1.5 million based on a EUR into USD exchange rate of 1.1386) could be earned, a portion of which was payable in each period subject to the achievement of direct profit targets for fiscal 2019 and 2020.  There is no payout if the achievement is below the target threshold. The fair value as of the February 6, 2019 acquisition date was determined to be $0.6 million. The fair value of the remaining contingent consideration liability was determined to be zero as of December 31, 2020 as the direct profit target threshold was not met by Tech-IT for the fiscal year 2020. As of October 1, 2021, all potential earn-out payments have been made.

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

The Company incurred amortization of intangible assets of approximately $0.1 million and $0.4 million in the 2021 third quarter and year-to-date period, respectively, and approximately $0.2 million and $0.6 million in the 2020 third quarter and year-to-date period, respectively, which were recorded as a component of selling, general, and administrative expenses in the condensed consolidated statements of income. The purchase price allocation for this acquisition has been finalized.

4.	Net Income Per Share

Basic and diluted earnings per share (EPS) for the quarter and three quarters ended October 1, 2021 and September 25, 2020 were as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands, except per-share data)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Weighted-average number of shares outstanding during period	14,011	13,655	13,850	13,603
Common stock equivalents from incremental shares under equity-based compensation plans	928	746	1,101	731
Number of shares on which diluted earnings per share is based	14,939	14,401	14,951	14,334
Net income	$1,672	$2,831	$5,013	$5,734
Net income per share
Basic	$0.12	$0.21	$0.36	$0.42
Diluted	$0.11	$0.20	$0.34	$0.40

Weighted-average shares represent the average number of issued shares less treasury shares, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 0.6 million and 1.1 million shares of common stock were outstanding at October 1, 2021 and September 25, 2020, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.
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

Operating leases are included in the right-of-use lease assets, short-term lease liabilities, and long-term lease liabilities on the condensed consolidated balance sheet. The Company measures the operating lease liabilities at lease commencement date based on the present value of remaining lease payments using the rate implicit in the lease when readily determinable, or the Company’s secured incremental borrowing rate. The Company has made an accounting policy election not to recognize a lease liability or right-of-use asset for leases with a lease term of twelve months or less and do not include an option to purchase the underlying asset. The Company recognizes lease expense on a straight-line basis over the lease term and variable lease expense in the period incurred. Variable lease cost consists primarily of common-area maintenance, insurance, and taxes, which are paid based on actual costs incurred by the lessor. Operating lease cost was $1.9 million and $5.8 million for the 2021 third quarter and year-to-date period, respectively, and $1.6 million and $4.7 million for the 2020 third quarter and year-to-date period, respectively. The Company incurred variable lease cost of $0.1 million and $0.3 million in the 2021 third quarter and year-to-date period, respectively, and $0.1 million and $0.4 million in the 2020 third quarter and year-to-date period, respectively. The Company also incurred short-term lease costs of $0.1 million and $0.3 million in the 2021 third quarter and year-to-date period, respectively, and $0.2 million and $0.4 million in the 2020 third quarter and year-to-date period, respectively.

Maturities for the Company’s lease liabilities for all operating leases as of October 1, 2021 are as follows:

Total
Year	Operating Leases
(amounts in thousands)
2021 (remaining)	$1,820
2022	6,325
2023	4,827
2024	3,183
2025	2,178
2026 & thereafter	6,092
Total undiscounted operating lease payments	24,425
Less: Interest	(1,380)
Total present value of operating lease liabilities	$23,045

The weighted average remaining lease terms and discount rates for all operating leases as of October 1, 2021 and September 25, 2020 were as follows:

	October 1, 2021	September 25, 2020
Weighted average remaining lease term (years)	6.01	6.13
Weighted average remaining discount rate	2.11%	2.00%

Supplemental cash flow information related to the Company’s operating leases for the 2021 year-to-date period is as follows:

(amounts in thousands)	October 1, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$5,782
Right-of-use assets obtained in exchange for new operating lease liabilities	6,101

6.	Debt

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

At both October 1, 2021 and December 31, 2020, there were no amounts outstanding under the Credit Agreement or the Company’s previous Credit and Security Agreement, respectively. The Company borrows or repays its debts as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

There were no borrowings during the 2021 third quarter. The maximum amounts outstanding under its Credit and Security Agreement in the 2020 third quarter was $12.0 million, while borrowings during that quarter averaged $9.5 million, and carried a weighted average interest rate of 2.1%.

Under the Credit Agreement, the Company is required to meet one financial covenant in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenant is measured quarterly, and at October 1, 2021 represented a fixed charge coverage ratio, where for the trailing twelve months the consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for, amongst other items, equity-based compensation and severance expenses, must be greater than 1.0 times the consolidated interest expense paid in cash and any scheduled principal payments. The fixed charge coverage ratio is only tested if availability, subject to a maximum of the commitment of $50.0 million, on the measurement date is less than the greater of 12.5% of the total loan availability or $5.0 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves for each country included in the Credit Agreement (the United States, Belgium, and Luxembourg). Receivable balances from our largest client, IBM, have been removed from the Credit Agreement as collateral, as the Company had entered into a factoring arrangement for those receivables. Total availability as of October 1, 2021 was approximately $39.8 million. The Company’s compliance with its financial covenant was not required to be tested at October 1, 2021 as the availability under the Credit Agreement was in excess of 12.5% of the total loan availability. The Company was in compliance with its applicable covenants under the previous Credit and Security Agreement at September 25, 2020.

During the 2021 second quarter, the Company expensed approximately $0.1 million in deferred financing fees associated with its previous Credit and Security Agreement. The Company incurred approximately $1.4 million in fees associated with the Credit Agreement which have been deferred and will be amortized over the life of the agreement (60 months).

7.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at October 1, 2021 and December 31, 2020 are as follows:

(amounts in thousands)	October 1, 2021	December 31, 2020
Foreign currency translation adjustment, net of taxes	$(6,698)	$(3,645)
Pension loss, net of tax of $398 in 2021 and $455 in 2020	(10,805)	(11,722)
Accumulated other comprehensive loss	$(17,503)	$(15,367)

During the 2021 and 2020 third quarter and year-to-date period, actuarial losses were amortized to expense as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Amortization of actuarial losses	$122	$76	$370	$221
Income tax	(10)	(2)	(30)	(1)
Net of tax	$112	$74	$340	$220

The amortization of both prior service cost and actuarial losses, with the exception of the actuarial gains related to the post retirement benefit plan, are included in determining net periodic pension cost. See note 9, "Deferred Compensation and Other Benefits" for additional information.

8.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2021 third quarter and year-to-date ETR was 22.6% and 24.7%, respectively, and the 2020 third quarter and year-to-date ETR was (31.2)% and 19.9%, respectively.

The ETR was higher in the 2021 third quarter and year-to-date periods as compared with the corresponding 2020 periods primarily due to benefits resulting from tax law changes that were recorded in the 2020 third quarter.

The Company elected to use the incremental cash tax savings approach when considering Global Intangible Low Taxed Income (GILTI) in its assessment of the realizability of its U.S. deferred tax assets. The Company generated US book and tax income during 2019 and 2020 but has incurred losses through the first 3 quarters of 2021 and incurred significant losses in Q4 2018 resulting in a cumulative 3-year loss for the three years ended October 1, 2021. The Company believes its financial outlook remains positive; however, the COVID-19 pandemic continues to create a high level of uncertainty concerning future levels of income. Given difficulties with forecasting historical financial results, and due to the uncertainties associated with the COVID-19 pandemic, the Company maintained a full valuation allowance on its US deferred tax assets at October 1, 2021.

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

Net periodic pension cost for the quarter and three quarters ended October 1, 2021 and September 25, 2020 for the plans is as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Service cost	$124	$123	$378	$328
Interest cost	49	96	149	270
Expected return on assets	(175)	(187)	(532)	(504)
Amortization of actuarial loss	124	83	374	231
Net periodic pension cost	$122	$115	$369	$325

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see Note 2 for “Life Insurance Policies”). The Company does not anticipate contributing to the plan other than for benefit payments as required in 2021 and future years. In the 2021 third quarter and year-to-date period, the Company made benefit payments totaling approximately $0.1 million and $0.3 million, respectively, and expects to make payments in 2021 totaling approximately $0.5 million. The Company made benefit payments totaling approximately $0.1 million and $0.4 million in the 2020 third quarter and year-to-date period, respectively.

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

The BDBP is considered fully funded. The Company made contributions of $0.2 million and $0.5 million in the 2021 third quarter and year-to-date period, respectively, and $0.2 million and $0.5 million in the 2020 third quarter and year-to-date period, respectively. The Company made benefit payments totaling less than $0.1 million in the 2021 and 2020 third quarters, respectively, and expects to make payments in 2021 totaling $0.1 million.

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

The change in the fair value of plan assets for the plans for the three quarters ended October 1, 2021 and September 25, 2020 was as follows:

	For the Three Quarters Ended
(amounts in thousands)	October 1, 2021	September 25, 2020
Fair value of plan assets at beginning of period	$20,654	$18,078
Return on plan assets	532	504
Contributions	890	878
Benefits paid	(674)	(624)
Effect of exchange rate changes	(1,162)	690
Fair value of plan assets at end of quarter	$20,240	$19,526

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made no cash contributions in either the 2021 or 2020 third quarter or year-to-date periods for amounts earned in the previous year. Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. An executive purchased 20,958 stock units from the Company using their available investment balance during the 2021 third quarter. There were no other stock units purchased during the 2021 or 2020 and year-to-date periods.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. There were no cash contributions in either the 2021 or 2020 third quarter or year-to-date periods. Contributions deposited in the director’s accounts in the 2021 and 2020 third quarters consisted of equity grants from the 2020 Equity Award Plan, and the 2010 Equity Award Plan, respectively. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.
10.	Equity-based Compensation

During the 2021 third quarter and year-to-date period, the Company granted restricted stock totaling 15,012 and 255,331 shares, respectively. During the 2020 third quarter, there were no restricted stock grants issued, but the Company granted restricted stock totaling 599,928 shares in the 2020 year-to-date period. All grants in 2021 and 2020 were funded out of treasury stock.

Director Board fees are paid in part with quarterly grants of stock units. Of the total shares granted during the 2021 third quarter and year-to-date period, 15,012 and 43,242 shares represented restricted stock units that were granted to Board members, respectively. The shares vest over the quarter in which they were granted and the Company is expensing these grants as such. Grants of similar units to the Board members totaled 170,848 share units in the 2020 first quarter, and represented the annual grant for all of 2020.

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

The remaining shares granted in the 2021 and 2020 third quarter and year-to-date periods include shares that vest ratably over a period of three or four years, beginning one year from the date of grant.

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

A total of 105,906 stock options were issued during the 2021 year-to-date period on March 24, 2021 from the 2020 Equity Award Plan. The options have a fair value of $3.46 per share using the Black-Scholes valuation model.  The assumptions used to calculate the fair value include the price on the date of grant of $9.17 per option, an expected life of 5.1 years, expected volatility of 41.9%, an expected dividend yield of zero, and a risk free rate of 0.8%. The options vest ratably over three years, and are being expensed over that period. The options were granted from the 2020 Equity Award Plan. A total of 173,010 options were granted during the 2020 year-to-date period on March 6, 2020. The options have a fair value of $1.96 per share using the Black-Scholes valuation model.  The assumptions used to calculate the fair value include the price on the date of grant of $5.88 per option, an expected life of 5.2 years, expected volatility of 36.7%, an expected dividend yield of zero, and a risk free rate of 0.6%. The options were granted from the 2010 Equity Award Plan.

11.	Treasury Stock

The Company’s Board of Directors has previously authorized the repurchase of up to $30.0 million of the Company’s stock. The Company did not purchase shares for treasury during the 2021 or 2020 third quarter or year-to-date periods. As of October 1, 2021 and September 25, 2020, the Company had approximately $7.7 million left in its current stock repurchase authorization.

The Company issued 15,012 and 255,331 shares during the 2021 third quarter and year-to-date period, respectively, to fulfill the requirements from the grant of restricted shares or units and the exercise of stock options.

The Company did not issue any shares during the 2020 third quarter, but issued 599,928 shares out of treasury stock during the 2020 year-to-date period primarily to fulfill the share requirements from purchases of stock in the Non-Employee Director Deferred Compensation Plan, the grant of restricted shares or units, or the exercise of stock options.

12.	Significant Clients

In the 2021 third quarter, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $18.9 million or 20.9% of consolidated revenue compared with $18.6 million or 21.0% of consolidated revenue in the comparable 2020 period. In the 2021 year-to-date period, IBM accounted for $58.1 million or 20.8% of consolidated revenue, compared with $57.4 million or 21.7% of consolidated revenue in the comparable 2020 period. The National Technical Services Agreement with IBM expires on October 27, 2023. The Company’s accounts receivable from IBM at October 1, 2021 and December 31, 2020 totaled $20.1 million and $11.3 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2021 or 2020 third quarters or year-to-date periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking information and statements made by the management of Computer Task Group, Incorporated (CTG, the Company or the Registrant) that are based on the beliefs of management as well as assumptions made by, and information currently available to, the Company, and are subject to a number of risks and uncertainties. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. These forward-looking statements are current only as of the date of this quarterly report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “would”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “currently”, “continue”, “intends”, “outlook”, and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of or trends in business strategy and expectations, new business opportunities, cost control initiatives, business wins, market demand, revenue, operating expenses, capital expenditures, and financing.  The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors and risks could cause actual results to differ materially from those in the forward-looking statements, including the following: (i) the availability to CTG of qualified professional staff, (ii) domestic and foreign industry competition for clients and talent, including technical, sales and management personnel, (iii) increased bargaining power of large clients, (iv) the Company's ability to protect confidential client data, (v) the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM), (vi) the uncertainty of clients' implementations of cost reduction projects, (vii) the effect of healthcare reform and initiatives, (viii) the mix of work between staffing and solutions, (ix) currency exchange risks, (x) risks associated with operating in foreign jurisdictions, (xi) renegotiations, nullification, or breaches of contracts with clients, vendors, subcontractors or other parties, (xii) the impact of current and future laws and government regulations, as well as repeal or modification of such, affecting the information technology (IT) solutions and staffing industry, taxes and the Company's operations in particular, (xiii) industry and economic conditions, including fluctuations in demand for IT services, (xiv) consolidation among the Company's competitors or clients, (xv) the need to supplement or change our IT services in response to new offerings in the industry or changes in client requirements for IT products and solutions, (xvi) the risks associated with acquisitions, (xvii) actions of activist shareholders, and (xviii) the effects of the COVID-19 pandemic and the regulatory, social, and business responses thereto on the Company’s business, operations, employees, contractors, and clients, and (xix) the risks described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company’s most recently filed annual report on Form 10-K, and from time to time, in the Company's other reports filed with the Securities and Exchange Commission (SEC). These may be obtained through the Securities and Exchange Commission’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at www.sec.gov.

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

IT solutions and IT and other staffing revenue for the quarter and three quarters ended October 1, 2021 and September 25, 2020 was as follows:

For the Quarter Ended:	October 1, 2021		September 25, 2020		Year-over-Year Change
(amounts in thousands)
IT solutions	45.6%	$41,340	41.7%	$37,006	11.7%
IT and other staffing	54.4%	49,263	58.3%	51,642	(4.6)%
Total	100.0%	$90,603	100.0%	$88,648	2.2%

For the Three Quarters Ended:	October 1, 2021		September 25, 2020		Year-over-Year Change
(amounts in thousands)
IT solutions	44.9%	$125,642	41.0%	$108,642	15.6%
IT and other staffing	55.1%	154,254	59.0%	156,101	(1.2)%
Total	100.0%	$279,896	100.0%	$264,743	5.7%

The Company focuses a significant portion of its services through five vertical market focus areas: technology service providers, healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), financial services, manufacturing, and energy. The Company focuses on these five vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and three quarters ended October 1, 2021 and September 25, 2020 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Technology service providers	28.0%	30.7%	28.4%	31.1%
Healthcare	17.7%	14.6%	15.9%	14.0%
Financial services	17.4%	16.4%	17.8%	16.1%
Manufacturing	12.3%	13.3%	12.1%	13.7%
Energy	5.3%	6.0%	5.6%	6.7%
General markets	19.3%	19.0%	20.2%	18.4%
Total	100.0%	100.0%	100.0%	100.0%

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

Revenue Recognition

The Company recognizes revenue when control of the promised good or service is transferred to clients, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with progress billing schedules (i.e. progress billing), primarily monthly, revenue is recognized as services are rendered to the client. Revenue for fixed-price contracts is recognized over time using an input-based approach. Revenue recognition over time best portrays the Company’s performance in transferring control of the goods or services to the client. On most fixed price contracts, revenue recognition is supported through contractual clauses that require the client to pay for work performed to date, including cost plus a reasonable profit margin, for goods or services that have no alternative use to the Company. On certain contracts, revenue recognition is supported through contractual clauses that indicate the client controls the asset, or work in process, as the Company creates or enhances the asset. On a given project, actual salary and indirect labor costs incurred are measured and compared with the total estimate of costs of such items at the completion of the project. Revenue is recognized based upon the percentage-of-completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs that could potentially distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and experience on similar projects, and includes management judgments and estimates that affect the amount of revenue recognized on fixed-price contracts in any accounting period. Losses on fixed-price projects are recorded when identified.

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarter and three quarters ended October 1, 2021 and September 25, 2020 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Time-and-material	79.2%	80.5%	79.3%	80.7%
Progress billing	18.2%	14.6%	18.3%	14.7%
Percentage-of-completion	2.6%	4.9%	2.4%	4.6%
Total	100.0%	100.0%	100.0%	100.0%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	October 1, 2021		September 25, 2020
(amounts in thousands)
Revenue	100.0%	$90,603	100.0%	$88,648
Cost of services	77.6%	70,313	77.9%	69,101
Gross profit	22.4%	20,290	22.1%	19,547
Selling, general and administrative expenses	19.4%	17,588	20.0%	17,723
Operating income	3.0%	2,702	2.1%	1,824
Interest and other income (expense), net	(0.6)%	(542)	0.3%	334
Income before income taxes	2.4%	2,160	2.4%	2,158
Provision (benefit) for income taxes	0.6%	488	(0.8)%	(673)
Net income	1.8%	$1,672	3.2%	$2,831

For the Three Quarters Ended:	October 1, 2021		September 25, 2020
(amounts in thousands)
Revenue	100.0%	$279,896	100.0%	$264,743
Cost of services	78.1%	218,460	79.1%	209,412
Gross profit	21.9%	61,436	20.9%	55,331
Selling, general and administrative expenses	19.2%	53,835	18.7%	49,526
Operating income	2.7%	7,601	2.2%	5,805
Interest and other income (expense), net	(0.3)%	(948)	0.5%	1,351
Income before income taxes	2.4%	6,653	2.7%	7,156
Provision for income taxes	0.6%	1,640	0.5%	1,422
Net income	1.8%	$5,013	2.2%	$5,734

The Company recorded revenue in the quarter and three quarters ended October 1, 2021 and September 25, 2020 as follows:

For the Quarter Ended:	October 1, 2021		September 25, 2020		Year-over-Year Change
(amounts in thousands)
North America	55.5%	$50,288	54.9%	$48,625	3.4%
Europe	44.5%	40,315	45.1%	40,023	0.7%
Total	100.0%	$90,603	100.0%	$88,648	2.2%

For the Three Quarters Ended:	October 1, 2021		September 25, 2020		Year-over-Year Change
(amounts in thousands)
North America	52.6%	$147,142	56.0%	$148,289	(0.8)%
Europe	47.4%	132,754	44.0%	116,454	14.0%
Total	100.0%	$279,896	100.0%	$264,743	5.7%

There were 63 billable days in both the 2021 and 2020 third quarters. Reimbursable expenses billed to clients and included in revenue totaled $0.2 million and $0.1 million in the 2021 and 2020 third quarters, respectively.

There were 192 and 189 billable days in the 2021 and 2020 year-to-date periods, respectively. Reimbursable expenses billed to clients and included in revenue totaled $0.9 million and $0.7 million in the 2021 and 2020 year-to-date periods, respectively.

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

On a consolidated basis, IT solutions revenue increased $4.3 million year-over-year to $41.3 million, or 45.6% of consolidated revenue in the 2021 third quarter. This compares with $37.0 million or 41.7% in the corresponding 2020 period. IT solutions revenue totaled $125.6 million or 44.9% in the 2021 year-to-date period as compared with $108.6 million or 41.0% of revenue in the corresponding 2020 period. The increase in IT solutions revenue in the 2021 third quarter was primarily due to the Company’s continued, focused efforts to increase its solution services as part of overall revenue. The 2021 year-to-date IT solutions revenue increased from the prior year-to-date period due to increased client demand for digital transformation solutions services as the negative macroeconomic conditions resulting from the COVID-19 pandemic have begun to ease.

IT and other staffing revenue decreased $2.4 million to $49.3 million and represented 54.4% of consolidated revenue in the 2021 third quarter. This compares with $51.6 million or 58.3% of revenue in the corresponding 2020 period. IT and other staffing revenue totaled $154.3 million or 55.1% in the 2021 year-to-date period compared with $156.1 million or 59.0% in the corresponding 2020 period. The IT and other staffing revenue decrease in the third quarter, and the decrease as a percentage of total revenue in the year-to-date period, was primarily due to disengaging from a number of low margin, non-core staffing engagements in North America throughout 2021.

The Company has begun work on a previously secured multi-million dollar contract with a large regional healthcare system client to manage the go-live and provide associated training for a major Epic implementation, which will largely be completed during the remainder of 2021. Primarily as a result of this engagement, the Company is anticipating revenue in the range from $110 million to $115 million during the fourth quarter of 2021.

The COVID-19 pandemic had limited financial impact on the Company’s operations in the 2021 third quarter as compared with the 2020 third quarter. The Company did not experience additional headcount reductions or project cancellations during the 2021 third quarter, although client demand for IT and other staffing continued to be low. At this time, although the global pandemic continues to affect all of the countries where the Company has operations, there is no clear visibility into the potential magnitude of a downturn in operations that could negatively affect financial results for the remainder of 2021.

The Company has actively participated in government-sponsored programs in its European operations, including Belgium, France and Luxembourg, that partially reimburses the Company for employees who have been made idle as a result of the pandemic. This primarily includes employees that were previously billable on an engagement, but the client made a decision to stop or end a project before completion. The Company is continuing to participate in these programs in Belgium, but the benefit to the Company’s European operations was diminished subsequent to August 2020, including throughout the 2021 period, as the respective governments reduced the reimbursements under these programs. Additionally, the Company has greatly reduced the number of idled billable resources since the beginning of the pandemic in March 2020. The Company believes that if these employees had remained billable throughout 2020 and through the end of the 2021 third quarter, the revenue that they would have generated would have approximated the reimbursements received from the various European governments.

The Company includes all billable consultants, consisting of both employees and subcontractors, and its support services in its headcount totals. CTG’s headcount at October 1, 2021 was approximately 3,600, down from approximately 3,750 at September 25, 2020, and a decrease from approximately 3,900 at December 31, 2020. The decrease in headcount year-over-year is primarily due to the Company moving away from its low margin staffing business and headcount reductions resulting from lower demand due to the COVID-19 pandemic in the Company’s IT and other staffing business.

The revenue increase in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was impacted in the 2021 third quarter and year-to-date period by the weakness of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, the currency used in the United Kingdom. If there had been no change in these exchange rates from the 2020 third quarter to the 2021 third quarter, total European revenue would have been approximately $0.5 million lower, and operating income would have been higher by less than $0.1 million. If there had been no change in the rates from the 2020 year-to-date period to the corresponding 2021 period, total European revenue would have been approximately $8.3 million lower, and operating income would be approximately $0.5 million lower.

The Company continues to monitor the impact on its operations from the United Kingdom’s exit from the European Union (Brexit). To date, there has been an insignificant impact from Brexit. As the total revenue generated by our British subsidiary is immaterial as compared with the Company’s total consolidated revenue, we do not expect the impact to change in the foreseeable future.

In the 2021 third quarter, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $18.9 million or 20.9% of consolidated revenue compared with $18.6 million or 21.0% of consolidated revenue in the comparable 2020 period. In the 2021 year-to-date period, IBM accounted for $58.1 million or 20.8% of consolidated revenue, compared with $57.4 million or 21.7% of consolidated revenue in the comparable 2020 period. The National Technical Services Agreement with IBM expires on October 27, 2023. The Company’s accounts receivable from IBM at October 1, 2021 and December 31, 2020 totaled $20.1 million and $11.3 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2021 or 2020 third quarters or year-to-date periods.

The gross profit margin was 22.4% and 21.9% of revenue in the 2021 third quarter and year-to-date period, respectively, as compared with 22.1% and 20.9% of revenue in the corresponding 2020 periods, respectively. The increase in the gross profit margin in 2021 was primarily due to the continued shift to a larger mix of IT solutions business, which generates higher margins than IT and other staffing, within consolidated revenue.

Selling, general and administrative (“SG&A”) expenses were 19.4% of revenue in the 2021 third quarter as compared with 20.0% in the corresponding 2020 period, and 19.2% in the 2021 year-to-date period as compared with 18.7% in the corresponding 2020 period. The decrease in SG&A expenses as a percentage of revenue in the 2021 third quarter as compared with the prior year period was due to concerted efforts to reduce support costs in 2021. The increase in SG&A expenses as a percentage of revenue in the 2021 year-to-date period as compared with the respective prior year periods is primarily due to investments in solutions-based business development, marketing and solutions resources to drive the increase in the mix of solutions services within total revenue.

Consolidated operating income was 3.0% of revenue in the 2021 third quarter, compared with 2.1% of revenue in the 2020 third quarter, and 2.7% in the 2021 year-to-date period, as compared with 2.2% in the corresponding 2020 period.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2021 third quarter and year-to-date ETR was 22.6% and 24.7%, respectively, and the 2020 third quarter and year-to-date ETR was (31.2)% and 19.9%, respectively. The ETR was higher in the 2021 third quarter and year-to-date period as compared with the corresponding 2020 periods primarily due to benefits resulting from tax law changes that were recorded in the 2020 third quarter.

Net income was $0.11 and $0.34 per diluted share in the 2021 third quarter and year-to-date period, respectively, as compared with $0.20 and $0.40 per diluted share in the 2020 third quarter and year-to-date period, respectively. The

2020 third quarter and year-to-date periods included approximately $0.08 per diluted share resulting from tax benefits from a change in legislation. Diluted earnings per share was calculated using 14.9 million and 14.4 million weighted-average equivalent shares outstanding for the quarters ended October 1, 2021 and September 25, 2020, respectively. The increase in weighted-average shares outstanding was due to the dilutive effect of shares outstanding under the Company’s equity-based compensation plans.

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

Income Taxes—Valuation Allowances on Deferred Tax Assets

At October 1, 2021, the Company had a total of approximately $7.9 million of deferred tax assets offset by a valuation allowance of approximately $7.5 million, resulting in a net deferred tax asset of approximately $0.4 million and approximately $1.8 million of deferred tax liabilities, recorded on its condensed consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards, and state taxes.

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that all or some portion of the deferred tax assets will be realized, or that a valuation allowance is required. Management considers all available evidence, both positive and negative, in assessing realizability of its deferred tax assets. A key component of this assessment is management’s critical evaluation of current and future impacts of business and economic factors on the Company’s ability to generate future taxable income. Factors that may affect the Company’s ability to generate taxable income include, but are not limited to increased competition, a decline in revenue or margins, a loss of market share, the availability of qualified professional staff, and a decrease in demand for the Company’s services. The Company had a total of $5.2 million of deferred tax assets in its North American operations that were fully offset by a valuation allowance at October 1, 2021.

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the 2021 third quarter and year-to-date period would have increased or decreased net income by approximately $21,600 and $66,500, respectively.

Goodwill Valuation

As of October 1, 2021, goodwill recorded on the Company's consolidated balance sheet totaled $20.1 million, which relates to the acquisitions completed by the Company in 2018, 2019, and 2020. The acquisition of Soft Company in 2018 and StarDust in 2020 are in the France reporting unit, while the 2019 acquisition of Tech-IT is in the Luxembourg reporting unit.

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

Finally, we compared our estimates of fair value to the consolidated Company’s October 2020 month-end total public market capitalization, which included factoring in the business operations that do not have goodwill, and assessed implied control premiums. The Company’s public market capitalization has significantly increased from October 2020 to October 1, 2021 given an increase in the Company’s stock price of approximately 35% during that time period. Based on the results of this analysis, we concluded that the estimated fair value determined under our approach for the annual goodwill impairment test for our France and Luxembourg reporting units was reasonable.

We concluded that the goodwill assigned to the France and Luxembourg reporting units as of October 2020 were not impaired, and that they continue to not be impaired as of October 1, 2021. However, the estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on current available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events. In the event the business significantly under achieves its goals for revenue and profit growth in the future, the carrying value for this business unit may not be supportable and an impairment charge may exist.

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

Financial Condition and Liquidity

Cash provided by operating activities was $2.2 million in the 2021 year-to-date period compared with $25.5 million in the 2020 corresponding period. In 2021, net income was $5.0 million, while other non-cash adjustments, primarily consisting of depreciation and amortization expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $4.1 million. In 2020, net income was $5.7 million, while the corresponding non-cash adjustments totaled $2.9 million.

The accounts receivable balance increased $6.8 million in 2021 and decreased $16.6 million in 2020. The Company has a factoring agreement with its largest customer whereby invoices due in 90 days can be paid in as little as 15 days. The increase in the accounts receivable balance in 2021 primarily resulted from factoring a lower amount of receivables in 2021 as compared with 2020. During 2021, the Company factored approximately $26.5 million as compared with $43.2 million in the prior year. Days sales outstanding (DSO) was 82 days at October 1, 2021 and 77 days at September 25, 2020. The decrease in the accounts receivable balance in 2020 primarily resulted from the Company factoring approximately $17.8 million before the normal due date. Additionally, the decrease was due to a decrease in revenue of 8.8% as compared with the corresponding 2019 period.

Prepaid and other current assets increased $0.8 million and $0.6 million in the 2021 and 2020 periods, respectively, due to the timing of payments made in each respective year that are then expensed throughout the year.

The accounts payable balance decreased $6.5 million and $3.9 million in the 2021 and 2020 periods, respectively, primarily due to the timing of certain payments near the end of the quarter of each year as compared with the prior year-end. Accrued compensation increased $7.8 million and less than $0.1 million in the 2021 and 2020 periods, respectively. The 2021 increase is primarily due to a significant increase in the size of our European operations and the timing of the payment of its payroll related costs subsequent to month end. The 2020 increase is lower primarily due to a change in the pay cycle in the U.S. where the third quarter did not end on a pay date, but did end on a pay date in 2019. Advance billings on contracts increased less than $0.1 million in 2021 and $0.8 million in 2020. The change in advance billings in any given period is determined by the nature and type of existing projects, and the advance payments associated with those projects.

Investing activities used $2.0 million and $4.0 million of cash in the 2021 and 2020 periods, respectively. Cash paid for the acquisition of StarDust, net of cash acquired, was approximately $4.3 million in 2020, while no acquisition was completed in 2021. The Company used cash for additions to property, equipment, and capitalized software of $1.4 million and $1.9 million in the 2021 and 2020 periods, respectively. The Company has no significant commitments for the purchase of property and equipment at October 1, 2021. Premiums paid for life insurance were $0.5 million in 2021 and $0.6 million in 2020. The Company received $0.4 million of non-taxable life insurance proceeds in 2020 from the death of a former executive.

Financing activities used $1.2 million of cash in 2021 and provided $0.3 million in 2020. Cash received from the exercise of stock options and from an employee stock purchase plan totaled approximately $0.5 million in 2021. There were no borrowing or repayments on the Company’s revolving credit line in 2021, while cash borrowed under the line of credit to fund the acquisition of StarDust and working capital obligations netted to $0.7 million in the 2020 period. Deferred debt financing costs were $1.3 million in 2021, which were costs associated with putting the new Credit Agreement in place in the 2021 second quarter. These deferred costs will be amortized over the term of the new Credit Agreement (60 months). Payments made to taxing authorities that represent the value of shares withheld for taxes in employee equity-based compensation transactions totaled $0.4 million and $0.2 million in the 2021 and 2020 periods, respectively. Cash overdrafts relate to the amount of outstanding checks at a point in time, and netted to zero and approximately $0.4 million in 2021 and 2020, respectively. The Company did not repurchase shares for treasury under its buyback program in either of the 2021 or 2020 year-to-date periods. As of October 1, 2021, $7.7 million was available under the Company's authorization to purchase shares in future periods.

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

At both October 1, 2021 and December 31, 2020, there were no amounts outstanding under the Credit Agreement or the Company’s previous Credit and Security Agreement, respectively. The Company borrows or repays its debts as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. There were no borrowings during the 2021 third quarter. The maximum amount outstanding under its Credit and Security Agreement in the 2020 third quarter was $12.0 million, while borrowings during that quarter averaged $9.5 million, and carried a weighted average interest rate of 2.1%.

Under the Credit Agreement, the Company is required to meet one financial covenant in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenant is measured quarterly, and at October 1, 2021, represented a fixed charge coverage ratio, where for the trailing twelve months the consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for, amongst other items, equity-based compensation and severance expenses, must be greater than 1.0 times the consolidated interest expense paid in cash and any scheduled principal payments. The fixed charge coverage ratio is only tested if availability, subject to a maximum of the commitment of $50.0 million, on the measurement date is less than the greater of 12.5% of the total loan availability or $5.0 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves for each country included in the Credit Agreement (the United States, Belgium, and Luxembourg). Receivable balances from our largest client, IBM, have been removed from the Credit Agreement as collateral, as the Company had entered into a factoring arrangement for those receivables. Total availability as of October 1, 2021 was approximately $39.8 million. The Company’s compliance with its financial covenant was not required to be tested at October 1, 2021 as availability under the Credit Agreement was in excess of 12.5% of the total loan availability. The Company was in compliance with its applicable covenants under the previous Credit and Security Agreement at September 25, 2020.

Of the total cash and cash equivalents reported on the condensed consolidated balance sheet at October 1, 2021 of $31.0 million, approximately $21.4 million was held by the Company’s foreign operations. Earnings are considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and does not intend to do so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

The Company believes existing internally available funds, cash potentially generated from future operations, and funds available under the Company's Credit Agreement (subject to collateral limits) totaling $49.8 million will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, pay a dividend (if any are declared), fund acquisitions, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2021 or 2020 third quarter or year-to-date periods other than guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $3.2 million at October 1, 2021.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, which requires the immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including trade receivables. The allowance for credit losses will be the difference between the amortized cost balance of a financial asset and the amount of amortized cost expected to be collected over the remaining contractual life. When determining the allowance, expected credit losses over the contractual term of the financial assets will be estimated considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  Subsequent changes in the allowance will be recorded through the income statement as an expense adjustment. This guidance is effective for reporting periods beginning after December 15, 2019; however, early adoption is permitted. The Company adopted the new credit loss standard on January 1, 2020, and the adoption did not have a material impact on its condensed consolidated financial statements and associated disclosures. The Company estimated its allowance for credit losses by pooling assets with similar risk characteristics, reviewing historical losses within the last five years and taking into consideration any reasonable supportable forecasts of future economic conditions. The Company cannot guarantee that the rate of future credit losses will be similar to past experience, but considers all available information when assessing the adequacy of its allowance for credit losses each quarter.

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

The revenue increase in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was impacted in the 2021 third quarter and year-to-date period by the weakness of the U.S.

dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, the currency used in the United Kingdom. If there had been no change in these exchange rates from the 2020 third quarter to the 2021 third quarter, total European revenue would have been approximately $0.5 million lower, and operating income would have been higher by less than $0.1 million. If there had been no change in the rates from the 2020 year-to-date period to the corresponding 2021 period, total European revenue would have been approximately $8.3 million lower, and operating income would have been approximately $0.5 million lower.

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

Changes in Internal Control Over Financial Reporting

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on October 1, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company's risk factors from those previously disclosed in the Company's Form 10-K for the period ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved a total authorization for stock repurchases of $30.0 million.  The information below does not include shares withheld by the Company either to satisfy the exercise cost for the cashless exercise of employee stock options, or to satisfy tax withholding obligations associated with such equity awards.

Period	Total Number of Shares Purchased	Average Price Paid Per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased under the Plan or Program
July 3 - July 31	—	$—	—	$7,727,724
August 1 - August 31	—	$—	—	$7,727,724
September 1 - October 1	—	$—	—	$7,727,724
Total	—		—

**	Excludes broker commissions

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Reference

3.1

Restated Certificate of Incorporation of Computer Task Group, Incorporated (filed as Exhibit 3(a)

to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 10, 2008)

###

3.2	Restated By-laws of Computer Task Group, Incorporated, amended as of August 11, 2020 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 12, 2020)	###

10.1

Credit Agreement, dated as of May 19, 2021, Computer Task Group, Incorporated, and as

borrower and certain other related entities as borrowers and guarantors, and Bank of America

N.A., a national banking association, in its capacity as collateral agent and administrative agent for itself and certain secured parties, Bank of America, N.A. as Sole Lead Arranger and Sole

Book Runner (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May

19, 2021)

###

10.2

Computer Task Group, Incorporated First Employee Stock Purchase Plan, Amended and

Restated as of September 16, 2021 (filed as Exhibit A to the Registrant's Proxy Statement on Schedule 14A dated August 19, 2021, for its Annual Meeting of Shareholders held on September 16, 2021)

###, +

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	##

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	#

101.SCH	Inline XBRL Taxonomy Extension Schema Document	#

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	#

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	#

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	#

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	#

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Filed herewith
##	Furnished herewith
###	Incorporated herein by reference
+	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ John M. Laubacker
John M. Laubacker
Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 9, 2021