Form 10-K
period 2021-12-31
COMPUTER TASK GROUP INC
filed 2022-03-15
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐    NO ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold on the last business day of the registrant’s most recently completed second quarter was $132.1 million. Solely for the purposes of this calculation, all persons who are or may be executive officers or directors of the registrant have been deemed to be affiliates.

The total number of shares of Common Stock of the Registrant outstanding at March 9, 2022 was 15,341,048.

PCAOB Auditor Firm Id: 248Auditor Name: Grant Thornton LLPAuditor Location: Cleveland, OH, United States

DOCUMENTS INCORPORATED BY REFERENCE: None.

SEC Form 10-K Index

As used in this annual report on Form 10-K, references to “CTG,” “the Company,” “the Registrant,” “we,” “us,” or “our” refer to Computer Task Group, Incorporated and its subsidiaries, unless the context suggests otherwise.

PART I

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking information and statements made by the management of the “Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, the Company, and are subject to a number of risks and uncertainties. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. These forward-looking statements are current only as of the date of this annual report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “expects,” “might,” “plans,” “may,” “will,” “would,” “should,” “could,” “seeks,” “estimates,” ”anticipates,” “project,” “predict,” “potential,” “currently,” “continue,” “intends,” “outlook,” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of or trends in business strategy and expectations, new business opportunities, cost control initiatives, business wins, market demand, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors and risks could cause actual results to differ materially from those in the forward-looking statements, including the following:

•	the availability to CTG of qualified professional staff
•	domestic and foreign competition for clients and talent, including technical, sales and management personnel
•	increased bargaining power of large clients
•	the Company's ability to protect confidential client data
•	the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM)
•	the uncertainty of clients' implementations of cost reduction projects
•	the effect of healthcare reform and similar initiatives
•	the mix of work between IT Solutions and Services and Non-Strategic Technology Services, and the risk of disengaging from Non-Strategic Technology Services
•	currency exchange risks
•	risks associated with operating in foreign jurisdictions
•	renegotiations, nullification, or breaches of contracts with clients, vendors, subcontractors or other parties
•

the impact of current and future laws and government regulations, as well as repeal or modification of such, affecting the IT solutions and services industry, taxes and the Company's operations in particular

•	industry, economic, and political conditions, including fluctuations in demand for IT services
•	consolidation among the Company's competitors or clients
•	the need to supplement or change our IT services in response to new offerings in the industry or changes in client requirements for IT products and solutions
•	the risks associated with acquisitions
•	actions of activist shareholders
•	the continuing effects of the COVID-19 pandemic and the regulatory, social, and business responses thereto on the Company’s business, operations, employees, contractors, and clients
•

unpredictability and severity of catastrophic events, including acts of terrorism, outbreak of war or hostilities, civil unrest, adverse climate or weather events and pandemics or other public health emergencies, as well as our response to any of the aforementioned factors, and

•

the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company's other reports filed with the Securities and Exchange Commission (SEC). These may be obtained through the Securities and Exchange Commission’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at www.sec.gov.

Item 1.	Business

Overview

CTG was incorporated in Buffalo, New York on March 11, 1966, and its corporate headquarters are located at 300 Corporate Parkway, Suite 214N, Amherst, New York 14226 (716-882-8000). CTG has operations in North and South

America, Western Europe, and India. CTG’s employees and billable subcontractors total approximately 3,450 people worldwide at December 31, 2021. During 2021, the parent, Computer Task Group, Incorporated (United States), had thirteen operating subsidiaries:

•	Computer Task Group of Canada, Inc.
•	La Societe de Tests StarDust Inc. (Canada)
•	Computer Task Group Belgium N.V.
•	CTG ITS S.A. (Belgium)
•	Computer Task Group IT Solutions, S.A. (Luxembourg)
•	Computer Task Group Luxembourg PSF S.A.
•	Computer Task Group (U.K.) Limited (United Kingdom)
•	CTG Health Solutions N.V. (Belgium)
•	CTG SAS (France)
•	StarDust SAS (France)
•	Computer Task Information Technology Services Private Limited (India)
•	CTG LATAM SAS (Colombia)
•	CTG Federal Systems, LLC (primarily United States)

The Company provides information technology (“IT”) and related services to its clients. These services include information and technology-related solutions, including supplemental staffing as a solution. With solution services, the Company generally takes responsibility for the deliverables and some level of project and staff management, and services may include high-end advisory or business-related consulting. When providing staffing services, including managed staffing, staff augmentation, and volume staffing, personnel are provided to clients, who then, in turn, take their direction from the clients’ managers.

IT Solutions and Services

CTG is a leading provider of IT solutions and services, serving as a catalyst for our clients’ digital transformation. We increase project momentum and the speed at which our clients achieve their desired outcomes. Our solutions portfolio addresses critical challenges for clients in North America, South America, Western Europe, and India in high-growth industries. Clients we typically support are organizations with large, complex technology, information, and data requirements. Some have begun their digital transformation and are struggling to drive their desired results, while many are just starting to define their digital transformation needs and strategy.

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

Staffing

CTG’s staffing services address a range of information and technology resource needs, from filling specific talent gaps to managing high-volume staffing programs. CTG recruits, retains, and manages IT talent for its clients, which are primarily large technology service providers and other companies with multiple locations and a significant need for high-volume professional IT resources.

Capabilities

Our expertise in key technologies–what we call Digital Accelerators–underpins our solutions and ensures our clients receive optimal value from their digital technologies and methodologies. CTG's Digital Accelerators evolve to meet market needs and address the most innovative technology platforms and thinking. These Digital Accelerators include Agile and DevOps, Internet of Things (IoT), Intelligent Automation, Data and Analytics, Cloud, and Automated Testing.

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

Segments

In prior years, and in 2021 prior to the fourth quarter, the Company reported its results in one segment. This included operating segments for each of North America and Europe. The services the Company provided, regardless of geography or industry, were similar in nature and produced similar results. Additionally, the CEO, who is the Company’s chief operating decision maker, made decisions on investments and allocated resources at the North America or Europe level. Accordingly, given the consistency in the services provided and the results, the Company aggregated those results into one reporting segment.

During the 2021 fourth quarter, the Company further refined its strategy around providing digital services within its IT solutions business in both North America and Europe. As part of this process, the Company also determined that there are certain accounts that are no longer part of the Company’s long-term business plan. Accordingly, the Company is operating and reporting in three segments within its business; North America IT Solutions and Services, Europe IT Solutions and Services, and Non-Strategic Technology Services.

CTG’s revenue by segment for the three years ended December 31, 2021, 2020 and 2019 was as follows:

(amounts in thousands)	2021	2020	2019
North America IT Solutions and Services	$101,506	$67,948	$74,123
Europe IT Solutions and Services	169,341	154,847	148,108
Non-Strategic Technology Services	121,438	143,296	171,939
Total	$392,285	$366,091	$394,170

Overall, the Company’s revenue increased from the prior year as demand for the Company’s IT Solutions and Services was strong, and the impact from the global COVID-19 pandemic (“Pandemic”) on demand for the Company’s services was lower in 2021 as compared with 2020.

IT Solutions and Services (North America and Europe)

Consistent with its long-term strategy, the Company invested in recent years in business development, solutions, delivery, recruiting and marketing resources to drive its IT Solutions and Services. IT Solutions and Services include the activities described under “IT Solutions and Services” and “Capabilities” above. In North America, IT Solutions and Services revenue increased 49.4% in 2021 from 2020, while the increase in revenue was 9.4% in Europe over that same time period. The increases were mainly the result of strong demand for the Company’s services, and as a direct result of the business development investments that had previously been made. In 2020, as compared with 2019, North American IT Solutions and Services revenue decreased 8.3%, while Europe increased 4.6% over that same time period. The North American decrease was primarily the result of a decrease in demand resulting from the impact the COVID-19 pandemic had on the North American IT solutions and services market.

Non-Strategic Technology Services

Consistent with its long-term strategy, the Company is not investing in low margin Non-Strategic Technology Services, and as these contracts expire, is often electing to disengage from the project. This segment only consists of lower margin IT staffing and related services in North America and Europe as described in “Staffing” above. The revenue in this segment decreased 15.3% in 2021 as compared to 2020, and 16.7% in 2020 as compared to 2019.

Vertical Markets

The Company provides a majority of its services through five vertical market focus areas: technology service providers, healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), financial services, manufacturing, and energy. The remainder of CTG’s revenue is derived from general markets.

CTG’s revenue by vertical market as a percentage of consolidated revenue for the three years ended December 31, 2021, 2020, and 2019 was as follows:

	2021	2020	2019
Technology service providers	26.7%	31.3%	32.2%
Healthcare	21.6%	14.9%	16.6%
Financial services	16.2%	15.8%	13.8%
Manufacturing	11.7%	13.5%	16.8%
Energy	5.1%	6.2%	5.2%
General markets	18.7%	18.3%	15.4%
Total	100.0%	100.0%	100.0%

Technology Service Providers

Demand from our largest Non-Strategic Technology Services client, IBM, which is included in this vertical market, decreased in both 2021 and 2020. The revenue as a percentage of consolidated revenue decreased in 2021 as compared with previous years due to a change in business mix as the Company focused on driving its IT Solutions and Services, which are not included in this vertical market. Revenue for the Company's technology service providers vertical market as a percentage of consolidated revenue increased slightly in 2020 as compared with 2019 mainly due to a reduction in demand in other vertical markets at a higher rate than this vertical market.

Healthcare

In 2021, the overall demand from our healthcare clients increased as a result of a large training, implementation, and support engagement for a health system in North America completed in the fourth quarter. In contrast, consolidated revenue for the Company’s healthcare vertical market decreased in 2020 as compared to 2019 as a significant project in this vertical market was essentially complete by the end of 2019 and was not replaced in 2020, and due to lower demand for this vertical market as a result of the COVID-19 pandemic.

Financial Services

Revenue for the Company’s financial services vertical market as a percentage of consolidated revenue increased in 2021 as compared with 2020 due to strong demand from several clients for project related work in the North America IT Solutions and Services segment. Revenue for the Company’s financial services vertical market as a percentage of consolidated revenue increased in 2020 as compared to 2019 due to acquisitions completed by the Company in 2019 and 2020.

Manufacturing

The consolidated revenue in our manufacturing vertical market is primarily generated from several large Non-Strategic Technology Services clients, including Lenovo (through SDI International as a vendor manager for Lenovo), which is one of our largest clients. Revenue from Lenovo and other large clients decreased in 2021 as compared with 2020, and in 2020 as compared with 2019, as the demand for these services decreased in recent years. Additionally, the Company continues to disengage from its lowest margin Non-Strategic Technology Services business, which is generally included in this vertical market.

Energy

Revenue for the Company's energy vertical market decreased as a percentage of consolidated revenue in 2021, but increased in 2020 given strong demand at that time for our services in this vertical market.

For the year ended December 31, 2021, CTG provided its services to 676 clients, primarily in North America and Europe. In North America, the Company operates in the United States and Canada, with about 99% of 2021 North American revenue generated in the United States. In Europe, the Company operates in Belgium, Luxembourg, France, and the United Kingdom. Of total 2021 consolidated revenue of $392.3 million, approximately 55.7% was generated in North America and 44.3% in Europe. Revenue generated in India and Colombia was insignificant. One client, IBM, accounted for greater than 10% of CTG’s consolidated revenue in 2021.

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods as a percentage of consolidated revenue for the three years ended December 31, 2021, 2020, and 2019 was as follows:

	2021	2020	2019
Time-and-material	79.8%	81.0%	79.6%
Progress billing	17.8%	15.9%	10.2%
Percentage-of-completion	2.4%	3.1%	10.2%
Total	100.0%	100.0%	100.0%

As of December 31, 2021 and 2020, the backlog for fixed-price and all managed-support contracts was approximately $68.5 million and $50.9 million, respectively. Approximately 58% or $39.9 million of the December 31, 2021 backlog is expected to be earned in 2022. Approximately 65% of the $50.9 million of backlog at December 31, 2020, or $33.1 million, was earned in 2021. Revenue is subject to slight seasonal variations, with a minor slowdown and a decrease in billable resource utilization in months of high vacation and legal holidays (July, August, and December). Backlog does not tend to be seasonal; however, it does fluctuate based upon the timing of entry into long-term contracts.

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

Human Capital Resources

Employees

CTG’s business depends on the Company’s ability to attract, develop and retain qualified professional staff to execute our strategy and provide services to its clients. The Company has a structured recruiting organization that works with its clients to meet their requirements by recruiting, retaining, and providing high quality, motivated staff. As the Company works with a number of subcontractors, the Company includes subcontractors in its total headcount, which equals approximately 3,450 total resources worldwide, with approximately 1,950 in the United States and Canada and 1,500 in Europe, as of December 31, 2021. Of these resources, approximately 90% are IT professionals and 10% are individuals who work in sales, recruiting, delivery, administrative and support positions. The Company believes that its relationship with its employees is good and supported by the Company’s 2021 recognition as a Great Place to Work® in all countries in which we operate. No employees are covered by a collective bargaining agreement or are represented by a labor union. CTG is an equal opportunity employer.

In 2021, we focused on adding additional staff with IT Solutions backgrounds in both North America and Europe to drive our IT Solutions and Services segments in line with our business strategy. Employees are encouraged to learn and grow their careers, by using our internal learning tools to complete classes or reach certifications, externally through classes primarily to achieve certifications, or through external classes paid for in part or in full through a tuition reimbursement program.

COVID-19 Response

The health, well-being and safety of our employees, clients and communities is our top priority. COVID-19 became a potentially significant issue during the first quarter of 2020 as we followed global developments and observed the impacts of COVID-19 in North America, Western Europe, and other regions where we operate. Our senior management team initiated regular COVID-19 planning sessions to address the critical safety, operational and business risks associated with the Pandemic. With our continued commitment to monitor, assess and implement guidance and best practices for the Company as recommended by the World Health Organization (WHO) and Centers for Disease Control and Prevention (CDC), we have been able to maintain the continuity of the essential services that we provide to our clients, while also managing the impact of the spread of the virus within our business, as well as promoting the health, well-being and safety of our employees, clients and communities.

Social Responsibility

Our social responsibility principles inform the way we work. CTG is committed to the highest standards in our labor practices, the health and safety of our employees, and business ethics.

CTG has business operations in North America, Western Europe, India and Colombia, all regions with strict labor laws regarding human rights. We have internal policies intended to ensure our compliance with these laws, and we will not knowingly conduct business with anyone who violates these laws or basic human rights. We are committed to adhering to the Fair Labor Standards Act (“FLSA”), local labor laws, and prevailing wage rates. CTG prohibits any form of workplace or sexual harassment, and all employees are required to work in a manner that prevents harassment in the workplace. This policy is one component of CTG’s commitment to a discrimination-free work environment.

None of CTG’s leased office space is subject to industrial hazards and all adhere to the Occupational Safety and Health Administration (“OSHA”) office standards. We will not knowingly transact business with, or place our team members at, companies that do not enforce appropriate workplace safety and health standards.

Our Code of Business Conduct serves as our baseline for business ethics, and all employees are required to adhere to these guidelines. We are committed to providing clients with high-quality services that conform to mutually agreed-upon requirements and maintain certifications that support our Quality Policy, including 9001:2015 certification for our European operations.

CTG Luxembourg PSF holds the “Entreprise Socialement Responsable” (Socially Responsible Enterprise) label that is awarded by the INDR Luxembourg (Institut National pour le Développement Durable et la Responsabilité Sociale des Entreprises), an organization that aims to promote responsible business practices in Luxembourg.

Our whistleblower hotline ensures that there is a confidential way to report any concerns with CTG business practices. Specific to CTG Luxembourg, PSF S.A., we have complaint handling (traitement des réclamations) processes for clients, in accordance with CSSF’s Regulation 16-07 and Circular 17/671.

Environmental Responsibility

CTG maintains a relatively small carbon/environmental footprint. As a professional services provider, much of our focus is on the individual behavior of our team members and the decisions we make in managing our office spaces. Our environmental strategy has three areas of focus:

Personal Initiative

Many of our improvements come from our employee's environmentally conscious efforts. CTG supports these efforts by:

•	Maintaining policies and initiatives to reduce our carbon/environmental footprint and tracking results
•	Providing flexible and remote-working opportunities to reduce emissions
•	Supporting environment-focused programs, such as Earth Day
•	Raising awareness of environmentally sound practices through policy manuals, in-house publications, and websites

Corporate Contracts and Purchasing

CTG is committed to doing business with companies that share our environmental concern. Examples include purchasing environmentally-friendly products and prioritizing property management companies and office spaces that utilize environmentally friendly materials, policies, and services.

Corporate Stewardship

We are conscious of our impact on the communities our teams call home. Over the years, we have made significant improvements that support reducing the carbon/environmental footprint of our North American corporate headquarters, located in Buffalo, New York. In all locations, we are committed to ensuring that none of our outdated computer systems and electronics end up in landfills and that our office waste be disposed of through local energy-from-waste programs.

Available Company Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act), and reports filed under Section 16 of the Exchange Act are available without charge on the Company’s website at www.ctg.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The Company’s code of ethics (Code of Business Conduct), committee charters and governance policies (including a fraud and insider trading policy) are also available without charge on the Company’s website at http://investors.ctg.com/corporate-governance/governance-documents. If applicable, the Company intends to disclose future amendments to, or waivers from, certain provisions of the Code of Conduct on the Company's website or in a current report on Form 8-K. The information on our website is not part of this Annual Report on Form 10-K. Additionally, the SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.Risk Factors

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. The risk factors below represent what we believe are the known material risk factors with respect to the Company and our business, but are not the only risks we face. Additional risks unknown to us or that we currently believe are insignificant may also affect our business. Any of the risks described below or elsewhere in this Annual Report on Form 10-K or our other filings with the SEC could materially adversely affect our business, operations, financial position or future financial results.

Global Pandemic and Related Risks

The impact of the COVID-19 pandemic has had, and may continue to have, an adverse effect on our business and our financial results.

The COVID-19 pandemic has negatively affected the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. The COVID-19 pandemic has had and may to continue to have an adverse effect on our business and financial performance. The extent of any further impact of the COVID-19 pandemic on our business, including our ability to execute our business strategies as planned, will depend on future developments, including among others, the duration of the continued surges in the spread of COVID-19 within the United States and globally, new variants of COVID-19 emerging, the effectiveness of any vaccines for COVID-19 and the recovery efforts from the Pandemic, all of which are highly uncertain and cannot be predicted. Additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today.

Therefore, we cannot reasonably estimate the full extent of the COVID-19 pandemic’s impact on our future business and financial results. Our business, financial condition and results, cash flows and liquidity and results of operations could be materially and adversely affected by any such future developments.

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

The Company also began to experience wage inflation globally during 2021 making hiring and retaining key personnel difficult. Continued increases in wage requirements may reduce operating profits if the Company is unable to pass such increases along to clients. Additionally, the turnover of employees is disruptive to providing our services to clients and may impact our ability to complete engagements as required, impacting our operating results and our reputation as a digital IT Solutions provider, which may in turn impact our ability to win future engagements.

Our business long-term strategy to disengage from Non-Strategic Technology Services could have an adverse effect on our revenue and operating results if not successfully executed.

During the fourth quarter of 2021, the Company further refined its strategy to focus on providing digital services within its IT Solutions and Services businesses in both North America and Europe. As part of this process, the Company determined that there are certain lower-margin staffing services accounts within its business that are no longer part of the Company’s long-term business plans. The Company’s inability to successfully execute on its strategy of disengaging from its lowest margin staffing services, Non-Strategic Technology Services, may negatively impact revenue and operating results.

Decreases in demand for our services in the future would have an adverse effect on our revenue and operating results.

The Company’s revenue and operating results are significantly impacted by changes in demand for its services. In the past, when global economic conditions declined, there was a significant decrease in demand for the Company’s services, which negatively affected the Company’s revenue and operating results as compared with prior years. Declines in demand for our IT services in 2022 or future years would adversely affect our revenue and operating results as it has in the past.

Our client contracts generally have a short term or are terminable on short notice, and a significant number of failures to renew contracts in place, or early terminations or renegotiations of our existing client contracts could adversely affect our results of operations.

Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. We performed 79.8% of our services on a time-and-materials basis during 2021. As such, our clients generally have the right to terminate a contract with us upon written notice without the payment of any financial penalty. Client projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages of a project, or that a client will cancel or delay additional planned engagements. These terminations, cancellations, or delays could result from factors that are beyond our control and are unrelated to our work product or the progress of the project but could be related to business or financial conditions of the client, changes in client strategies or the economy in general. When contracts are terminated, we lose the anticipated future revenue, and we may not be able to eliminate the associated costs that would have been required to support those contracts in a timely manner. Consequently, our operating results in subsequent periods may be lower than expected. Our clients can cancel or reduce the scope of their engagements with us on short notice. If they do so, we may be unable to reassign our professionals to new engagements without delay. The cancellation or reduction in scope of an engagement could, therefore, reduce the utilization rate of our professionals, which would have a negative impact on our business, financial condition, and results of operations. As a result of these and other factors, our past financial performance should not be relied on as a guarantee of similar or improved future performance. Due to these factors, we believe that our results from operations in the future may fluctuate from period to period.

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

The IT services industry is highly competitive and fragmented, which means that our clients have a number of choices for providers of IT services, and we may not be able to compete effectively.

The market for our services is highly competitive. Moreover, the market is fragmented, and no company holds a dominant position. Accordingly, our competition for client requirements and experienced personnel varies significantly by geographic area and by the type of service provided. Some of our competitors are larger and have greater technical, financial, and marketing resources, and greater name recognition than we have in the markets we collectively serve. In addition, clients may elect to increase their internal IT system resources to satisfy their custom software development and integration needs. Finally, our industry is being impacted by the growing use of lower-cost offshore delivery capabilities (primarily India and other parts of Asia). There can be no assurance that we will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.

The introduction of new IT services or changes in client requirements for IT services may render our existing offerings obsolete or unnecessary, which, if we are unable to keep pace with these corresponding changes, could have an adverse effect on our business.

Our success depends, in part, on our ability to implement and deliver services that anticipate and keep pace with rapid and continuing changes in technology, industry standards, and client preferences and requirements. We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace. Also, services, solutions, and technologies developed by our competitors may make our solutions or staffing offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our ability to obtain and successfully complete client engagements.

Operations Related Risks

We derive a significant portion of our revenue from one client, and a significant reduction in the amount of requirements requested by this client would have an adverse effect on our revenue and operating results.

IBM is CTG’s largest client, and we provide services to various IBM divisions in a number of locations. The National Technical Services Agreement (NTS Agreement) with IBM expires on October 27, 2023. In 2021, 2020, and 2019, IBM accounted for $74.8 million or 19.1%, $77.5 million or 21.2%, and $84.9 million or 21.5% of the Company’s consolidated revenue, respectively. The Company’s accounts receivable from IBM at December 31, 2021 and 2020 totaled $8.9 million and $11.3 million, respectively.

If we are unable to bill for our services or collect our receivables, our results of operations, financial condition, and cash flows could be adversely affected.

Our business depends on our ability to obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and typically bill and collect on reasonable cycles. However, we might not accurately assess the creditworthiness of our clients, or macroeconomic conditions could result in financial difficulties for our clients, including bankruptcy and insolvency. In certain industries, some clients have requested longer payment terms, which has adversely affected, and may continue to adversely affect, our cash flows. The timely collection of client balances also depends on our ability to complete our contractual commitments as required. If we are unable to meet our commitments or bill our clients on a timely basis, our results of operations and cash flows could be adversely affected. We have established allowances for losses of receivables and unbilled services where we deem amounts to be uncollectible. The actual uncollectible amounts from clients could differ from those that we currently anticipate and have reserved for.

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

The Company's internal control over financial reporting may not prevent or detect misstatements because of the inherent limitations of internal controls, including the possibility of human error, the circumvention or overriding of controls, poorly designed or ineffective controls, or fraud. Internal controls that are deemed effective can provide only reasonable assurance with respect to the preparation and fair presentation of the Company's consolidated financial statements. If the Company fails to maintain the adequacy of its internal controls, including the failure to implement new or improve existing controls, or fails to properly execute or properly test these controls, the Company's business and operating results could be adversely impacted and the Company could fail to meet its financial reporting obligations.

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

Cyber risks for companies providing global IT and professional services, especially in regulated industries, continue to increase. This increase in risk may be attributed to the increasing value and dependence on data, including organizations’ intellectual property and citizens’ personal data that could be misused for identity theft and fraud. While the value and dependence of data has increased, likewise the reliance on electronic communications, mobile technologies, social networking, hybrid and cloud-based resources, smart devices, and emerging technologies continues to grow. In most regions, the regulatory compliance requirements surrounding data protection and privacy have also increased. In addition, the sophistication, motivation, and organization of cyber-attacks continues to evolve, as does the sophistication of threat actors such as organized crime, hackers, terrorists, activists, insider threats, and foreign governments.

The Company’s business, operations, and its clients rely on the secure processing, transmission, storage, integrity, and availability of data, services, and resources provided by its IT environments and operational processes. The Company’s complex IT environments and variety of delivery services support a wide range of technologies, industries, regulatory compliance requirements, and clients globally.

Although the Company has not experienced any prior material data breaches, regulatory non-compliance incidents, or cyber security incidents, its environments may be impacted by cyber-attacks or cyber security incidents caused via the aforementioned threat actors, the Company's personnel, or the Company’s third party providers. These incidents could result in data loss, the disruption or loss of the Company's internal or client-supporting operations and services, adversely affect the Company’s adherence with regulatory requirements, or result in a data breach. Data losses and data breaches could include the unauthorized disclosure, misuse, loss, and destruction of both the Company’s and its clients’ intellectual property, financial information, or other regulated or privacy-related information.  This includes but is not limited to United States personally identifiable information (PII), personal data under the European General Data Protection Regulation (GDPR), data covered under Luxembourg Law on the Financial Sector, protected health information (PHI) under the

United States Health Insurance Portability and Accountability Act of 1996 (HIPAA), and data covered under the increasing number of U.S. state privacy and data breach laws, and other countries’ privacy laws.

The Company’s failure to protect sensitive data and address the regulatory compliance requirements of data and associated internal or delivery services under the Company’s control could result in reputational damage, fines and penalties, litigation costs, external investigations, compensation costs including reimbursement and monetary awards, prohibition of providing services in a region or industry, and/or additional compliance and remediation costs that could have a material, adverse impact on the Company's operations. It could also have an adverse impact on the Company’s ability to maintain and execute new contracts with clients that produce or work with similar data, and make it more difficult to retain and recruit qualified personnel to perform its services in the future. As cyber threats continue to become more sophisticated and the regulatory compliance and privacy landscape continues to evolve resulting in changes to the Company’s risk profile, the Company may be required to expend and invest in additional resources, personnel, and technologies to enhance and implement new risk mitigation strategies.

Regulatory or Legislative Related Risks

Our business is subject to economic, political, regulatory and other risks associated with domestic and international operations which could have an adverse effect on our operating results if we are unable to mitigate or hedge these risks.

We have operations in the United States and Canada in North America, in Belgium, Luxembourg, France, and the United Kingdom in Europe, in India, and in Colombia. Although our foreign operations conduct their business in their local currencies, these operations are subject to their own currency fluctuations, legislation, employment and tax law changes, and economic climates. As they relate to our foreign operations, these factors are different from those of the United States. Although we actively manage these foreign operations with local management teams, our overall operating results may be negatively affected by local economic conditions, changes in foreign currency exchange rates, or tax, regulatory or other economic changes beyond our control.

In addition, any widespread outbreak of an illness, pandemic or other local or global health issue (including COVID-19), natural disasters, climate change impacts, economic weakness, including inflation or a recession, or uncertain political climates, international hostilities including war, such as the current conflict between Russia and Ukraine, or any terrorist activities, could adversely affect customer demand, the Company’s operations, and its ability to source and deliver services to its customers, which could have a material adverse effect on the Company’s financial results. For instance, the U.K. referendum to exit from the European Union, commonly referred to as “Brexit,” continues to cause global economic, trade and regulatory uncertainty. The Company continues to monitor the impact that the United Kingdom’s exit from the European Union (Brexit) has had on its operations. To date, there has been a nominal impact on the Company’s operating results from Brexit. As the total revenue generated by our British subsidiary is immaterial as compared with the Company’s total consolidated revenue, we do not expect the nominal impact the exit has had on the Company’s operations to date to change in the foreseeable future.

All of these factors are outside of our control, but may nonetheless harm our future results and cause us to adjust our strategy in order to compete effectively.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including new SEC regulations, create uncertainty for companies such as ours. These laws, regulations, and standards are subject to varying interpretations which, in many instances, is due to their lack of specificity. As a result, the application of these standards and regulations in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, tax regulations and other standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

The Company entered into a new asset-based lending revolving credit agreement (Credit Agreement) during the 2021 second quarter, which has a five-year term that expires in May 2026, replacing its previous agreement.  Under this Credit Agreement, the Company can borrow up to $50.0 million depending on collateral availability.  The Credit Agreement is collateralized by the Company’s accounts receivable in the United States, Belgium, and Luxembourg.  Interest rates range from 1.5% to 2.0% over LIBOR or EURIBOR loans, and 0.5% to 1.0% over base rate (prime rate)

loans. The Company can borrow under the agreement at either rate at its discretion. The Company’s previous Credit and Security Agreement was terminated during the 2021 second quarter. At December 31, 2021, we had no borrowings outstanding under our revolving credit facility. The Company may be dependent on our revolving credit facility to meet working capital and operational requirements, and access to our facility is dependent on, among other things, compliance with applicable covenants, including fixed charge coverage ratio, consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) targets, and a limit on annual expenditures for property, plant, equipment, and capitalized software. The fixed charge coverage ratio is only tested if availability on a measurement date is below a threshold. The amount available for borrowing under the revolving credit facility could be significantly reduced due to poor operational performance, or other factors. Any loss or material reduction of our ability to access funds under the revolving credit facility could materially and negatively impact our liquidity.

In addition, the London Interbank Offered Rate (“LIBOR”), the interest rate benchmark used as a reference rate on our Credit Agreement, began being phased out at the beginning of calendar year 2022, with the one-month LIBOR, which we utilize as a reference rate, scheduled to cease immediately after June 30, 2023.  A reference rate based on the Secured Overnight Financing Rate (“SOFR”), and other alternative benchmark rates, are replacing LIBOR. Our Credit Agreement gives the Company the option to use SOFR in replacement of LIBOR. It is possible that the volatility of and uncertainty around SOFR as a LIBOR replacement rate and the applicable credit adjustment would result in higher borrowing costs for us, and would adversely affect our liquidity, financial condition, and earnings.

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

Our share price has fluctuated in the past and could continue to fluctuate in the future in response to various factors, including both external and internal, and those beyond our control. These factors may include, among others:

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

All of the Company locations, totaling approximately 21 sites, are leased facilities. Of the total locations, 11 of these are located in Europe in the countries of Belgium, Luxembourg, France and the United Kingdom, where our European operations support the Europe IT Solutions and Services segment. The Company has two locations in Canada, one in each of India and Colombia, and the remaining locations are in the United States. All of these locations, with the exception of 2 sites which support the Non-Strategic Technology Services segment, support the North America IT Solutions and

Services segment. These facilities generally serve as sales and support offices and their size varies with the number of people employed at each office, ranging from approximately 100 to 23,000 square feet. The Company’s lease terms vary from periods of less than a year to fifteen years and typically have flexible renewal options. The Company believes that its leased facilities are adequate to support its current and anticipated future needs.

Item 3.	Legal Proceedings

The Company and its subsidiaries are involved from time to time in various legal proceedings arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving the Company and its subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters, if any, to have a material adverse effect on the financial position, results of operations, or cash flows of the Company. See footnote 12 to the Company’s audited financial statements for the fiscal year ended December 31, 2021 included in Item 8, “Financial Statements and Supplementary Data.”

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

The Company’s common stock is traded on The NASDAQ Stock Market LLC under the symbol CTG.

On March 9, 2022, there were 1,185 holders of record of the Company’s common shares. The Company currently does not pay a dividend. At December 31, 2021, under the terms of the Company's revolving credit facility, the Company is required to meet a financial covenant in order to pay dividends. The Company was in compliance with this financial covenant at December 31, 2021, as well as in 2020 under its previous Credit and Security Agreement. For additional information regarding these financial covenants, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity." The determination of the timing, amount and the payment of dividends, if any, on the Company’s common stock in the future is at the discretion of the Board of Directors and will depend upon, among other things, the Company’s profitability, liquidity, financial condition, capital requirements, and compliance with the covenants under the Company's Credit Agreement. The Company currently has no intention to pay a dividend in the foreseeable future.

For information concerning common stock issued in connection with the Company’s equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized the repurchase of its stock up to a total of $30.0 million. As of March 9, 2022, the Company had repurchased approximately $22.3 million shares pursuant to the authorization, leaving a remaining authorization of approximately $7.7 million. No shares were purchased during 2021 under this authorization.

The information below includes shares withheld by or surrendered to the Company to satisfy tax withholding obligations associated with employee equity awards. The information for the fiscal fourth quarter of 2021 is as follows:

			Total Number	Maximum
			of Shares	Dollar Amount
	Total	Average	Purchased as	that May Yet
	Number	Price	Part of Publicly	be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased	Share*	or Programs	Or Programs
October 2 - October 31	—	$—	—	$7,727,724
November 1 - November 30	1,411	$7.98	—	$7,727,724
December 1 - December 31	—	$—	—	$7,727,724
Total	1,411	$7.98	—

* Excludes broker commissions

Company Performance Graph

The following graph displays a five-year comparison of cumulative total shareholder returns for the Company’s common stock, the S&P 500 Index, and the Dow Jones U.S. Computer Services Index, assuming a base index of $100 at the end of 2016. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the period, assuming dividend reinvestment, and (B) the difference between the Company’s share price at the end and the beginning of the period by (2) the share price at the beginning of the period. The calculations were made excluding trading commissions and taxes.

	Base Period	Indexed Returns Years Ending
	December	December	December	December	December	December
	2016	2017	2018	2019	2020	2021
Computer Task Group, Inc.	$100.00	$121.14	$96.91	$123.04	$145.37	$236.82
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
Dow Jones U.S. Computer Services Index	$100.00	$110.43	$97.19	$122.60	$140.13	$169.02

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

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes contained in Part II, Item 8 of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed above under "Forward-Looking Statements" and under the caption "Risk Factors" in Part I, Item 1A of this report.

Industry Trends

The IT services industry is extremely competitive and characterized by continuous changes in client requirements and improvements in technologies. Our competition varies significantly by geographic region, as well as by the type of service provided. Many of our competitors are larger than CTG, and have greater financial, technical, sales, and marketing resources. In addition, the Company frequently competes with a client’s use of its own internal IT staff for projects. Our industry continues to be impacted by the use of lower-cost offshore delivery capabilities (primarily India and other parts of Asia). There can be no assurance that we will be able to continue to compete successfully with existing or future competitors or that future competition will not have a material adverse effect on our results of operations and financial condition.

The market demand for the Company’s services is heavily dependent on information and technology-related spending by major corporations, organizations and government entities in the markets and regions that we serve. The pace of technology advances, changes in business requirements, and the practices of our clients all have a significant impact on the demand for the services we provide. Competition for new engagements and pricing pressure has been strong as there are numerous competitors. The demand for the Company's IT Solutions and Services business significantly improved in 2021 as the impact of the COVID-19 pandemic was lower in 2021 than in 2020. In 2020, demand was reduced, primarily in our Non-Strategic Technology Services business, due to the impact the COVID-19 pandemic had on the economies of the countries and the markets we serve. In 2020, to offset this decrease in demand, the Company took action to reduce its expenses, including a full-time furlough for certain employees and a 20% furlough for nearly all other non-billable employees, including the senior management team. This furlough was in place for about six months, and ended with the close of the Company’s 2020 fiscal third quarter.

The Company also actively participated in government-sponsored programs in its European operations, including Belgium, France and Luxembourg, that partially reimbursed the Company for the costs of employees that were made idle by the COVID-19 pandemic.  This primarily included employees that were previously billable on an engagement, but the client made a decision to stop or end a project prior to completion. The Company continued to participate in these programs, but the benefit to the Company’s European operations was diminished subsequent to August 2020 as the respective governments reduced the reimbursement under these programs at that time. The Company believes that if these employees had remained billable throughout 2020, the revenue they would have generated would have approximated the reimbursements received from the various governments.

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods as a percentage of consolidated revenue for the three years ended December 31, 2021, 2020, and 2019 was as follows:

	2021	2020	2019
Time-and-material	79.8%	81.0%	79.6%
Progress billing	17.8%	15.9%	10.2%
Percentage-of-completion	2.4%	3.1%	10.2%
Total	100.0%	100.0%	100.0%

Segments

The Company provides information technology and related services to its clients. These services include digital IT Solutions and Services, and Non-Strategic Technology Services. With digital IT Solutions and Services, the Company generally takes responsibility for the deliverables and some level of project and staff management, and these services may include high-end advisory or business-related consulting. When providing Non-Strategic Technology Services, including managed staffing, staff augmentation, and volume staffing, personnel are provided to clients based upon their requirements for specific skills, who then, in turn, take their direction from clients’ managers.

The Company’s strategy throughout its operations has been, and continues to be, to expand the amount of IT Solutions and Services it provides to its clients as compared with Non-Strategic Technology Services, and to focus on delivering digital solutions. IT Solutions and Services provide significant value to our clients, and drive higher bill rates and margins for the Company. Our existing solutions include business, technology, and operations solutions that aid our clients in digitally transforming their company, and ultimately meet the needs of their clients. The digital services the Company delivers includes the Internet of Things, Intelligent Automation, Data and Analytics, Cloud and Automated Testing.

In prior years, and in 2021 prior to the fourth quarter, the Company reported its results in one segment. This included operating segments for each of North America and Europe. The services the Company provided, regardless of geography or industry, were similar in nature and produced similar results. Additionally, the CEO, who is the Company’s chief operating decision maker, made decisions on investments and allocated resources at the North America or Europe level. Accordingly, given the consistency of the services provided and results, the Company aggregated those results into one reporting segment.

During the 2021 fourth quarter, the Company further refined its strategy to focus on providing digital services within its IT Solutions and Services business in both North America and in Europe. The focus includes investing in business development, solutions, delivery, and marketing for IT Solutions and Services, and critically evaluating each significant staffing engagement as it comes up for renewal to determine if the Company would continue to provide those services to its client. These decisions are based on, among other factors, critically evaluating the work performed, the availability of the resources, the client, the long-term opportunities for the services provided at the client, and the revenue and profit associated with the engagement. As part of this process, the Company determined that there are certain lower margin staffing services within its business that are no longer part of the Company’s long-term business plan.

Accordingly, in connection with this refinement of the Company’s strategy in the 2021 fourth quarter, the Company is now operating and reporting in three segments within its business: North America IT Solutions and Services, Europe IT Solutions and Services, and Non-Strategic Technology Services. See Item 1. Business, “IT Solutions and Services,” and “Non-Strategic Technology Services” for further discussion of these segments.

CTG’s revenue by segment for the three years ended December 31, 2021, 2020 and 2019 was as follows:

(amounts in thousands)	2021	2020	2019
North America IT Solutions and Services	$101,506	$67,948	$74,123
Europe IT Solutions and Services	169,341	154,847	148,108
Non-Strategic Technology Services	121,438	143,296	171,939
Total	$392,285	$366,091	$394,170

The Company provides a majority of its services in five vertical market focus areas: technology service providers, healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), financial services, manufacturing, and energy. The remainder of CTG’s revenue is derived from general markets.

CTG’s revenue by vertical market as a percentage of consolidated revenue for the years ended December 31, 2021, 2020, and 2019 was as follows:

	2021	2020	2019
Technology service providers	26.7%	31.3%	32.2%
Healthcare	21.6%	14.9%	16.6%
Financial services	16.2%	15.8%	13.8%
Manufacturing	11.7%	13.5%	16.8%
Energy	5.1%	6.2%	5.2%
General markets	18.7%	18.3%	15.4%
Total	100.0%	100.0%	100.0%

Results of Operations

The table below sets forth percentage information calculated as a percentage of consolidated revenue as reported on the Company’s consolidated statements of operations as included in Item 8, “Financial Statements and Supplementary Data” in this report.

Year Ended December 31,	2021	2020	2019
(percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Direct costs	78.0%	79.0%	80.9%
Gross profit	22.0%	21.0%	19.1%
Operating expenses	10.2%	10.0%	10.0%
Contribution profit	11.8%	11.0%	9.1%
General and administrative expenses	8.6%	8.5%	7.3%
Operating income	3.2%	2.5%	1.8%
Interest and other income (expense), net	(0.2)%	0.4%	(0.2)%
Income before income taxes	3.0%	2.9%	1.6%
Provision (benefit) for income taxes	(0.5)%	0.8%	0.6%
Net income	3.5%	2.1%	1.0%

2021 as compared with 2020

The Company’s operating segments recorded revenue in 2021 and 2020 as follows:

					Year-Over-
(amounts in thousands)	% of total	2021	% of total	2020	Year Change
North America IT Solutions and Services	25.9%	$101,506	18.6%	$67,948	49.4%
Europe IT Solutions and Services	43.2%	169,341	42.3%	154,847	9.4%
Non-Strategic Technology Services	30.9%	121,438	39.1%	143,296	(15.3)%
Total	100.0%	$392,285	100.0%	$366,091

North America IT Solutions and Services revenue increased $33.6 million or 49.4% in 2021 as compared with 2020. The increase was due to a focused effort to invest in and grow this business as it has significantly higher bill rates and margins than Non-Strategic Technology Services. Additionally, the Pandemic had a lesser impact on this segments in 2021. Europe IT Solutions and Services revenue increased $14.5 million or 9.4% in 2021, and was driven by strong demand in a number of the countries in which we operate.

Non-Strategic Technology Services revenue decreased $21.9 million or 15.3% during 2021 as compared with 2020. The Non-Strategic Technology revenue decrease was in part due to the Company continuing to disengage from its lowest margin staffing projects, and from a continued decrease in demand for these services which began during the Pandemic.

The Company recorded revenue by geography in 2021 and 2020 as follows:

Year Ended December 31,	% of total	2021	% of total	2020	Year-Over- Year Change
(dollars in thousands)
North America	55.7%	$218,344	55.8%	$204,264	6.9%
Europe	44.3%	173,941	44.2%	161,827	7.5%
Total	100.0%	$392,285	100.0%	$366,091	7.2%

Reimbursable expenses billed to clients and included in revenue totaled $1.1 million and $1.9 million in 2021 and 2020, respectively.

The Company includes all billable consultants, including both employees and subcontractors, in its headcount. The Company’s total headcount was approximately 3,450 at December 31, 2021, which was a 12% decrease from approximately 3,900 at December 31, 2020.  As the Company continues to disengage from lower margin non-strategic technology services, headcount is expected to continue to decrease. Approximately 90% of this headcount was for technical resources and 10% for support positions.

The increase in revenue in 2021 as compared with 2020 in the Company’s European operations was in part due to the strength relative to the U.S. dollar of the currencies in Belgium, Luxembourg, France, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg, and France, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In 2021 as compared with 2020, the average value of the Euro increased 3.6%, and the average value of the British Pound increased 7.2%. A significant portion of the Company's revenue from its European operations is recorded in Belgium, Luxembourg, and France. Had there been no change in these exchange rates from 2020 to 2021, total European revenue would have been approximately $6.8 million lower, or $167.1 million as compared with the $173.9 million reported. When considering the year-over-year change in revenue in constant currencies, revenue from our European operations increased 4.1%. Operating income was positively impacted by $0.5 million in 2021 as compared with 2020 given the increase in the exchange rates year-over-year.

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

International Business Machines Corporation (IBM), CTG’s largest client, accounted for $74.8 million or 19.1% and $77.5 million or 21.2% of the Company’s consolidated revenue in 2021 and 2020, respectively. The National Technical Services Agreement with IBM expires on October 27, 2023. As part of the National Technical Services Agreement, the Company provides its services as a predominant supplier primarily to IBM’s Integrated Technology Services and the Systems and Technology Group business units. This agreement accounted for approximately 68% of all of the services provided to IBM by the Company in 2021. The Company’s accounts receivable from IBM at December 31, 2021 and 2020 totaled $8.9 million and $11.3 million, respectively.

We expect to continue to derive a significant portion of our revenue from IBM in future years; however, a significant decline or the loss of the revenue from this client would have a significant negative effect on our operating results. No other client accounted for more than 10% of the Company’s revenue in 2021 or 2020.

The Company recorded operating results in 2021 and 2020 in its operating segments as follows:

North America IT Solutions and Services
(amounts in thousands)	2021	2020	Change
Revenue	100.0%	100.0%	—
Direct costs	67.9%	64.7%	3.2%
Gross margin	32.1%	35.3%	(3.2)%
Operating expenses	13.6%	13.8%	(0.2)%
Contribution margin	18.5%	21.5%	(3.0)%

Europe IT Solutions and Services
(amounts in thousands)	2021	2020	Change
Revenue	100.0%	100.0%	—
Direct costs	76.2%	75.6%	0.6%
Gross margin	23.8%	24.4%	(0.6)%
Operating expenses	12.6%	13.1%	(0.5)%
Contribution margin	11.2%	11.3%	(0.1)%

Non-Strategic Technology Services
(amounts in thousands)	2021	2020	Change
Revenue	100.0%	100.0%	—
Direct costs	88.9%	89.4%	(0.5)%
Gross margin	11.1%	10.6%	0.5%
Operating expenses	4.0%	4.9%	(0.9)%
Contribution margin	7.1%	5.7%	1.4%

North America IT Solutions and Services direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 67.9% and 64.7% of revenue in 2021 and 2020, respectively. This segment included a large training, implementation, and support engagement for a health system that drove higher direct costs in 2021, which resulted in a lower gross margin, 32.1% of revenue in 2021 compared with 35.3% of revenue in 2020.

Europe IT Solutions and Services direct costs were similar in 2021 and 2020 totaling 76.2% and 75.6% of revenue, respectively. Non-Strategic Technology Services incurred a decrease in directs costs of 0.5% from 89.4% of revenue in 2020 to 88.9% in 2021. As a result, the gross margin increased to 11.1% from 10.6%. The increase year-over-year was driven by the Company continuing to disengage from the lowest margin staffing engagements.

Operating expenses were lower in 2021 as a percentage of revenue as compared with 2020 in each of the Company’s segments despite continued investments in business development, solutions and delivery in the North America and Europe IT Solutions and Services segments. These decreases reflected operating leverage in the North America and Europe IT Solutions and Services segments, and a concerted effort in in the Non-Strategic Technology Services segment to reduce costs and improve profits.

Interest and other income (expense) was (0.2)% of revenue in 2021 and 0.4% of revenue in 2020. In 2020, the Company recorded non-taxable life insurance gains of approximately $1.0 million as two of its former executives passed away, and gains of approximately $0.8 million from the sale of a building.

The Company’s effective tax rate (ETR) is calculated based upon the full year's operating results and various tax related items. The ETR in 2021 was (17.0)%, while the 2020 ETR was 28.3%. The ETR in 2021 was impacted by a number of items, including a reversal of the valuation allowance against the Company’s U.S. deferred tax assets.

Net income for 2021 was 3.5% of revenue or $0.92 per diluted share, compared with 2.1% of revenue or $0.53 per diluted share in 2020. Diluted earnings per share were calculated using 15.0 million weighted-average equivalent shares outstanding in 2021 and 14.4 million in 2020.

2020 as compared with 2019

The Company’s operating segments recorded revenue in 2020 and 2019 as follows:

					Year-Over-
(amounts in thousands)	% of total	2020	% of total	2019	Year Change
North America IT Solutions and Services	18.6%	$67,948	18.8%	$74,123	(8.3)%
Europe IT Solutions and Services	42.3%	154,847	37.6%	148,108	4.6%
Non-Strategic Technology Services	39.1%	143,296	43.6%	171,939	(16.7)%
Total	100.0%	$366,091	100.0%	$394,170

North America IT Solutions and Services revenue decreased $6.2 million or 8.3% in 2020 as compared with 2019. The decrease was primarily due to a decrease in IT Solutions and Services in our healthcare vertical market as a large project in process during 2019 ended. In our European operations, IT Solutions and Services demand remained strong as revenue increased $6.7 million or 4.6%. The strong demand was complemented by the acquisition of StarDust, a company that provides crowd testing and quality assurance services in France and Canada, in March 2020.

Non-Strategic Technology Services revenue decreased $28.6 million or 16.7% during 2020 as compared with 2019. The Non-Strategic Technology Services revenue decrease was primarily due to a significant decrease in demand resulting from the Pandemic. Additionally, a number of contracts were not renewed given the low level of profitability of the services provided.

The Company recorded revenue in 2020 and 2019 as follows:

Year Ended December 31,	% of total	2020	% of total	2019	Year-Over- Year Change
(dollars in thousands)
North America	55.8%	$204,264	61.5%	$242,218	(15.7)%
Europe	44.2%	161,827	38.5%	151,952	6.5%
Total	100.0%	$366,091	100.0%	$394,170	(7.1)%

The revenue decrease in North America in 2020 as compared with 2019 was primarily due to a significant decrease in demand for the Company's Non-Strategic Technology Services business due to the impact the Pandemic had on the economies in the markets we serve. Additionally, the Company continued to disengage from its lowest margin non-strategic technology services as part of its strategy. Demand in some areas of our IT Solutions and Services business, primarily in our healthcare vertical market, also declined driven by the impact of the Pandemic and the completion of a large engagement in 2019. The revenue increase in Europe was primarily due to strong demand for the Company’s services in the European markets we serve, and the acquisition of StarDust on March 3, 2020, which at the time of acquisition had estimated annual revenue of approximately $6.0 million. Reimbursable expenses billed to clients and included in revenue totaled $1.9 million and $2.6 million in 2020 and 2019, respectively.

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

International Business Machines Corporation (IBM), CTG’s largest client, accounted for $77.5 million or 21.2% and $84.9 million or 21.5% of the Company’s consolidated revenue in 2020 and 2019, respectively. The National Technical Services Agreement with IBM expires on October 27, 2023. As part of the National Technical Services Agreement, the Company provides its services as a predominant supplier primarily to IBM’s Integrated Technology Services and the Systems and Technology Group business units. This agreement accounted for approximately 66% of all of the services provided to IBM by the Company in 2020. The Company’s accounts receivable from IBM at December 31, 2020 and 2019 totaled $11.3 million and $23.0 million, respectively.

No other client accounted for more than 10% of the Company’s revenue in 2020 or 2019.

The Company operating results in 2020 and 2019 in its operating segments as follows:

North America IT Solutions and Services
(amounts in thousands)	2020	2019	Change
Revenue	100.0%	100.0%	—
Direct costs	64.7%	68.1%	(3.4)%
Gross margin	35.3%	31.9%	3.4%
Operating expenses	13.8%	12.1%	1.7%
Contribution margin	21.5%	19.8%	1.7%

Europe IT Solutions and Services
(amounts in thousands)	2020	2019	Change
Revenue	100.0%	100.0%	—
Direct costs	75.6%	77.5%	(1.9)%
Gross margin	24.4%	22.5%	1.9%
Operating expenses	13.1%	13.4%	(0.3)%
Contribution margin	11.3%	9.1%	2.2%

Non-Strategic Technology Services
(amounts in thousands)	2020	2019	Change
Revenue	100.0%	100.0%	—
Direct costs	89.4%	89.5%	(0.1)%
Gross margin	10.6%	10.5%	0.1%
Operating expenses	4.9%	6.1%	(1.2)%
Contribution margin	5.7%	4.4%	1.3%

The results for the years ended December 31, 2020 and 2019 have been recast to conform to the current year presentation, which reflects changes made to our reporting structure during the fourth quarter of 2021. Refer to footnote 13, “Segments and Enterprise-Wide Disclosures” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for detailed discussion about these changes to our segments.

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 64.7% and 68.1% of revenue in 2020 and 2019, respectively, for North America IT Solutions and Services, and 75.6% and 77.5% of revenue in 2020 and 2019, respectively, for Europe IT Solutions and Services. In North America, a large project which had higher direct costs, and therefore lower margins, ended in 2019. In Europe, the addition of Stardust via acquisition in March 2020 had a positive impact on the overall gross margins of this segment. In the Non-Strategic Technology Services segment, the decision to disengage from a large, lower margin non-strategic technology services engagement had a modest impact on the year’s direct cost percentage.

Operating expenses were higher in the North America IT Solutions and Services segment in 2020 as the Company made a concerted effort to invest in business development, solutions and delivery resources to position the segment for future revenue growth.  In the Europe IT Solutions and Services segment, operating expenses fell as a percentage of revenue due to the operating leverage resulting from higher revenue.  In the Non-Strategic Technology Services segment, operating expenses decreased as the Company made a concerted effort to reduce its expenses to increase profits.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s significant accounting policies are included in Note 1 to the consolidated financial statements contained in this annual report on Form 10-K under Item 8, “Financial Statements and Supplementary Data.” These policies, along with the underlying assumptions and judgments made by the Company’s management in their application, have a significant impact on the Company’s consolidated financial statements. The Company identifies its most critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s critical accounting estimates are related to the valuation allowance for deferred income taxes, and the valuation of goodwill.

Income Taxes—Valuation Allowances on Deferred Tax Assets

At December 31, 2021, the Company had a total of approximately $4.9 million of deferred tax assets, and approximately $1.8 million of deferred tax liabilities recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards, and state taxes. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in the differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At December 31, 2021, the Company had deferred tax assets totaling approximately $1.4 million recorded resulting from net operating losses in previous years. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at December 31, 2021, the Company had offset a portion of these assets with a valuation allowance totaling approximately $0.3 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $1.1 million.

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

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. During the fourth quarter of 2021, the Company made the decision to reverse its valuation allowance against the deferred tax assets in the United States. The Company generated U.S. book and tax income during 2019, 2020, and 2021 resulting in a cumulative income position for the three years ended December 31, 2021. The Company believes its financial outlook remains positive and the uncertainty around the Pandemic has decreased. Given the positive U.S. financial results and outlook, management has concluded that it is more likely than not that the Company will be able to fully realize its U.S. deferred tax assets and reversed the valuation allowance totaling $5.2 million at December 31, 2021. The analysis the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance. Any further change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in 2021 would have increased or decreased net income by approximately $117,000, or $0.01 per diluted share.

Goodwill Valuation

Goodwill recorded on the Company's consolidated balance sheet as of December 31, 2021 totaled $19.7 million and relates to acquisitions completed by the Company in 2018, 2019, and 2020. The acquisition of Soft Company in 2018 and StarDust in 2020 are in the France reporting unit, while the 2019 acquisition of Tech-IT is in the Luxembourg reporting unit. During 2021, $1.4 million of goodwill was allocated to the North America IT Solutions and Services segment, while the balance of $18.3 million remains in the Europe IT Solutions and Services segment. There was no impairment prior to or after the allocation of goodwill to the North America IT Solutions and Services segment. At December 31, 2020 and 2019, the Company’s goodwill balance totaled $21.3 million and $16.7 million, respectively, and was wholly included in the Company’s Europe IT Solutions and Services segment.

As of October 2021 fiscal month-end, we performed our annual goodwill impairment test with the assistance of an external consultant and estimated the fair value of our reporting units based on a combination of the income (estimates of future discounted cash flows) and the market approach (market multiples for similar companies). The income approach uses a discounted cash flow (DCF) method that utilizes the present value of cash flows to estimate fair value of the reporting unit. The future cash flows for the reporting units were projected based upon on our estimates of future revenue, operating income and other factors such as working capital and capital expenditures. As part of our projections, we took into account expected industry and market conditions for the industries in which the reporting units operate, as well as trends currently impacting the reporting units. The market approach utilizes multiples of earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of the reporting unit. The market multiples used for our reporting units were based on competitor industry data, along with the market multiples for the Company and other factors.

Finally, we compared our estimates of fair value to the consolidated Company’s October 2021 month-end total public market capitalization, which included factoring in the business operations that do not have goodwill, and assessed implied control premiums. The Company’s public market capitalization has significantly increased from October 2021 to December 31, 2021 given an increase in the Company’s stock price of approximately 28.5% during that time period. Based on the results of this analysis, we concluded that the estimated fair value determined under our approach for the annual goodwill impairment test for our France and Luxembourg reporting units was reasonable.

We concluded that the goodwill assigned to the France and Luxembourg reporting units as of October 2021 were not impaired, and that they continue to not be impaired as of December 31, 2021. However, the estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on current available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events. In the event the business significantly under achieves its goals for revenue and profit growth in the future, the carrying value for this business unit may not be supportable using a discounted cash flow projection, and an impairment charge may exist. See “Fair Value” in footnote 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further discussion.

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

Financial Condition and Liquidity

Cash provided by operating activities was $7.4 million, $30.7 million, and $8.5 million in 2021, 2020, and 2019, respectively. In 2021, net income was $13.7 million, while other non-cash adjustments, primarily consisting of depreciation and amortization expense, equity-based compensation, deferred income taxes, non-taxable life insurance gains, a gain from a sale of a building, impairment of capitalized software, and deferred compensation totaled $0.5 million. In 2020 and 2019, net income was $7.6 million and $4.1 million, respectively, while the corresponding non-cash adjustments netted to $4.4 million and $4.3 million, respectively.

Accounts receivable balances increased $10.3 million in 2021 as compared with 2020, decreased $17.0 million in 2020 as compared with 2019, and increased $3.6 million in 2019 as compared with 2018. The increase in the accounts receivable balance in 2021 resulted from a large training, implementation, and support engagement for a health system in North America during the fourth quarter. Days Sales Outstanding (“DSO”) is calculated by dividing accounts receivable obtained from the consolidated balance sheet by average daily revenue for the fourth quarter of the respective year. DSO was 67 days at December 31, 2021 as compared with 74 days December 31, 2020. The decrease in DSO was primarily driven by the Company’s arrangement with its largest customer to factor outstanding receivables, which decreases the time of payment from 90 days to as little as 15 days based upon the Company’s direction. DSO was 74 days at December 31, 2020 as compared with DSO at December 31, 2019 of 85 days.

The cash surrender value of life insurance policies decreased $0.1 million in 2021, $0.7 million in 2020, and $1.0 million in 2019. The decrease in each of the years was due to normal appreciation of the existing cash surrender value of the outstanding policies at each respective point in time, which in turn was reduced by the benefits paid upon the death of two former executives in 2020. Accounts payable increased $2.9 million in 2021, decreased $0.6 million in 2020, and increased $3.9 million in 2019. The increase in 2021 was primarily due to the timing of certain payments near year-end, while the decrease in 2020 was primarily due to the growth in the size of the Company and the timing of payments made near year-end. Accrued compensation increased $2.1 million in 2021 primarily due to the growth in the Company’s IT Solutions and Services and higher incentives for 2021 paid in the first quarter of 2022, and decreased $3.1 million in 2020 primarily due to the US operations reducing its payroll lag from two weeks in 2019 to one week during 2020. Accrued compensation increased $2.2 million in 2019 primarily due to significant growth in the Company’s operations and higher incentives for 2019 paid in the first quarter of 2020. Income taxes receivable decreased by $1.1 million in 2021 due to higher taxable income in 2021, and increased $1.3 million in 2020 due to a change in tax legislation which created a one-time benefit of approximately $1.1 million. Income taxes receivable increased $0.2 million in 2019 due to refunds received from the federal government and higher taxable income. Deferred payroll taxes decreased $3.2 million in 2021 and increased $6.7 million in 2020. The decrease in 2021 was due to the Company’s 2021 payment of a portion of the employer payroll taxes deferred under the CARES ACT in 2020. The increase in 2020 was due to the Company’s participation in a U.S. government program that allows companies under the CARES ACT to defer the payment of the employer portion of payroll taxes until 2021 and 2022. Advance billings increased $1.8 million in 2021, increased $1.3 million in 2020, and decreased $2.8 million in 2019. The change in advance billings in any given period is determined by the nature and type of existing projects, and the advance payments, if any, associated with those projects.

Investing activities used $2.5 million, $5.0 million, and $11.5 million of cash in 2021, 2020, and 2019, respectively. In 2020, cash paid for the acquisition of StarDust, net of cash acquired, was approximately $4.3 million. In 2019, net cash paid for the acquisition of Tech-IT totaled $8.5 million. The Company also used cash for additions to property, equipment and capitalized software of $1.9 million in 2021, $2.9 million in 2020, and $2.4 million in 2019. The Company expects the amount to be spent in 2022 on additions to property, equipment and capitalized software to be similar to the amount spent in 2021. The Company has no material commitments for future capital expenditures. During the 2020 second quarter, the Company sold its remaining owned real estate for $2.5 million. As the book value of the building was approximately $1.6 million, the Company recorded a gain of approximately $0.8 million, after fees. The Company paid premiums for life insurance totaling $0.5 million in 2021, and $0.6 million for life insurance in both 2020 and 2019. The Company received a total of $0.4 million of proceeds from life insurance policies upon the death of former executives in 2020.

Financing activities provided (used) $(1.1) million, $(5.7) million, and $1.8 million of cash in 2021, 2020, and 2019, respectively. Net cash received (paid) under the Company’s revolving credit agreement was $0.0 million in 2021, $(5.3) million in 2020, and $1.7 million in 2019. Deferred debt costs were $1.2 million in 2021, which were costs associated with putting the new Credit Agreement in place in 2021. These deferred costs will be amortized over the term of the new Credit Agreement, or 60 months. Payments made to taxing authorities that represent the value of shares withheld for taxes in employee equity-based compensation transactions totaled $0.4 million in 2021, and $0.2 million in both 2020 and 2019. Cash overdrafts relate to the amount of outstanding checks at a point in time, and netted to $0.0 million, $(0.4) million, and less than $0.1 million in the 2021, 2020, and 2019 periods, respectively. No share purchases for treasury were made in 2021, and as of December 31, 2021, $7.7 million was available under the Company's authorization to purchase shares in future periods. The Company recorded $0.4 million, $0.0 million, and less than $0.1 million during 2021, 2020, and 2019, respectively, from the proceeds from stock option exercises.

No dividends were paid in 2021, 2020, or 2019, and the Company does not currently foresee making a dividend payment in the future.

The new Credit Agreement has a five-year term that expires in May 2026.  Under this Credit Agreement, the Company can borrow up to $50.0 million depending on collateral availability.  The Credit Agreement is collateralized by the Company’s accounts receivable in the United States, Belgium and Luxembourg.  Interest rates range from 1.5% to

2.0% over LIBOR or EURIBOR loans, and 0.5% to 1.0% over base rate (prime rate) loans. The London Interbank Offered Rate (“LIBOR”), the interest rate benchmark used as a reference rate on our Credit Agreement, began being phased out at the beginning of calendar year 2022, with the one-month LIBOR, which we utilize as a reference rate, scheduled to cease immediately after June 30, 2023.  A reference rate based on the Secured Overnight Financing Rate (“SOFR”), and other alternative benchmark rates, are replacing LIBOR. The Company can borrow under the agreement at either rate at its discretion. The Company’s previous Credit and Security Agreement was terminated during the 2021 second quarter.

At both December 31, 2021 and December 31, 2020, there were no amounts outstanding under the Credit Agreement or the Company’s previous Credit and Security Agreement, respectively. The Company borrows or repays its debts as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. There were no borrowings during 2021. The maximum amounts outstanding under its previous Credit and Security Agreement in 2020 was $12.0 million, while the average amount outstanding was $6.4 million, and carried a weighted average interest rate of 1.9%. Total commitment fees incurred totaled approximately $0.2 million in 2020 and $0.3 million in 2019, while interest paid in 2020 and 2019 totaled $0.2 million and $0.4 million, respectively.

Under the Credit Agreement, the Company is required to meet one financial covenant in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenant is measured quarterly, and at December 31, 2021 represented a fixed charge coverage ratio, where for the trailing twelve months the consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for, amongst other items, equity-based compensation and severance expenses, must be greater than 1.0 times the consolidated interest expense paid in cash and any scheduled principal payments. The fixed charge coverage ratio is only tested if availability, subject to a maximum of the commitment of $50.0 million, on the measurement date is less than the greater of 12.5% of the total loan availability or $5.0 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves for each country included in the Credit Agreement (the United States, Belgium, and Luxembourg). Receivable balances from our largest client, IBM, have been removed from the Credit Agreement as collateral, as the Company had entered into a factoring arrangement for those receivables. See “Accounts Receivable Factoring” in footnote 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further discussion. Total availability as of December 31, 2021 was approximately $44.7 million. The Company’s compliance with its financial covenant was not required to be tested at December 31, 2021 as the availability under the Credit Agreement was in excess of 12.5% of the total loan availability. The Company was in compliance with its applicable covenants under the previous Credit and Security Agreement at December 31, 2020 and December 31, 2019.

Of the total cash and cash equivalents reported on the consolidated balance sheet at December 31, 2021 of $35.6 million, approximately $24.8 million is held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and has no intention of doing so in the foreseeable future as the funds are generally required to meet the working capital needs of its foreign operations.

At December 31, 2021, the Company believes existing internally available funds, cash potentially generated from future operations, and funds potentially available under the Company's revolving line of credit (subject to collateral limits) totaling $49.8 million, will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, fund acquisitions, pay a dividend (if any), and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in 2021, 2020, and 2019 other than guarantees in our European operations which support office leases and performance under government contracts. These guarantees totaled approximately $3.1 million at December 31, 2021. Also, the Company has purchase obligations in 2022, 2023, and 2024 for certain software, recruiting and other services totaling $1.9 million.

Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in this report.

Recently Issued Accounting Standards

See footnote 1 - "Recently Issued Accounting Standards" of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this report for information regarding recent accounting pronouncements.

Contractual Obligations

The Company intends to satisfy its contractual obligations from operating cash flows, and, if necessary, from draws on its demand credit line. The Company’s purchase obligations in 2022, 2023 and 2024 total approximately $1.9 million, including $0.8 million for software maintenance, support and related fees, $0.2 million for telecommunications, $0.4 million for recruiting services, $0.3 million for professional organization memberships and consulting fees, and $0.2 million for computer-based training courses. In the accompanying Notes to Consolidated Financial Statements, see footnote 4, “Debt” for a description of our asset-based lending revolving credit agreement and outstanding borrowing obligations, footnote 6, “Lease Commitments” for lease obligations, and footnote 7, “Deferred Compensation Benefits” for a description of the pension and post-retirement obligations. The Company has not entered into any material off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations.

During 2021, revenue was impacted by the year-over-year foreign currency exchange rate changes of Belgium, Luxembourg, France, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg, and France, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. Had there been no change in these exchange rates from 2020 to 2021, total European revenue would have been approximately $6.8 million lower in 2021, or $167.1 million as compared with the $173.9 million reported. Operating income in the Company’s European operations would have been $0.5 million lower if there had been no change in foreign currency exchange rates year-over-year.

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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Computer Task Group, Incorporated (a New York corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 14, 2022 expressed an unqualified opinion.

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

Valuation of Goodwill – France Reporting Unit

As described in Note 1 to the consolidated financial statements, the Company evaluates goodwill impairment for each reporting unit every fourth quarter, or on an interim basis if an indicator of impairment is present.  The Company’s goodwill balance related to the France reporting unit was $14,365 as of December 31, 2021.  We have identified the annual goodwill impairment assessment related to the France reporting unit as a critical audit matter.

The principal consideration for our determination that the impairment assessment of the France reporting unit is a critical audit matter was due to the significant estimation required to determine the fair value of the reporting unit.  In particular, the fair value estimates used in the valuation of the France reporting unit were sensitive to significant assumptions such as forecasted revenue, forecasted operating income margins, long-term discount rate, and estimated valuation multiples, which are affected by expectations about future market or economic conditions.

Our audit procedures related to the goodwill impairment assessment for the France reporting unit included the following, among others.  We tested the design and operating effectiveness of key controls over the Company's goodwill impairment assessment process including controls over the development and review of significant assumptions used in the determination of the fair value of each reporting unit. We tested the significant assumptions discussed above by assessing the reasonableness of management’s forecasts compared to current results and forecasted industry trends. We performed sensitivity analyses of forecasted revenue and operating income margin assumptions to evaluate changes in the fair value that would result from changes in these assumptions. With the assistance of our valuation specialists, we evaluated the selection of the long-term discount and growth rates, including testing the underlying source information and the mathematical accuracy of the calculations by developing a range of independent estimates and comparing those to the rates selected by management. We also involved our valuation specialists to evaluate the market approach, including evaluating the reasonableness of estimated valuation multiples.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Cleveland, Ohio

March 14, 2022

Consolidated Statements of Operations

Year Ended December 31,	2021	2020	2019
(amounts in thousands, except per-share data)
Revenue	$392,285	$366,091	$394,170
Direct costs	305,835	289,133	319,135
Selling, general and administrative expenses	73,708	67,828	68,123
Operating income	12,742	9,130	6,912
Interest and other income	587	506	311
Gain on sale of building	—	824	—
Non-taxable life insurance gain	—	987	—
Interest and other expense	1,592	786	934
Income before income taxes	11,737	10,661	6,289
Provision (benefit) for income taxes	(1,993)	3,022	2,164
Net income	$13,730	$7,639	$4,125
Net income per share:
Basic	$0.99	$0.56	$0.31
Diluted	$0.92	$0.53	$0.29
Weighted average shares outstanding:
Basic	13,926	13,621	13,450
Diluted	14,971	14,427	13,997

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2021	2020	2019
(amounts in thousands)
Net income	$13,730	$7,639	$4,125

Foreign currency translation adjustment	(4,052)	5,461	(1,084)
Decrease (increase) in pension loss, net of taxes of $6, $(156), and $(92), in 2021, 2020 and 2019, respectively	2,479	(2,286)	(2,847)
Other comprehensive income (loss)	(1,573)	3,175	(3,931)

Comprehensive income	$12,157	$10,814	$194

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

December 31,	2021	2020
(amounts in thousands, except share balances)
Assets
Current Assets:
Cash and cash equivalents	$35,584	$32,865
Accounts receivable, net of allowances of $581 and $561 in 2021 and 2020, respectively	84,252	76,892
Prepaid and other current assets	2,849	2,207
Income taxes receivable	80	1,174
Total current assets	122,765	113,138
Property, equipment and capitalized software, net	5,242	5,515
Operating lease right-of-use assets	22,132	22,116
Deferred income taxes	4,946	393
Acquired intangibles, net	7,280	9,097
Goodwill	19,676	21,275
Cash surrender value of life insurance	4,018	3,587
Other assets	2,228	924
Investments	47	208
Total assets	$188,334	$176,253
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$21,150	$18,784
Accrued compensation	22,534	21,968
Advance billings on contracts	4,762	3,102
Short-term operating lease liabilities	6,444	6,427
Short-term deferred payroll taxes	3,508	3,329
Other current liabilities	6,585	7,535
Total current liabilities	64,983	61,145
Long-term debt	—	—
Deferred compensation benefits	11,437	14,420
Long-term operating lease liabilities	15,612	15,564
Deferred payroll taxes	—	3,329
Deferred income taxes	1,792	2,174
Other long-term liabilities	73	113
Total liabilities	93,897	96,745
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in both periods	270	270
Capital in excess of par value	110,330	109,407
Retained earnings	108,042	94,312
Less: Treasury stock of 11,667,719 and 11,841,960 shares at cost, at December 31, 2021 and 2020, respectively	(107,265)	(109,114)
Accumulated other comprehensive loss	(16,940)	(15,367)
Total shareholders’ equity	94,437	79,508
Total liabilities and shareholders’ equity	$188,334	$176,253

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

Year Ended December 31,	2021	2020	2019
(amounts in thousands)
Cash flow from operating activities:
Net income	$13,730	$7,639	$4,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,172	3,309	3,268
Equity-based compensation expense	2,640	2,483	1,748
Deferred income taxes	(4,731)	(370)	(294)
Deferred compensation benefits	(639)	(108)	(427)
Loss (gain) on the sale/disposal of property and equipment	15	(799)	—
Impairment of capitalized software	—	855	—
Non-taxable life insurance gain	—	(987)	—
Changes in assets and liabilities that provide (use) cash, excluding the effects of acquisitions:
Accounts receivable	(10,302)	16,961	(3,627)
Prepaid and other current assets	(374)	(65)	952
Other long-term assets	(408)	(596)	84
Cash surrender value of life insurance	100	749	961
Accounts payable	2,936	(577)	3,864
Accrued compensation	2,085	(3,081)	2,203
Income taxes payable / receivable	1,125	(1,304)	(186)
Deferred payroll taxes	(3,150)	6,658	—
Advance billings on contracts	1,813	1,267	(2,830)
Other current liabilities	(561)	(818)	(1,061)
Other long-term liabilities	(40)	(478)	(250)
Net cash provided by operating activities	7,411	30,738	8,530
Cash flow from investing activities:
Cash paid for acquisitions, net of cash received	—	(4,324)	(8,461)
Additions to property and equipment	(1,940)	(1,780)	(1,773)
Additions to capitalized software	—	(1,105)	(669)
Proceeds from the sale of property and equipment	—	2,442	—
Premiums paid for life insurance	(531)	(616)	(618)
Proceeds from life insurance	—	400	—
Net cash used in investing activities	(2,471)	(4,983)	(11,521)
Cash flow from financing activities:
Proceeds from long-term debt	—	40,845	170,920
Payments on long-term debt	—	(46,135)	(169,270)
Deferred debt financing costs	(1,206)	—	—
Proceeds from stock option plan exercises	366	—	91
Taxes remitted for shares withheld from equity-based compensation transactions	(399)	(168)	(172)
Proceeds from Employee Stock Purchase Plan	165	143	147
Change in cash overdraft, net	—	(370)	78
Net cash provided by (used in) financing activities	(1,074)	(5,685)	1,794
Effect of exchange rates on cash and cash equivalents	(1,147)	2,014	(453)
Net increase (decrease) in cash and cash equivalents	2,719	22,084	(1,650)
Cash and cash equivalents at beginning of year	32,865	10,781	12,431
Cash and cash equivalents at end of year	$35,584	$32,865	$10,781

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of December 31, 2018	27,018	$270	$116,427	$82,548	12,746	$(120,406)	$(14,611)	$64,228
Employee Stock Purchase Plan share issuance	—	—	(152)	—	(32)	299	—	147
Stock Option Plan share issuance, net	—	—	(663)	—	(45)	754	—	91
Restricted stock plan share issuance/forfeiture	—	—	(3,230)	—	(143)	3,058	—	(172)
Deferred compensation plan share issuance	—	—	(2,034)	—	(215)	2,034	—	—
Equity-based compensation	—	—	1,748	—	—	—	—	1,748
Net income	—	—	—	4,125	—	—	—	4,125
Foreign currency adjustment	—	—	—	—	—	—	(1,084)	(1,084)
Pension loss adjustment, net of tax	—	—	—	—	—	—	(2,847)	(2,847)
Balances as of December 31, 2019	27,018	$270	$112,096	$86,673	12,311	$(114,261)	$(18,542)	$66,236
Employee Stock Purchase Plan share issuance	—	—	(128)	—	(29)	271	—	143
Stock Option Plan share issuance, net	—	—	(193)	—	(6)	193	—	—
Restricted stock plan share issuance/forfeiture	—	—	(4,851)	—	(434)	4,683	—	(168)
Equity-based compensation	—	—	2,483	—	—	—	—	2,483
Net income	—	—	—	7,639	—	—	—	7,639
Foreign currency adjustment	—	—	—	—	—	—	5,461	5,461
Pension loss adjustment, net of tax	—	—	—	—	—	—	(2,286)	(2,286)
Balances as of December 31, 2020	27,018	$270	$109,407	$94,312	11,842	$(109,114)	$(15,367)	$79,508

(continued on next page)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of December 31, 2020	27,018	$270	$109,407	$94,312	11,842	$(109,114)	$(15,367)	$79,508
Employee Stock Purchase Plan share issuance	—	—	(9)	—	(19)	174	—	165
Stock Option Plan share issuance, net	—	—	(427)	—	(82)	793	—	366
Restricted stock plan share issuance/forfeiture	—	—	(1,281)	—	(73)	882	—	(399)
Equity-based compensation	—	—	2,640	—	—	—	—	2,640
Net income	—	—	—	13,730	—	—	—	13,730
Foreign currency adjustment	—	—	—	—	—	—	(4,052)	(4,052)
Pension gain adjustment, net of tax	—	—	—	—	—	—	2,479	2,479
Balances as of December 31, 2021	27,018	$270	$110,330	$108,042	11,668	$(107,265)	$(16,940)	$94,437

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Computer Task Group, Incorporated, and its subsidiaries (the “Company” or “CTG”), located in North and South America, Western Europe, and India. There are no unconsolidated entities, or off-balance sheet arrangements other than certain guarantees supporting office leases and the performance under government contracts in the Company's European operations, and purchase obligations for certain software, recruiting and other services. All inter-company accounts have been eliminated. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Such estimates primarily relate to the valuation allowances for deferred tax assets, actuarial assumptions including discount rates and expected rates of return, as applicable, for the Company’s defined benefit plans, the allowance for doubtful accounts receivable, the annual impairment assessment, assumptions underlying stock option valuation, investment valuation, estimates of progress toward completion and direct profit or loss on contracts, acquisition and related accounting, legal matters, and other contingencies. The current economic environments in the United States, Canada, Colombia, Western Europe, and India where the Company has operations have increased the degree of uncertainty inherent in these estimates and assumptions. Actual results could differ from those estimates.

The Company provides information and technology-related services to its clients. These services include information and technology-related solutions, including supplemental staffing as a solution. CTG provides these services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. A typical client is an organization with large, complex information and data processing requirements. The Company provides a majority of its services in five vertical market focus areas: technology service providers, healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), financial services, manufacturing, and energy. The Company focuses on these five vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.

CTG’s revenue by vertical market as a percentage of consolidated revenue for the three years ended December 31, 2021, 2020, and 2019 is as follows:

	2021	2020	2019
Technology service providers	26.7%	31.3%	32.2%
Healthcare	21.6%	14.9%	16.6%
Financial services	16.2%	15.8%	13.8%
Manufacturing	11.7%	13.5%	16.8%
Energy	5.1%	6.2%	5.2%
General markets	18.7%	18.3%	15.4%
Total	100.0%	100.0%	100.0%

Change in Presentation

During the fourth quarter of 2021, the Company further refined its strategy to focus on providing digital services within its IT Solutions business in both North America and Europe and determined that there are certain lower margin staffing accounts within its business that are no longer part of the Company’s long-term business plan. Accordingly, the Company changed its operating and reporting segments from one segment to three segments: North America IT Solutions and Services, Europe IT Solutions and Services, and Non-Strategic Technology Services. Refer to footnote 13, “Segments and Enterprise-Wide Disclosures” for further discussion on the impact of this change.

Certain reclassifications were made to prior period amounts in order to conform to the current year presentation. These reclassifications had no impact on the reported consolidated prior period financial results.

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods as a percentage of consolidated revenue for the three years ended December 31, 2021, 2020, and 2019 is as follows:

	2021	2020	2019
Time-and-material	79.8%	81.0%	79.6%
Progress billing	17.8%	15.9%	10.2%
Percentage-of-completion	2.4%	3.1%	10.2%
Total	100.0%	100.0%	100.0%

The Company recorded revenue by geography for 2021 compared to 2020 and 2020 compared to 2019 as follows:

Year Ended December 31,	% of total	2021	% of total	2020	Year-Over- Year Change
(dollars in thousands)
North America	55.7%	$218,344	55.8%	$204,264	6.9%
Europe	44.3%	173,941	44.2%	161,827	7.5%
Total	100.0%	$392,285	100.0%	$366,091	7.2%

Year Ended December 31,	% of total	2020	% of total	2019	Year-Over- Year Change
(dollars in thousands)
North America	55.8%	$204,264	61.5%	$242,218	(15.7)%
Europe	44.2%	161,827	38.5%	151,952	6.5%
Total	100.0%	$366,091	100.0%	$394,170	(7.1)%

The Company includes billable expenses in its accounts as both revenue and direct costs. These billable expenses totaled $1.1 million, $1.9 million, and $2.6 million in 2021, 2020, and 2019, respectively.

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

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2021, the aggregate transaction price allocated to unsatisfied or partially unsatisfied performance obligations for fixed-price and all progress billing contracts was approximately $12.6 million and $55.9 million, respectively. Approximately $39.9 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2022. Approximately $28.6 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2023 and beyond. The Company uses the right to invoice practical expedient. Therefore, no disclosure is required for unsatisfied performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At December 31, 2021 and 2020, the carrying amounts of the Company’s cash of $35.6 million and $32.9 million, respectively, approximated fair value.

As described in Note 3 of the consolidated financial statements, the Company acquired 100% of the equity of StarDust in the first quarter of 2020 and Tech-IT in the first quarter of 2019. Level 3 inputs were used to estimate the fair values of the assets acquired and liabilities assumed. The valuation techniques used to assign fair values to intangible assets included the relief-from-royalty method and excess earnings method.

The Company has a contingent consideration liability related to the earn-out provision of which a portion will be payable in each period subject to the achievement by Tech-IT of direct profit targets for fiscal 2019 and 2020. There is no payout if the achievements are below the target thresholds. The fair value of this contingent consideration liability is determined using the real options method, which requires inputs such as expected direct profit forecasts, discount rate, and other market variables to assess the probability of Tech-IT achieving the direct profit targets. The fair value as of the February 6, 2019 acquisition date was determined to be $0.6 million. In the 2020 fourth quarter, the Company paid approximately $0.3 million relating to the earn-out based on the achievement by Tech-IT of the direct profit targets for fiscal year 2019. The fair value of the remaining contingent consideration liability was determined to be zero as of December 31, 2021 as the direct profit target threshold was not met by Tech-IT for the fiscal year 2020.

In addition, the Company has a contingent consideration liability related to the earn-out provision of which a portion will be payable in each period subject to the achievement by StarDust of consolidated direct profit targets for fiscal 2020 and 2021. There is no payout if the achievement on either target is below a certain target threshold. The fair value of this contingent consideration is determined using level 3 inputs. The fair value assigned to the contingent consideration liability is determined using the real options method, which requires inputs such as consolidated direct profit forecasts, discount rate, and other market variables to assess the probability of StarDust achieving the revenue and EBIT targets. The fair value as of the March 3, 2020 acquisition date was determined to be $0.1 million. The Company paid $0.3 million during 2021 relating to the earn-out based on the achievement by StarDust of consolidated direct profit targets for the fiscal year 2020. As of December 31, 2021, the fair value of the remaining contingent consideration liability was determined to be zero as the consolidated direct profit target thresholds were not met by StarDust for the fiscal year 2021.

As of December 31, 2021, goodwill recorded on the Company's consolidated balance sheet totaled $19.7 million, which relates to the acquisitions completed by the Company in 2018, 2019, and 2020. The acquisition of Soft Company in 2018 and StarDust in 2020 are in the France reporting unit, while the 2019 acquisition of Tech-IT is in the Luxembourg reporting unit. During 2021, $1.4 million of goodwill was allocated to the North America IT Solutions and Services segment, while the balance of $18.3 million remains in the Europe IT Solutions and Services segment. In connection with our annual goodwill impairment test, we make various assumptions to determine the estimated fair value of the reporting units to which the goodwill relates. We perform the annual impairment review in the fourth quarter of each year. The goodwill impairment test is performed at least annually, unless indicators of an impairment exist in interim periods. The Company compared the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

As of October 2021 fiscal month-end, we performed our annual goodwill impairment test in conjunction with an external consultant and estimated the fair value of our reporting units based on a combination of the income (estimates of future discounted cash flows) and the market approach (market multiples for similar companies). The income approach uses a discounted cash flow (DCF) method that utilizes the present value of cash flows and other Level 3 inputs to estimate the fair value of the reporting unit. The future cash flows for the reporting units were projected based upon on our estimates of future revenue, a terminal growth rate, operating income and other factors such as working capital and capital expenditures. As part of our projections, we took into account expected industry and market conditions for the industries in which the reporting units operate, as well as trends currently impacting the reporting units. As part of our DCF analysis, we projected revenue and operating profits, and assumed long-term revenue growth rates in the “terminal year” for both of the reporting units. These projections are based upon our judgment and may change in the future based upon the inherent uncertainty in predicting future results. The market approach utilizes multiples of earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of the reporting unit. The market multiples used for our reporting units were based on competitor industry data, along with the market multiples for the Company and other factors.

The carrying value as of October 2021 was approximately $15.3 million and $12.2 million for the France and Luxembourg reporting units, respectively.

The Company is also allowed to elect an irrevocable option to measure, on a contract-by-contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the years ended December 31, 2021 and 2020.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies on 16 individuals, whose average age is 78 years old. These policies have generated cash surrender value and the Company has taken loans against the policies. At December 31, 2021, the insurance policies that have been borrowed against have a gross cash surrender value of $28.3 million, outstanding loans and interest totaling $25.2 million, and a net cash surrender value of $3.1 million. At December 31, 2020, these insurance policies had a gross cash surrender value of $27.1 million, outstanding loans and interest totaling $24.4 million, and a net cash surrender value of $2.7 million.

At December 31, 2021 and 2020, the total death benefit for the remaining policies was approximately $36.0 million and $35.0 million, respectively. Currently, upon the death of all of the plan participants, the Company would expect to receive approximately $10.4 million, and under current tax regulations, record a non-taxable gain of approximately $7.4 million.

During both, the 2020 second and third quarters, a participant in the plan passed away. Upon their deaths, the Company recorded a non-taxable life insurance gain totaling approximately $1.0 million, which it has recorded on its consolidated statements of operations.

Cash and Cash Equivalents, and Cash Overdrafts

For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. As the Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment, the "change in cash overdraft, net" line item as presented on the consolidated statement of cash flows represents the increase or decrease in outstanding checks for a given period. The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250,000. As of December 31, 2021, the Company has multiple accounts that carry balances in excess of this insurable limit. The Company’s cash in its foreign bank accounts is not insured.

Accounts Receivable Factoring

As part of our working capital management, the Company entered into a factoring agreement during the 2020 first quarter to sell certain trade accounts receivables on a non-recourse basis to a third-party financial institution. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreement was approximately $35.8 million in 2021 and $64.0 million in 2020. Factoring fees for the sale of receivables were recorded in direct costs and were $0.1 million for each of the years ended December 31, 2021 and 2020.

Property, Equipment and Capitalized Software Costs

Property and equipment are generally stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of one year to ten years, and begins after an asset has been placed into service. Leasehold improvements are generally depreciated over the shorter of the term of the lease or the useful life of the improvement. The cost of property or equipment sold or otherwise disposed of, along with related accumulated depreciation, is eliminated from the accounts, and the resulting gain or loss, if any, is reflected in current earnings. Maintenance and repairs are charged to expense when incurred, while significant improvements to existing assets are capitalized. Depreciation expense for the Company totaled $2.0 million in 2021, and $1.9 million in both 2020 and 2019.

As of December 31, 2021 and 2020, the Company had capitalized costs relating to software projects developed for internal use. Amortization periods for these projects range from three to five years, and begins when the software, or enhancements thereto, is available for its intended use. Amortization periods are evaluated annually for propriety.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such circumstances exist, the recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less costs to sell. During the 2020 fourth quarter, the Company recorded an adjustment of $0.8 million to reduce capital software for an asset that was being developed in the United Kingdom. The Company does not have any long-lived assets that are impaired as of December 31, 2021.

During the 2020 second quarter, the Company sold its corporate headquarters located in Buffalo, NY. As the sale price of the building was $2.5 million, and the book value of the building was approximately $1.6 million, the Company recorded a profit on the sale after related fees of approximately $0.8 million in the 2020 second quarter.

Leases

The Company is obligated under a number of short and long-term operating leases for office space and office equipment, and for automobiles leased in Europe. On January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition approach and elected the transition method to apply the new lease standard as of the January 1, 2019 adoption date.

Segments

The Company provides information technology and related services to its clients. These services include digital IT Solutions and services, and Staffing Services. With digital IT Solutions and Services, the Company generally takes responsibility for the deliverables and some level of project and staff management, and these services may include high-end advisory or business-related consulting. When providing Staffing Services, including managed staffing, staff augmentation, and volume staffing, personnel are provided to clients based upon their requirements for specific skills, who then, in turn, take their direction from clients’ managers.

In prior years, and in 2021 prior to the fourth quarter, the Company reported its results in one segment. This included operating segments for each of North America and Europe. The services the Company provided, regardless of geography or industry, were similar in nature and produced similar results. Additionally, the CEO, who is the Company’s chief operating decision maker, made decisions on investments and allocated resources at the North America or Europe level. Accordingly, given the consistency of the services provided and the results, the Company aggregated those results into one reporting segment.

During the 2021 fourth quarter, the Company further refined its strategy to focus on providing digital services within its IT Solutions business in both North America and in Europe. As part of this process, the Company also determined that there are certain lower margin staffing accounts within its business that are no longer part of the Company’s long-term business plan. The focus includes investing in business development, solutions, delivery, and marketing for IT Solutions, and critically evaluating each significant staffing engagement as it comes up for renewal to determine if the Company would continue to provide those services to its client. These decisions are based on, among other factors, critically evaluating the work performed, the availability of the resources, the client, the long-term opportunities for the services provided at the client, and the revenue and profit associated with the engagement.

As a part of this refinement of the strategy in the 2021 fourth quarter, the Company is now operating and reporting in three segments within its business: North America IT Solutions and Services, Europe IT Solutions and Services, and Non-Strategic Technology Services.

Goodwill

The goodwill recorded on the Company's consolidated balance sheet at December 31, 2021 relates to the acquisition of Soft Company in the 2018 first quarter, Tech-IT in the 2019 first quarter, and StarDust in the 2020 first quarter. In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment exist in interim periods. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. There were no impairments recorded in the Company’s consolidated financial statements during 2021, 2020, or 2019.

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 are as follows:

(amounts in thousands)
Balance at December 31, 2019	$16,681
Acquired goodwill	2,757
Foreign currency translation	1,837
Balance at December 31, 2020	$21,275
Acquired goodwill	—
Foreign currency translation	(1,599)
Balance at December 31, 2021	$19,676

The Company’s goodwill at December 31, 2021 totaled $19.7 million, including $18.3 million in the Europe IT Solutions and Services segment, and $1.4 million in the North America IT Solutions and Services segment. At December 31, 2020 and 2019, the Company’s goodwill balance totaled $21.3 million and $16.7 million, respectively, and was wholly included in the Company’s Europe IT Solutions and Services segment.

Acquired Intangibles Assets

Acquired intangible assets at December 31, 2021 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 years	$1,532	$(1,454)	$(70)	$8
Technology	10 years	591	(110)	10	491
Customer relationships	7-13 years	10,496	(3,121)	(594)	6,781
Total		$12,619	$(4,685)	$(654)	$7,280

Acquired intangible assets at December 31, 2020 consisted of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 years	$1,532	$(1,456)	$50	$126
Technology	10 years	591	(54)	59	596
Customer relationships	7-13 years	10,496	(2,331)	210	8,375
Total		$12,619	$(3,841)	$319	$9,097

Amortization expense for our acquired intangibles was $1.2 million in 2021, and $1.4 million in both 2020 and 2019.

Estimated amortization expense for the next five fiscal years, and thereafter, is as follows (amounts in thousands):

Year	Annual Amortization
2022	$1,033
2023	1,025
2024	1,025
2025	1,025
2026	1,025
Thereafter	2,147
Total	$7,280

Income Taxes

The Company provides for deferred income taxes for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that all or some portion of the deferred tax assets will be realized, or that a valuation allowance is required. Management considers all available evidence, both positive and negative, in assessing realizability of its deferred tax assets. A key component of this assessment is management’s critical evaluation of current and future impacts of business and economic factors on the Company’s ability to generate future taxable income. Factors that may affect the Company’s ability to generate taxable income include, but are not limited to increased competition, a decline in revenue or margins, a loss of market share, the availability of qualified professional staff, and a decrease in demand for the Company’s services. The Company elected to use the incremental cash tax savings approach when considering GILTI in its assessment of the realizability of its U.S. deferred tax assets. The Company generated U.S. book and tax income during 2019, 2020, and 2021 resulting in a cumulative income position for the three years ended December 31, 2021. The Company believes its financial outlook remains positive and the uncertainty around the COVID-19 pandemic has decreased. Because of the positive U.S. financial results and outlook, management has concluded that it is more likely than not that, the Company will be able to fully realize its U.S. deferred tax assets and has reversed the valuation allowance totaling $5.2 million at December 31, 2021. The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance. Additionally, management has determined that a valuation allowance is required against its Netherlands and India deferred taxes. The total valuation allowance recorded against these deferred tax assets is $2.1 million, a net decrease of $5.5 million during the year, of which $5.1 million was recorded as income tax benefit in the consolidated statement of operations. The Company recognizes, as applicable, accrued interest and penalties related to unrecognized tax benefits (if any) in tax expense.

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

Equity-Based Compensation

The Company records the fair value of equity-based compensation expense for all equity-based compensation awards granted and recognizes the cost in the Company’s income statement over the periods in which an employee or director is required to provide the services for the award. Compensation cost is not recognized for employees or directors that do not render the requisite services. The Company recognized the expense for equity-based compensation in its 2021, 2020, and 2019 consolidated statements of operations on a straight-line basis based upon awards that are ultimately expected to vest. See Note 10, “Equity-Based Compensation.”

Net Income Per Share

Basic and diluted earnings per share (EPS) for the years ended December 31, 2021, 2020, and 2019 are as follows:

For the year ended	Net Income	Weighted Average Shares	Earnings per Share
(amounts in thousands, except per-share data)
December 31, 2021
Basic EPS	$13,730	13,926	$0.99
Dilutive effect of outstanding equity instruments	—	1,045	(0.07)
Diluted EPS	$13,730	14,971	$0.92
December 31, 2020
Basic EPS	$7,639	13,621	$0.56
Dilutive effect of outstanding equity instruments	—	806	(0.03)
Diluted EPS	$7,639	14,427	$0.53
December 31, 2019
Basic EPS	$4,125	13,450	$0.31
Dilutive effect of outstanding equity instruments	—	547	(0.02)
Diluted EPS	$4,125	13,997	$0.29

Weighted-average shares represent the average number of issued shares less treasury shares, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 0.6 million at both December 31, 2021 and 2020, and 0.7 million shares of common stock were outstanding at December 31, 2019, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

Accumulated Other Comprehensive Loss

The components that comprised accumulated other comprehensive loss on the consolidated balance sheets at December 31, 2021 and 2020 are as follows:

(amounts in thousands)	2021	2020
Foreign currency translation adjustment	$(7,697)	$(3,645)
Pension loss, net of tax of $819 in 2021 and $455 in 2020	(9,243)	(11,722)
Accumulated other comprehensive loss	$(16,940)	$(15,367)

During 2021, 2020, and 2019, actuarial losses were amortized to expense as follows:

(amounts in thousands)	2021	2020	2019
Amortization of actuarial losses	$489	$298	$185
Income tax	(39)	(1)	—
Net of tax	$450	$297	$185

The amortization of actuarial losses is included in determining net periodic pension cost. See Note 7, "Deferred Compensation Benefits" for additional information.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date, for equity accounts using historical exchange rates, and for revenue and expense activity using the applicable month’s average exchange rates. The Company recorded a nominal amount of expense in 2021, 2020, and 2019 from foreign currency transactions for balances settled during the year or intended to be settled as of each respective year-end.

Guarantees

The Company has a number of guarantees in place in our European operations which support office leases and performance under government projects. These guarantees totaled approximately $3.1 million and $3.2 million at December 31, 2021 and 2020, respectively, and generally have expiration dates ranging from January 2022 through October 2034.

Recently Issued Accounting Standards

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” Among other clarifications and simplifications related to income tax accounting, the new standard simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company adopted this new standard on January 1, 2021 on a prospective basis and the adoption did not have a material impact on the Company’s consolidated financial statements.

Subsequent Event

The Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC and there were no subsequent events which required recognition, adjustment to or disclosure in the consolidated financial statements.

2.	Property, Equipment and Capitalized Software

Property, equipment and capitalized software at December 31, 2021 and 2020 are summarized as follows:

December 31,	Useful Life	2021	2020
(amounts in thousands)	(years)
Equipment	1-10	$6,796	$6,136
Furniture	5-10	1,875	1,490
Capitalized software	3-5	2,377	2,397
Other software	2-5	2,234	2,139
Leasehold improvements	1-15	2,346	2,381
		$15,628	$14,543
Accumulated depreciation and amortization		(10,386)	(9,028)
		$5,242	$5,515

The Company capitalizes software projects developed for commercial use. The Company recorded capitalized software costs during 2021 and 2020 as follows:

	For the year ended December 31,
(amounts in thousands)	2021	2020
Capitalized software, beginning balance	$2,397	$2,147
Additions	—	929
Impairment	—	(855)
Foreign currency translation	(20)	176
Capitalized software	$2,377	$2,397

Capitalized software amortization periods range from three to five years, and are evaluated periodically for propriety. Amortization expense and accumulated amortization for these projects at December 31, 2021 and 2020 are as follows:

	For the year ended December 31,
(amounts in thousands)	2021	2020
Accumulated amortization, beginning balance	$1,280	$866
Amortization expense	468	414
Accumulated amortization	$1,748	$1,280

3.	Acquisitions

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

An earn-out of up to $1.1 million (€1.0 million based on a EUR into USD exchange rate of 1.1145) can be earned, a portion of which will be payable in each period subject to the achievement of consolidated direct profit targets for fiscal 2020 and 2021. Additionally, for each €10,000 of consolidated direct profit achieved above the target, an additional €1,000 can be earned, with no maximum limit. There is no payout if the achievement is below the target threshold. The fair value as of the March 3, 2020 acquisition date was determined to be $0.1 million. During 2021, the Company paid $0.3 million relating to the earn-out based on the achievement by StarDust of consolidated direct profit targets for the fiscal year 2020. As of December 31, 2021, the fair value of the remaining contingent consideration liability was determined to be zero as the consolidated direct profit targets were not met by StarDust for the fiscal year 2021.

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

The Company incurred acquisition-related legal and consulting fees, adjustments to the fair value of the earn-out liability, and amortization of intangible assets of approximately $(0.2) million and $0.6 million in 2021 and 2020, respectively, which were recorded as a component of selling, general, and administrative expenses in the consolidated statements of operations. The purchase price allocation for this acquisition has been finalized.

Tech-IT PSF S.A. (“Tech-IT”)

On February 6, 2019, the Company acquired 100% of the equity of Tech-IT for approximately $9.7 million. The acquisition was funded using cash on hand and borrowings under the Credit and Security Agreement. Tech-IT, located in Bertrange, Luxembourg, is a leading provider of software and hardware services, including consulting, infrastructure and software design and development, infrastructure integration, project management, and training. The acquisition of Tech-IT enabled the Company to strengthen its market position in Luxembourg and broaden its portfolio to offer end-to-end IT solutions.

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

The Company incurred adjustments to the fair value of the earn-out liability and amortization of intangible assets of approximately $0.5 million and $0.4 million in 2021 and 2020, respectively, which were recorded as a component of selling, general, and administrative expenses in the consolidated statements of operations. The purchase price allocation for this acquisition has been finalized.

4.	Debt

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

At December 31, 2021 and December 31, 2020, there were no amounts outstanding under the Credit Agreement or the Company’s previous Credit and Security Agreement, respectively. The Company borrows or repays its debts as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

There were no borrowings during 2021. The maximum amounts outstanding under its previous Credit and Security Agreement in 2020 was $12.0 million, while the average amount outstanding was $6.4 million, and carried a weighted average interest rate of 1.9%. Total commitment fees incurred totaled approximately $0.2 million in 2020 and $0.3 million in 2019, while interest paid in 2020 and 2019 totaled $0.2 million and $0.4 million, respectively.

Under the Credit Agreement, the Company is required to meet one financial covenant in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenant is measured quarterly, and at December 31, 2021 represented a fixed charge coverage ratio, where for the trailing twelve months the consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for, amongst other items, equity-based compensation and severance expenses, must be greater than 1.0 times the consolidated interest expense paid in cash and any scheduled principal payments. The fixed charge coverage ratio is only tested if availability, subject to a maximum of the commitment of $50.0 million, on the measurement date is less than the greater of 12.5% of the total loan availability or $5.0 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves for each country included in the Credit Agreement (the United States, Belgium, and Luxembourg). Receivable balances from our largest client, IBM, have been removed from the Credit Agreement as collateral, as the Company had entered into a factoring arrangement for those receivables. Total availability as of December 31, 2021 was approximately $44.7 million. The Company’s compliance with its financial covenant was not required to be tested at December 31, 2021 as the availability under the Credit Agreement was in excess of 12.5% of the total loan availability. The Company was in compliance with its applicable covenants under the previous Credit and Security Agreement at December 31, 2020 and December 31, 2019.

During 2021, the Company wrote-off approximately $0.1 million in deferred financing fees associated with its previous Credit and Security Agreement. The Company incurred approximately $1.4 million in fees associated with the Credit Agreement which have been deferred and will be amortized over the life of the agreement (60 months).

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

On July 20, 2020, the Department of the Treasury and the Internal Revenue Service issued final regulations addressing the treatment of income earned by certain foreign corporations that is subject to a high rate of foreign tax. The final regulations allow taxpayers to exclude certain high-taxed income of a controlled foreign corporation from their Global Intangible Low Taxed Income (“GILTI”) computation on an elective basis (“the GILTI High Tax Exclusion election” or “the Election”). Taxpayers make the election on an annual basis. Taxpayers may make the election retroactively to tax years beginning after December 31, 2017 if certain requirements are met.

The Company has reflected the impact of the Election as well as the impact of the extended net operating loss carryback periods provided by the CARES Act on its 2020 income tax provision and continues to assess the future implications of these provisions on its consolidated financial statements.

The provision for income taxes for 2021, 2020, and 2019 consists of the following:

	2021	2020	2019
(amounts in thousands)
Domestic and foreign components of income before income taxes are as follows:
Domestic	$4,797	$2,497	$2,306
Foreign	6,940	8,164	3,983
Total income before income taxes	$11,737	$10,661	$6,289
The provision (benefit) for income taxes consists of:
Current tax:
U.S. federal	$(219)	$258	$62
Foreign	2,654	2,679	1,947
U.S. state and local	138	365	107
Total current tax	2,573	3,302	2,116
Deferred tax:
U.S. federal	(3,810)	—	—
Foreign	60	(280)	48
U.S. state and local	(816)	—	—
Total deferred tax	(4,566)	(280)	48
Total tax	$(1,993)	$3,022	$2,164
The effective and statutory income tax rate can be reconciled as follows:
Tax at statutory rate	$2,465	$2,239	$1,321
State tax, net of federal benefit	280	53	121
Non-taxable income	(192)	(393)	(250)
Non-deductible expenses	9	569	720
Change in estimate primarily related to foreign taxes	352	(227)	100
Change in valuation allowance related to U.S. federal taxes	(5,229)	1,952	(629)
Change in estimate primarily related to U.S. federal taxes	—	(1,141)	—
Tax credits	(260)	(679)	(164)
GILTI	—	146	376
Foreign rate differential	504	488	531
Other, net	78	15	38
Total tax	$(1,993)	$3,022	$2,164
Effective income tax rate	(17.0)%	28.3%	34.4%

The ETR was lower in 2021 primarily due to the reversal of the valuation allowance against the Company’s US deferred tax assets.

The ETR was lower in 2020 primarily resulting from the GILTI High Tax Exclusion election and extended NOL carryback periods.

The ETR was higher in 2019 primarily due to non-deductible acquisition costs related to the Tech-IT and Soft Company acquisitions.

The Company’s deferred tax assets and liabilities at December 31, 2021 and 2020 consist of the following:

December 31,	2021	2020
(amounts in thousands)
Assets
Deferred compensation	$4,498	$5,475
Loss and credit carryforwards	1,454	522
Accruals deductible for tax purposes when paid	908	1,551
State taxes	639	836
Depreciation	42	52
Unrealized gain	74	12
Leases	5,691	5,686
Other	13	88
Gross deferred tax assets	13,319	14,222
Deferred tax asset valuation allowance	(2,128)	(7,664)
Gross deferred tax assets less valuation allowance	11,191	6,558
Liabilities
Amortization	(1,847)	(2,317)
Depreciation	(477)	(312)
Leases	(5,691)	(5,686)
Deferred compensation	(22)	(24)
Gross deferred tax liabilities	(8,037)	(8,339)
Net deferred tax assets (liabilities)	$3,154	$(1,781)
Net deferred tax assets and liabilities are recorded as follows:
Net non-current assets	$4,946	$393
Net non-current liabilities	(1,792)	(2,174)
Net deferred tax assets (liabilities)	$3,154	$(1,781)

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that all or some portion of the deferred tax assets will be realized, or that a valuation allowance is required. Management considers all available evidence, both positive and negative, in assessing realizability of its deferred tax assets. A key component of this assessment is management’s critical evaluation of current and future impacts of business and economic factors on the Company’s ability to generate future taxable income. Factors that may affect the Company’s ability to generate taxable income include, but are not limited to increased competition, a decline in revenue or margins, a loss of market share, the availability of qualified professional staff, and a decrease in demand for the Company’s services. The Company elected to use the incremental cash tax savings approach when considering GILTI in its assessment of the realizability of its U.S. deferred tax assets. The Company generated U.S. book and tax income during 2019, 2020, and 2021 resulting in a cumulative income position for the three years ended December 31, 2021. The Company believes its financial outlook remains positive and the uncertainty around the COVID-19 pandemic has decreased. Given the positive U.S. financial results and outlook, management has concluded that it is more likely than not that the Company will be able to fully realize its U.S. deferred tax assets and has reversed the valuation allowance totaling $5.2 million at December 31, 2021. The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance. Additionally, management has determined that a valuation allowance is required against its Netherlands and India deferred taxes. The total valuation allowance recorded against these deferred tax assets is $2.1 million, a net decrease of $5.5 million during the year, of which $5.1 million was recorded as income tax benefit in the consolidated statement of operations.

The Company has a U.S. federal and various state net operating loss carryforwards of $4.0 million and $1.7 million, respectively.  The federal carryforward has no expiration date, and the state carryforwards begin to expire in 2022. The Company has net operating loss carryforwards in the Netherlands, United Kingdom, and India of $0.2 million, $1.3 million, and $0.8 million, respectively. The carryforwards in the Netherlands expire between 2022 and 2027, the carryforwards in the United Kingdom have no expiration date, and the carryforwards in India begin to expire in 2028.

At December 31, 2021, the Company believes it has adequately provided for its tax-related liabilities, and that no reserve for unrecognized tax benefits is necessary. No significant change in the total amount of unrecognized tax benefits is expected within the next twelve months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits (if any) in tax expense, as applicable. At December 31, 2021 and 2020, the Company had no accrual for the payment of interest and penalties.

The Company has not recorded a U.S. deferred tax liability for the excess book basis over the tax basis of its investments in foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations.

Net income tax payments during 2021, 2020, and 2019 totaled $2.7 million, $4.2 million, and $2.5 million, respectively.

6.	Lease Commitments

The Company accounts for its leases under Topic 842, “Leases”. The Company is obligated under a number of long-term operating leases for office space and office equipment, and for automobiles leased in Europe.

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

Operating leases are included in the right-of-use lease assets, short-term lease liabilities, and long-term lease liabilities on the consolidated balance sheet. The Company measures the operating lease liabilities at lease commencement date based on the present value of remaining lease payments using the rate implicit in the lease when readily determinable, or the Company’s secured incremental borrowing rate. The Company has made an accounting policy election not to recognize a lease liability or right-of-use asset for leases with a lease term of twelve months or less and do not include an option to purchase the underlying asset. The Company recognizes lease expense on a straight-line basis over the lease term and variable lease expense in the period incurred. Variable lease cost consists primarily of common-area maintenance, insurance, and taxes, which are paid based on actual costs incurred by the lessor. Operating lease cost for 2021 and 2020 was $7.6 million and $6.4 million, respectively. The Company incurred variable lease cost of $0.4 million and $0.5 million, and short-term lease cost of $0.4 million and $0.6 million in 2021 and 2020, respectively.

Maturities for the Company’s lease liabilities for all operating leases as of December 31, 2021 are as follows:

Year	Total Operating Leases
(amounts in thousands)
2022	$6,514
2023	4,978
2024	3,337
2025	2,257
2026	1,697
2027 & thereafter	4,563
Total undiscounted operating lease payments	23,346
Less: Interest	(1,290)
Total present value of operating lease liabilities	$22,056

The weighted average remaining lease term and discount rate for all operating leases as of December 31, 2021 are as follows:

December 31, 2021
Weighted average remaining lease term (years)	5.98
Weighted average remaining discount rate	2.08%

Supplemental cash flow information related to the Company’s operating leases for 2021 is as follows:

(amounts in thousands)	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflow from operating leases	7,611
Right-of-use assets obtained in exchange for new operating lease liabilities	6,522

7.	Deferred Compensation Benefits

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

As a result of the acquisition of Soft Company on February 15, 2018, the Company maintains an unfunded pension plan related to the current Soft Company employees (FDBP). The Company did not make contributions to this plan in 2020 or 2021 and does not anticipate making contributions to the plan in 2022. No benefit payments were made in 2020 or 2021 and none are expected to be paid in 2022.

On March 3, 2020, the Company acquired StarDust and now maintains an unfunded pension plan related to the current StarDust employees (SDBP). The Company did not make contributions to this plan in 2020 or 2021 and does not anticipate making contributing to this plan in 2022. No benefit payments were made in 2020 or 2021 and none are expected to be paid in 2022.

Net periodic pension cost for the years ended December 31, 2021, 2020, and 2019 for all of the plans is as follows:

Net Periodic Pension Cost	2021	2020	2019
(amounts in thousands)
Service cost	$499	$428	$330
Interest cost	197	355	583
Expected return on assets	(702)	(657)	(612)
Amortization of actuarial loss	495	304	190
Net periodic pension cost	$489	$430	$491

The change in benefit obligation and reconciliation of fair value of plan assets for the years ended December 31, 2021 and 2020 for the ESBP, NDBP, BDBP, FDBP, and SDBP plans are as follows:

Changes in Benefit Obligation	2021	2020
(amounts in thousands)
Benefit obligation at beginning of period	$34,729	$30,629
Service cost	499	428
Interest cost	197	355
Benefits paid	(1,036)	(996)
Acquisition	—	22
Actuarial loss	(1,341)	1,733
Effect of exchange rate changes	(2,091)	2,558
Benefit obligation at end of period	30,957	34,729
Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of period	20,656	18,079
Actual return on plan assets	636	603
Employer contributions	1,199	1,188
Benefits paid	(922)	(968)
Effect of exchange rate changes	(1,591)	1,754
Fair value of plan assets at end of period	19,978	20,656
Accrued benefit cost	$10,979	$14,073

Accrued benefit cost for the ESBP, NDBP, BDBP, FDBP, and SDBP is included in the consolidated balance sheet as follows:

(amounts in thousands except percentages)	ESBP	NDBP	BDBP	FDBP	SDBP
As of December 31, 2021:
Non-current assets	$—	$—	$100	$—	$—
Current liabilities	$509	$—	$—	$36	$—
Non-current liabilities	$3,844	$6,280	$—	$367	$41
Discount rates:
Benefit obligation	2.10%	1.00%	1.05%	1.00%	0.35%
Net periodic pension cost	1.56%	0.40%	1.05%	0.35%	0.45%
Salary increase rate	—%	—%	3.75%	1.90%	1.75%
Expected return on plan assets	—%	4.00%	3.10%	—%	—%
As of December 31, 2020:
Non-current assets	$—	$—	$97	$—	$—
Current liabilities	$512	$—	$—	$—	$—
Non-current liabilities	$4,261	$8,783	$—	$580	$34
Discount rates:
Benefit obligation	1.56%	0.40%	0.50%	0.35%	0.35%
Net periodic pension cost	2.60%	0.90%	0.50%	0.80%	0.45%
Salary increase rate	—%	—%	3.55%	1.75%	1.75%
Expected return on plan assets	—%	4.00%	3.20%	—%	—%

For the ESBP, the accumulated benefit obligation at December 31, 2021 and 2020 was $4.4 million and $4.8 million, respectively. The amounts included in other comprehensive income relating to the pension loss adjustment in 2021 and 2020, net of tax, was approximately $(0.2) million in both years. The discount rate used in 2021 was 2.10%, which is reflective of a series of bonds that are included in the Moody’s AA long-term corporate bond yield whose cash flow approximates the payments to participants under the ESBP for the remainder of the plan. This rate was an increase of 54 basis points from the rate used in the prior year and resulted in a decrease in the plan’s liabilities of $0.4 million. Benefits paid to participants are funded by the Company as needed, and are expected to total approximately $0.5 million in 2022. The plan is deemed unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts considered sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan other than for current year benefit payments as required in 2022 or future years.

For the NDBP, the accumulated benefit obligation at December 31, 2021 and 2020 was $13.9 million and $16.9 million, respectively. The discount rate used in 2021 was 1.00%, which is reflective of a series of corporate bonds whose cash flow approximates the payments to participants under the NDBP for the remainder of the plan. This rate was an increase of 60 basis points from the rate used in the prior year. The increase in the discount rate and foreign currency fluctuations resulted in a decrease in the plan’s liabilities of $3.0 million in 2021.

The assets for the NDBP are held by Aegon, a financial services firm located in the Netherlands. The Company maintains a contract with Aegon to insure future benefit payments of the NDBP; however, due to certain terms of the agreement and potential obligations to the Company, the NDBP has not been settled.  The benefit payments to be made in 2022 are expected to be paid by Aegon from plan assets. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the contractual value of the NDBP in any given year. The fair value of the assets is determined using a Level 3 methodology (see Note 1 “Summary of Significant Accounting Policies—Fair Value”). In 2021 and 2020, the plan investments had a targeted minimum return of 4.0%, which is consistent with historical returns and the 4.0% return guaranteed to the participants of the plan. Aegon intends to maintain the current investment strategy of investing plan assets solely in government bonds in 2022.

For the BDBP, the accumulated benefit obligation at December 31, 2021 and 2020 was $12.3 million and $12.4 million, respectively. The discount rate used in 2021 was 1.05%, which is reflective of a series of corporate bonds whose cash flow approximates the payments to participants under the BDBP for the remainder of the plan. This rate was an increase of 55 basis points from the rate used in the prior year. The increase in the discount rate and foreign currency fluctuations resulted in a decrease in the plan’s liabilities of $0.1 million in 2021.

The assets for the BDBP are held by Allianz for the CTG Belgium plan and by Vivium for the CTG Health Solutions (Belgium) plan, both financial services firms are located in Belgium. The Company maintains a contract with Allianz to insure future benefit payments of the BDBP. Contributions made by the Company to Allianz and Vivium are based on employees’ current salaries. The benefit payments to be made in 2022 are expected to be paid by Allianz and Vivium from plan assets. The assets for the plan are included in the overall portfolio of assets held by Allianz and Vivium. The fair market value of the plan’s assets equals the contractual value of the BDBP in any given year (which is the mathematical reserve held by Allianz and Vivium). The fair value of the assets is determined using a Level 3 methodology (see Note 1 “Summary of Significant Accounting Policies—Fair Value”). Allianz and Vivium do not guarantee a minimum return on the plan investments, whereas Belgian law sets a minimum return to be guaranteed to the participants of the plan.

For the FDBP, the accumulated benefit obligation at December 31, 2021 and 2020 was $0.4 million and $0.6 million, respectively. The amounts included in other comprehensive loss relating to the pension loss adjustment in 2021 and 2020 were $(0.2) million and $0.2 million, respectively. The discount rate used in 2021 was 1.00%, which is reflective of a series of corporate bonds whose cash flows approximates the payments to participants under the FDBP for the remainder of the plan. This rate was an increase of 65 basis points from the rate used in the prior year. The plan is deemed unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities.

For the SDBP, the accumulated benefit obligation at both December 31, 2021 and 2020 was less than $0.1 million. The amounts included in other comprehensive loss relating to the pension loss adjustment in both 2021 and 2020 were less than $0.1 million. The discount rate used in 2021 was 0.35%, which is reflective of a series of corporate bonds whose cash flows approximates the payments to participants under the SDBP for the remainder of the plan. The plan is deemed unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities.

Anticipated benefit payments for the ESBP, NDBP, BDBP, FDBP, and SDBP expected to be paid in future years are as follows:

(amounts in thousands)
2022	$929
2023	850
2024	942
2025	1,487
2026	998
2027 - 2031	5,021
Total	$10,227

For the ESBP, NDBP, BDBP, FDBP, and SDBP, the amounts included in accumulated other comprehensive loss, net of tax, that have not yet been recognized as components of net periodic benefit cost as of December 31, 2021 are $1.1 million, $6.7 million, $1.5 million, $(0.1) million, and less than $0.1 million, respectively, for unrecognized actuarial losses (gains). The amounts included in accumulated other comprehensive loss, net of tax, that had not yet been recognized as components of net periodic benefit cost as of December 31, 2020 were $1.1 million, $9.3 million, $1.3 million, $0.1 million and less than $0.1 million, respectively, also for unrecognized actuarial losses.

The amounts recognized in other comprehensive loss, net of tax, for 2021, 2020, and 2019 related to year-over-year changes in the discount rate, totaled $(2.5) million, $2.3 million, and $2.8 million, respectively. Net periodic pension cost and the amounts recognized in other comprehensive loss, net of tax, for the ESBP, NDBP, BDBP, FDBP and SDBP for 2021, 2020, and 2019 totaled $(2.0) million, $2.7 million, and $3.3 million, respectively.

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2022 for the ESBP, NDBP, BDBP, FDBP, and SDBP for unrecognized actuarial gains and losses total $0.5 million.

The Company also maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. There were no contributions to the plan in 2021, 2020, or 2019, and the Company does not anticipate making contributions in 2022. The investments in the plan are included in the total assets of the Company. Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In return for the funds received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. An executive purchased 20,958 stock units from the Company using their available investment balance during 2021. There were no stock unit purchases during 2020 or 2019.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. No cash contributions were made to the plan for the directors during 2021, 2020, or 2019. During 2021, the Directors were granted shares out of the Company’s 2020 Equity Award Plan which were deposited into this plan. For 2020 and 2019, the directors were granted shares out of the Company’s 2010 Equity Award Plan. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. During 2021, two directors retired from the Company’s Board of Directors, which resulted in 416,265 shares being released from this plan.

8.	Employee Benefits

401(k) Profit-Sharing Retirement Plan

The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. There were discretionary Company contributions of $0.5 million in 2021 but no contributions for 2020 and 2019.

Other Retirement Plans

The Company maintains various other defined contribution retirement plans covering European employees. Company contributions charged to operations were $0.4 million in 2021, $0.3 million in 2020, and $0.4 million in 2019.

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

Employee Stock Purchase Plan

Under the Company’s First Employee Stock Purchase Plan (ESPP), employees may apply up to 10% of their compensation to purchase the Company’s common stock. Shares are purchased at the closing market price on the business day preceding the date of purchase. As of December 31, 2021, approximately 156,000 shares remain unissued under the ESPP. During 2021, 2020, and 2019, approximately 19,000, 29,000, and 32,000 shares, respectively, were purchased under the ESPP at an average price of $8.74, $4.90, and $4.57 per share, respectively.

Preferred Stock

At December 31, 2021 and 2020, the Company had 2.5 million shares of par value $0.01 preferred stock authorized for issuance, but none outstanding.

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

Equity-based compensation expense, the corresponding tax benefit and net equity-based compensation expense for 2021, 2020, and 2019 are as follows:

	2021	2020	2019
(amounts in thousands)
Equity-based compensation expense	$2,640	$2,483	$1,748
Tax benefit	(654)	—	—
Net equity-based compensation expense	$1,986	$2,483	$1,748

On September 17, 2020, the shareholders approved the Company’s 2020 Equity Award Plan (2020 Plan). Under the provisions of the 2020 Plan, stock options, restricted stock, stock appreciation rights, and other awards may be granted or awarded to key employees and independent directors of the Company, as well as non-employees. The Compensation Committee of the Board of Directors determines the nature, amount, pricing and vesting of the grants or awards. All options and awards remain in effect until the earliest of the expiration, exercise, or surrender date. Options generally become exercisable in three or four equal installments, typically beginning one year from the date of grant, and expire no more than 15 years from the date of grant. A total of 1,950,000 shares may be granted or awarded under the

2020 plan, of which 1,581,616 were available for grant as of December 31, 2021.

On May 12, 2010, the shareholders approved the Company’s 2010 Equity Award Plan (2010 Plan). Under the provisions of the 2010 Plan, stock options, restricted stock, stock appreciation rights, and other awards may be granted or awarded to key employees and independent directors of the Company, as well as non-employees. The Compensation Committee of the Board of Directors determines the nature, amount, pricing and vesting of the grants or awards. All options and awards remain in effect until the earliest of the expiration, exercise, or surrender date. Options generally become exercisable in three or four equal installments, typically beginning one year from the date of grant, and expire no more than 15 years from the date of grant. There are no shares or options available for grant under this plan as of December 31, 2021.

On April 26, 2000, the shareholders approved the Company’s 2000 Equity Award Plan (Equity Plan). Under the provisions of the Equity Plan, stock options, restricted stock, stock appreciation rights, and other awards could previously be granted or awarded to key employees and independent directors of the Company. The Compensation Committee of the Board of Directors determined the nature, amount, pricing, and vesting of the grants or awards. All options and awards remain in effect until the earlier of the expiration, exercise, or surrender date. Options generally become exercisable in three or four equal annual installments, typically beginning one year from the date of grant, and expire no more than 15 years from the date of grant. In certain limited instances, options granted at fair market value were expected to vest nine and one-half years from the date of grant. There are no shares or options available for grant under this plan as of December 31, 2021.

Under the Company’s 1991 Restricted Stock Plan, a total of 800,000 shares of restricted stock may be granted to certain key employees, 20,116 of which are available for grant as of December 31, 2021.

The Company granted 105,906 stock options during 2021 from the 2020 Equity Award Plan. The options vest ratably over three years, and are being expensed over that period. There were no other stock options granted during 2021. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. The per-option weighted-average fair value on the date of grant of stock options was $3.46.

The Company granted 173,010 stock options during 2020 and 26,500 stock options during 2019 from the 2010 Equity Award Plan. The options vest ratably over three years, and are being expensed over that period. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. The per-option weighted-average fair value on the date of grant of stock options granted in 2020 and 2019 was $1.77 and $1.26, respectively.

The fair value of the options at the date of grant was estimated using the following weighted-average assumptions for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Expected life (years)	5.1	3.7	3.7
Dividend yield	—%	—%	—%
Risk-free interest rate	0.8%	2.2%	2.2%
Expected volatility	41.9%	36.1%	36.1%

The Company used historical volatility calculated using daily closing prices for its common stock over periods that equal the expected term of the options granted to estimate the expected volatility for the grants made in 2021, 2020, and 2019. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options expected vesting schedule and historical exercise patterns. The Company did not pay a dividend in 2021, 2020, or 2019, and does not anticipate paying a dividend in the future.

During 2021, 2020, and 2019, the Company issued restricted stock to certain key employees. The stock vests over a period of three or four years, with 33% or 25% of the stock issued vesting one year from the date of grant, and another 33% or 25% vesting each year thereafter until the stock is fully vested. The Company is recognizing compensation expense for these shares ratably over the expected term of the restricted stock, which is three or four years. In the event the Company issued stock to its independent directors, the stock vests at retirement. As the independent directors are eligible for retirement from the Company’s Board of Directors at any point in time, the Company will recognize the expense associated with these shares on the date of grant. The shares of restricted stock issued are considered outstanding, can be voted, and are eligible to receive dividends, if any are paid. However, the restricted shares do not include a non-forfeitable right for the holder to receive dividends and none will be paid in the event the awards do not vest. Accordingly, only vested shares of outstanding restricted stock are included in the calculation of basic earnings per share.

During 2021, the Company granted 79,917 shares with a performance condition to senior management from the 2020 Equity Award Plan. The closing price of the Company’s stock on that day was $9.17 per share. Under these grant agreements, the Company’s cumulative three-year non-GAAP earnings per share for the years 2021, 2022, and 2023 must equal or exceed $2.01 for 100% of the grants to vest. If the combined cumulative three-year non-GAAP earnings per share is 80% or more but less than 100% of the earnings per share target, a pro-rata portion of the grants shall vest. If at least 80% of the three-year non-GAAP earnings per share target is not met, the grants will expire. The performance share units have a grant date fair value of approximately $0.7 million and the Company is expensing these grants over the derived service period. Of the 79,917 performance shares granted during 2021, no shares were cancelled during 2021, and 79,917 shares were outstanding as of December 31, 2021.

During 2020, the Company granted 115,410 shares with a performance condition to senior management from the 2010 Equity Award Plan. The closing price of the Company’s stock on that day was $5.88 per share. Under these grant agreements, the Company’s cumulative three-year non-GAAP earnings per share for the years 2020, 2021, and 2022 must equal or exceed $1.77 for 100% of the grants to vest. If the combined cumulative three-year non-GAAP earnings per share is 80% or more but less than 100% of the earnings per share target, a pro-rata portion of the grants shall vest. If at least 80% of the three-year non-GAAP earnings per share target is not met, the grants will expire. The performance share units have a grant date fair value of approximately $0.7 million and the Company is expensing these grants over the derived service period. Of the 115,410 performance shares granted during 2020, no shares were cancelled during 2021, and 115,410 shares were outstanding as of December 31, 2021.

During 2019, the Company granted 217,542 shares with a performance condition to senior management from the 2010 Equity Award Plan. The closing price of the Company’s stock on that day was $4.93 per share. Under these grant agreements, the Company’s cumulative three-year non-GAAP earnings per share for the years 2019, 2020, and 2021 must equal or exceed $1.42 for 100% of the grants to vest. If the combined cumulative three-year non-GAAP earnings per share is 80% or more but less than 100% of the earnings per share target, a pro-rata portion of the grants shall vest. If at least 80% of the three-year non-GAAP earnings per share target is not met, the grants will expire. The performance share units have a grant date fair value of approximately $1.1 million and the Company is expensing these grants over the derived service period. These shares vested at 100% of the grant as the performance target was exceeded. Of the 217,542 performance shares granted during 2019, no shares were canceled during 2021, and 217,542 shares were outstanding as of December 31, 2021.

As of December 31, 2021, total remaining stock-based compensation expense for non-vested equity-based compensation was approximately $3.1 million, which is expected to be recognized on a weighted-average basis over the next 27 months. Historically, the Company has issued shares out of treasury stock to fulfill the share requirements from stock option exercises and restricted stock grants.

A summary of stock option activity under the 2020 Plan, 2010 Plan, and Equity Plan is as follows:

	2020 Plan Options	Weighted- Average Exercise Price	2010 Plan Options	Weighted- Average Exercise Price	Equity Plan Options	Weighted- Average Exercise Price
Outstanding at December 31, 2018	—	$—	800,155	$12.18	447,550	$5.42
Granted	—	$—	26,500	$4.20	—	$—
Exercised	—	$—	(45,096)	$4.95	(80,000)	$3.57
Canceled or forfeited	—	$—	(50,325)	$6.97	(72,125)	$5.57
Expired	—	$—	—	$—	—	$—
Outstanding at December 31, 2019	—	$—	731,234	$12.69	295,425	$5.89
Granted	—	$—	173,010	$5.88	—	$—
Exercised	—	$—	(45,096)	$4.95	—	$—
Canceled or forfeited	—	$—	—	$—	(50,125)	$7.18
Expired	—	$—	—	$—	—	$—
Outstanding at December 31, 2020	—	$—	859,148	$11.73	245,300	$5.62
Granted	105,906	$9.17	—	$—	—	$—
Exercised	—	$—	(45,096)	$4.95	(65,300)	$5.61
Canceled or forfeited	—	$—	(27,500)	$12.16	—	$—
Expired	—	$—	—	$—	—	$—
Outstanding at December 31, 2021	105,906	$9.17	786,552	$12.10	180,000	$5.63
Options Exercisable at December 31, 2021	—	$—	662,381	$13.29	180,000	$5.63

Under the 2010 Plan, there were 45,096 shares exercised in each of 2021, 2020, and 2019. Under the Equity Plan there were 65,300 shares exercised in 2021, no shares exercised in 2020, and 80,000 shares exercised in 2019.  For 2021, 2020, and 2019, the intrinsic value of the options exercised under the Equity Plan was $0.3 million, less than $0.1 million, and $0.1 million, respectively, and under the 2010 Plan was $0.1 million for 2021, $0.0 million for 2020, and less than $0.1 million in 2019.

A summary of restricted stock activity under the 2020 Plan, 2010 Plan, the Equity Plan and the 1991 Restricted Stock Plan is as follows:

	2020 Plan Restricted Stock	Weighted- Average Fair Value	2010 Plan Restricted Stock	Weighted- Average Fair Value	Equity Plan Restricted Stock	Weighted- Average Fair Value	1991 Restricted Stock Plan	Weighted- Average Fair Value
Outstanding at Dec. 31, 2018	—	$—	850,927	$6.65	40,000	$4.97	56,117	$5.87
Granted	—	$—	636,268	$4.42	—	$—	—	$—
Released	—	$—	(112,160)	$5.59	—	$—	(20,868)	$6.40
Canceled or forfeited	—	$—	(228,151)	$6.80	—	$—	(10,874)	$5.15
Outstanding at Dec. 31, 2019	—	$—	1,146,884	$5.49	40,000	$4.97	24,375	$5.75
Granted	—	$—	599,928	$5.02	—	$—	—	$—
Released	—	$—	(131,949)	$5.02	—	$—	(11,470)	$5.75
Canceled or forfeited	—	$—	(129,878)	$5.41	—	$—	(1,925)	$5.75
Outstanding at Dec. 31, 2020	—	$—	1,484,985	$5.35	40,000	$4.97	10,980	$5.75
Granted	267,036	$9.55	—	$—	—	$—	—	$—
Released	(11,912)	$9.44	(408,232)	$5.13	(40,000)	$4.97	(10,730)	$5.75
Canceled or forfeited	(4,558)	$10.11	(147,008)	$7.68	—	$—	(250)	$5.75
Outstanding at Dec. 31, 2021	250,566	$9.54	929,745	$5.07	—	$—	—	$—

Options Outstanding at December 31, 2021

A summary of stock options outstanding at December 31, 2021 for the 2020 Plan, 2010 Plan, and the Equity Plan is as follows:

Range of Exercise Prices:	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
2020 Plan
$9.17 - $9.17	105,906	$9.17	9.2	$84,725
	105,906	$9.17	9.2	$84,725
2010 Plan
$4.20 - $7.48	328,581	$5.89	6.6	$1,339,073
$13.58 - $13.75	204,875	$13.59	4.8	—
$15.04 - $16.93	105,096	$15.83	1.5	—
$20.68 - $21.41	148,000	$21.17	4.7	—
	786,552	$12.10	5.1	$1,339,073
Equity Plan
$4.52 - $4.78	80,000	$4.65	1.4	$425,600
$5.25 - $7.18	100,000	$6.41	2.6	356,200
	180,000	$5.63	2.0	$781,800

Options Exercisable at December 31, 2021

A summary of stock options that are exercisable at December 31, 2021 for the 2010 Plan, and the Equity Plan is as follows:

Range of Exercise Prices:	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
2010 Plan
$4.20 - $7.48	204,410	$5.98	5.7	$816,374
$13.58 - $13.75	204,875	$13.59	4.8	—
$15.04 - $16.93	105,096	$15.83	1.5	—
$20.68 - $21.41	148,000	$21.17	4.7	—
	662,381	$13.29	4.5	$816,374
Equity Plan
$4.52 - $4.78	80,000	$4.65	1.4	$425,600
$5.25 - $7.18	100,000	$6.41	2.6	356,200
	180,000	$5.63	2.0	$781,800

The aggregate intrinsic values as calculated in the above charts detailing options that are outstanding and those that are exercisable, respectively, are based upon the Company’s closing stock price on December 31, 2021 of $9.97 per share.

11.	Significant Clients

In 2021, International Business Machines Corporation (IBM) was the Company’s largest client. The National Technical Services Agreement with IBM expires on October 27, 2023. In 2021, 2020, and 2019, IBM accounted for $74.8 million or 19.1%, $77.5 million or 21.2%, and $84.9 million or 21.5% of the Company’s consolidated revenue, respectively. The Company’s accounts receivable from IBM at December 31, 2021 and 2020 amounted to $8.9 million and $11.3 million, respectively.

No other client accounted for more than 10% of revenue in 2021, 2020, and 2019.

12.	Contingencies

The Company and its subsidiaries are involved from time to time in various legal proceedings and tax audits arising in the ordinary course of business. At December 31, 2021 and 2020, the Company was in discussion with various governmental agencies relative to tax matters, including income, sales and use, and property and franchise taxes. The outcome of these audits and legal proceedings, as applicable, involving the Company and its subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such audits cannot be accurately predicted. However, as none of these matters are individually or in the aggregate significant and as management has not recorded an estimate of its potential liability for these audits at December 31, 2021 and 2020. The Company does not expect the conclusion of these matters to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

13.	Segments and Enterprise-Wide Disclosures

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance.

The Company provides information technology and related services to its clients. These services include digital IT Solutions and services, and Staffing Services. With digital IT Solutions and Services, the Company generally takes responsibility for the deliverables and some level of project and staff management, and these services may include high-end advisory or business-related consulting. When providing Staffing Services, including managed staffing, staff augmentation, and volume staffing, personnel are provided to clients based upon their requirements for specific skills, who then, in turn, take their direction from clients’ managers.

The Company’s strategy throughout its operations is to expand the amount of IT Solutions and Services it provides to its clients as compared with Staffing Services, and to focus on delivering digital solutions. IT Solutions and Services provide significant value to our clients, and drive higher bill rates and margins for the Company. Our existing solutions include business, technology, and operations solutions that aid our clients in digitally transforming their company, and ultimately meet the needs of their clients. The digital services the Company delivers includes the Internet of Things, Intelligent Automation, Data and Analytics, Cloud and Automated Testing.

In prior years, and in 2021 prior to the fourth quarter, the Company reported its results in one segment. This included operating segments for each of North America and Europe. The services the Company provided, regardless of geography or industry, were similar in nature and produced similar results. Additionally, the CEO, who is the Company’s chief operating decision maker, made decisions on investments and allocated resources at the North America or Europe level. Accordingly, given the consistency in the services provided and the results, the Company aggregated those results into one reporting segment.

During the 2021 fourth quarter, the Company further refined its strategy to focus on providing digital services within its IT Solutions business in both North America and in Europe. As part of this process, the Company also determined that there are certain lower margin staffing accounts within its business that are no longer part of the Company’s long-term business plan. The focus includes investing in business development, solutions, delivery, and marketing for IT Solutions, and critically evaluating each significant staffing engagement as it comes up for renewal to determine if the Company would continue to provide those services to its client. These decisions are based on, among other factors, critically evaluating the work performed, the availability of the resources, the client, the long-term opportunities for the services provided at the client, and the revenue and profit associated with the engagement.

Accordingly, the Company will now report its operations in three segments within its business: North America IT Solutions and Services, Europe IT Solutions and Services, and Non-Strategic Technology Services.

The segments are composed of the following:

IT Solutions and Services in North America and Europe

IT Solutions and Services include business, technology, and operations solutions that aid our clients in digitally transforming their company, and ultimately meet the needs of their clients. The digital services the Company delivers includes the Internet of Things, Intelligent Automation, Data and Analytics, Cloud and Automated Testing.

Non-Strategic Technology Services

The Company’s Non-Strategic Technology Services address a range of information and technology resource needs, from filling specific talent gaps to managing high-volume staffing programs. The Company recruits, retains, and manages IT talent for its clients, which are primarily large technology service providers and other companies with multiple locations and a significant need for high-volume professional IT resources. This segment consists of the lowest margin services the Company provides to its clients. This segment consists primarily of staffing services in North America, and a minor amount (less than 5% of revenue in this segment) of such services in Europe.

The Company makes decisions related to resource allocation based upon the contribution income of each of its segments. Contribution profit reflects gross profit less any operating expenses directly related to each respective segment.  Those operating expenses primarily include sales, solutions, delivery, and recruiting expenses. General and administrative expenses are not allocated to the individual segments and primarily include corporate support costs such as finance and accounting, internal IT, human resources, benefits and marketing.

The operating results for the Company’s segments for 2021, 2020, and 2019 were as follows:

2021	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$101,506	$169,341	$121,438	$392,285
Direct costs	68,885	129,030	107,920	305,835
Gross profit	32,621	40,311	13,518	86,450
Operating expenses	13,883	21,345	4,904	40,132
Contribution profit	$18,738	$18,966	$8,614	46,318
General and administrative expenses				33,576
Operating income				$12,742

2020	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$67,948	$154,847	$143,296	$366,091
Direct costs	43,953	117,029	128,151	289,133
Gross profit	23,995	37,818	15,145	76,958
Operating expenses	9,368	20,366	6,992	36,726
Contribution profit	$14,627	$17,452	$8,153	40,232
General and administrative expenses				31,102
Operating income				$9,130

2019	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$74,123	$148,108	$171,939	$394,170
Direct costs	50,457	114,839	153,839	319,135
Gross profit	23,666	33,269	18,100	75,035
Operating expenses	8,998	19,825	10,519	39,342
Contribution profit	$14,668	$13,444	$7,581	35,693
General and administrative expenses				28,781
Operating income				$6,912

Depreciation allocated to Europe IT Solutions and Services totaled $0.3 million in the year ended December 31, 2021 and $0.2 million in each of the years ended December 31, 2020 and 2019. Depreciation allocated to North America IT Solutions and Services totaled $0.8 million, $0.7 million, and $0.6 million in the years ended December 31, 2021, 2020 and 2019, respectively. Depreciation allocated to Non-Strategic Technology Services was less than $0.1 million in each of the years ended December 31, 2021, 2020 and 2019.

The Company has not provided any other expense or asset information for each of its segments as the Company’s CEO, who is the chief operating decision maker, does not use this information in any way to make resource decisions or to manage the segments. The Company does not prepare balance sheet or statement of cash flow information for its segments.

The Company’s goodwill at December 31, 2021, totaled $19.7 million, including $18.3 million in the Europe IT Solutions and Services segment, and $1.4 million in the North America IT Solutions and Services segment. At December 31, 2020, the Company’s goodwill balance totaled $21.3 million and was wholly included in the Company’s Europe IT Solutions and Services segment.

CTG’s reportable information is based on geographical areas. The accounting policies of the individual geographical areas are the same as those described in Note 1, “Summary of Significant Accounting Policies.”

Financial Information About Geographic Areas	2021	2020	2019
(amounts in thousands)
Revenue from External Customers:
United States	$215,637	$203,495	$241,038
Luxembourg (3)	72,699	66,411	64,852
Belgium (1)	68,109	59,851	52,468
Other countries	35,840	36,334	35,812
Total foreign revenue	176,648	162,596	153,132
Total revenue	$392,285	$366,091	$394,170
Long-lived Assets*:
United States	$2,081	$1,710	$3,534
France (2)	5,663	6,841	5,124
Luxembourg (3)	3,125	3,879	3,965
Other countries	1,653	2,182	2,195
Total long-lived assets*	$12,522	$14,612	$14,818
Deferred Tax Assets, Net of Valuation Allowance:
United States	$4,612	$—	$78
Europe	334	393	375
Total deferred tax assets, net	$4,946	$393	$453
*Long-lived Assets exclude goodwill

(1)	Revenue for our Belgium operations has been disclosed separately as it exceeds 10% of consolidated revenue in at least one of the years presented.
(2)	Long-lived assets for our France operations have been disclosed separately as they exceed 10% of consolidated long-lived assets in at least one of the years presented.
(3)	Revenue and long-lived assets for our Luxembourg operations have been disclosed separately as they exceed 10% of the consolidated balances in at least one of the years presented.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(a)	Management’s Report on Internal Control Over Financial Reporting

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management did not identify any control deficiencies it considered to be material weaknesses under the rules specified by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, and therefore concluded that its internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm has issued an attestation report on the Company’s effectiveness of internal control over financial reporting. Their report appears below under (b), “Attestation Report of the Registered Public Accounting Firm.”

(b)	Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Computer Task Group, Incorporated

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Computer Task Group, Incorporated (a New York corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 14, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Cleveland, Ohio

March 14, 2022

(c)	Changes in Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this annual report. There were no changes in the Company’s internal control over financial reporting that occurred during the Company's last fiscal quarter, which ended on December 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding the Company’s Code of Conduct is  set forth herein under “Available Company Information” in Part I, Item 1 of this annual report on Form 10-K. All of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, and our directors are subject to our Code of Conduct.

The Company maintains a separate standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act consisting of all of our non-management, independent directors (with such independence noted in the director biographies below), with James R. Helvey III as the designated audit committee financial expert. Mr. Helvey is independent, as independence for audit committee members is defined under applicable SEC rules and in the listing standards applicable to CTG.

There have been no changes to the procedures previously disclosed by us for shareholders to recommend nominees to our Board of Directors.

Filip J.L. Gydé President & Chief Executive Officer, Computer Task Group, Incorporated Age: 61 Director since 2019

Experience

•Chief Executive Officer, Computer Task Group, Incorporated (2019 – present); Executive Vice President, General Manager and President for CTG’s European operations (2018 – 2019); Senior Vice President and General Manager of CTG’s European operations (2000 – 2014, 2015 – 2018), Interim Executive Vice President of operations, assisting the Interim CEO in overseeing CTG’s worldwide operations (2014 – 2015); Managing Director for Luxembourg (1999 – 2000); Managing Director for Belgium (1996 – 2014), joined 1987

Education

•MBA, University of Antwerp

•MS, Ghent University

Qualifications

With regard to Mr. Gydé, the Nominating and Corporate Governance Committee and the Board believe that it is important that they have immediate access to his direct involvement in the management of the Company as the Chief Executive Officer, as he brings more than 30 years of experience in the IT services industry to his positions.

James R. Helvey, III Managing Partner, Cassia Capital Partners Age: 62 Independent Director since 2015

Experience

•Co-founder and Managing Partner, Cassia Capital Partners, LLC, (2011 – present)

•Partner and the Risk Management Officer, CMT Asset Management Limited, a private investment firm (2005 – 2011)

•Candidate for the United States Congress in the 5th District of North Carolina (2003 – 2004)

•Chair and Chief Executive Officer, Cygnifi Derivatives Services, LLC, an online derivatives services provider (2000 – 2002)

•Managing Director at JP Morgan & Co., including Vice Chair of the Risk Management Committee, Chair of the Liquidity Committee, Global Head of Derivative Counterparty Risk Management, Head of the swap derivative trading business in Asia, and head of short-term interest rate derivatives and foreign exchange forward trading in Europe, (1985 – 2000)

 Education

•MA, Columbia University, School of International and Public Affairs, where he was an International Fellow

•Fulbright Scholar, University of Cologne in Germany

•BA, magna cum laude, Wake Forest University

Other Boards

•Coca-Cola Bottling Co. Consolidated (2016 – present)

•Trustee Wake Forest University (1997 – 2017)

•Pike Corporation, Lead Independent Director (2005 – 2014)

•Verger Capital Management LLC

•Piedmont Federal Savings Bank

•Wake Forest Baptist Medical Center & Health Sciences

Qualifications

With regard to Mr. Helvey, the Nominating and Corporate Governance Committee and the Board particularly noted his extensive financial experience and prior audit committee experience.

David H. Klein President, Klein Solutions Group Age: 73 Independent Director since 2012

Experience

•President of Klein Solutions Group, LLC, which provides advice on policy, strategy, operations and finance to healthcare delivery and payer organizations (2012 – present)

•Special advisor to the CEO, University of Rochester (UR) Medical Center (2012 – present)

•Professor of Public Health Sciences, UR School of Medicine and Dentistry and Executive Professor of Healthcare Management, UR Simon Business School (2012 – present)

•Chief Executive Officer, The Lifetime Healthcare Companies, comprised of Excellus BlueCross BlueShield (BCBS), Univera Healthcare, Lifetime Health Medical Group, Lifetime Care (home care agency), EBS-RMSCO Benefit Solutions (benefits consulting firm and third party administration) and MedAmerica (long-term care insurance company) (2003 – 2012)

•Director of the national Blue Cross Blue Shield Association (BCBSA) and America’s Health Insurance Plans (2003 – 2012)

•Executive with the national BlueCross BlueShield Association and Health Care Service Corporation (1984 – 1986)

Education

•MBA, University of Chicago – 1972

•BS, Rensselaer Polytechnic Institute – 1970

Other Boards

•Privately held companies: Landmark Health (2014-2021), Cogito (2016 – present), NextHealth Technologies (2017 – present), Excel Venture Partners Fund (2017 – present), Transparent Health Marketplace (2019 – present)

•Member, Cressey & Company private equity fund Distinguished Executives Council (2016 – present)

•Advisor, Health Catalyst Capital Management, LLC and Triple Tree Capital Partners venture funds (2019 – present)

•Former non-executive chair (2016 – 2020), New York eHealth Collaborative which operates New York State’s health information exchange (2014 – present)

•Vice Chair of Commonwealth Care Alliance (a health plan that serves high-cost, high-need patients) (2019 – present)

Qualifications

With regard to Mr. Klein, the Nominating and Corporate Governance Committee and the Board particularly noted his extensive experience managing health plan entities and his knowledge of the healthcare industry, an important market for the Company’s services.

Valerie Rahmani Age: 64 Independent Director since 2015

Experience

•Chief Executive Officer of Damballa, Inc. (2009 – 2012)

•IBM: General Manager Internet Security Systems (2008 – 2009), General Manager of Global Technology Services business (2004 – 2008), Head of Sales and Services Strategy unit (2003 – 2005), General Manager of UNIX server business (2001 – 2003), General Manager of Mobile business (2000 – 2001); joined 1984

Education

•DPhil, University of Oxford

•MA, University of Oxford

Other Boards

•Elliott Opportunity II Corp. (2021 – present)

•Entrust Corporation (2019 – present)

•London Stock Exchange Group plc (2017 – present)

•RenaissanceRe Holdings Ltd (2017 – present)

•Teradici Corporation, a private technology company (2010 – 2015)

Qualifications

With regard to Ms. Rahmani, the Nominating and Corporate Governance Committee and the Board particularly noted her experience in technology and cyber-security and her extensive management experience within the IT Services industry.

Raj Rajgopal President, RR Advisory Services Age: 61 Independent Director since 2020

Experience

•President, RR Advisory Services, LLC, an advisory firm that offers due diligence and consulting services to venture capital, private equity, and large enterprises (2019 – present)

•Board observer, Wevo Conversion, a provider of artificial intelligence and machine learning based digital marketing platform (2020 – present)

•Independent Director of Vuzix Corporation (2021 – present), a provider of augmented reality/virtual reality smart glasses to enable enterprise digital transformation

•President, Virtusa Corporation (2013 – 2019); successfully led Virtusa’s transformation from an engineering services firm to a leading digital consulting, digital solutions and IT services organization; Independent consultant to Virtusa Corporation (2003 – 2005), helped set the company’s long-term growth strategy

•Global leadership roles in both the U.S. and the U.K., Capgemini, a global leader in consulting, technology services and digital transformation (1991 – 2003)

•Director of Advanced Technologies, BGS Systems, Inc. (1985 – 1989)

Education

•MBA, Massachusetts Institute of Technology

•MS, Virginia Tech

•BTech, Indian Institute of Technology, Madras

Qualifications

With regard to Mr. Rajgopal, the Nominating and Corporate Governance Committee and the Board particularly noted his extensive experience in IT digital transformation services and global business background.

Kathryn A. Stein Chief Strategy Officer and Global Business Leader of Enterprise Services, Genpact Limited Age: 44 Independent Director since 2021

Experience

•Chief Strategy Officer and Global Business Leader of Enterprise Services, Genpact Limited, a Business and IT services provider (2016 – present)

•Partner, Market Business Leader – Retirement for the East Market, Mercer (2015 – 2016) Partner, Global Chief Operating Officer, Retirement, Health and Benefits (2014 – 2015) Partner, Director of North America Region Strategy and Operation (2012 – 2014); Principal, Global Strategy and Corporate Development (2010 – 2012)

•Project Leader, Boston Consulting Group (2003 – 2005)

•Assistant Director, Strategic Planning, Center for Strategic and International Studies (2003 – 2005)

•Consultant, MarketBridge Consulting (1999 – 2003)

Education

•MBA, Columbia Business School

•BA, University of North Carolina at Chapel Hill

Qualifications

With regard to Ms. Stein, the Nominating and Corporate Governance Committee and the Board particularly noted her extensive experience in IT digital transformation services and mergers and acquisitions.

The Nominating and Corporate Governance Committee and the Board of Directors focus on the experience, qualifications, attributes and skills discussed in each of the director’s biographies set forth above. In each case, the Nominating and Corporate Governance Committee and the Board of Directors considered the achievements throughout the successful careers of each of the individuals.

Executive Officers of the Company

The following individuals are executive officers of the Company:

Name	Age	Office	Period During Which Served as Executive Officer	Other Positions and Offices with Registrant
Filip J. L. Gydé	61

President and Chief Executive Officer

Executive Vice President, President and General Manager of Europe

Senior Vice President and General Manager of Europe

Interim Executive Vice President of Operations

Senior Vice President and General Manager of Europe

			Mar. 1, 2019 to date May 8, 2018 to Feb. 28, 2019 Apr. 6, 2015 to May 7, 2018 Oct. 15, 2014 to Apr. 5, 2015 Oct. 1, 2000 to Oct. 14, 2014	Director

John M. Laubacker	55	Executive Vice President and Chief Financial Officer Senior Vice President Senior Vice President and Interim Chief Financial Officer	Apr. 21, 2017 to date Apr. 6, 2015 to Apr. 20, 2017 Oct. 15, 2014 to Apr. 5, 2015	Treasurer

Peter P. Radetich	67	Senior Vice President, General Counsel and Secretary	Apr. 28, 1999 to date	Secretary

Thomas J. Niehaus	59	Executive Vice President, General Manager of North America	May 5, 2019 to date	None

Rénald Wauthier	52	Senior Vice President Vice President	Apr. 1, 2020 to date Jan. 23, 2019 to Mar. 31, 2020	None

Mr. Gydé was promoted to President and Chief Executive Officer on March 1, 2019. Previously, Mr. Gydé served as an Executive Vice President, President and General Manager for the Company's European operations. Mr. Gydé was Interim Executive Vice President of Operations from October 15, 2014 until April 5, 2015, responsible for operating activities of the overall Company. Previously he was Senior Vice President and General Manager of CTG Europe from October 1, 2000 through October 14, 2014. Prior to that, Mr. Gydé was Managing Director of the Company’s operations in Belgium. Mr. Gydé has been with the Company since May 1987.

Mr. Laubacker currently serves as an Executive Vice President, Chief Financial Officer (CFO) and Treasurer. Mr. Laubacker was promoted to CFO on April 21, 2017. Previously, Mr. Laubacker was promoted to Vice President in February 2017 and has served as Treasurer since 2006. Prior to that, Mr. Laubacker was the Director of Audit and Treasury Services and the Manager of External Reporting. Mr. Laubacker joined the Company in January 1996.

Mr. Radetich currently serves as Senior Vice President, General Counsel and Secretary. Mr. Radetich was promoted to General Counsel and Secretary in April 1999, and joined the Company in June 1988 as Associate General Counsel.

Mr. Niehaus currently serves as an Executive Vice President, and General Manager of the Company’s North American operations. Mr. Niehaus rejoined the Company in May 2019. Prior to joining CTG, Mr. Niehaus served as the managing member of TJN Advisory, a private advisory services consulting firm.  Previously, Mr. Niehaus was the President and Chief Operating Officer of Encore Health Resources from 2011 to 2017, and then Chief Executive Officer of Encore in 2017.  Mr. Niehaus worked for CTG from 1999 to 2011, including serving as a Senior Vice President.

Mr. Wauthier was promoted to Senior Vice President of our European operations on April 1, 2020. Previously, Mr. Wauthier was a Vice President from January 23, 2019 through March 2020, and prior to that was Managing Director of our Luxembourg operation from August 30, 1996 to January 22, 2019.  Mr. Wauthier joined the Company in 1995.

Delinquent Section 16(a) Reports

 Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports are established by the rules of the Securities and

Exchange Commission, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of the copies of such reports and written representations delivered to the Company by such persons, we believe that there were no failures to comply with Section 16(a) reporting requirements by such persons during the Company’s fiscal year ended December 31, 2021.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Committee Composition and Primary Purposes

The Compensation Committee of the Board of Directors (“Compensation Committee”) consists of Valerie Rahmani, Chair, James R. Helvey III, David H. Klein, Raj Rajgopal, and Katie Stein. During 2021, the Compensation Committee held a total of five meetings.  The Board of Directors has determined that the members of the Compensation Committee are independent.

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

The primary purposes of the Compensation Committee are to:

(1)	review and approve corporate goals and objectives relevant to the Company’s compensation philosophy,
(2)	evaluate the CEO’s performance and determine the CEO’s compensation in light of those goals and objectives,
(3)	review and approve executive officer compensation, incentive compensation plans and equity-based plans, and
(4)

produce an annual report on executive compensation, and approve the Compensation Discussion and Analysis for inclusion in the Company’s annual proxy statement and this annual report on Form 10-K for the year ended December 31, 2021.

Effect of Say-on-Pay Vote

We carefully consider the results of our advisory shareholder Say-on-Pay votes and take into account feedback we receive from our shareholders. At the September 2021 annual meeting, shareholders were asked to approve, on an advisory basis, the Company's fiscal 2020 executive compensation programs.  Of those who voted, over 85.6% voted in favor of our proposal.  In light of these results, and in consideration of shareholder input obtained from outreach efforts taken in connection with the 2021 meeting, the Compensation Committee carefully reviewed the Company's executive compensation practices.  The Committee concluded that the Company's existing executive compensation programs continue to be the most appropriate for the Company and effective in rewarding executives commensurate with business results.  The Committee believes that the best way to align the CEO's compensation with shareholder interests is to place the majority of his compensation at-risk in the form of long-term performance based equity awards and annual incentive opportunity. We will continue to keep an open dialogue with our shareholders to help ensure that we have a regular pulse on investor perspectives.

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

•

Tie Total Compensation to Performance in a Meaningful Manner.  To promote the Company’s overall annual and long-term financial and operating objectives, a significant portion of total compensation should be based upon the accomplishment of specific Company objectives within an executive officer’s purview. This is accomplished by means of various performance-based incentive compensation described further below.

•

Encourage Executives to Think Like Shareholders. To promote the best interests of shareholders, executive officers should be encouraged to maintain a significant equity interest in the Company. This is accomplished by means of various equity award plans and stock ownership requirements described further below.

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

In an effort to accomplish the Company’s objective of offering competitive total compensation packages, the Compensation Committee routinely surveys total compensation packages for all executive officers.  In 2021, as has been the practice for several years, the Compensation Committee retained the services of Pay Governance LLC (“Pay Governance”), as its independent compensation consulting firm, to undertake an annual compensation review for each of the Company’s executive officers. The Company paid $18,311 to Pay Governance for these services in 2021. Pay Governance reports to and acts solely at the direction of the Compensation Committee. Pay Governance does not provide any other services to the Company or any of the Company’s executive officers individually, aside from those services provided to the Compensation Committee. Pay Governance has provided the Compensation Committee with appropriate assurances and confirmation of its independent status.  Furthermore, the Compensation Committee has considered the factors set forth in 17 C.F.R. §240.10C-1(b) (4) (i)-(vi) and believes that Pay Governance has been independent throughout its services to the Committee.  Prior to conducting the study, Pay Governance was provided with job descriptions for each of the executive officers and was specifically instructed to provide the Compensation Committee with a Competitive Market Analysis, a written report for each executive officer reflecting the competitive range of total compensation for comparable positions.

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

For 2021, the Pay Governance report observed that total compensation for all named executive officers, except Mr. Gydé, was within the competitive range. The total compensation for Mr. Gydé was within the competitive range prior to his promotion to CEO in March 2019.

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

Upon completion of the report, the Compensation Committee met independently with a representative of Pay Governance to review the document.  The Compensation Committee used a separate Pay Governance study, in conjunction with the Company’s overall long-term financial and operating objectives for 2021, to set total compensation for Mr. Gydé, the Company’s CEO. Mr. Gydé did not have a direct role in establishing the terms of his compensation, the details of which for 2021 are discussed below.

The CEO used the Pay Governance Competitive Market Analysis, in conjunction with the Company’s overall long-term financial and operating objectives for 2021, to make compensation recommendations to the Board for each executive officer.  It has been the practice of the Board to approve total compensation packages that contain a significant portion of tailored, performance-based incentives within the executive officer’s purview.  The executive officers have no direct role in establishing the terms of their compensation. The details of each named executive officer’s total compensation for 2021 are discussed below.

Components of Executive Compensation

The compensation paid to the Company’s executive officers, as reflected in the tables set forth in this annual report on Form 10-K for the year ended December 31, 2021, can be broken down into the following three general categories: (i) Baseline Compensation, (ii) Performance-Based Incentives, and (iii) Equity-Based Incentives.

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

Annual Base Salary —In an effort to stay competitive, annual salaries for executive officers are reviewed by the Compensation Committee on a yearly basis. With respect to determining the base salary of executive officers, the Committee takes into consideration the compensation report prepared by Pay Governance, the executive’s individual performance as well as internal equity considerations.  Of these factors, the Pay Governance report is generally given the most weight.  In addition, if circumstances warrant, such as a change in role or responsibility, the Compensation Committee may grant discretionary bonuses from time to time to executive officers.  The Compensation Committee granted a discretionary bonus to Mr. Niehaus totaling $25,000 in 2021.

Standard Employee Benefits —Executive officers are entitled to participate in the same benefit programs afforded generally to all other employees of the Company. Such benefits generally include a 401(k) program, Medical/Dental/Vision Health Plans, Employee Stock Purchase Plan, Short-Term and Long-Term Disability Plans, and a Flexible Spending Account Plan.

Executive-Level Benefits —In addition to the benefits afforded to employees generally, executive officers are also eligible to participate in or receive the benefit of the following Company sponsored Executive-Level Benefits: Long-Term Executive Disability Plan, Executive Life Insurance Plan, Accidental Death & Dismemberment and Travel Accident Plan, Income Tax Preparation and Advice program, and the Company’s change in control agreements. Mr. Gydé does not have a change in control agreement as Belgian law designates the calculation of separation benefits.  A summary of these Executive-Level Benefits is provided below:

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

•

Income Tax Preparation and Advice Program. The Company will generally reimburse executives annually for out-of-pocket fees expended, up to $2,000 (6,000 Euro for Mr. Gydé) on tax preparation, financial planning or advice.

•

Change in Control Agreements. All executive officers’ change in control agreements contain double trigger mechanisms.  Pursuant to the terms of these agreements, executives are generally entitled to the following benefits in the event of a change in control (as defined in the agreements): (a) immediate vesting of all stock-related awards granted under the 2020 Equity Award Plan, 2010 Equity Award Plan, the 2000 Equity Award Plan, or the 1991 Restricted Stock Plan; (b) immediate vesting and cash payout of any deferred compensation accruing pursuant to the Company’s Nonqualified Key Employee Deferred Compensation Plan; and (c) to the

extent that the executive’s stock option rights are impeded or adversely affected by the resulting change in control (i.e., no comparable conversion options offered), an executive is entitled to an immediate lump sum payout of the built-in gain on all unexercised stock options, calculated as of the date of the change in control.  Further, additional severance benefits apply in the event the executive’s employment is terminated for Good Reason by the executive or without Cause by the Company within six (6) months before or twenty-four (24) months after the date of change in control. These additional severance benefits include: a lump sum payment of two times the executive’s annual rate of salary, a lump sum payment of two times the executive’s average annual Incentive (calculated from the preceding three years), a lump sum payout (in lieu of continued healthcare coverage) equal to 25% of current salary and highest annual Incentive (from the preceding three years), indemnification coverage for a period of sixty (60) months, a cash-out of equity-based compensation; and payout of any and all deferred compensation accruing up to the date of termination. For more information on Potential change in control related payments, see “Potential Payments upon Termination or Change in Control.”

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

Annual Cash Incentive Compensation —Each executive officer’s total annual compensation includes a potential Incentive award.  Incentive payments are contingent upon the accomplishment of certain performance-based objectives selected by the Compensation Committee annually.  In selecting objectives, the Compensation Committee seeks to individually tailor performance criteria for each executive officer. The amounts of the Incentive, and the formula for calculating actual payments, are regularly reviewed and surveyed in conjunction with the Pay Governance study discussed earlier.  In 2021, the Compensation Committee established performance objectives for the executive officers based on targeted levels of revenue and non-GAAP operating income. To the extent an executive officer has specific operational responsibilities, performance objectives were split between: (i) consolidated revenue and non-GAAP operating income for the entire Company and (ii) business unit revenue and gross profit for that executive officer’s focus of operation.  Targets for non-operational executive officers, including the CEO, were based solely on consolidated revenue and non-GAAP operating income for the entire Company.  In 2021, the planned consolidated revenue and consolidated operating income targets for all executive officer incentive plans were $383,721,000 and $12,533,000, respectively.

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

The plan award is generally calculated as a percentage of annual base salary.  In 2021, the plan awards were:

(i)	For Mr. Gydé, 100% of base salary actually paid.
(ii)	For Mr. Laubacker, CFO, approximately 59% of base salary actually paid,
(iii)	For Mr. Niehaus, EVP, approximately 67% of base salary actually paid,
(iv)	For Mr. Radetich, SVP, approximately 68% of base salary actually paid, and
(v)	For Mr. Wauthier, SVP, approximately 54% of base salary actually paid

The Compensation Committee believes that each executive officer’s Incentive plan targets for 2021 involved a reasonably challenging degree of difficulty that considers current economic challenges and reflects the Board’s desire to maintain flexibility in enhancing the executive officer’s focus, motivation and enthusiasm. In exceptional circumstances, the Compensation Committee exercises discretion to award Incentive compensation absent achievement of the specified thresholds or to reduce or increase the size of any award or payout. In this manner, the Compensation Committee believes that each executive officer’s Incentive plan targets are reasonably tailored to promote the Company’s overall annual and long-term financial goals.

Equity-Based Incentives

This component of executive compensation consists of grants of restricted stock and stock options under the Company’s 2020 Equity Award Plan.  In making such grants, the Compensation Committee considers an executive’s past contributions and expected future contributions towards Company performance.  Grants are made to key employees of the Company who, in the opinion of the Compensation Committee, have had and are expected to continue to have a significant impact on the long-term performance of the Company.  The awards are designed to reward individuals who remain with the Company and to further align employee interests with those of the Company’s shareholders.  The Company chooses to pay this component of compensation because it believes that stock ownership by management is beneficial in aligning management’s activities and decisions with shareholders’ interests of maximizing share value.

Except in circumstances of new or recently promoted executive officers, the Compensation Committee generally grants equity compensation on a set date each year.  The Company does not time or plan the release of material non-public information for the purpose of affecting the value of compensation.  Equity awards may also be granted at other meetings of the Compensation Committee to individuals who become executive officers, are given increased responsibilities during the year or in recognition of special accomplishments.  The Company has adopted stock ownership guidelines for senior executive officers requiring: (i) the CEO to own Company shares valued at five (5) times his or her own base salary, and (ii) the CFO, Executive Vice Presidents, and Senior Vice Presidents with oversight of operating segments, to own Company shares valued at three (3) times his or her own base salary. These requirements are measured five years after an executive begins their role in the senior leadership position.

Restricted Stock Grants During 2021 —The Compensation Committee granted restricted stock awards under the 2020 Equity Award Plan to various executive officers as identified in the tables below.  In general, recipients of restricted stock awards receive a specified number of non-transferable restricted shares to be held by the Company, in the name of the grantee, until satisfaction of stipulated vesting requirements.  Upon satisfaction of such vesting requirements, restrictions prohibiting transferability will be removed from the vested shares.  In determining whether to grant an individual restricted stock, the Compensation Committee considers an executive’s contribution toward Company performance, expected future contribution and the number of options and shares of common stock presently held by the executive.  For awards of restricted stock granted in 2021 to the executive officers, the shares vest at the end of a three-year period. If the Company’s cumulative three-year non-GAAP earnings per share for the years 2021, 2022, and 2023 equals or exceeds $2.01, then 100% of the grants will vest. If the combined cumulative three-year non-GAAP earnings per share is 80% or more, but less than 100% of the earnings per share target, a pro-rata portion of the grants shall vest. If at least 80% of the three-year non-GAAP earnings per share target is not met, the grants will expire.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2021 and in the Company’s 2022 Proxy Statement.

Submitted by the Compensation Committee

Valerie Rahmani, Chair

James R. Helvey III

David H. Klein

Raj Rajgopal

Katie Stein

Compensation Committee Interlocks and Insider Participation

During the last completed fiscal year, the Compensation Committee was comprised entirely of independent directors.  The Compensation Committee of the Board of Directors is composed of Valerie Rahmani, Chair, James R. Helvey III, David H. Klein, Raj Rajgopal, and Katie Stein. No member of the Compensation Committee is a current or former officer or employee of the Company. During the year ended December 31, 2021, none of our executive officers served as a director or member of the Compensation Committee (or other committee performing similar functions) of another entity when an executive officer of such entity served as a director of the Company or on the Compensation Committee.

2021 SUMMARY COMPENSATION TABLE

					Non-Equity
			Stock	Option	Incentive Plan	All Other
Name and		Salary	Awards	Awards	Compensation	Compensation		Total
Principal Position	Year	($) (10)	($) (1)	($) (2)	($) (3)	($) (4)		($)
Filip J.L. Gydé
	2021	$564,805	$431,247	$143,753	$850,590	$71,392	(5)	$2,061,787

President and CEO (March 2019 to present)	2020	$465,481	$386,198	$128,743	$758,850	$65,742	(5)	$1,805,014

	2019	$395,508	$449,995	$—	$497,303	$70,945	(5)	$1,413,751

John M. Laubacker
	2021	$395,000	$191,250	$63,747	$347,632	$34,464	(6)	$1,032,093

EVP, CFO and Treasurer	2020	$343,462	$187,396	$62,498	$324,169	$41,902	(6)	$959,427

	2019	$355,000	$209,998	$—	$302,333	$34,578	(6)	$901,909

Thomas J. Niehaus
	2021	$335,000	$112,488	$37,499	$415,712	$63,913	(7)	$964,612

EVP and GM, CTG North America	2020	$298,269	$201,155	$33,740	$224,856	$70,033	(7)	$828,053
(from May 5, 2019 to present)
	2019	$215,000	$101,097	$33,518	$145,193	$47,681	(7)	$542,489

Peter P. Radetich
	2021	$300,000	$112,488	$37,499	$303,253	$31,968	(8)	$785,208

SVP and General Counsel	2020	$266,635	$108,662	$36,232	$299,339	$22,073	(8)	$732,941

	2019	$283,000	$144,996	$—	$285,669	$19,964	(8)	$733,629

Rénald Wauthier
	2021	$339,766	$98,055	$32,690	$230,671	$42,524	(9)	$743,706

SVP	2020	$289,389	$197,333	$28,189	$200,415	$28,048	(9)	$743,374

(1)

The amounts in this column reflect the aggregate grant date fair value for the awards granted in the fiscal years ended December 31, 2021, 2020, and 2019 as applicable, as computed in accordance with FASB ASC Topic 718.  The assumptions used in the calculation of these amounts are included in footnote 10 to the Company’s audited financial statements for the fiscal year ended December 31, 2021 included in Item 8, “Financial Statements and Supplementary Data.”

(2)

The amounts in this column reflect the aggregate grant date fair value for the options granted in the fiscal years ended December 31, 2021, 2020, and 2019 as applicable, as computed in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in footnote 10 to the Company’s audited financial statements for the fiscal year ended December 31, 2021 included in Item 8, “Financial Statements and Supplementary Data.”

(3)	Represents cash payments earned under the respective executive’s annual cash incentive plan.
(4)

Life Insurance.  During 2021, 2020, and 2019, the Company provided life insurance benefits for Messrs. Gydé, Laubacker, Niehaus and Radetich. The premiums paid by the Company in 2021 for this benefit totaled $47,811, $7,657, $29,857 and $0, respectively. The premiums paid by the Company for this benefit in 2020 for Messrs. Gydé, Laubacker, Niehaus and Radetich totaled $45,169, $19,579, $47,575, and $0, respectively.  The premiums paid by the Company for this benefit in 2019 for Messrs. Gydé, Laubacker, Niehaus and Radetich totaled $38,151, $15,969, $32,452, and $0, respectively.

(5)

Previously, the Company paid Mr. Gydé: (i) 92% of one month’s pay as vacation pay and (ii) a year-end premium equal to one month’s base salary. Together, these legal obligations totaled $14,321 in 2019.  The Company also contributes towards Mr. Gydé’s cafeteria plan account, which is a plan generally available to all Belgium employees. Company contributions to Mr. Gydé’s cafeteria plan totaled $47,811 in 2021, $45,169 in 2020, and $38,151 in 2019. The Company also leases an automobile for Mr. Gydé’s use, which is an option provided to all Belgium employees with a likelihood of traveling.  The cost to the Company for leasing Mr. Gydé’s automobile was $16,482 in 2021, $15,904 in 2020, and $16,234 in 2019. Mr. Gydé also received $7,098, $4,669, and $2,239 for the Income Tax Preparation and Financial Advice Program in 2021, 2020, and 2019, respectively. For the amounts paid to Mr. Gydé in Euros, the amounts were converted to United States Dollars based on the average foreign currency exchange rates for 2021, 2020, and 2019.

(6)

In addition to life insurance premiums (as further disclosed in footnote 4), during 2021, 2020, and 2019, Mr. Laubacker received a total value of $26,807, $19,828, and $18,609, respectively, in Other Compensation for the following Benefits (which are further described in this Item 11, Executive Compensation):  Short-Term and Long-Term Executive Disability Plans, Accidental Death & Dismemberment & Travel Accident Plan, 401(k) discretionary match, and the Company’s Medical and Dental Plan.

(7)

In addition to life insurance premiums (as further disclosed in footnote 4), during 2021, 2020, and 2019 Mr. Niehaus received a total value of $34,056, $20,251, and $15,229 for the following Benefits (which are further described in this Item 11, Executive Compensation): Short-Term and Long-Term Executive Disability Plans, Accidental Death & Dismemberment & Travel Accident Plan, 401(k) discretionary match, the Company’s Medical and Dental Plan, and the Income Tax Preparation and Advice Program.

(8)

In addition to life insurance premiums (as further disclosed in footnote 4), during 2021, 2020, and 2019, Mr. Radetich received a total value of $31,968, $20,910, and $19,964 for the following Benefits (which are further described in this Item 11, Executive Compensation): Short-Term and Long-Term Executive Disability Plans, Accidental Death & Dismemberment & Travel Accident Plan, 401(k) discretionary match, the Company’s Medical and Dental Plan, and the Income Tax Preparation and Advice Program.

(9)

Mr. Wauthier, who was promoted to SVP on April 1, 2020, received $16,457 in 2021 and $21,233 in 2020 for the Company leasing an automobile for the benefit of Mr. Wauthier, which is an option provided to all Luxembourg employees with a likelihood of traveling.  Mr. Wauthier also received a total of $26,067 in 2021 and $6,815 in 2020 for other benefits. For the amounts paid to Mr. Wauthier in Euros, the amounts were converted to United States Dollars based on the average foreign currency exchange rates for 2021 and 2020.

(10)

During 2020, all of the named executive officers took a reduction in pay equaling 20% of their base compensation for 25 weeks during the year. Mr. Wauthier was reimbursed for his reduction in pay under a program administered by the Luxembourg government.

Specific Executive Officer Compensation Plans and Employment Agreements

Filip J.L. Gydé, CEO.   In 2021, Mr. Gydé’s total compensation included annual base salary payments of $564,805, an Incentive of $850,590, grants of 47,028 restricted shares with a value of $431,247 (of which approximately 67% of the grants have a performance condition), and a grant of 41,547 stock options with a value of $143,753.  In setting baseline compensation and the performance standards for Mr. Gydé, the Compensation Committee considered the Pay Governance report.  The total amount of compensation that Mr. Gydé received was based on a combination of his baseline compensation, and the extent to which the thresholds for compensation were achieved under his performance based incentives.  Pursuant to Belgian law, the Company is required to pay Mr. Gydé certain additional benefits that are generally afforded to all Belgian employees.  These benefits totaled $71,392 (see the “2021 Summary Compensation Table”).

John M. Laubacker, CFO.  In 2021, Mr. Laubacker’s total compensation included annual salary payments of $395,000, an Incentive of $347,632, grants of 20,856 restricted shares with a value of $191,250 (of which approximately 67% of the grants have a performance condition), and a grant of 18,424 stock options with a value of $63,747.  In setting baseline compensation and the performance standards for Mr. Laubacker’s compensation, the Compensation Committee considered the Pay Governance report.  The total amount of compensation that Mr. Laubacker received was based on a combination of his baseline compensation, and the extent to which the thresholds for compensation were achieved under his performance based incentives. Mr. Laubacker also received additional benefits totaling $34,464 (see the “2021 Summary Compensation Table”).

Thomas J. Niehaus, EVP.  In 2021, Mr. Niehaus’ total compensation included annual base salary payments of $335,000, an Incentive of $415,712, grants of 12,267 restricted shares with a value of $112,488 (of which approximately 67% of the grants have a performance condition), and a grant of 10,838 stock options with a value of $37,499. In setting baseline compensation and the performance standards for Mr. Niehaus’ compensation, the Compensation Committee considered the Pay Governance report.  The total amount of compensation that Mr. Niehaus received was based on a combination of his baseline compensation, and the extent to which the thresholds for compensation were achieved under his performance-based incentives. The Compensation Committee also awarded Mr. Niehaus a $25,000 bonus in 2021. Mr. Niehaus also received additional benefits totaling $63,913 (see the “2021 Summary Compensation Table”).

Peter P. Radetich, SVP.   In 2021, Mr. Radetich’s total compensation included annual base salary payments of $300,000, an Incentive of $303,253, grants of 12,267 restricted shares with a value of $112,488 (of which approximately 67% of the grants have a performance condition), and a grant of 10,838 stock options with a value of $37,499. In setting baseline compensation and the performance standards for Mr. Radetich’s compensation, the Compensation Committee considered the Pay Governance report and his past performance.  The total amount of compensation that Mr. Radetich received was based on a combination of his baseline compensation, and the extent to which the thresholds for compensation were achieved under his performance-based incentives. Mr. Radetich also received additional benefits totaling $31,968 (see the “2021 Summary Compensation Table”).

Rénald Wauthier, SVP.   In 2021, Mr. Wauthier’s total compensation included annual base salary payments of $339,766, an Incentive of $230,671, grants of 10,693 restricted shares with a value of $98,055 (of which approximately 67% of the grants have a performance condition), and a grant of 9,448 stock options with a value of $32,690. In setting baseline compensation and the performance standards for Mr. Wauthier’s compensation, the Compensation Committee considered the Pay Governance report and his past performance.  The total amount of compensation that Mr. Wauthier received was based on a combination of his baseline compensation, and the extent to which the thresholds for compensation were achieved under his performance-based incentives. Mr. Wauthier also received additional benefits totaling $42,524 (see the “2021 Summary Compensation Table”).

CEO to Median Employee Pay Ratio

We believe executive pay must be internally consistent and equitable to motivate our employees to create shareholder value. We are committed to internal pay equity, and the Compensation Committee monitors the relationship between the pay our executive officers receive and the pay our non-managerial employees receive. The compensation for our CEO in 2021 was approximately 37 times the median pay of our employees.

Our CEO to median employee pay ratio is calculated in accordance with the SEC’s rules and regulations under item 402(u) of Regulation S-K. We identified the median employee by examining the 2021 total cash compensation for all individuals, excluding our CEO, who were actively employed by us on December 31, 2021, the last day of our fiscal year. We included full-time, part-time, and seasonal employees. For employees that were not located in the US, we converted their total cash compensation from local currencies to US dollars by using the 2021 average currency exchange rates per www.irs.gov (https://www.irs.gov/individuals/international-taxpayers/yearly-average-currency-exchange-rates). We did not make any other assumptions, adjustments, or estimates with respect to the total cash compensation, and we did not annualize the compensation for any employees that were not employed by us for all of 2021. We believe the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees.

After identifying the median employee based on total cash compensation, we calculated the annual total compensation for such employee using the same methodology we use for our named executive officers as set forth in the 2021 Summary Compensation Table in our Proxy Statement.

As illustrated in the table below, our 2021 CEO to median employee pay ratio is 37:1:

	Filip J.L. Gydé, President and CEO	Median CTG Employee
Salary	$564,805	$55,889
Overtime Pay	—	—
Stock Awards	575,000	—
Non-Equity Incentive	850,590	—
All Other Compensation	71,392	—
	$2,061,787	$55,889

Ratio	36.89	1.00

2021 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)				Estimated Future Payouts Under Equity Incentive Plan Awards
		Threshold	Target		Maximum	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	($) (1)	($) (2)		($) (3)	(#) (4)	(#) (5)	(#) (5)	#	#	($/sh)	($) (6)
Filip J.L. Gydé	—	$287,500	$575,000	#	$1,150,000	—	—	—	—	—	—	—
	3/24/2021	—	—		—	15,676	31,352	31,352	—	—	—	$287,500
	3/24/2021	—	—		—	—	—	—	15,676	—	—	$143,750
	3/24/2021	—	—		—	—	—	—	—	41,547	$9.17	$143,750
John M. Laubacker	—	$117,500	$235,000		$470,000	—	—	—	—	—	—	—
	3/24/2021	—	—		—	6,952	13,904	13,904	—	—	—	$127,500
	3/24/2021	—	—		—	—	—	—	6,952	—	—	$63,750
	3/24/2021	—	—		—	—	—	—	—	18,424	$9.17	$63,750
Thomas J. Niehaus	—	$112,500	$225,000		$450,000	—	—	—	—	—	—	—
	3/24/2021	—	—		—	4,089	8,178	8,178	—	—	—	$75,000
	3/24/2021	—	—		—	—	—	—	4,089	—	—	$37,500
	3/24/2021	—	—		—	—	—	—	—	10,838	$9.17	$37,500
Peter P. Radetich	—	$102,500	$205,000		$410,000	—	—	—	—	—	—	—
	3/24/2021	—	—		—	4,089	8,178	8,178	—	—	—	$75,000
	3/24/2021	—	—		—	—	—	—	4,089	—	—	$37,500
	3/24/2021	—	—		—	—	—	—	—	10,838	$9.17	$37,500
Rénald Wauthier	—	$91,687	$183,375		$366,750	—	—	—	—	—	—	—
	3/24/2021	—	—		—	3,565	7,129	7,129	—	—	—	$65,381
	3/24/2021	—	—		—	—	—	—	3,564	—	—	$32,691
	3/24/2021	—	—		—	—	—	—	—	9,448	$9.17	$32,691

(1)	The amounts shown reflect Incentives that would be paid for achieving 80% of the plan target.
(2)	The amounts shown reflect Incentives that would be paid for achieving 100% of all stipulated plan targets.
(3)	The amounts shown reflect the maximum Incentives that would be paid under the stipulated plan.

(4)	The number of shares shown reflect the number of shares that will be awarded for achieving 80% of the plan target.
(5)	The number of shares shown reflect the number of shares that will be awarded for achieving 100% or more of the plan target. Further discussion of incentive plan calculations is provided under the sections entitled “Components of Executive Compensation,” and “Performance-Based Incentives” contained herein.

(6)	The amounts in this column reflect the aggregate grant date fair value for the stock or options granted in the fiscal year ended December 31, 2021 as computed in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in footnote 10 to the Company’s audited financial statements, which are included in the Annual Report under Item 8, “Financial Statements and Supplementary Data.”

Grants of Plan-Based Awards

Each of the Non-Equity Incentive Plan Awards represented in the table above were Incentive awards granted to the named executive officers during 2021.  Such Incentive awards are described earlier in this report under the heading “Performance-Based Incentives.”  The formula for calculating each executive officer’s Incentive provides that at least 80% of the stipulated plan target (“Threshold”) must be achieved before any remuneration is awarded for that objective.  If the Threshold is achieved, the executive officer receives 50% of the designated plan award1 for that objective.  Then, for each 1% point achieved above the Threshold, up to 100% of the plan target (“Objective Goal”), the executive officer receives another 2.5% of the designated plan award for that objective.  For each 1% point achieved above the Objective Goal, the executive officer receives another 5% of the designated plan award for that objective.  Each plan prohibits the receipt of amounts in excess of 200% of the designated plan award for that objective.

Pursuant to Company policies, an Incentive is only earned by and payable to an individual who remains in the Company’s employ on the date of Incentive distribution.  Incentive payments for 2021 were made on February 25, 2022.

Each of the equity awards represented in the table above were granted pursuant to the 2020 Equity Award Plan. The restricted stock awards represented in the table above were granted by the Board to the named executive officers on March 24, 2021 and certain of those grants include a performance condition. For the performance awards of restricted stock granted in 2021 to the executive officers, the shares vest at the end of a three-year period. If the Company’s cumulative three-year non-GAAP earnings per share for the years 2021, 2022, and 2023 equals or exceeds $2.01, then 100% of the grants will vest. If the combined cumulative three-year non-GAAP earnings per share is 80% or more, but less than 100% of the earnings per share target, a pro-rata portion of the grants shall vest. If at least 80% of the three-year non-GAAP earnings per share target is not met, the grants will expire.  For the remaining restricted stock awards that were granted to the named executive officers, those awards vest ratably over three years, beginning one year from the date of grant.

For the stock option awards that were granted to the named executive officers, these options are non-qualified stock options with a grant price of $9.17 per option, vest ratably over three years, and expire 10 years from the date of grant.

Recipients of restricted stock awards and stock option awards were required to enter into agreements with the Company governing the vesting, exercise and/or transferability (as applicable) of such awards.  Vesting requirements for time-based restricted stock awards are based solely on continued employment.

[1]

The designated plan award is generally calculated as a percentage of annual base salary.  In 2021, the designated plan awards were: (i) for Mr. Gydé, CEO, 100% of base salary actually paid, (ii) for Mr. Laubacker, CFO, approximately 59% of base salary actually paid, (iii) for Mr. Niehaus, EVP, approximately 67% of base salary actually paid, (iv) for Mr. Radetich, SVP, approximately 68% of base salary actually paid, and (v) for Mr. Wauthier, SVP, 54% of base salary actually paid.

2021 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name/Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Filip J.L. Gydé
2/14/2012	9,000	—		—	$15.04	2/14/2022	—		—	—	—
2/12/2013	9,000	—		—	$20.68	2/12/2023	—		—	—	—
2/19/2014	9,000	—		—	$16.93	2/19/2024	—		—	—	—
11/10/2015	13,600	—		—	$7.48	11/10/2025	—		—	—	—
3/6/2020	21,877	43,753	(1)	—	$5.88	3/6/2030	—		—	—	—
3/24/2021	—	41,547	(2)	—	$9.17	3/24/2031	—		—	—	—
	—	—		—	—	—	196,688	(12)	$1,960,979	—	—

John M. Laubacker
2/14/2012	7,000	—		—	$15.04	2/14/2022	—		—	—	—
2/12/2013	7,000	—		—	$20.68	2/12/2023	—		—	—	—
2/19/2014	7,000	—		—	$16.93	2/19/2024	—		—	—	—
11/10/2015	10,400	—		—	$7.48	11/10/2025	—		—	—	—
5/15/2017	24,900	—		—	$5.75	5/15/2027	—		—	—	—
3/6/2020	10,620	21,240	(3)	—	$5.88	3/6/2020	—		—	—	—
3/24/2021	—	18,424	(4)	—	$9.17	3/24/2031	—		—	—	—
	—	—		—	—	—	91,782	(13)	$915,067	—	—

Thomas J. Niehaus
5/31/2019	17,667	8,833	(5)	—	$4.20	5/31/2029	—		—	—	—
3/6/2020	5,734	11,466	(6)	—	$5.88	3/6/2030	—		—	—	—
3/24/2021	—	10,838	(7)	—	$9.17	3/24/2031	—		—	—	—
	—	—		—	—	—	55,255	(14)	$550,892	—	—

Peter P. Radetich
2/14/2012	9,000	—		—	$15.04	2/14/2022	—		—	—	—
2/12/2013	9,000	—		—	$20.68	2/12/2023	—		—	—	—
2/19/2014	9,000	—		—	$16.93	2/19/2024	—		—	—	—
11/10/2015	14,500	—		—	$7.48	11/10/2025	—		—	—	—
3/6/2020	6,157	12,313	(8)	—	$5.88	3/6/2030	—		—	—	—
3/24/2020	—	10,838	(9)	—	$9.17	3/24/2031	—		—	—	—
	—	—		—	—	—	58,104	(15)	$579,297	—	—

Rénald Wauthier
3/6/2020	4,790	9,580	(10)	—	$5.88	3/6/2030	—		—	—	—
3/24/2021	—	9,448	(11)	—	$9.17	3/24/2031	—		—	—	—
	—	—		—	—	—	47,663	(16)	$475,200	—	—

(1)	21,876 and 21,877 vest on 3/6/2022 and 3/6/2023, respectively
(2)	13,850, 13,848 and 13,849 vest on 3/24/2022, 3/24/2023 and 3/24/2024 respectively
(3)	10,620 vest on each of 3/6/2022 and 3/6/2023
(4)	6,142, 6,141 and 6,141 vest on 3/24/2022, 3/24/2023 and 3/24/2024 respectively
(5)	8,833 vest on 5/31/2022
(6)	5,733 and 5,733 vest on 3/6/2022 and 3/6/2023, respectively
(7)	3,613, 6,612 and 3,613 vest on 3/24/2022, 3/24/2023 and 3/24/2024 respectively
(8)	6,156 and 6,157 vest on 3/6/2022 and 3/6/2023, respectively
(9)	3,613, 6,612 and 3,613 vest on 3/24/2022, 3/24/2023 and 3/24/2024 respectively
(10)	4,790 vest on each of 3/6/2022 and 3/6/2023
(11)	3,150, 3,149 and 3,149 vest on 3/24/2022, 3/24/2023 and 3/24/2024 respectively
(12)

For Mr. Gydé, the shares were granted from September 26, 2019 to March 24, 2021 and vest over time periods no longer than three years from the date of grant. Of these shares, 166,419 include a performance condition.

(13)

For Mr. Laubacker, the shares were granted from September 26, 2019 to March 24, 2021 and vest over time periods no longer than three years from the date of grant. Of these shares, 77,750 include a performance condition.

(14)

For Mr. Niehaus, the shares were granted from May 31, 2019 to March 24, 2021 and vest over time periods no longer than three years from the date of grant. Of these shares, 33,339 include a performance condition.

(15)

For Mr. Radetich, the shares were granted from September 26, 2019 to March 24, 2021 and vest over time periods no longer than three years from the date of grant. Of these shares, 49,909 include a performance condition.

(16)

For Mr. Wauthier, the shares were granted from March 6, 2020 to March 24, 2021 and vest over time periods no longer than three years from the date of grant. Of these shares, 16,719 include a performance condition.

2021 OPTION EXERCISES AND STOCK VESTED

 The following table provides information for each of the Company’s named executive officers regarding stock option exercises and vesting of stock awards during 2021.

	Option Awards		Stock Awards
Name of Executive Officer	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)
Filip J.L. Gydé	—	$—	7,297	$62,462
John M. Laubacker	—	$—	5,540	$49,423
Thomas J. Niehaus	—	$—	10,246	$91,998
Peter P. Radetich	—	$—	2,054	$17,582
Rénald Wauthier	—	$—	18,190	$169,471
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

2021 NONQUALIFIED DEFERRED COMPENSATION

Name of Executive Officer	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($)
Filip J.L. Gydé	—	—	$—	—	$—
John M. Laubacker	—	—	$48,490	—	$227,586
Thomas J. Niehaus	—	—	$4,758	—	$41,948
Peter P. Radetich	—	—	$188,359	—	$504,400
Rénald Wauthier	—	—	$—	—	$—
(1)

During 2017, the Company discontinued its contributions under the Nonqualified Key Employee Deferred Compensation Plan. Mr. Gydé and Mr. Wauthier do not have an account under the Deferred Compensation Plan as they are not eligible to participate in the plan.

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

Plan participants have a 100% non-forfeitable right to the value of their corporate contribution account after the fifth anniversary of employment with the Company.  If a participant terminates employment due to death, disability, retirement at age 65, or upon the occurrence of a Change in Control Event (as defined in the Deferred Compensation Plan), the participant or his or her estate will be entitled to receive the benefits accrued for the participant as of the date of such event. The Company contributions will be forfeited in the event a participant incurs a separation from service for cause. Participants are 100% vested in their own contributions.  All amounts in the Deferred Compensation Plan, including elective deferrals, are held as general assets of the Company and are subject to the claims of creditors of the Company.

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

Under Belgian law, Mr. Gydé is entitled to notice prior to a termination of his employment by the Company, expressed as a period of months for service prior to January 1, 2014 plus a period of weeks for service after January 1, 2014. As of December 31, 2021, Mr. Gydé would have been entitled to 27 months plus 21 weeks of notice. Alternatively, in lieu of providing notice, the Company may elect to pay a termination indemnity to Mr. Gydé. The amount of the termination indemnity is determined pursuant to Belgian law and is based on the duration of Mr. Gydé’s employment with the Company and the amount of his gross annual compensation package. If Mr. Gydé’s employment with the Company and the Company’s Belgian subsidiary had been terminated without notice on December 31, 2021, Mr. Gydé would have been entitled to a termination indemnity totaling $4,227,364. In the event of a termination of Mr. Gydé’s employment, his equity awards would be subject to the terms of the 2020 and 2010 Equity Award Plans, as discussed below in the section entitled “2020 Equity Award Plan.”

Agreement with Mr. Gydé—Change in Control. In connection with his promotion to Chief Executive Officer, Mr. Gydé’s stock option and restricted stock awards granted under the Company’s 2020 and 2010 Equity Award Plans were amended pursuant to a letter agreement in May 2019 (the “Letter Agreement”) to provide for immediate vesting in the event his employment is terminated for any reason other than Cause, death or Disability within 6 months before or 24 months after a change in control. Mr. Gydé does not otherwise have a change in control agreement.

Pursuant to the Letter Agreement, upon a termination of his employment for any reason other than Cause, death or Disability within 6 months before or 24 months after a change in control, Mr. Gydé would have immediately become fully vested in any stock option or restricted stock awards previously granted. These awards are more fully described in the table entitled “Outstanding Equity Awards at Fiscal Year-end.” If the stock price of the Company was $9.97, which was the closing price of the stock on December 31, 2021, then Mr. Gydé could potentially have realized gains, before tax, from the sale of vested securities in the following amounts:

Name of Executive Officer	Restricted Stock	Stock Options
Filip J.L. Gydé	$1,960,979	$335,528

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

With respect to any stock-based award with performance-based vesting conditions, in the event of a change in control in which the Company’s common stock ceases to be listed on the New York Stock Exchange or the NASDAQ Global Select Market or the Company’s common stock is converted into any consideration other than shares of common stock listed on the New York Stock Exchange or the NASDAQ Global Select Market, then immediately prior to such change in control, the Board in its reasonable discretion must take one of the following actions:

•	terminate such awards as of immediately prior to the consummation of the change in control in exchange for a payment equal to the excess of the fair market value of such award,

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

Agreements with Mr. Laubacker.  Mr. Laubacker has an employment agreement affording severance benefits upon termination.  Pursuant to the terms of such agreement, in the event of termination by Mr. Laubacker for Good Reason (as that term is defined in the agreement), or by the Company other than for Cause (as that term is defined in the agreement), Mr. Laubacker would receive a lump-sum cash payment equal to his current base salary plus an amount equal to the average annual Incentive paid to Mr. Laubacker during the most recent three-year period.  Mr. Laubacker would also continue to receive medical and dental benefits for a period of twelve (12) months.  Had Mr. Laubacker’s employment been terminated on December 31, 2021, he would have been eligible to receive an initial lump-sum cash payment equal to $719,711.  Mr. Laubacker would also receive, for a period of twelve months, continuing medical and dental coverage under any plans he participates in as of the effective date of such termination.  The value of continued medical and dental benefits would likely total approximately $10,046.

Agreements with Other Executive Officers.  Each of the other named executive officers, except Mr. Gydé, have entered into a change in control agreement with the Company.  All executive officers Change in Control agreements contain double trigger mechanisms.

If a change in control occurred on December 31, 2021, then each of the named executive officers (excluding Mr. Gydé) would have immediately become fully vested in any stock option or restricted stock awards previously granted. These awards are more fully described in the table entitled “Outstanding Equity Awards at Fiscal Year-end.” If the stock price of the Company was $9.97, which was the closing price of the stock on December 31, 2021, then the named executive officers could potentially have realized gains, before tax, from the sale of vested securities in the following amounts:

Name of Executive Officer	Restricted Stock	Stock Options
John M. Laubacker	$915,067	$276,021
Thomas J. Niehaus	$550,892	$231,923
Peter P. Radetich	$579,297	$120,318
Rénald Wauthier	$475,200	$66,332

Had the abovementioned executive officers’ employment been terminated without cause by the Company or by themselves with good reason within 6 months prior to or 24 months following such a change in control, they would also have been entitled to receive, by the tenth day following their termination, lump-sum cash payments from the Company in the following amounts:

•	Mr. Laubacker would have received a lump-sum payment of $1,625,081;
•	Mr. Niehaus would have received a lump-sum payment of $1,381,519;
•	Mr. Radetich would have received a lump-sum payment of $1,342,987; and
•	Mr. Wauthier would have received a lump-sum payment of $1,266,220.

These payments equal two (2) times the sum of each individual’s current annual salary, which as of December 31, 2021 were $395,000 for Mr. Laubacker, $335,000 for Mr. Niehaus, $300,000 for Mr. Radetich, and $345,603 for Mr. Wauthier. It also includes two (2) times their average annual Incentive payment from the last three years and an amount equal to 25% of each individual’s current base salary and the highest annual Incentive payment from the last three years. This amount is intended to cover fringe benefits such as 401(k), health, medical, dental, disability and similar benefits for a period of twenty-four months.

2021 DIRECTOR COMPENSATION

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James R. Helvey III	$104,110	$90,000	$—	$—	$—	$—	$194,110
David H. Klein	$70,000	$90,000	$—	$—	$—	$—	$160,000
Valerie Rahmani	$70,000	$90,000	$—	$—	$—	$—	$160,000
Raj Rajgopal	$60,000	$90,000	$—	$—	$—	$—	$150,000
Katie Stein	$30,000	$45,000	$—	$—	$—	$—	$75,000
Daniel J. Sullivan (2)	$120,000	$67,500	$—	$—	$—	$—	$187,500
Owen J. Sullivan (3)	$30,000	$45,000	$—	$—	$—	$—	$75,000
(1)

At the election of the directors, the director’s base compensation fees for 2021 were paid 40% in cash and 60% in the form of deferred stock units granted under the 2020 Equity Award Plan and deposited into the Director Deferred Compensation Plan. Awards vest ratably throughout the year and were fully vested at December 31, 2021.

(2)	Effective September 16, 2021, Daniel J. Sullivan retired from the Board
(3)	Effective July 1, 2021 Owen J. Sullivan retired from the Board

As of December 31, 2021, Mr. Klein, who was appointed to the board in September 2012, Mr. Helvey and Ms. Rahmani, who were appointed to the board in November 2015, Mr. Rajgopal, who was appointed in December 2020, and Ms. Stein, who was appointed in July 2021, have not received any shares of Company restricted stock.

As of December 31, 2021, the directors had the following number of stock options outstanding: Helvey (0), Klein (33,096), Rahmani (0), Rajgopal (0), and Stein (0).

In 2010, the Company’s shareholders approved the Non-Employee Director Deferred Compensation Plan (“Director Deferred Compensation Plan”).  Although no set benefits or amounts were granted under this Plan in 2020, the Director Deferred Compensation Plan allows non-employee directors the ability to defer up to 100% of their total director compensation.

For 2021, base compensation for each board member totaled $150,000, which the board elected to receive as 40% cash payments and 60% in deferred stock units, while the chair of the committees receive the additional compensation as cash payments. The chairman of the Board of Directors also received a $100,000 annual fee (in 2021, Daniel J. Sullivan received $75,000 prior to retirement, and Mr. James R. Helvey III received $29,110 pro-rata based upon the date he became Chairman of the board). The chairman of the Audit Committee (Mr. Helvey) received a $15,000 annual fee, and the Chairman of the Compensation Committee (Ms. Rahmani) received a $10,000 annual fee, while the Chairman of the Nominating and Governance Committee (Mr. Klein) received an annual fee of $10,000.  Directors are reimbursed for expenses they incur while attending board and committee meetings. Mr. Gydé did not receive any additional compensation for his services as a director.

The Company has adopted stock ownership guidelines requiring each independent director to own Company shares valued at five (5) times the director’s base annual fee after five years of board membership.

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

Security Ownership of Certain Beneficial Owners

As of March 9, 2022, the following persons were beneficial owners of more than 5% of the Company’s common stock.  The beneficial ownership information presented is based upon information furnished by each person or contained in public filings made with the SEC. The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company. Except as otherwise indicated, each holder has sole voting and investment power with respect to the shares indicated. The following table shows the nature and amount of their beneficial ownership. We have determined beneficial ownership in accordance with the rules of the SEC.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (6)
Common Stock	Minerva Advisors LLC, and related parties	1,228,729 (1)	8.0%
	50 Monument Road, Suite 201
	Bala Cynwyd, PA 19004

Common Stock	Royce & Associates LP	1,143,909 (2)	7.5%
	745 Fifth Avenue
	New York, NY 10151

Common Stock	Renaissance Technologies LLC, and	965,991 (3)	6.3%
	related parties
	800 Third Avenue
	New York, NY 10022

Common Stock	Dimensional Fund Advisors LP	955,459 (4)	6.2%
	Building One
	6300 Bee Cave Road
	Austin, TX 78746

Common Stock	The Vanguard Group	665,072 (5)	4.3%
	100 Vanguard Blvd.
	Malvern, PA 19355

(1)

Based solely on information contained in a Schedule 13G filed on February 14, 2022, indicating that Minerva Advisors LLC, Minerva Group, LP, Minerva GP, LP, Minerva GP, Inc. and David P. Cohen have sole voting power and sole dispositive power over 978,826 shares; and that Minerva Advisors LLC and David P. Cohen have shared voting power and share dispositive power over 249,903 shares.

(2)	Based solely on information contained in a Schedule 13G filed January 14, 2022, indicating that Royce & Associates, LP has sole voting and sole dispositive power over 1,143,909 shares.
(3)

Based solely on information contained in a Schedule 13G filed February 11, 2022, indicating that Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation have sole voting power over 868,791 shares and sole dispositive power over 965,991 shares.

(4)

Based solely on information contained in a Schedule 13G filed February 8, 2022, indicating that Dimensional Fund Advisors LP has sole voting power over 928,492 shares and sole dispositive power over 955,459 shares.

(5)

Based solely on information contained in a Schedule 13G filed February 9, 2022, indicating that The Vanguard Group has shared voting power over 2,786 shares, sole dispositive power over 657,475 shares, and shared dispositive power over 7,597 shares.

(6)	Percent of class ownership is based upon 15,341,048 shares of common stock outstanding as of March 9, 2022.

Security Ownership by Management

The table below sets forth, as of March 9, 2022, the beneficial ownership of the Company’s common stock by (i) each director individually, (ii) each executive officer named in the summary compensation table individually, and (iii) all directors and executive officers of the Company as a group.

Name of Individual or Number in Group	Shares Owned	Shares Beneficially Owned (1)	Total Ownership (2)	Percent of Class (3)
Filip J.L. Gydé	331,604	89,172	420,776	2.7%
James R. Helvey III	159,828	-	159,828	1.0%
David H. Klein	161,496	33,096	194,592	1.3%
Valerie Rahmani	139,251	-	139,251	0.9%
Raj Rajgopal	14,548	-	14,548	0.1%
John M. Laubacker	162,162	76,682	238,844	1.6%
Thomas J. Niehaus	65,313	41,580	106,893	0.7%
Peter P. Radetich	159,614	48,426	208,040	1.4%
Rénald Wauthier	-	7,939	7,939	0.1%
Katie Stein	4,843	-	4,843	0.0%
All directors and executive officers as a group (10 persons)	1,198,659	296,895	1,495,554	9.7%

(1)	Amounts represent number of shares available to purchase through the exercise of options that were exercisable on or within 60 days after March 9, 2022.
(2)

The beneficial ownership information presented is based upon information furnished by each person or contained in filings made with the Securities and Exchange Commission.  Except as otherwise indicated, each holder has sole voting and investment power with respect to the shares indicated.

(3)	Percent of class ownership is based upon 15,341,048 shares of common stock outstanding as of March 9, 2022.

The following table sets forth, as of December 31, 2021, certain information related to the Company’s compensation plans under which shares of its common stock are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in column (a) (c)
Equity compensation plans approved by security holders:
2020 Equity Award Plan	—	$—	1,950,000
2010 Equity Award Plan	786,552	$12.10	—
2000 Equity Award Plan	180,000	$5.63	—
1991 Restricted Stock Plan	—	$—	19,866
Equity compensation plans not approved by security holders:
None
Total	966,552		1,969,866

At December 31, 2021, the Company did not have any outstanding rights or warrants. All outstanding awards are either stock options or restricted stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Board of Directors affirmatively determined in February 2022 that each of the Company’s five non-management directors, James R. Helvey III, David H. Klein, Valerie Rahmani, Raj Rajgopal, and Katie Stein, is an independent director in accordance with our corporate governance policies and the standards of the NASDAQ Stock Market.  As these five directors are independent, a majority of our Company’s Board of Directors is currently independent as so defined. The Board of Directors has determined that there are no relationships between the Company and the directors classified as independent other than service on our Company’s Board of Directors.

The foregoing independence determination also included the conclusions of the Board of Directors that:

•

each member of the Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee is respectively independent under the standards listed above for purposes of membership on each of these committees; and

•	each of the members of the Audit Committee also meets the additional independence requirements under Rule 10A-3(b) of the Securities and Exchange Act of 1934, as amended.

Mr. James R. Helvey III serves as the independent Chairman of the Board of Directors and is responsible for scheduling and setting the agenda for the executive sessions of the independent directors.  Such executive sessions are expected to occur at regularly scheduled times during the fiscal year ending December 31, 2022, typically in conjunction with a regularly scheduled Board meeting, in addition to the separate meetings of the standing committees of the Board of Directors.

In accordance its charter, the Audit Committee reviews related person transactions. The Audit Committee charter provides that the Company will not enter into transactions required to be disclosed under Item 404 of the SEC’s Regulation S-K unless the Audit Committee or another independent body of the Board reviews and approves or ratifies the transactions. Under the SEC’s rules, a “related person” includes any of our directors or executive officers, certain of our shareholders and any of their respective immediate family members. Covered transactions under the SEC’s rules include those in which the Company is a participant, a “related person” that will have a direct or indirect material interest, and the amount involved exceeds $120,000.

Item 14.Principal Accountant Fees and Services

Appointment of Auditors and Fees

The Audit Committee appointed Grant Thornton LLP as the independent registered public accounting firm to audit the Company’s financial statements for fiscal 2021 and 2020.

To the best of the Company’s knowledge, no member of that firm has any past or present interest, financial or otherwise, direct or indirect, in the Company or any of its subsidiaries.  Matters involving auditing and related functions are considered and acted upon by the Audit Committee.

Audit Fees —The aggregate fees billed for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the last fiscal year, including the Company’s foreign subsidiaries, the reviews of the financial statements included in the Company’s Form 10-K and 10-Qs, and services rendered in connection with the Company’s obligations under Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations were approximately $729,770 in 2021 and $694,885 in 2020.

Audit-Related Fees —The fees billed for assurance and related services rendered by Grant Thornton LLP in 2021 were $25,000 and were reasonably related to the performance of the audit or review of the Company’s financial statements. There were no assurance-related fees billed in 2020.

Tax Fees — There were a total of $14,168 and $15,700 of tax fees for compliance, tax advice and tax planning provided by Grant Thornton LLP in 2021 and 2020, respectively.

All Other Fees — There were no other fees paid to Grant Thornton LLP in 2021 or 2020.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

EXHIBIT INDEX

Exhibit		Description	Reference
2.	1	Share Purchase Agreement, dated as of February 15, 2018, by and between Computer Task Group IT Solutions S.A. and Soft Company SAS	(5)
	2	Share Purchase Agreement, dated as of January 3, 2019, by and between Computer Task Group PSF S.A. and Mr. Hamid Kaddour and Karp-Kneip Participations S.A.	(6)
3.	1	Restated Certificate of Incorporation of Registrant	#
	2	Restated By-laws of Registrant	(9)
4.	1	Specimen Common Stock Certificate	(2)
	2	Description of the Company’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934	#
10.	1	Computer Task Group, Incorporated Non-Qualified Key Employee Deferred Compensation Plan 2007 Restatement	(1) +
	2	Computer Task Group, Incorporated Executive Supplemental Benefit Plan 1997 Restatement	(2) +
	3	First Amendment to the Computer Task Group, Incorporated Executive Supplemental Benefit Plan 1997 Restatement	(2) +
	4	Compensation Arrangements for the Named Executive Officers	##
	5	Employment Agreement, signed March 12, 2020, between the Registrant and John M. Laubacker	(8) +
	6	Computer Task Group, Incorporated First Employee Stock Purchase Plan, Amended and Restated as of September 16, 2021	(13) +
	7	Restated Computer Task Group, Incorporated 2010 Equity Award Plan	(4) +
	8	Computer Task Group, Incorporated Non-Employee Director Deferred Compensation Plan	(3) +
	9	Computer Task Group, Incorporated Indemnification Agreement (Directors)	(11) +
	10	Computer Task Group, Incorporated Indemnification Agreement (Executive Officers)	(11) +
	11	Officer Change in Control Agreement	(9) +
	12	Employment Agreement, dated March 1, 2019, between Computer Task Group, Incorporated, Computer Task Group Belgium NV and Filip J.L. Gydé	(7) +
	13	Annex to Employment Agreement dated March 1, 2019, between Computer Task Group, Incorporated, Computer Task Group Belgium NV and Filip J.L. Gydé	(7) +
	14	Computer Task Group, Incorporated 2020 Equity Award Plan	(10) +
	15	Credit Agreement, dated as of May 19, 2021, among Computer Task Group, Incorporated as borrower and certain other related entities as borrowers and guarantors, and Bank of America N.A., a national banking association, in its capacity as collateral agent and administrative agent for itself and certain secured parties, Bank of America N.A., as Sole Lead Arranger and Sole Book Runner	(12)
21.		Subsidiaries of the Registrant	#
23.		Consent of Independent Registered Public Accounting Firm	#
31.	1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#
	2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#
32.		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	##
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	#
101.SCH		Inline XBRL Taxonomy Extension Schema Document	#
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase	#
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase	#
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase	#
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document	#
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

References

#	Filed herewith
##	Furnished herewith
+	Management contract or compensatory plan or arrangement
(1)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference (file No. 001-09410 filed on March 7, 2007)
(2)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference (file No. 001-09410 filed on March 10, 2008)
(3)	Filed as Exhibit A to the Registrant's Proxy Statement on Schedule 14A, dated April 2, 2010, for its Annual Meeting of Shareholders held on May 12, 2010 (file No. 001-09410 filed on March 31, 2010)
(4)

Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2017, and incorporated herein by reference (file No. 001-09410 filed on October 26, 2017)

(5)	Filed as an Exhibit to the Registrant’s Form 8-K on February 15, 2018, and incorporated herein by reference (file No. 001-09410)
(6)	Filed as an Exhibit to the Registrant’s Form 8-K on January 3, 2019, and incorporated herein by reference (file No. 001-09410)
(7)	Filed as an Exhibit to the Registrant’s Form 8-K on March 4, 2019, and incorporated herein by reference (file No. 001-09410)
(8)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference (file No. 001-09410 filed on March 13, 2020)
(9)	Filed as an Exhibit to the Registrant’s Form 8-K on August 12, 2020, and incorporated herein by reference (file No. 001-09410)
(10)

Filed as an Exhibit to the Registrant's Proxy Statement on Schedule 14A dated August 13, 2020, for its Annual Meeting of Shareholders held on September 17, 2020 (file No. 001-09410 filed on August 13, 2020)

(11)	Filed as an Exhibit to the Registrant’s Form 8-K on November 12, 2020, and incorporated herein by reference (file No. 001-09410)
(12)	Filed as an Exhibit to the Registrant’s Form 8-K on May 19, 2021, and incorporated herein by reference (file No. 001-09410)
(13)

Filed as an Exhibit to the Registrant's Proxy Statement on Schedule 14A dated August 19, 2021, for its Annual Meeting of Shareholders held on September 16, 2021 (file No. 001-09410 filed on August 19, 2021)

Item 16.Form 10-K Summary

None.

COMPUTER TASK GROUP, INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at January 1	Additions		Deductions		Balance at December 31
2021
Accounts deducted from accounts receivable -
Allowance for doubtful accounts	$561	447	A	(427)	A	$581
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$7,664	207	B	(5,743)	B	$2,128

2020
Accounts deducted from accounts receivable -
Allowance for doubtful accounts	$84	595	A	(118)	A	$561
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$5,695	2,389	B	(420)	B	$7,664

2019
Accounts deducted from accounts receivable -
Allowance for doubtful accounts	$104	15	A	(35)	A	$84
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$5,590	886	B	(781)	B	$5,695

A

These balances primarily reflect additions to the allowance charged to expense resulting from the normal course of business, less deductions for recovery of accounts that were previously reserved, and additions and deductions for foreign currency translation

B

These balances primarily reflect additions or deductions to the valuation allowance associated with the U.S. deferred tax assets, reversal of the valuation allowance against the U.S., U.K. and India deferred tax assets, changes in foreign currency exchange rates, and deductions for expiring net operating loss carryforwards

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ Filip J.L. Gydé
Filip J.L. Gydé
President and Chief Executive Officer

Dated: March 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
(i)	Principal Executive Officer	President and Chief Executive Officer	March 14, 2022
/s/ Filip J.L. Gydé
Filip J.L. Gydé

(ii)	Principal Accounting and Principal Financial Officer	Executive Vice President, Chief Financial Officer, and Treasurer	March 14, 2022
/s/ John M. Laubacker
John M. Laubacker

(iii)	Directors

	/s/ Filip J.L. Gydé	Director	March 14, 2022
Filip J.L. Gydé

	/s/ James R. Helvey III	Chairman of the Board of Directors	March 14, 2022
James R. Helvey III

	/s/ David H. Klein	Director	March 14, 2022
David H. Klein

	/s/ Valerie Rahmani	Director	March 14, 2022
Valerie Rahmani

	/s/ Raj Rajgopal	Director	March 14, 2022
Raj Rajgopal

	/s/ Katie Stein	Director	March 14, 2022
Katie Stein