Form 10-Q
period 2022-04-01
COMPUTER TASK GROUP INC
filed 2022-05-10
CIK 23111

esidd

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	May 5, 2022
Common stock, par value $.01 per share	15,417,204

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended
	April 1, 2022	April 2, 2021
Revenue	$89,417	$97,129
Cost of services	68,822	76,362
Gross profit	20,595	20,767
Selling, general and administrative expenses	17,396	18,669
Operating income	3,199	2,098
Interest and other income	91	84
Interest and other expense	348	234
Income before income taxes	2,942	1,948
Provision for income taxes	702	440
Net income	$2,240	$1,508
Net income per share:
Basic	$0.16	$0.11
Diluted	$0.15	$0.10
Weighted average shares outstanding:
Basic	14,199	13,696
Diluted	14,977	14,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(Unaudited)

	For the Quarter Ended
	April 1, 2022	April 2, 2021
Net income	$2,240	$1,508

Foreign currency translation adjustment	(1,329)	(2,245)
Change in pension, net of taxes of $33 and $38 in the 2022 and 2021 first quarters, respectively	331	550
Other comprehensive loss	(998)	(1,695)

Comprehensive income (loss)	$1,242	$(187)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	April 1,	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$38,724	$35,584
Accounts receivable, net of allowances of $559 and $581 in 2022 and 2021, respectively	74,674	84,252
Prepaid and other current assets	3,065	2,849
Income taxes receivable	—	80
Total current assets	116,463	122,765
Property, equipment and capitalized software, net	4,777	5,242
Operating lease right-of-use assets	20,762	22,132
Deferred income taxes	4,763	4,946
Acquired intangibles, net	6,837	7,280
Goodwill	19,174	19,676
Cash surrender value of life insurance, net	3,756	4,018
Other assets	2,344	2,228
Investments	64	47
Total assets	$178,940	$188,334
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$12,444	$21,150
Accrued compensation	20,444	22,534
Advance billings on contracts	5,710	4,762
Short-term operating lease liabilities	6,199	6,444
Short-term deferred payroll taxes	3,508	3,508
Other current liabilities	7,621	6,585
Income taxes payable	197	—
Total current liabilities	56,123	64,983
Deferred compensation benefits	11,283	11,437
Long-term operating lease liabilities	14,379	15,612
Deferred income taxes	1,672	1,792
Other long-term liabilities	75	73
Total liabilities	83,532	93,897
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in 2022 and 2021	270	270
Capital in excess of par value	109,422	110,330
Retained earnings	110,282	108,042
Less: Treasury stock of 11,599,124 and 11,667,719 shares at cost, in 2022 and 2021, respectively	(106,628)	(107,265)
Accumulated other comprehensive loss	(17,938)	(16,940)
Total shareholders’ equity	95,408	94,437
Total liabilities and shareholders’ equity	$178,940	$188,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Quarter Ended
	April 1, 2022	April 2, 2021
Cash flow from operating activities:
Net income	$2,240	$1,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	716	854
Equity-based compensation expense	573	590
Deferred income taxes	135	(95)
Deferred compensation benefits	103	135
Changes in assets and liabilities that provide (use) cash, excluding the effects of acquisitions:
Accounts receivable	8,530	994
Prepaid and other current assets	(340)	(600)
Other long-term assets	(122)	(173)
Cash surrender value of life insurance	262	172
Accounts payable	(8,467)	(4,139)
Accrued compensation	(1,646)	2,267
Income taxes payable / receivable	271	40
Advance billings on contracts	998	1,140
Other current liabilities	1,153	(430)
Other long-term liabilities	2	(8)
Net cash provided by operating activities	4,408	2,255
Cash flow from investing activities:
Additions to property and equipment	(61)	(891)
Net cash used in investing activities	(61)	(891)
Cash flow from financing activities:
Proceeds from stock option plan exercises	90	223
Taxes remitted for shares withheld from equity-based compensation transactions	(971)	(96)
Proceeds from Employee Stock Purchase Plan	37	36
Net cash provided by (used in) financing activities	(844)	163
Effect of exchange rates on cash and cash equivalents	(363)	(868)
Net increase in cash and cash equivalents	3,140	659
Cash and cash equivalents at beginning of year	35,584	32,865
Cash and cash equivalents at end of quarter	$38,724	$33,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
Balances as of December 31, 2021	27,018	$270	$110,330	$108,042	11,668	$(107,265)	$(16,940)	$94,437
Employee Stock Purchase Plan share issuance	—	—	(2)	—	(4)	39	—	37
Stock Option Plan share issuance, net	—	—	(94)	—	(20)	184	—	90
Restricted stock plan share issuance/forfeiture	—	—	(1,385)	—	(45)	414	—	(971)
Equity-based compensation	—	—	573	—	—	—	—	573
Net income	—	—	—	2,240	—	—	—	2,240
Foreign currency adjustment	—	—	—	—	—	—	(1,329)	(1,329)
Pension loss adjustment, net of tax	—	—	—	—	—	—	331	331
Balances as of April 1, 2022	27,018	$270	$109,422	$110,282	11,599	$(106,628)	$(17,938)	$95,408

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
Balances as of December 31, 2020	27,018	$270	$109,407	$94,312	11,842	$(109,114)	$(15,367)	$79,508
Employee Stock Purchase Plan share issuance	—	—	(7)	—	(5)	43	—	36
Stock Option Plan share issuance, net	—	—	(387)	—	(82)	610	—	223
Restricted stock plan share issuance/forfeiture	—	—	(1,218)	—	(119)	1,122	—	(96)
Equity-based compensation	—	—	590	—	—	—	—	590
Net income	—	—	—	1,508	—	—	—	1,508
Foreign currency adjustment	—	—	—	—	—	—	(2,245)	(2,245)
Pension loss adjustment, net of tax	—	—	—	—	—	—	550	550
Balances as of April 2, 2021	27,018	$270	$108,385	$95,820	11,636	$(107,339)	$(17,062)	$80,074

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal period where the last day of each of the first three quarters is a Friday. The 2022 first quarter began on January 1, 2022 and ended on April 1, 2022. The 2021 first quarter began on January 1, 2021 and ended on April 2, 2021. There were 65 billable days in both the 2022 and 2021 first quarters.

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

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes, which could be impacted by existing market conditions and factors, including the COVID-19 pandemic and the unpredictability and severity of a civil unrest or outbreak of war or hostilities. Such estimates primarily relate to the recognition of revenue, leased assets and liabilities, the purchase accounting for acquisitions and the valuation of goodwill, the valuation allowance for deferred tax assets, actuarial assumptions including discount rates and expected return on assets, as applicable, for the Company’s defined benefit plans, the valuation of stock options and restricted stock for recording equity-based compensation expense, the allowance for doubtful accounts receivable, investment valuation, legal matters, other contingencies, and estimates of progress toward completion and direct profit or loss on contracts, as applicable. Management believes that the information and disclosures provided herein are adequate to present fairly the condensed consolidated financial position, results of operations, comprehensive income, cash flows, and shareholders’ equity of the Company.

There were no subsequent events as of the date of this filing from the end of the fiscal first quarter on April 1, 2022 that require recognition or disclosure in these unaudited interim condensed consolidated financial statements.

The Company operates in three segments within its business, North America IT Solutions and Services, Europe IT Solutions and Services, and Non-Strategic Technology Services. The Company provides information and technology-related services to its clients. CTG provides these services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. These services ensure that our clients utilize the right information technology to meet their business needs, maximize their IT systems’ value, and operate efficiently and effectively. A typical client is an organization with large, complex technology, information, and data processing requirements.

The segment revenue for the quarters ended April 1, 2022 and April 2, 2021 was as follows:

	For the Quarter Ended				Year-over-Year
(amounts in thousands)	April 1, 2022		April 2, 2021		Change
North America IT Solutions and Services	22.9%	$20,435	19.0%	$18,454	10.7%
Europe IT Solutions and Services	47.5%	42,478	47.4%	46,007	(7.7)%
Non-Strategic Technology Services	29.6%	26,504	33.6%	32,668	(18.9)%
Total	100.0%	$89,417	100.0%	$97,129	(7.9)%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarters ended April 1, 2022 and April 2, 2021 was as follows:

	For the Quarter Ended
	April 1, 2022	April 2, 2021
Technology service providers	23.8%	30.8%
Healthcare	17.4%	15.5%
Financial services	16.5%	17.0%
Manufacturing	13.9%	12.4%
Energy	5.3%	5.5%
General markets	23.1%	18.8%
Total	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters ended April 1, 2022 and April 2, 2021 was as follows:

	For the Quarter Ended
	April 1, 2022	April 2, 2021
Time-and-material	77.2%	79.1%
Progress billing	18.9%	18.4%
Percentage-of-completion	3.9%	2.5%
Total	100.0%	100.0%

The Company recorded revenue in the quarters ended April 1, 2022 and April 2, 2021 as follows:

For the Quarter Ended:	April 1, 2022		April 2, 2021		Year-over-Year Change
(amounts in thousands)
North America	51.7%	$46,262	51.0%	$49,504	(6.5)%
Europe	48.3%	43,155	49.0%	47,625	(9.4)%
Total	100.0%	$89,417	100.0%	$97,129	(7.9)%

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

Contract Balances

For time-and-material and progress billing contracts, the timing of the Company’s satisfaction of its performance obligations is consistent with the timing of payment. For these contracts, the Company has the right to payment in the amount that corresponds directly with the value of the Company’s performance to date. The Company uses the right to invoice practical expedient that allows the Company to recognize revenue in the amount for which it has the right to invoice for time-and-material and progress billing contracts. Bill schedules for fixed-price contracts are generally consistent with the Company’s performance in transferring control of the goods or services to the client. There are no significant financing components in our contracts with clients. Advance billings represent contract liabilities for cash payments received in advance of our performance. Unbilled receivables are reported within “accounts receivable” on the consolidated balance sheets. Accounts receivable and contract liability balances fluctuate based on the timing of the client’s billing schedule and the Company’s period-end date. There are no significant costs to obtain or fulfill contracts clients.

Transaction Price Allocated to Remaining Performance Obligations

As of April 1, 2022, the aggregate transaction price allocated to unsatisfied or partially unsatisfied performance obligations for fixed-price and all managed-support contracts was approximately $14.3 million and $55.2 million, respectively. Approximately $48.0 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2022, and approximately $21.5 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2023 and beyond. The Company uses the right to invoice practical expedient. Therefore, no disclosure is required for unsatisfied performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At April 1, 2022 and December 31, 2021, the carrying amounts of the Company’s cash of $38.7 million and $35.6 million, respectively, approximated fair value.

As described in Note 3 of the condensed consolidated financial statements, the Company acquired 100% of the equity of StarDust in the 2020 first quarter. Level 3 inputs were used to estimate the fair values of the assets acquired and liabilities assumed. The valuation techniques used to assign fair values to intangible assets included the relief-from-royalty and excess earnings methods.

The Company has recorded a contingent consideration liability related to the earn-out provision of which a portion will be payable in each period subject to the achievement by StarDust of consolidated direct profit targets for fiscal 2020 and 2021. There is no payout if the achievements are below the target threshold. The fair value of this contingent consideration liability is determined using level 3 inputs. The fair value assigned to the contingent consideration liability is determined using the real options method, which requires inputs such as consolidated direct profit forecasts, discount rate, and other market variables to assess the probability of StarDust achieving their revenue and EBIT targets. As of April 1, 2022, the fair value of the contingent consideration liability was determined to be zero as the consolidated direct profit targets were not met by StarDust for the fiscal year 2021.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies currently on 16 individuals, whose average age is 78 years old. Those policies have generated cash surrender value and the Company has taken loans against the policies. At April 1, 2022, the insurance policies that have been borrowed against have a gross cash surrender value of $28.5 million, outstanding loans and interest totaling $25.6 million, and a net cash surrender value of $2.9 million. At December 31, 2021, these insurance policies had a gross cash surrender value of $28.3 million, outstanding loans and interest totaling $25.2 million, and a net cash surrender value of $3.1 million. The net cash surrender values are included on the condensed consolidated balance sheets in “Cash surrender value of life insurance, net” under non-current assets.

At both April 1, 2022 and December 31, 2021, the total death benefit for the remaining policies was approximately $36.0 million. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $10.1 million after the payment of obligations, and, under current tax regulations, record a non-taxable gain of approximately $7.1 million.

Cash and Cash Equivalents, and Cash Overdrafts

For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. The Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment. In the event the Company has no available cash at the bank for which it writes its checks, the "change in cash overdraft, net" line item as presented on the condensed consolidated statement of cash flows, represents the increase or decrease in outstanding checks for a given period. The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250,000. As of April 1, 2022 and December 31, 2021, the Company has multiple accounts that carry balances in excess of this insurable limit. The Company’s cash in its foreign bank accounts is not insured.

Accounts Receivable Factoring

As part of our working capital management, the Company entered into a factoring agreement during the 2020 first quarter to sell certain trade accounts receivables associated with its largest client on a non-recourse basis to a third-party financial institution. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreement was approximately $4.5 million and $15.5 million in the quarters ended April 1, 2022 and April 2, 2021, respectively. Fees for the factoring arrangement were recorded in cost of services and were less than $0.1 million in each of the quarters ended April 1, 2022 and April 2, 2021, respectively.

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at April 1, 2022 and December 31, 2021 were recorded as follows:

(amounts in thousands)	April 1, 2022	December 31, 2021
Property, equipment and capitalized software	$14,431	$15,628
Accumulated depreciation and amortization	(9,654)	(10,386)
Property, equipment and capitalized software, net	$4,777	$5,242

The Company capitalizes software projects developed for commercial use. The change in the Company’s capitalized software cost balance during the quarters ended April 1, 2022 and April 2, 2021 was as follows:

	For the Quarter Ended
(amounts in thousands)	April 1, 2022	April 2, 2021
Capitalized software, beginning balance	$1,607	$2,397
Foreign currency translation	(34)	26
Capitalized software	$1,573	$2,423

Capitalized software amortization periods range from three to five years, and are evaluated periodically for propriety.

Amortization expense and accumulated amortization for these projects for the quarters ended April 1, 2022 and April 2, 2021 are as follows:

	For the Quarter Ended
(amounts in thousands)	April 1, 2022	April 2, 2021
Accumulated amortization, beginning balance	$978	$1,280
Amortization expense	72	135
Accumulated amortization	$1,050	$1,415

Guarantees

The Company has a number of guarantees in place in its European operations that support office leases and performance under government contracts. These guarantees totaled approximately $3.1 million at both April 1, 2022 and December 31, 2021, and have expiration dates ranging from April 2022 through October 2034.

Goodwill

The goodwill recorded on the Company's condensed consolidated balance sheet at April 1, 2022 relates to the acquisitions of Soft Company in 2018, Tech-IT in 2019, and StarDust in 2020. In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment exist in interim periods. There were no impairment indicators noted in the quarters ended April 1, 2022 and April 2, 2021.

The changes in the carrying amount of goodwill for the quarter ended April 1, 2022 was as follows:

(amounts in thousands)
Balance at December 31, 2021	$19,676
Foreign currency translation	(502)
Balance at April 1, 2022	$19,174

The Company’s goodwill at April 1, 2022 totaled $19.2 million, including $17.8 million in the Europe IT Solutions and Services segment and $1.4 million in the North America IT Solutions and Services segment. At December 31, 2021, the Company’s goodwill balance totaled $19.7 million, which included $18.3 million in the Company’s Europe IT Solutions and Services segment and $1.4 million in the North America IT Solutions and Services segment.

Acquired Intangible Assets

Acquired intangible assets at April 1, 2022 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 years	$1,532	$(1,426)	$(106)	$—
Technology	10 years	591	(122)	(5)	464
Customer relationships	7-13 years	10,496	(3,276)	(847)	6,373
Total		$12,619	$(4,824)	$(958)	$6,837

Acquired intangible assets at December 31, 2021 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 years	$1,532	$(1,454)	$(70)	$8
Technology	10 years	591	(110)	10	491
Customer relationships	7-13 years	10,496	(3,121)	(594)	6,781
Total		$12,619	$(4,685)	$(654)	$7,280

Estimated amortization expense for the remainder of 2022, the five succeeding years, and thereafter is as follows:

Year	Annual Amortization
(amounts in thousands)
2022 (remaining)	$749
2023	999
2024	999
2025	999
2026	999
2027	584
Thereafter	1,508
Total	$6,837

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

An earn-out of up to $1.1 million (€1.0 million based on a EUR into USD exchange rate of 1.1145) can be earned, a portion of which will be payable in each period subject to the achievement of consolidated direct profit targets for fiscal 2020 and 2021. Additionally, for each €10,000 of consolidated direct profit achieved above the target, an additional €1,000 can be earned, with no maximum limit. There is no payout if the achievement is below the target threshold. The fair value as of the March 3, 2020 acquisition date was determined to be $0.1 million. The fair value as of April 1, 2022 was determined to be zero as the consolidated direct profit targets were not met by StarDust for the fiscal year 2021.

The Company incurred amortization of intangible assets related to this acquisition of less than $0.1 million and $0.1 million in the 2022 and 2021 first quarters, respectively, which were recorded as a component of selling, general, and administrative expenses in the condensed consolidated statements of income. The purchase price allocation for this acquisition has been finalized.

4.	Net Income Per Share

Basic and diluted earnings per share (EPS) for the quarters ended April 1, 2022 and April 2, 2021 were as follows:

	For the Quarter Ended
(amounts in thousands, except per-share data)	April 1, 2022	April 2, 2021
Weighted-average number of shares outstanding during period	14,199	13,696
Common stock equivalents from incremental shares under equity-based compensation plans	778	1,248
Number of shares on which diluted earnings per share is based	14,977	14,944
Net income	$2,240	$1,508
Net income per share
Basic	$0.16	$0.11
Diluted	$0.15	$0.10

Weighted-average shares represent the average number of issued shares less treasury shares, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 0.5 million and 0.6 million shares of common stock were outstanding at April 1, 2022 and April 2, 2021, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.
5.	Lease Commitments

The Company records a right-of-use asset and liability for substantially all leases for which it is a lessee, in accordance with Topic 842 “Leases”. The Company is obligated under a number of long-term operating leases for office space and office equipment, and for automobiles leased in Europe.

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

Operating leases are included in the right-of-use lease assets, short-term lease liabilities, and long-term lease liabilities on the condensed consolidated balance sheets. The Company measures the operating lease liabilities at lease commencement date based on the present value of remaining lease payments using the rate implicit in the lease when readily determinable, or the Company’s secured incremental borrowing rate. The Company has made an accounting policy election not to recognize a lease liability or right-of-use asset for leases with a lease term of twelve months or less and do not include an option to purchase the underlying asset. The Company recognizes lease expense on a straight-line basis over the lease term and variable lease expense in the period incurred. Variable lease cost consists primarily of common-area maintenance, insurance, and taxes, which are paid based on actual costs incurred by the lessor. Operating lease cost for both the 2022 and 2021 first quarters was $1.8 million. In both the 2022 and 2021 first quarters, the Company incurred variable lease cost of $0.1 million, and also incurred short-term lease costs of $0.1 million.

Maturities for the Company’s lease liabilities for all operating leases as of April 1, 2022 are as follows:

Total
Year	Operating Leases
(amounts in thousands)
2022 (remaining)	$4,838
2023	5,001
2024	3,442
2025	2,312
2026	1,711
2027 & thereafter	4,493
Total undiscounted operating lease payments	21,797
Less: Interest	(1,219)
Total present value of operating lease liabilities	$20,578

The weighted average remaining lease terms and discount rates for all operating leases as of April 1, 2022 and April 2, 2021 were as follows:

	April 1, 2022	April 2, 2021
Weighted average remaining lease term (years)	5.89	6.40
Weighted average remaining discount rate	2.12%	2.00%

Supplemental cash flow information related to the Company’s operating leases for the first quarter of 2022 is as follows:

(amounts in thousands)	April 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$1,821
Right-of-use assets obtained in exchange for new operating lease liabilities	513

6.	Debt

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

At both April 1, 2022 and December 31, 2021, there were no amounts outstanding under the Credit Agreement. The Company borrows or repays its debts as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

There were no borrowings during the 2022 and 2021 first quarters.

Under the Credit Agreement, the Company is required to meet one financial covenant in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenant is measured quarterly, and at April 1, 2022 represented a fixed charge coverage ratio, where for the trailing twelve months the consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for, amongst other items, equity-based compensation and severance expenses, must be greater than 1.0 times the consolidated interest expense paid in cash and any scheduled principal payments. The fixed charge coverage ratio is only tested if availability, subject to a maximum of the commitment of $50.0 million, on the measurement date is less than the greater of 12.5% of the total loan availability or $5.0 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves for each country included in the Credit Agreement (the United States, Belgium, and Luxembourg). Receivable balances from our largest client, IBM, have been removed from the Credit

Agreement as collateral, as the Company had entered into a factoring arrangement for those receivables. Total availability as of April 1, 2022 was approximately $36.2 million. The Company’s compliance with its financial covenant was not required to be tested at April 1, 2022 as the availability under the Credit Agreement was in excess of 12.5% of the total loan availability. The Company was in compliance with its applicable covenants under the previous Credit and Security Agreement at April 2, 2021.

7.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at April 1, 2022 and December 31, 2021 are as follows:

(amounts in thousands)	April 1, 2022	December 31, 2021
Foreign currency translation adjustment	$(9,026)	$(7,697)
Pension loss, net of tax of $786 in 2022 and $819 in 2021	(8,912)	(9,243)
Accumulated other comprehensive loss	$(17,938)	$(16,940)

During the 2022 and 2021 first quarters, actuarial losses were amortized to expense as follows:

	For the Quarter Ended
(amounts in thousands)	April 1, 2022	April 2, 2021
Amortization of actuarial losses	$130	$124
Income tax	(21)	(10)
Net of tax	$109	$114

The amortization of both prior service cost and actuarial losses, with the exception of the actuarial gains related to the post retirement benefit plan, are included in determining net periodic pension cost. See note 9, "Deferred Compensation and Other Benefits" for additional information.

8.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2022 and 2021 first quarter ETR was 23.9% and 22.6%, respectively.

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

The Company maintains an unfunded pension plan related to the current Soft Company employees (FDBP). The Company does not anticipate making contributions to the plan. No benefit payments were made in 2021 and less than $0.1 million are expected to be paid in 2022.

The Company also maintains an unfunded pension plan related to the current StarDust employees (SDBP). The Company does not anticipate making contributions to this plan. No benefit payments were made in 2021 and none are expected to be paid in 2022.

Net periodic pension cost for the quarters ended April 1, 2022 and April 2, 2021 for the plans is as follows:

	For the Quarter Ended
(amounts in thousands)	April 1, 2022	April 2, 2021
Service cost	$109	$127
Interest cost	89	51
Expected return on assets	(170)	(179)
Amortization of actuarial loss	131	125
Net periodic pension cost	$159	$124

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see Note 2 for “Life Insurance Policies”). The Company does not anticipate contributing to the plan other than for benefit payments as required in 2022 and future years. In both the 2022 and 2021 first quarters, the Company made benefit payments totaling approximately $0.1 million, and expects to make payments in 2022 totaling approximately $0.5 million.

As the NDBP was curtailed for additional contributions in January 2003, no contributions were made in 2021 and none are expected to be made in 2022. The assets for the NDBP are held by Aegon, a financial services firm located in the Netherlands. The Company maintains a contract with Aegon to insure future benefit payments of the NDBP; however, due to certain terms of the agreement and potential obligations to the Company, the NDBP has not been settled. The benefit payments to be made in 2022 are expected to be paid by Aegon from plan assets. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the contractual value of the NDBP at any point in time. The fair value of the assets is determined using a Level 3 methodology (see Note 2 for “Fair Value”). In 2022, the plan investments have a targeted minimum return to the Company of 4.0%, which is consistent with historical returns and the 4.0% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, intends to maintain the current investment strategy of investing plan assets solely in government bonds throughout 2022.

The BDBP is considered fully funded. The Company made contributions of $0.2 million in both the 2022 and 2021 first quarters. The Company made benefit payments totaling less than $0.1 million in both the 2022 and 2021 first quarters, and expects to make payments in 2022 totaling $0.1 million.

The assets for the BDBP are held by Allianz, a financial services firm located in Belgium. The Company maintains a contract with Allianz to insure future benefit payments of the BDBP. Contributions made by the Company to Allianz are based on employees’ current salaries. The benefit payments to be made in 2022 are expected to be paid by Allianz from plan assets. The assets for the plan are included in the overall portfolio of assets held by Allianz. The fair market value of the plan’s assets equals the contractual value of the BDBP in any given year (which is the mathematical reserve held by Allianz). The fair value of the assets is determined using a Level 3 methodology (see Note 2 “Fair Value”). Allianz does not guarantee a minimum return on the plan investments, whereas Belgian law sets a minimum return to be guaranteed to the participants of the plan.

The Company maintains various other defined contribution retirement plans covering European employees. Company contributions charged to operations were $0.1 million in both the 2022 and 2021 first quarters.

The change in the fair value of plan assets for the plans for the quarters ended April 1, 2022 and April 2, 2021 was as follows:

	For the Quarter Ended
(amounts in thousands)	April 1, 2022	April 2, 2021
Fair value of plan assets at beginning of period	$19,956	$20,654
Return on plan assets	170	179
Contributions	295	298
Benefits paid	(258)	(225)
Effect of exchange rate changes	(486)	(840)
Fair value of plan assets at end of quarter	$19,677	$20,066

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made no cash contributions in either the 2022 or 2021 first quarters for amounts earned in the previous year. Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were no stock units purchased during the 2022 or 2021 first quarters.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. The Company made cash contributions of less than $0.1 million during the 2022 first quarter and made no cash contributions in the 2021 first quarter. The remaining contributions deposited in the director’s accounts in the 2022 and 2021 first quarters consisted of equity grants from the 2020 Equity Award Plan. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.
10.	Equity-based Compensation

During the 2022 and 2021 first quarters, the Company granted restricted stock totaling 151,556 and 134,592 shares. All grants in 2022 and 2021 were funded out of treasury stock.

Director Board fees are paid in part with quarterly grants of stock units. Of the total shares granted during the 2022 first quarter, 12,335 shares represented restricted stock units that were granted to Board members. The shares vest over the quarter in which they were granted and the Company is expensing these grants as such. Grants of similar units to the Board members totaled 14,718 restricted stock units in the 2021 first quarter.

Of the shares granted in the 2022 first quarter, 139,221 shares were granted to senior management, of which 92,815 shares included a performance condition. The shares will only vest, in part, to senior management if at least 80% of a three-year cumulative target for diluted earnings per share is met for the three-year period ended December 31, 2024. If at least 80% of the three-year EPS target is not met, the grants will expire. Of the shares granted during 2021 first quarter, 119,874 were granted to senior management, of which 79,917 shares included a performance condition. The shares will only vest in part, to senior management if at least 80% of a three-year cumulative target for diluted earnings per share is met for the three-year period ended December 31, 2023. If at least 80% of the three-year EPS target is not met, the grants will expire.

There were no other shares granted during the 2022 and 2021 first quarters.

The restricted shares granted are considered outstanding, can be voted, and are eligible to receive dividends in the event any are paid. However, these shares do not include a non-forfeitable right for the holder to receive dividends and none will be paid in the event the awards do not vest. Accordingly, only vested shares of outstanding restricted stock are included in the basic earnings per share calculation. The shares and share units granted in 2022 and 2021 were from the 2020 Equity Award Plan.

A total of 134,790 stock options were granted during the 2022 first quarter on March 18, 2022 from the 2020 Equity Award Plan. The options have a fair value of $3.14 per share using the Black-Scholes valuation model. The assumptions used to calculate the fair value include the price on the date of grant of $9.12 per option, an expected life of 3.4 years, expected volatility of 44.6%, an expected dividend yield of zero, and a risk free rate of 2.1%. The options vest ratably over three years, and are being expensed over that period. A total of 105,906 options were granted during the 2021 first quarter on March 24, 2021 from the 2020 Equity Award Plan. The options have a fair value of $3.46 per share using the Black-Scholes valuation model. The assumptions used to calculate the fair value include the price on the date of grant of $9.17 per option, an expected life of 5.1 years, expected volatility of 41.9%, an expected dividend yield of zero, and a risk free rate of 0.8%.

11.	Treasury Stock

The Company’s Board of Directors has previously authorized the repurchase of up to $30.0 million of the Company’s stock. The Company did not purchase shares for treasury during the 2022 or 2021 first quarters. As of April 1, 2022 and April 2, 2021, the Company had approximately $7.7 million left in its current stock repurchase authorization.

The Company issued 171,556 shares during the 2022 first quarter to fulfill the requirements from the grant of restricted shares or units and the exercise of stock options.

The Company issued 244,988 shares during the 2021 first quarter to fulfill the share requirements from purchases of stock in the Non-Employee Director Deferred Compensation Plan, the grant of restricted shares or units, or the exercise of stock options.

12.	Significant Clients

In the 2022 first quarter, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $16.5 million or 18.5% of consolidated revenue compared with $19.6 million or 20.2% of consolidated revenue in the comparable 2021 period. The National Technical Services Agreement with IBM expires on October 27, 2023. The Company’s accounts receivable from IBM at April 1, 2022 and December 31, 2021 totaled $18.6 million and $8.9 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2022 or 2021 first quarters.
13.	Segment Information

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

Accordingly, the Company now reports its operations in three segments within its business: North America IT Solutions and Services, Europe IT Solutions and Services, and Non-Strategic Technology Services.

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

The operating results for the Company’s segments for the quarters ended April 1, 2022 and April 2, 2021 were as follows:

Quarter Ended April 1, 2022	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$20,435	$42,478	$26,504	$89,417
Direct costs	13,573	31,998	23,251	68,822
Gross profit	6,862	10,480	3,253	20,595
Operating expenses	3,130	5,229	810	9,169
Contribution profit	$3,732	$5,251	$2,443	11,426
General and administrative expenses				8,227
Operating income				$3,199

Quarter Ended April 2, 2021	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$18,454	$46,007	$32,668	$97,129
Direct costs	12,442	34,790	29,130	76,362
Gross profit	6,012	11,217	3,538	20,767
Operating expenses	3,157	5,483	1,315	9,955
Contribution profit	$2,855	$5,734	$2,223	10,812
General and administrative expenses				8,714
Operating income				$2,098

Depreciation allocated to Europe IT Solutions and Services totaled $0.2 million in each of the quarters ended April 1, 2022 and April 2, 2021. Depreciation allocated to North America IT Solutions and Services totaled $0.1 million in each of the quarters ended April 1, 2022 and April 2, 2021. Depreciation allocated to Non-Strategic Technology Services was less than $0.1 million in each of the quarters ended April 1, 2022 and April 2, 2021.

The Company has not provided any other expense or asset information for each of its segments as the Company’s CEO, who is the chief operating decision maker, does not use this information in any way to make resource decisions or to manage the segments. The Company does not prepare balance sheet or statement of cash flow information for its segments.

The Company’s goodwill at April 1, 2022 totaled $19.2 million, including $17.8 million in the Europe IT Solutions and Services segment and $1.4 million in the North America IT Solutions and Services segment. At December 31, 2021, the Company’s goodwill balance totaled $19.7 million, which included $18.3 million in the Company’s Europe IT Solutions and Services segment and $1.4 million in the North America IT Solutions and Services segment.

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
•

unpredictability and severity of catastrophic events, including acts of terrorism, outbreak of war or hostilities, civil unrest, adverse climate or weather events and pandemics or other public health emergencies, as well as our response to any of the aforementioned factors, and

•

the risks described in Item 1A of the Company’s most recently filed annual report on Form 10-K and from time to time in the Company's other reports filed with the Securities and Exchange Commission (SEC). These may be obtained through the Securities and Exchange Commission’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at www.sec.gov.

Industry Trends

The Company’s services include information and technology-related solutions. CTG provides these services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. These services ensure that our clients utilize the right information technology to meet their business needs, maximize their IT systems’ value, and operate efficiently and effectively. A typical client is an organization with large, complex technology, information, and data processing requirements.

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarters ended April 1, 2022 and April 2, 2021 was as follows:

	For the Quarter Ended
	April 1, 2022	April 2, 2021
Technology service providers	23.8%	30.8%
Healthcare	17.4%	15.5%
Financial services	16.5%	17.0%
Manufacturing	13.9%	12.4%
Energy	5.3%	5.5%
General markets	23.1%	18.8%
Total	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters ended April 1, 2022 and April 2, 2021 was as follows:

	For the Quarter Ended
	April 1, 2022	April 2, 2021
Time-and-material	77.2%	79.1%
Progress billing	18.9%	18.4%
Percentage-of-completion	3.9%	2.5%
Total	100.0%	100.0%

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

Accordingly, the Company now reports its operations in three segments within its business: North America IT Solutions and Services, Europe IT Solutions and Services, and Non-Strategic Technology Services.

CTG’s revenue by segment for the quarters ended April 1, 2022 and April 2, 2021 was as follows:

(amounts in thousands)	April 1, 2022	April 2, 2021
North America IT Solutions and Services	$20,435	$18,454
Europe IT Solutions and Services	42,478	46,007
Non-Strategic Technology Services	26,504	32,668
Total	$89,417	$97,129

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	April 1, 2022		April 2, 2021
(amounts in thousands)
Revenue	100.0%	$89,417	100.0%	$97,129
Cost of services	77.0%	68,822	78.6%	76,362
Gross profit	23.0%	20,595	21.4%	20,767
Selling, general and administrative expenses	19.4%	17,396	19.2%	18,669
Operating income	3.6%	3,199	2.2%	2,098
Interest and other expense, net	(0.3)%	(257)	(0.2)%	(150)
Income before income taxes	3.3%	2,942	2.0%	1,948
Provision for income taxes	0.8%	702	0.4%	440
Net income	2.5%	$2,240	1.6%	$1,508

The Company’s operating segments recorded revenue in the quarters ended April 1, 2022 and April 2, 2021 as follows:

	For the Quarter Ended				Year-over-Year
(amounts in thousands)	April 1, 2022		April 2, 2021		Change
North America IT Solutions and Services	22.9%	$20,435	19.0%	$18,454	10.7%
Europe IT Solutions and Services	47.5%	42,478	47.4%	46,007	(7.7)%
Non-Strategic Technology Services	29.6%	26,504	33.6%	32,668	(18.9)%
Total	100.0%	$89,417	100.0%	$97,129	(7.9)%

On a consolidated basis, North America IT Solutions and Services revenue increased approximately $2.0 million year-over-year to $20.4 million, or 22.9% of consolidated revenue in the 2022 first quarter. This compares with $18.5 million or 19.0% in the corresponding 2021 period. The increase in North America IT Solutions and Services revenue in the 2022 first quarter was primarily due to the investments made in business development over the past several years.

Europe IT Solutions and Services revenue decreased $3.5 million to $42.5 million and represented 47.5% of consolidated revenue in the 2022 first quarter. This compares with $46.0 million or 47.4% of revenue in the corresponding 2021 period. The Europe IT Solutions and Services revenue decrease in the 2022 first quarter was primarily due to the weakness of the value of the Euro as compared with the U.S. dollar. Approximately 98% of European revenue for the Company is in this segment, and 2% is in the Non-Strategic Technology Services segment. If there had been no change in the foreign currency exchange rates year-over-year, revenue overall for the Company would have been approximately $3.1 million higher.

The Non-Strategic Technology Services revenue decreased $6.2 million to $26.5 million and represented 29.6% of consolidated revenue in the 2022 first quarter. This compares with $32.7 million or 33.6% of revenue in the corresponding 2021 period. The Non-Strategic Technology Services revenue decrease in the 2022 first quarter was primarily due to the Company continuing to disengage from a number of low margin, non-core staffing engagements in North America.

The Company recorded revenue by geography in the quarters ended April 1, 2022 and April 2, 2021 as follows:

For the Quarter Ended:	April 1, 2022		April 2, 2021		Year-over-Year Change
(amounts in thousands)
North America	51.7%	$46,262	51.0%	$49,504	(6.5)%
Europe	48.3%	43,155	49.0%	47,625	(9.4)%
Total	100.0%	$89,417	100.0%	$97,129	(7.9)%

There were 65 billable days in both the 2022 and 2021 first quarters. Reimbursable expenses billed to clients and included in revenue totaled $0.4 million and $0.5 million in the 2022 and 2021 first quarters, respectively.

The Company’s strategic plan includes investing in IT solutions-based business development, marketing and solutions resources as part of a concerted effort to increase the mix of solutions services within its total revenue. Generally, solutions services have much higher bill rates and produce higher profits than IT staffing services. Additionally, within solutions, the Company is focused on expanding the digital solutions it provides, including cloud related activities, robotic process automation and artificial intelligence, in response to the demand in the end markets where services are provided.  Finally, as a third part of its plan, the Company is focused on disengaging from its lowest margin staffing business, which are included in the Non-Strategic Technology Services segment.

The COVID-19 pandemic had limited financial impact on the Company’s operations in the 2022 first quarter as compared with the 2021 first quarter. The Company did not experience additional headcount reductions or project cancellations during the 2022 first quarter, although client demand for Non-Strategic Technology Services continued to be low. At this time, although the COVID-19 pandemic continues to affect all of the countries where the Company has operations, there is no clear visibility into the potential magnitude of a downturn in operations that could negatively affect financial results for the remainder of 2022.

The Company previously participated in government-sponsored programs in its European operations, including Belgium, France and Luxembourg, that partially reimbursed the Company for employees who have been made idle as a result of the COVID-19 pandemic. This included employees that were previously billable on an engagement, but the client made a decision to stop or end a project before completion. The benefit to the Company’s European operations was diminished subsequent to August 2020, including throughout the 2021 first quarter, as the respective governments reduced the reimbursements under these programs. There was no benefit recorded in the first quarter of 2022. In the 2021 first quarter, the Company believes that if these employees had remained billable, the revenue that they would have generated would have approximated the reimbursements received from the various European governments.

The Company includes all billable consultants, consisting of both employees and subcontractors, and its support services in its headcount totals. CTG’s headcount at April 1, 2022 was approximately 3,250, down from approximately 3,700 at April 2, 2021, and a decrease from approximately 3,450 at December 31, 2021. The decrease in headcount year-over-year is primarily due to the Company moving away from its lowest margin staffing business, and lower demand due to the COVID-19 pandemic in the Company’s Non-Strategic Technology Services business.

The revenue decrease in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was impacted in the 2022 first quarter by the strength of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, the currency used in the United Kingdom. If there had been no change in these exchange rates from the 2022 first quarter to the 2021 first quarter, total European revenue and operating income would have been approximately $3.1 million and $0.2 million higher, respectively.

In the 2022 first quarter, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $16.5 million or 18.5% of consolidated revenue compared with $19.6 million or 20.2% of consolidated revenue in the comparable 2021 period. The National Technical Services Agreement with IBM expires on October 27, 2023. The Company’s accounts receivable from IBM at April 1, 2022 and December 31, 2021 totaled $18.6 million and $8.9 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2022 or 2021 first quarters.

The Company recorded operating results in the quarters ended April 1, 2022 and April 2, 2021 in its operating segments as follows:

North America IT Solutions and Services
(amounts in thousands)	April 1, 2022	April 2, 2021	Change
Revenue	100.0%	100.0%	—
Direct costs	66.4%	67.4%	(1.0)%
Gross margin	33.6%	32.6%	1.0%
Operating expenses	15.3%	17.1%	(1.8)%
Contribution margin	18.3%	15.5%	2.8%

Europe IT Solutions and Services
(amounts in thousands)	April 1, 2022	April 2, 2021	Change
Revenue	100.0%	100.0%	—
Direct costs	75.3%	75.6%	(0.3)%
Gross margin	24.7%	24.4%	0.3%
Operating expenses	12.3%	11.9%	0.4%
Contribution margin	12.4%	12.5%	(0.1)%

Non-Strategic Technology Services
(amounts in thousands)	April 1, 2022	April 2, 2021	Change
Revenue	100.0%	100.0%	—
Direct costs	87.7%	89.2%	(1.5)%
Gross margin	12.3%	10.8%	1.5%
Operating expenses	3.1%	4.0%	(0.9)%
Contribution margin	9.2%	6.8%	2.4%

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 66.4% and 67.4% of revenue in the North America IT Solutions and Services segment in the 2022 and 2021 first quarter, respectively, and 75.3% and 75.6% in the Europe IT Solutions and Services segment in the 2022 and 2021 first quarter, respectively.  The decrease in direct costs year-over-year in both segments was due to a concerted effort to deliver higher margin, digital services in these segments. Direct costs in the Non-Strategic Technology Services segment were 87.7% and 89.2% in the 2022 and 2021 first quarter, respectively. This reduction in direct costs was a result of the Company continuing to disengage from its lowest margin IT staffing services as part of its strategic plan.

Selling, general and administrative (“SG&A”) expenses were 19.4% of revenue in the 2022 first quarter as compared with 19.2% in the corresponding 2021 period. The increase in SG&A expenses as a percentage of revenue in the 2022 first quarter as compared with the prior year period was due to a loss of operating leverage resulting from lower revenue in the quarter, as SG&A expense declined $1.3 million year-over-year.

Consolidated operating income was 3.6% of revenue in the 2022 first quarter, compared with 2.2% of revenue in the 2021 first quarter.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2022 and 2021 first quarter ETR was 23.9% and 22.6%, respectively.

Net income was $0.15 per diluted share in the 2022 first quarter as compared with $0.10 per diluted share in the 2021 first quarter. Diluted earnings per share was calculated using 15.0 million and 14.9 million weighted-average equivalent shares outstanding in the quarters ended April 1, 2022 and April 2, 2021, respectively.

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

Income Taxes—Valuation Allowances on Deferred Tax Assets

At April 1, 2022, the Company had a total of approximately $6.9 million of deferred tax assets offset by a valuation allowance of approximately $2.1 million, resulting in a net deferred tax asset of approximately $4.8 million. Additionally, the Company had approximately $1.7 million of deferred tax liabilities recorded on its condensed consolidated balance sheet. The deferred tax assets and liabilities primarily consist of deferred compensation, loss carryforwards, and state taxes.

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

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. The analysis the Company prepares requires significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance. Any further change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the 2022 first quarter would have increased or decreased net income by approximately $29,400.

Goodwill Valuation

As of April 1, 2022, goodwill recorded on the Company's consolidated balance sheet totaled $19.2 million, which relates to the acquisitions completed by the Company in 2018, 2019, and 2020. The acquisition of Soft Company in 2018 and StarDust in 2020 are in the France reporting unit, while the 2019 acquisition of Tech-IT is in the Luxembourg reporting unit. During 2021, $1.4 million of goodwill was allocated to the North America IT Solutions and Services segment, while the balance of $17.8 million remains in the Europe IT Solutions and Services segment. There was no impairment prior to or after the allocation of goodwill to the North America IT Solutions and Services segment.

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

Finally, we compared our estimates of fair value to the consolidated Company’s October 2021 month-end total public market capitalization, which included factoring in the business operations that do not have goodwill, and assessed implied control premiums. Based on the results of this analysis, we concluded that the estimated fair value determined under our approach for the annual goodwill impairment test for our France and Luxembourg reporting units in October 2021 was reasonable, and continues to be reasonable at the end of the 2022 first quarter.

We concluded that the goodwill assigned to the France and Luxembourg reporting units as of October 2021 were not impaired, and that they continue to not be impaired as of April 1, 2022 as no impairment triggering events have been noted subsequently through the end of the 2022 first quarter. However, the estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on current available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events. In the event the business significantly under achieves its goals for revenue and profit growth in the future, the carrying value for this business unit may not be supportable using a discounted cash flow projection, and an impairment charge may exist.

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

Financial Condition and Liquidity

Cash provided by operating activities was $4.4 million in the 2022 first quarter compared with $2.3 million in the 2021 corresponding period. In 2022, net income was $2.2 million, while other non-cash adjustments, primarily consisting of depreciation and amortization expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $1.5 million. In 2021, net income was $1.5 million, while the corresponding non-cash adjustments totaled $1.5 million.

The accounts receivable balance decreased $8.5 million in 2022 and $1.0 million in 2021. The decrease in accounts receivable in 2022 was due to the Company receiving payment on a large outstanding receivable balance from a project completed in the 2021 fourth quarter. The Company has a factoring agreement with its largest customer whereby invoices due in 90 days can be paid in as little as 15 days. During the 2022 first quarter, the Company factored approximately $4.5 million, compared with $15.5 million in the prior year first quarter. Days sales outstanding (DSO) was 76 days at April 1, 2022 and 71 days at April 2, 2021. The increase in DSO was a result of a $11.0 million decrease in factoring amounts in 2022 as compared with 2021.

Prepaid and other current assets increased $0.3 million and increased $0.6 million in the 2022 and 2021 periods, respectively, due to the timing of payments made early in each respective year that are then expensed throughout the year.

The accounts payable balance decreased $8.5 million and decreased $4.1 million in the 2022 and 2021 periods, respectively, primarily due to the timing of certain payments near the end of the first quarter of each year as compared with the prior year-end. Accrued compensation decreased $1.6 million and increased $2.3 million in the 2022 and 2021 periods, respectively. The 2022 decrease is primarily due to an overall decrease in headcount of approximately 450 year-over-year. The 2021 increase is primarily due to a change in the pay cycle in the U.S. where the first quarter did not end on a pay date in 2021. Advance billings on contracts increased $1.0 million in 2022 and $1.1 million in 2021, respectively. The change in advance billings in any given period is determined by the nature and type of existing projects, and the advance payments associated with those projects. Other current liabilities increased $1.2 million in 2022 due to the timing of vendor invoices received at the end of the quarter as compared with the prior year-end.

Investing activities used $0.1 million and $0.9 million of cash in the 2022 and 2021 periods, respectively, for additions to property, equipment, and capitalized software. During late 2021, the Company purchased a number of laptops to ensure it would have an adequate supply on hand given the global chip shortage which has impacted the lead time for the production of computer and related equipment.  Accordingly, the Company purchased few laptops during the 2022 first quarter.  The Company does not expect this low level of additions to property and equipment to be indicative of the rest of the year. The Company has no significant commitments for the purchase of property and equipment at April 1, 2022.

Financing activities used $0.8 million of cash in 2022 and provided $0.2 million in 2021. Cash received from the exercise of stock options and from an employee stock purchase plan totaled approximately $0.1 million in 2022 and $0.3 million in 2021. There were no borrowing or repayments on the Company’s revolving credit line in 2022 and 2021. Payments made to taxing authorities that represent the value of shares withheld for taxes in employee equity-based compensation transactions totaled $1.0 million and less than $0.1 million in the 2022 and 2021 periods, respectively. The significant increase in 2022 was due to the vesting of the performance grants issued to the management team in 2019. The Company did not repurchase shares for treasury under its buyback program in either of the 2022 or 2021 first quarters. As of April 1, 2022, $7.7 million was available under the Company's authorization to purchase shares in future periods.

The Credit Agreement has a five-year term that expires in May 2026.  Under this Credit Agreement, the Company can borrow up to $50.0 million depending on collateral availability.  The Credit Agreement is collateralized by the Company’s accounts receivable in the United States, Belgium and Luxembourg.  Interest rates range from 1.5% to 2.0%

over LIBOR or EURIBOR loans, and 0.5% to 1.0% over base rate (prime rate) loans. The London Interbank Offered Rate (“LIBOR”), the interest rate benchmark used as a reference rate on our Credit Agreement, began being phased out at the beginning of calendar year 2022, with the one-month LIBOR, which we utilize as a reference rate, scheduled to cease immediately after June 30, 2023.  A reference rate based on the Secured Overnight Financing Rate (“SOFR”), and other alternative benchmark rates, are replacing LIBOR. The Company can borrow under the agreement at either rate at its discretion. The Company’s previous Credit and Security Agreement was terminated during the 2021 second quarter.

At both April 1, 2022 and December 31, 2021, there were no amounts outstanding under the Credit Agreement. The Company borrows or repays its debts as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. There were no borrowings during the 2022 and 2021 first quarters.

Under the Credit Agreement, the Company is required to meet one financial covenant in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenant is measured quarterly, and at April 1, 2022, represented a fixed charge coverage ratio, where for the trailing twelve months the consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for, amongst other items, equity-based compensation and severance expenses, must be greater than 1.0 times the consolidated interest expense paid in cash and any scheduled principal payments. The fixed charge coverage ratio is only tested if availability, subject to a maximum of the commitment of $50.0 million, on the measurement date is less than the greater of 12.5% of the total loan availability or $5.0 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves for each country included in the Credit Agreement (the United States, Belgium, and Luxembourg). Receivable balances from our largest client, IBM, have been removed from the Credit Agreement as collateral, as the Company had entered into a factoring arrangement for those receivables. Total availability as of April 1, 2022 was approximately $36.2 million. The Company’s compliance with its financial covenant was not required to be tested at April 1, 2022 as availability under the Credit Agreement was in excess of 12.5% of the total loan availability. The Company was in compliance with its applicable covenants under the previous Credit and Security Agreement at April 2, 2021.

Of the total cash and cash equivalents reported on the condensed consolidated balance sheet at April 1, 2022 of $38.7 million, approximately $22.3 million was held by the Company’s foreign operations. Earnings are considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and does not intend to do so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

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

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in the 2022 or 2021 first quarters other than guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $3.1 million at April 1, 2022.

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

The revenue decrease in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was impacted in the 2022 first quarter by the strength of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, the currency used in the United Kingdom. If there had been no change in these exchange rates from the 2021 first quarter to the 2022 first quarter, total European revenue would have been approximately $3.1 million higher, and operating income would have been higher by $0.2 million.

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

Changes in Internal Control Over Financial Reporting

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on April 1, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes in the Company's risk factors from those previously disclosed in the Company's Form 10-K for the period ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved a total authorization for stock repurchases of $30.0 million.

The information below includes shares withheld by or surrendered to the Company to satisfy tax withholding obligations associated with employee equity awards.  The information for the fiscal first quarter of 2022 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased under the Plan or Program
January 1 - January 31	—	$—	—	$7,727,724
February 1 - February 28	—	$—	—	$7,727,724
March 1 - April 1	106,391	$9.13	—	$7,727,724
Total	106,391		—

**	Excludes broker commissions

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

The Company has set the date for its Annual Meeting of Shareholders as September 20, 2022.  The record date for the determination of shareholders entitled to vote at this annual meeting will be the close of business on August 5, 2022.

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

Date: May 10, 2022