Form 10-Q
period 2022-07-01
COMPUTER TASK GROUP INC
filed 2022-08-08
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	August 3, 2022
Common stock, par value $.01 per share	15,519,191

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Revenue	$82,759	$92,164	$172,176	$189,293
Cost of services	63,009	71,785	131,831	148,147
Gross profit	19,750	20,379	40,345	41,146
Selling, general and administrative expenses	16,577	17,578	33,973	36,247
Operating income	3,173	2,801	6,372	4,899
Interest and other income	99	110	190	194
Interest and other expense	484	366	832	600
Income before income taxes	2,788	2,545	5,730	4,493
Provision for income taxes	748	712	1,450	1,152
Net income	$2,040	$1,833	$4,280	$3,341
Net income per share:
Basic	$0.14	$0.13	$0.30	$0.24
Diluted	$0.13	$0.12	$0.28	$0.22
Weighted average shares outstanding:
Basic	14,419	13,845	14,309	13,770
Diluted	15,122	14,972	15,050	14,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net income	$2,040	$1,833	$4,280	$3,341

Foreign currency translation adjustment	(3,238)	254	(4,567)	(1,991)
Change in pension, net of taxes of $45 and $1 in the 2022 and 2021 second quarters, respectively, and $78 and $39 in the first two quarters of 2022 and 2021, respectively	580	56	911	606
Other comprehensive income (loss)	(2,658)	310	(3,656)	(1,385)

Comprehensive income (loss)	$(618)	$2,143	$624	$1,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	July 1,	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$35,479	$35,584
Accounts receivable, net of allowances of $367 and $581 in 2022 and 2021, respectively	76,622	84,252
Prepaid and other current assets	3,146	2,849
Income taxes receivable	—	80
Total current assets	115,247	122,765
Property, equipment and capitalized software, net	4,376	5,242
Operating lease right-of-use assets	19,005	22,132
Deferred income taxes	4,725	4,946
Acquired intangibles, net	6,219	7,280
Goodwill	18,104	19,676
Cash surrender value of life insurance, net	4,039	4,018
Other assets	2,226	2,228
Investments	80	47
Total assets	$174,021	$188,334
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$13,544	$21,150
Accrued compensation	18,071	22,534
Advance billings on contracts	4,964	4,762
Short-term operating lease liabilities	5,838	6,444
Short-term deferred payroll taxes	3,508	3,508
Other current liabilities	7,169	6,585
Income taxes payable	351	—
Total current liabilities	53,445	64,983
Deferred compensation benefits	10,650	11,437
Long-term operating lease liabilities	13,030	15,612
Deferred income taxes	1,512	1,792
Other long-term liabilities	77	73
Total liabilities	78,714	93,897
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in 2022 and 2021	270	270
Capital in excess of par value	108,890	110,330
Retained earnings	112,322	108,042
Less: Treasury stock of 11,498,633 and 11,667,719 shares at cost, in 2022 and 2021, respectively	(105,579)	(107,265)
Accumulated other comprehensive loss	(20,596)	(16,940)
Total shareholders’ equity	95,307	94,437
Total liabilities and shareholders’ equity	$174,021	$188,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Two Quarters Ended
	July 1, 2022	July 2, 2021
Cash flow from operating activities:
Net income	$4,280	$3,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,400	1,685
Equity-based compensation expense	1,176	1,272
Deferred income taxes	155	(199)
Deferred compensation benefits	(97)	134
Loss on the sale of property and equipment	—	62
Changes in assets and liabilities that provide (use) cash, excluding the effects of acquisitions:
Accounts receivable	4,256	(6,259)
Prepaid and other current assets	(423)	(436)
Other long-term assets	(22)	(329)
Cash surrender value of life insurance	429	133
Accounts payable	(7,203)	(3,166)
Accrued compensation	(3,023)	1,929
Income taxes payable / receivable	442	138
Advance billings on contracts	455	1,272
Other current liabilities	1,005	379
Other long-term liabilities	4	(7)
Net cash provided by (used in) operating activities	2,834	(51)
Cash flow from investing activities:
Additions to property and equipment	(280)	(1,189)
Proceeds from sale of property & equipment	9	—
Premiums paid for life insurance	(450)	(429)
Net cash used in investing activities	(721)	(1,618)
Cash flow from financing activities:
Deferred debt financing costs	—	(1,342)
Proceeds from stock option plan exercises	215	366
Taxes remitted for shares withheld from equity-based compensation transactions	(1,229)	(389)
Proceeds from Employee Stock Purchase Plan	84	84
Change in cash overdraft, net	223	—
Net cash used in financing activities	(707)	(1,281)
Effect of exchange rates on cash and cash equivalents	(1,511)	(706)
Net decrease in cash and cash equivalents	(105)	(3,656)
Cash and cash equivalents at beginning of year	35,584	32,865
Cash and cash equivalents at end of quarter	$35,479	$29,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
Balances as of April 1, 2022	27,018	$270	$109,422	$110,282	11,599	$(106,628)	$(17,938)	$95,408
Employee Stock Purchase Plan share issuance	—	—	(1)	—	(5)	48	—	47
Stock Option Plan share issuance, net	—	—	(139)	—	(29)	264	—	125
Restricted Stock Plan share issuance/forfeiture	—	—	(995)	—	(66)	737	—	(258)
Equity-based compensation	—	—	603	—	—	—	—	603
Net income	—	—	—	2,040	—	—	—	2,040
Foreign currency adjustment	—	—	—	—	—	—	(3,238)	(3,238)
Pension loss adjustment, net of tax	—	—	—	—	—	—	580	580
Balances as of July 1, 2022	27,018	$270	$108,890	$112,322	11,499	$(105,579)	$(20,596)	$95,307

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
Balances as of April 2, 2021	27,018	$270	$108,385	$95,820	11,636	$(107,339)	$(17,062)	$80,074
Employee Stock Purchase Plan share issuance	—	—	5	—	(5)	43	—	48
Stock Option Plan share issuance, net	—	—	(40)	—	—	183	—	143
Restricted Stock Plan share issuance/forfeiture	—	—	101	—	59	(394)	—	(293)
Equity-based compensation	—	—	682	—	—	—	—	682
Net income	—	—	—	1,833	—	—	—	1,833
Foreign currency adjustment	—	—	—	—	—	—	254	254
Pension loss adjustment, net of tax	—	—	—	—	—	—	56	56
Balances as of July 2, 2021	27,018	$270	$109,133	$97,653	11,690	$(107,507)	$(16,752)	$82,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
Balances as of December 31, 2021	27,018	$270	$110,330	$108,042	11,668	$(107,265)	$(16,940)	$94,437
Employee Stock Purchase Plan share issuance	—	—	(3)	—	(9)	87	—	84
Stock Option Plan share issuance, net	—	—	(233)	—	(49)	448	—	215
Restricted Stock Plan share issuance/forfeiture	—	—	(2,380)	—	(111)	1,151	—	(1,229)
Equity-based compensation	—	—	1,176	—	—	—	—	1,176
Net income	—	—	—	4,280	—	—	—	4,280
Foreign currency adjustment	—	—	—	—	—	—	(4,567)	(4,567)
Pension loss adjustment, net of tax	—	—	—	—	—	—	911	911
Balances as of July 1, 2022	27,018	$270	$108,890	$112,322	11,499	$(105,579)	$(20,596)	$95,307

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
Balances as of December 31, 2020	27,018	$270	$109,407	$94,312	11,842	$(109,114)	$(15,367)	$79,508
Employee Stock Purchase Plan share issuance	—	—	(2)	—	(9)	86	—	84
Stock Option Plan share issuance, net	—	—	(427)	—	(82)	793	—	366
Restricted Stock Plan share issuance/forfeiture	—	—	(1,117)	—	(61)	728	—	(389)
Equity-based compensation	—	—	1,272	—	—	—	—	1,272
Net income	—	—	—	3,341	—	—	—	3,341
Foreign currency adjustment	—	—	—	—	—	—	(1,991)	(1,991)
Pension loss adjustment, net of tax	—	—	—	—	—	—	606	606
Balances as of July 2, 2021	27,018	$270	$109,133	$97,653	11,690	$(107,507)	$(16,752)	$82,797

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal period where the last day of each of the first three quarters is a Friday. The 2022 second quarter began on April 2, 2022 and ended on July 1, 2022. The 2021 second quarter began on April 3, 2021 and ended on July 2, 2021. There were 64 billable days in both the 2022 and 2021 second quarters, and 129 billable days in both the 2022 and 2021 year-to-date periods.

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

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes, which could be impacted by existing market conditions and factors, including among others lingering effects of the COVID-19 pandemic, current macroeconomic conditions such as inflation, and the unpredictability and severity of a civil unrest or outbreak of war or hostilities. Such estimates primarily relate to the recognition of revenue, leased assets and liabilities, the purchase accounting for acquisitions and the valuation of goodwill, the valuation allowance for deferred tax assets, actuarial assumptions including discount rates and expected return on assets, as applicable, for the Company’s defined benefit plans, the valuation of stock options and restricted stock for recording equity-based compensation expense, the allowance for doubtful accounts receivable, investment valuation, legal matters, other contingencies, and estimates of progress toward completion and direct profit or loss on contracts, as applicable. Management believes that the information and disclosures provided herein are adequate to present fairly the condensed consolidated financial position, results of operations, comprehensive income, cash flows, and shareholders’ equity of the Company.

There were no subsequent events as of the date of this filing from the end of the fiscal second quarter on July 1, 2022 that require recognition or disclosure in these unaudited interim condensed consolidated financial statements.

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

The segment revenue for the quarter and two quarters ended July 1, 2022 and July 2, 2021 was as follows:

For the Quarter Ended:					Year-over-Year
(amounts in thousands)	July 1, 2022		July 2, 2021		Change
North America IT Solutions and Services	24.6%	$20,339	18.2%	$16,762	21.3%
Europe IT Solutions and Services	44.9%	37,160	47.8%	44,054	(15.6)%
Non-Strategic Technology Services	30.5%	25,260	34.0%	31,348	(19.4)%
Total	100.0%	$82,759	100.0%	$92,164	(10.2)%

For the Two Quarters Ended:					Year-over-Year
(amounts in thousands)	July 1, 2022		July 2, 2021		Change
North America IT Solutions and Services	23.7%	$40,773	18.6%	$35,216	15.8%
Europe IT Solutions and Services	46.2%	79,638	47.6%	90,061	(11.6)%
Non-Strategic Technology Services	30.1%	51,765	33.8%	64,016	(19.1)%
Total	100.0%	$172,176	100.0%	$189,293	(9.0)%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and two quarters ended July 1, 2022 and July 2, 2021 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Technology service providers	24.2%	28.9%	23.9%	28.6%
Healthcare	17.6%	14.5%	17.5%	15.0%
Financial services	15.3%	17.5%	15.8%	17.4%
Manufacturing	15.2%	12.7%	14.5%	12.6%
Energy	6.6%	5.9%	5.9%	5.7%
General markets	21.1%	20.5%	22.4%	20.7%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarter and two quarters ended July 1, 2022 and July 2, 2021 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Time-and-material	77.7%	79.2%	77.6%	79.3%
Progress billing	17.7%	18.7%	18.1%	18.4%
Percentage-of-completion	4.6%	2.1%	4.3%	2.3%
Total	100.0%	100.0%	100.0%	100.0%

The Company recorded revenue in the quarter and two quarters ended July 1, 2022 and July 2, 2021 as follows:

For the Quarter Ended:	July 1, 2022		July 2, 2021		Year-over-Year Change
(amounts in thousands)
North America	54.4%	$45,042	51.0%	$47,002	(4.2)%
Europe	45.6%	37,717	49.0%	45,162	(16.5)%
Total	100.0%	$82,759	100.0%	$92,164	(10.2)%

For the Two Quarters Ended:	July 1, 2022		July 2, 2021		Year-over-Year Change
(amounts in thousands)
North America	53.0%	$91,304	51.2%	$96,854	(5.7)%
Europe	47.0%	80,872	48.8%	92,439	(12.5)%
Total	100.0%	$172,176	100.0%	$189,293	(9.0)%

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

Transaction Price Allocated to Remaining Performance Obligations

As of July 1, 2022, the aggregate transaction price allocated to unsatisfied or partially unsatisfied performance obligations for fixed-price and all managed-support contracts was approximately $14.7 million and $38.2 million, respectively. Approximately $29.3 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2022, and approximately $23.6 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2023 and beyond. The

Company uses the right to invoice practical expedient. Therefore, no disclosure is required for unsatisfied performance obligations for contracts in which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At July 1, 2022 and December 31, 2021, the carrying amounts of the Company’s cash of $35.5 million and $35.6 million, respectively, approximated fair value.

As described in Note 3 of the condensed consolidated financial statements, the Company acquired 100% of the equity of StarDust in the 2020 first quarter. Level 3 inputs were used to estimate the fair values of the assets acquired and liabilities assumed. The valuation techniques used to assign fair values to intangible assets included the relief-from-royalty and excess earnings methods.

The Company has recorded a contingent consideration liability related to the earn-out provision of which a portion will be payable in each period subject to the achievement by StarDust of consolidated direct profit targets for fiscal 2020 and 2021. There is no payout if the achievements are below the target threshold. The fair value of this contingent consideration liability is determined using level 3 inputs. The fair value assigned to the contingent consideration liability is determined using the real options method, which requires inputs such as consolidated direct profit forecasts, discount rate, and other market variables to assess the probability of StarDust achieving their revenue and EBIT targets. There were no payments made in 2022, and no remaining liability at July 1, 2022. During the 2021 second quarter, the Company paid approximately $0.3 million relating to the earn-out based on the achievement by StarDust of the consolidated direct profit targets for fiscal 2020.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies currently on 16 individuals, whose average age is 79 years old. Those policies have generated cash surrender value and the Company has taken loans against the policies. At July 1, 2022, the insurance policies that have been borrowed against have a gross cash surrender value of $29.0 million, outstanding loans and interest totaling $25.9 million, and a net cash surrender value of $3.1 million. At December 31, 2021, these insurance policies had a gross cash surrender value of $28.3 million, outstanding loans and interest totaling $25.2 million, and a net cash surrender value of $3.1 million. The net cash surrender values are included on the condensed consolidated balance sheets in “Cash surrender value of life insurance, net” under non-current assets.

At July 1, 2022 and December 31, 2021, the total death benefit for the remaining policies was approximately $36.9 million and $36.0 million, respectively. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $10.8 million after the payment of obligations, and, under current tax regulations, record a non-taxable gain of approximately $7.7 million.

Cash and Cash Equivalents, and Cash Overdrafts

For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. The Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment. In the event the Company has no available cash at the bank for which it writes its checks, the "change in cash overdraft, net" line item as presented on the condensed consolidated statement of cash flows, represents the increase or decrease in outstanding checks for a given period. The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250,000. As of July 1, 2022 and December 31, 2021, the Company has multiple accounts that carry balances in excess of this insurable limit. The Company’s cash in its foreign bank accounts is not insured.

Accounts Receivable Factoring

As part of our working capital management, the Company has a factoring agreement to sell certain trade accounts receivables associated with its largest client on a non-recourse basis to a third-party financial institution. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. There were zero and $10.1 million trade accounts receivable sold under the factoring agreement during the quarters ended July 1, 2022 and July 2, 2021, respectively. Total trade accounts receivable sold under the factoring agreement were approximately $4.5 million and $25.6 million in the year-to-date periods ended July 1, 2022 and July 2, 2021, respectively. Fees for the factoring arrangement were recorded in cost of services and were zero and less than $0.1 million in the quarter and year-to-date period ended July 1, 2022, respectively, and were less than $0.1 million in both the quarter and year-to-date periods ended July 2, 2021.

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at July 1, 2022 and December 31, 2021 were recorded as follows:

(amounts in thousands)	July 1, 2022	December 31, 2021
Property, equipment and capitalized software	$14,097	$15,628
Accumulated depreciation and amortization	(9,721)	(10,386)
Property, equipment and capitalized software, net	$4,376	$5,242

The Company capitalizes software projects developed for commercial use. The change in the Company’s capitalized software cost balance during the quarter and two quarters ended July 1, 2022 and July 2, 2021 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Capitalized software, beginning balance	$1,573	$2,423	$1,607	$2,397
Foreign currency translation	(89)	(7)	(123)	19
Capitalized software	$1,484	$2,416	$1,484	$2,416

Capitalized software amortization periods range from three to five years, and are evaluated periodically for propriety.

Amortization expense and accumulated amortization for these projects for the quarter and two quarters ended July 1, 2022 and July 2, 2021 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Accumulated amortization, beginning balance	$1,050	$1,415	$978	$1,280
Amortization expense	34	118	106	253
Accumulated amortization	$1,084	$1,533	$1,084	$1,533

Guarantees

The Company has a number of guarantees in place in its European operations that support office leases and performance under government contracts. These guarantees totaled approximately $3.0 million and $3.1 million at July 1, 2022 and December 31, 2021, respectively, and have expiration dates ranging from July 2022 through October 2034.

Goodwill

The goodwill recorded on the Company's condensed consolidated balance sheet at July 1, 2022 relates to the acquisitions of Soft Company in 2018, Tech-IT in 2019, and StarDust in 2020. In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment exist in interim periods. There were no impairment indicators noted in the quarter or two quarters ended July 1, 2022 and July 2, 2021.

The changes in the carrying amount of goodwill for the two quarters ended July 1, 2022 are as follows:

(amounts in thousands)
Balance at December 31, 2021	$19,676
Foreign currency translation	(1,572)
Balance at July 1, 2022	$18,104

The Company’s goodwill at July 1, 2022 totaled $18.1 million, including $16.8 million in the Europe IT Solutions and Services segment and $1.3 million in the North America IT Solutions and Services segment. At December 31, 2021, the Company’s goodwill balance totaled $19.7 million, which included $18.3 million in the Company’s Europe IT Solutions and Services segment and $1.4 million in the North America IT Solutions and Services segment.

Acquired Intangible Assets

Acquired intangible assets at July 1, 2022 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 years	$1,532	$(1,346)	$(186)	$—
Technology	10 years	591	(129)	(38)	424
Customer relationships	7-13 years	10,496	(3,315)	(1,386)	5,795
Total		$12,619	$(4,790)	$(1,610)	$6,219

Acquired intangible assets at December 31, 2021 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 years	$1,532	$(1,454)	$(70)	$8
Technology	10 years	591	(110)	10	491
Customer relationships	7-13 years	10,496	(3,121)	(594)	6,781
Total		$12,619	$(4,685)	$(654)	$7,280

Estimated amortization expense for the remainder of 2022, the five succeeding years, and thereafter is as follows:

Year	Annual Amortization
(amounts in thousands)
2022 (remaining)	$472
2023	943
2024	943
2025	943
2026	943
2027	551
Thereafter	1,424
Total	$6,219

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

An earn-out of up to $1.1 million (€1.0 million based on a EUR into USD exchange rate of 1.1145) can be earned, a portion of which will be payable in each period subject to the achievement of consolidated direct profit targets for fiscal 2020 and 2021. Additionally, for each €10,000 of consolidated direct profit achieved above the target, an additional €1,000 can be earned, with no maximum limit. There is no payout if the achievement is below the target threshold. The fair value as of the March 3, 2020 acquisition date was determined to be $0.1 million. There were no payments made in 2022, and no remaining liability at July 1, 2022, as the consolidated direct profit targets were not met by StarDust for the fiscal year 2021.

The Company incurred amortization of intangible assets related to this acquisition of less than $0.1 million and $0.1 million in the 2022 second quarter and year-to-date period, respectively, and less than $0.1 million and $0.1 million in the

2021 second quarter and year-to-date period, respectively, which were recorded as a component of selling, general, and administrative expenses in the condensed consolidated statements of income. The purchase price allocation for this acquisition was finalized in the 2020 third quarter.

4.	Net Income Per Share

Basic and diluted earnings per share (EPS) for the quarter and two quarters ended July 1, 2022 and July 2, 2021 were as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands, except per-share data)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Weighted-average number of shares outstanding during period	14,419	13,845	14,309	13,770
Common stock equivalents from incremental shares under equity-based compensation plans	703	1,127	741	1,188
Number of shares on which diluted earnings per share is based	15,122	14,972	15,050	14,958
Net income	$2,040	$1,833	$4,280	$3,341
Net income per share
Basic	$0.14	$0.13	$0.30	$0.24
Diluted	$0.13	$0.12	$0.28	$0.22

Weighted-average shares represent the average number of issued shares less treasury shares, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 0.6 million and 0.5 million shares of common stock were outstanding at July 1, 2022 and July 2, 2021, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.
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

Lease costs for the quarter and two quarters ended July 1, 2022 and July 2, 2021 were as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Operating lease costs	$1,625	$2,080	$3,447	$3,883
Variable lease costs	84	80	173	210
Short-term lease costs	111	85	212	219

Maturities for the Company’s lease liabilities for all operating leases as of July 1, 2022 are as follows:

Total
Year	Operating Leases
(amounts in thousands)
2022 (remaining)	$3,184
2023	4,978
2024	3,507
2025	2,384
2026	1,695
2027 & thereafter	4,386
Total undiscounted operating lease payments	20,134
Less: Interest	(1,266)
Total present value of operating lease liabilities	$18,868

The weighted average remaining lease terms and discount rates for all operating leases as of July 1, 2022 and July 2, 2021 were as follows:

	July 1, 2022	July 2, 2021
Weighted average remaining lease term (years)	5.79	6.23
Weighted average remaining discount rate	2.34%	2.12%

Supplemental cash flow information related to the Company’s operating leases for the 2022 year-to-date period is as follows:

(amounts in thousands)	July 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$3,447
Right-of-use assets obtained in exchange for new operating lease liabilities	1,013

6.	Debt

The Company entered into an asset-based lending revolving credit agreement (“Credit Agreement”) during the 2021 second quarter, which has a five-year term that expires in May 2026, replacing its previous agreement.  Under this Credit Agreement, the Company can borrow up to $50.0 million depending on collateral availability.  The Credit Agreement is collateralized by the Company’s accounts receivable in the United States, Belgium, and Luxembourg. The London Interbank Offered Rate (“LIBOR”), the interest rate benchmark used as a reference rate on our Credit Agreement, began being phased out at the beginning of calendar year 2022, with the one-month LIBOR scheduled to cease immediately after June 30, 2023.  A reference rate based on the Secured Overnight Financing Rate (“SOFR”), and other alternative benchmark rates, are replacing LIBOR. The Company can borrow under the agreement at either rate at its discretion. Interest rates range from 1.5% to 2.0% over SOFR or EURIBOR loans, and 0.5% to 1.0% over base rate (prime rate) loans. The Company can borrow under the agreement at either rate at its discretion. The Company’s previous Credit and Security Agreement was terminated during the 2021 second quarter.

At both July 1, 2022 and December 31, 2021, there were no amounts outstanding under the Credit Agreement. The Company borrows or repays its debts as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

There were no borrowings during the 2022 and 2021 second quarters and year-to-date periods, respectively.

Under the Credit Agreement, the Company is required to meet one financial covenant in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenant is measured quarterly, and at July 1, 2022 represented a fixed charge coverage ratio, where for the trailing twelve months the consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for, amongst other items, equity-based compensation and severance expenses, must be greater than 1.0 times the consolidated interest expense paid in cash and any scheduled principal payments. The fixed charge coverage ratio is only tested if availability, subject to a maximum of the commitment of $50.0 million, on the measurement date is less than the greater of 12.5% of the total loan availability or $5.0 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves for each country included in the Credit Agreement (the United States, Belgium, and Luxembourg). Receivable balances from our largest client, IBM, have been removed from the Credit Agreement as collateral, as the Company had entered into a factoring arrangement for those receivables. Total availability as of July 1, 2022 was approximately $37.5 million. The Company’s compliance with its financial covenant was not required to be tested at July 1, 2022 as the availability under the Credit Agreement was in excess of 12.5% of the total loan availability. The Company was in compliance with its applicable covenants under the previous Credit and Security Agreement at July 2, 2021.

7.	Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at July 1, 2022 and December 31, 2021 are as follows:

(amounts in thousands)	July 1, 2022	December 31, 2021
Foreign currency translation adjustment	$(12,264)	$(7,697)
Pension loss, net of tax of $741 in 2022 and $819 in 2021	(8,332)	(9,243)
Accumulated other comprehensive loss	$(20,596)	$(16,940)

During the 2022 and 2021 second quarter and year-to-date periods, actuarial losses were amortized to expense as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Amortization of actuarial losses	$125	$124	$255	$248
Income tax	(21)	(10)	(42)	(20)
Net of tax	$104	$114	$213	$228

The amortization of both prior service cost and actuarial losses, with the exception of the actuarial gains related to the post retirement benefit plan, are included in determining net periodic pension cost. See note 9, "Deferred Compensation and Other Benefits" for additional information.

8.	Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2022 second quarter and year-to-date ETR was 26.8% and 25.3%, respectively, and the 2021 second quarter and year-to-date ETR was 28.0% and 25.6%, respectively.

The Company has not recorded a U.S. deferred tax liability for the excess book basis over the tax basis of its investments in foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations.

9.	Deferred Compensation and Other Benefits

The Company maintains a non-qualified defined benefit Executive Supplemental Benefit Plan (“ESBP”) that provides certain former key executives with deferred compensation benefits, based on years of service and base compensation, payable during retirement. The ESBP was amended as of November 30, 1994, to freeze benefits for the participants in the plan at that time.

The Company also retained certain potential obligations related to a contributory defined-benefit plan for its previous employees located in the Netherlands (“NDBP”) when the Company disposed of its subsidiary, CTG Nederland, B.V. Benefits paid are a function of a percentage of career average pay. The NDBP was curtailed for additional contributions in January 2003.

The Company also maintains a fully funded pension plan related to CTG Belgium and CTG Health Solutions (Belgium) employees (“BDBP”). The BDBP has active employees and the Company expects to make future contributions.

The Company maintains an unfunded pension plan related to the current Soft Company employees (“FDBP”). The Company does not anticipate making contributions to the FDBP. No benefit payments were made in 2021 and less than $0.1 million are expected to be paid in 2022.

The Company also maintains an unfunded pension plan related to the current StarDust employees (“SDBP”). The Company does not anticipate making contributions to the SDBP. No benefit payments were made in 2021 and none are expected to be paid in 2022.

Net periodic pension cost for the quarter and two quarters ended July 1, 2022 and July 2, 2021 for the plans is as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Service cost	$104	$127	$213	$254
Interest cost	84	49	173	100
Expected return on assets	(162)	(178)	(332)	(357)
Amortization of actuarial loss	126	125	257	250
Net periodic pension cost	$152	$123	$311	$247

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see Note 2 for “Life Insurance Policies”). The Company does not anticipate contributing to the plan other than for benefit payments as required in 2022 and future years. In the 2022 second quarter and year-to-date period, the Company made benefit payments totaling approximately $0.2 million and $0.3 million, respectively, and expects to make payments in 2022 totaling approximately $0.5 million. The Company made benefit payments totaling approximately $0.1 million and $0.2 million in the 2021 second quarter and year-to-date period, respectively.

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

The BDBP is considered fully funded. The Company made contributions of $0.1 million in both the 2022 and 2021 second quarters, and $0.3 million in both the 2022 and 2021 year-to-date periods. The Company made benefit payments totaling less than $0.1 million in both the 2022 and 2021 second quarters, and expects to make payments in 2022 totaling $0.1 million.

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

The Company maintains various other defined contribution retirement plans covering European employees. Company contributions charged to operations were $0.1 million in both the 2022 and 2021 second quarters, and $0.2 million in both the year-to-date periods ended July 1, 2022 and July 2, 2021.

The change in the fair value of plan assets for the plans for the two quarters ended July 1, 2022 and July 2, 2021 was as follows:

	For the Two Quarters Ended
(amounts in thousands)	July 1, 2022	July 2, 2021
Fair value of plan assets at beginning of period	$19,956	$20,654
Return on plan assets	332	357
Contributions	581	596
Benefits paid	(457)	(451)
Effect of exchange rate changes	(1,615)	(713)
Fair value of plan assets at end of quarter	$18,797	$20,443

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made no cash contributions in either the 2022 or 2021 second quarter or year-to-date periods for amounts earned in the previous year. Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were no stock units purchased during the 2022 or 2021 second quarter or year-to-date periods.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. The Company made cash contributions of less than $0.1 million during both the 2022 second quarter and year-to-date periods, and made no cash contributions during either the 2021 second quarter or year-to-date periods. The remaining contributions deposited in the directors’ accounts in the 2022 and 2021 second quarter and year-to-date periods consisted of equity grants from the 2020 Equity Award Plan. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.
10.	Equity-based Compensation

During the 2022 second quarter and year-to-date period, the Company granted restricted stock totaling 139,315 and 290,871 shares, respectively. During the 2021 second quarter and year-to-date period, the Company granted restricted stock totaling 105,727 and 240,319 shares, respectively. All grants in 2022 and 2021 were funded out of treasury stock.

Director Board fees are paid in part with quarterly grants of stock units. Of the total shares granted during the 2022 second quarter and year-to-date period, 12,200 and 24,535 shares represented restricted stock units that were granted to Board members, respectively. The shares vest over the quarter in which they were granted and the Company is expensing these grants as such. Grants of similar units to the Board members totaled 13,512 and 28,230 shares of restricted stock units in the 2021 second quarter and year-to-date period, respectively.

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

The remaining shares granted in the 2022 and 2021 second quarter and year-to-date periods include shares that vest ratably over a period of three or four years, beginning one year from the date of grant.

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

The Company’s Board of Directors has previously authorized the repurchase of up to $30.0 million of the Company’s stock. The Company did not purchase shares for treasury during the 2022 or 2021 second quarter or year-to-date periods. As of July 1, 2022 and July 2, 2021, the Company had approximately $7.7 million left in its current stock repurchase authorization.

The Company issued 177,935 and 349,491 shares during the 2022 second quarter and year-to-date period, respectively, to fulfill the requirements from the grant of restricted shares or units and the exercise of stock options.

The Company issued 105,727 and 350,715 shares during the 2021 second quarter and year-to-date period, respectively, to fulfill the share requirements from the grant of restricted shares or units and the exercise of stock options.

12.	Significant Clients

In the 2022 second quarter, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $15.9 million or 19.2% of consolidated revenue compared with $19.6 million or 21.2% of consolidated revenue in the comparable 2021 period. In the 2022 year-to-date period, IBM accounted for $32.4 million or 18.8% of consolidated revenue, compared with $39.2 million or 20.7% of consolidated revenue in the comparable 2021 period. The National Technical Services Agreement with IBM expires on October 27, 2023. The Company’s accounts receivable from IBM at July 1, 2022 and December 31, 2021 totaled $17.9 million and $8.9 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2022 or 2021 second quarter or year-to-date periods.
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

During the 2021 fourth quarter, the Company further refined its strategy to focus on providing digital services within its IT Solutions business in both North America and in Europe. As part of this process, the Company also determined that there are certain lower margin staffing accounts within its business that are no longer part of the Company’s long-term business plan. The focus includes investing in business development, solutions, delivery, and marketing for IT Solutions. Additionally, the Company is critically evaluating each significant staffing engagement as it comes up for renewal to determine if the Company would continue to provide those services to its client. These decisions are based on, among other factors, evaluating the work performed, the availability of the resources, the client, the long-term opportunities for the services provided at the client, and the revenue and profit associated with the engagement.

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

The operating results for the Company’s segments for the quarters ended July 1, 2022 and July 2, 2021 were as follows:

Quarter Ended July 1, 2022	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$20,339	$37,160	$25,260	$82,759
Direct costs	13,260	27,578	22,171	63,009
Gross profit	7,079	9,582	3,089	19,750
Operating expenses	3,532	4,855	701	9,088
Contribution profit	$3,547	$4,727	$2,388	10,662
General and administrative expenses				7,489
Operating income				$3,173

Quarter Ended July 2, 2021	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$16,762	$44,054	$31,348	$92,164
Direct costs	10,688	33,306	27,791	71,785
Gross profit	6,074	10,748	3,557	20,379
Operating expenses	3,166	5,136	1,318	9,620
Contribution profit	$2,908	$5,612	$2,239	10,759
General and administrative expenses				7,958
Operating income				$2,801

Two Quarters Ended July 1, 2022	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$40,773	$79,638	$51,765	$172,176
Direct costs	26,832	59,577	45,422	131,831
Gross profit	13,941	20,061	6,343	40,345
Operating expenses	6,663	10,083	1,512	18,258
Contribution profit	$7,278	$9,978	$4,831	22,087
General and administrative expenses				15,715
Operating income				$6,372

Two Quarters Ended July 2, 2021	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$35,216	$90,061	$64,016	$189,293
Direct costs	23,130	68,096	56,921	148,147
Gross profit	12,086	21,965	7,095	41,146
Operating expenses	6,323	10,619	2,633	19,575
Contribution profit	$5,763	$11,346	$4,462	21,571
General and administrative expenses				16,672
Operating income				$4,899

Depreciation allocated to Europe IT Solutions and Services totaled $0.1 million and $0.2 million in the quarters ended July 1, 2022 and July 2, 2021, respectively and $0.3 million and $0.4 million in the 2022 and 2021 year-to-date periods, respectively. Depreciation allocated to North America IT Solutions and Services totaled $0.1 million and less than $0.1 million in the quarters ended July 1, 2022 and July 2, 2021, respectively, and $0.2 million and $0.1 million in the 2022 and 2021 year-to-date periods, respectively. Depreciation allocated to Non-Strategic Technology Services totaled less than $0.1 million in each of the quarters ended July 1, 2022 and July 2, 2021, and less than $0.1 million in both the 2022 and 2021 year-to-date periods, respectively.

The Company has not provided any other expense or asset information for each of its segments as the Company’s CEO, who is the chief operating decision maker, does not use this information in any way to make resource decisions or to manage the segments. The Company does not prepare balance sheet or statement of cash flow information for its segments.

The Company’s goodwill at July 1, 2022 totaled $18.1 million, including $16.8 million in the Europe IT Solutions and Services segment and $1.3 million in the North America IT Solutions and Services segment. At December 31, 2021, the Company’s goodwill balance totaled $19.7 million, which included $18.3 million in the Company’s Europe IT Solutions and Services segment and $1.4 million in the North America IT Solutions and Services segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking information and statements made by the management of Computer Task Group, Incorporated (“CTG”, the “Company” or the “Registrant”) that are based on the beliefs of management as well as assumptions made by, and information currently available to, the Company, and are subject to a number of risks and uncertainties. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. These forward-looking statements are current only as of the date of this quarterly report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “expects,” “might,” “plans,” “may,” “will,” “would,” “should,” “could,” “seeks,” “estimates,” ”anticipates,” “project,” “predict,” “potential,” “currently,” “continue,” “intends,” “outlook,” “forecasts,” “targets,” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of or trends in business strategy and expectations, new business opportunities, cost control initiatives, business wins, market demand, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors and risks could cause actual results to differ materially from those in the forward-looking statements, including the following:

•	the availability to CTG of qualified professional staff
•	domestic and foreign competition for clients and talent, including technical, sales and management personnel
•	currency exchange risks
•	increased bargaining power of large clients
•	the Company's ability to protect confidential client data
•	the partial or complete loss of the revenue the Company generates from International Business Machines Corporation (IBM)
•	the uncertainty of clients' implementations of cost reduction projects
•	the effect of healthcare reform and similar initiatives
•	the mix of work between IT Solutions and Services and Non-Strategic Technology Services, and the risk of disengaging from Non-Strategic Technology Services
•	current macroeconomic conditions such as inflation and volatility in the global credit and financial markets and economy
•	risks associated with operating in foreign jurisdictions
•	renegotiations, nullification, or breaches of contracts with clients, vendors, subcontractors or other parties
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
•

unpredictability and severity of catastrophic events, including acts of terrorism, outbreak of war or hostilities (such as the current conflict between Russia and Ukraine), civil unrest, adverse climate or weather events and pandemics or other public health emergencies, as well as our response to any of the aforementioned factors, and

•

the risks described in Item 1A of the Company’s most recently filed annual report on Form 10-K and from time to time in the Company's other reports filed with the Securities and Exchange Commission (“SEC”). These may be obtained through the Securities and Exchange Commission’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at www.sec.gov.

Trends Impacting the Business

Macroeconomic Trends [and Potential Impact]

Since March 2020, interest rates have remained at historically low levels, primarily due to impacts to the U.S economy caused by COVID-19. More recently, higher consumer demand, lower interest rates, global supply chain disruption, and other factors have contributed to rapidly accelerating economic inflation. To offset the impacts of inflation, the Federal Open Market Committee ("FOMC") has been, and intends to continue, raising interest rates throughout the remainder of 2022 and possibly into 2023. While the actual timing and extent of the future increases in interest rates remains unknown, higher long-term interest rates may have a material adverse impact to us as a higher cost of capital could significantly increase our interest expense on any debt we incur in the future. High inflation and interest rates also have the potential to negatively impact our clients spending, which may adversely impact our business, financial condition, cash flows and results of operations.

Foreign Currency Exchange Rate Fluctuations

Due to the nature of our operations, we have exposure to the impact of fluctuations in exchange rates associated with the Company’s European operations. Our foreign operations will continue to expose us to foreign currency exchange rate fluctuations. The impact of future foreign currency exchange rate fluctuations on our results of operations cannot be accurately predicted.

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and two quarters ended July 1, 2022 and July 2, 2021 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Technology service providers	24.2%	28.9%	23.9%	28.6%
Healthcare	17.6%	14.5%	17.5%	15.0%
Financial services	15.3%	17.5%	15.8%	17.4%
Manufacturing	15.2%	12.7%	14.5%	12.6%
Energy	6.6%	5.9%	5.9%	5.7%
General markets	21.1%	20.5%	22.4%	20.7%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarter and two quarters ended July 1, 2022 and July 2, 2021 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Time-and-material	77.7%	79.2%	77.6%	79.3%
Progress billing	17.7%	18.7%	18.1%	18.4%
Percentage-of-completion	4.6%	2.1%	4.3%	2.3%
Total	100.0%	100.0%	100.0%	100.0%

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

During the 2021 fourth quarter, the Company further refined its strategy to focus on providing digital services within its IT Solutions business in both North America and in Europe. As part of this process, the Company also determined that there are certain lower margin staffing accounts within its business that are no longer part of the Company’s long-term business plan. The focus includes investing in business development, solutions, delivery, and marketing for IT Solutions.

Additionally, the Company is critically evaluating each significant staffing engagement as it comes up for renewal to determine if the Company would continue to provide those services to its client. These decisions are based on, among other factors, evaluating the work performed, the availability of the resources, the client, the long-term opportunities for the services provided at the client, and the revenue and profit associated with the engagement.

Accordingly, the Company now reports its operations in three segments within its business: North America IT Solutions and Services, Europe IT Solutions and Services, and Non-Strategic Technology Services.

The Company’s operating segments recorded revenue in the quarter and two quarters ended July 1, 2022 and July 2, 2021 was as follows:

For the Quarter Ended:					Year-over-Year
(amounts in thousands)	July 1, 2022		July 2, 2021		Change
North America IT Solutions and Services	24.6%	$20,339	18.2%	$16,762	21.3%
Europe IT Solutions and Services	44.9%	37,160	47.8%	44,054	(15.6)%
Non-Strategic Technology Services	30.5%	25,260	34.0%	31,348	(19.4)%
Total	100.0%	$82,759	100.0%	$92,164	(10.2)%

For the Two Quarters Ended:					Year-over-Year
(amounts in thousands)	July 1, 2022		July 2, 2021		Change
North America IT Solutions and Services	23.7%	$40,773	18.6%	$35,216	15.8%
Europe IT Solutions and Services	46.2%	79,638	47.6%	90,061	(11.6)%
Non-Strategic Technology Services	30.1%	51,765	33.8%	64,016	(19.1)%
Total	100.0%	$172,176	100.0%	$189,293	(9.0)%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	July 1, 2022		July 2, 2021
(amounts in thousands)
Revenue	100.0%	$82,759	100.0%	$92,164
Cost of services	76.1%	63,009	77.9%	71,785
Gross profit	23.9%	19,750	22.1%	20,379
Selling, general and administrative expenses	20.1%	16,577	19.1%	17,578
Operating income	3.8%	3,173	3.0%	2,801
Interest and other expense, net	(0.4)%	(385)	(0.2)%	(256)
Income before income taxes	3.4%	2,788	2.8%	2,545
Provision for income taxes	0.9%	748	0.8%	712
Net income	2.5%	$2,040	2.0%	$1,833

For the Two Quarters Ended:	July 1, 2022		July 2, 2021
(amounts in thousands)
Revenue	100.0%	$172,176	100.0%	$189,293
Cost of services	76.6%	131,831	78.3%	148,147
Gross profit	23.4%	40,345	21.7%	41,146
Selling, general and administrative expenses	19.7%	33,973	19.1%	36,247
Operating income	3.7%	6,372	2.6%	4,899
Interest and other income (expense), net	(0.4)%	(642)	(0.2)%	(406)
Income before income taxes	3.3%	5,730	2.4%	4,493
Provision for income taxes	0.8%	1,450	0.6%	1,152
Net income	2.5%	$4,280	1.8%	$3,341

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

On a consolidated basis, North America IT Solutions and Services revenue increased approximately $3.6 million year-over-year to $20.3 million, or 24.6% of consolidated revenue in the 2022 second quarter, and increased approximately $5.6 million year-over-year to $40.8 million, or 23.7% of consolidated revenue in the 2022 year-to-date period. This compares with $16.8 million or 18.2% in the corresponding 2021 second quarter, and $35.2 million or 18.6% in the corresponding 2021 year-to-date period. The increase in North America IT Solutions and Services revenue in the 2022 second quarter and year-to-date period was primarily due to the investments made in business development, solutions and delivery over the past several years and the focus on growing the business unit as part of our overall strategy.

Europe IT Solutions and Services revenue decreased $6.9 million to $37.2 million and represented 44.9% of consolidated revenue in the 2022 second quarter, and decreased approximately $10.4 million year-over-year to $79.6 million, or 46.3% of consolidated revenue in the 2022 year-to-date period. This compares with $44.1 million or 47.8% of revenue in the corresponding 2021 second quarter, and $90.1 million or 47.6% in the corresponding 2021 year-to-date period. The Europe IT Solutions and Services revenue decrease in the 2022 second quarter and year-to-date period was primarily due to the weakness of the value of the Euro as compared with the U.S. dollar. Additionally, labor constraints have restricted the ability to respond to client demand. Approximately 98.5% of European revenue for the second quarter is in this segment, and 1.5% is in the Non-Strategic Technology Services segment. If there had been no change in the foreign currency exchange rates year-over-year, revenue overall for the Company would have been approximately $4.9 million higher in the quarter.

Non-Strategic Technology Services revenue decreased $6.1 million to $25.3 million and represented 30.5% of consolidated revenue in the 2022 second quarter, and decreased approximately $12.3 million year-over-year to $51.8 million, or 30.1% of consolidated revenue in the 2022 year-to-date period. This compares with $31.3 million or 34.0% of revenue in the corresponding 2021 second quarter, and $64.0 million or 33.8% in the corresponding 2021 year-to-date period. The Non-Strategic Technology Services revenue decrease in the 2022 second quarter was primarily due to the Company continuing to disengage from a number of low margin, non-core staffing engagements in North America.

The Company recorded revenue by geography in the quarter and two quarters ended July 1, 2022 and July 2, 2021 as follows:

For the Quarter Ended:	July 1, 2022		July 2, 2021		Year-over-Year Change
(amounts in thousands)
North America	54.4%	$45,042	51.0%	$47,002	(4.2)%
Europe	45.6%	37,717	49.0%	45,162	(16.5)%
Total	100.0%	$82,759	100.0%	$92,164	(10.2)%

For the Two Quarters Ended:	July 1, 2022		July 2, 2021		Year-over-Year Change
(amounts in thousands)
North America	53.0%	$91,304	51.2%	$96,854	(5.7)%
Europe	47.0%	80,872	48.8%	92,439	(12.5)%
Total	100.0%	$172,176	100.0%	$189,293	(9.0)%

There were 64 billable days in both the 2022 and 2021 second quarters. Reimbursable expenses billed to clients and included in revenue were approximately zero and $0.2 million in the 2022 and 2021 second quarters, respectively.

There were 129 billable days in both the 2022 and 2021 year-to-date periods. Reimbursable expenses billed to clients and included in revenue totaled $0.3 million and $0.7 million in the 2022 and 2021 year-to-date periods, respectively.

The COVID-19 pandemic had limited financial impact on the Company’s operations in the 2022 second quarter as compared with the 2021 second quarter. The Company did not experience additional headcount reductions or project cancellations during the 2022 second quarter, although client demand for Non-Strategic Technology Services continued to be low. At this time, although the COVID-19 pandemic continues to affect all of the countries where the Company has operations, there is no clear visibility into the potential magnitude of a downturn in operations that could negatively affect financial results for the remainder of 2022.

The Company is experiencing significant competition for qualified resources due to a general shortage of available IT digital solutions talent. We believe this competition will continue in the future, and may have a negative impact on the Company’s revenue and operating profits if we are unable to hire the resources we need to meet demand from our clients on a timely basis.

The Company includes all billable consultants, consisting of both employees and subcontractors, and its support services in its headcount totals. CTG’s headcount at July 1, 2022 was approximately 3,200, down from approximately 3,650 at July 2, 2021, and a decrease from approximately 3,450 at December 31, 2021. The decrease in headcount year-over-year is primarily due to the Company moving away from its lowest margin staffing business in the Company’s Non-Strategic Technology Services segment.

The revenue decrease in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was impacted in the 2022 second quarter by the strength of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, the currency used in the United Kingdom. If there had been no change in these exchange rates from the 2022 second quarter to the 2021 second quarter, total European revenue and operating income would have been approximately $4.9 million and $0.4 million higher, respectively. In the event the value of the Euro continues to decline against that of the U.S. dollar, there may be additional decreases in revenue and operating profits throughout the remainder of 2022.

In the 2022 second quarter, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $15.9 million or 19.2% of consolidated revenue compared with $19.6 million or 21.2% of consolidated revenue in the comparable 2021 period. In the 2022 year-to-date period, IBM accounted for $32.4 million or 18.8% of consolidated revenue, compared with $39.2 million or 20.7% of consolidated revenue in the comparable 2021 period. The National Technical Services Agreement with IBM expires on October 27, 2023. The Company’s accounts receivable from IBM at July 1, 2022 and December 31, 2021 totaled $17.9 million and $8.9 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2022 or 2021 second quarters or year-to-date periods.

The Company recorded operating results in the quarters ended July 1, 2022 and July 2, 2021 in its operating segments as follows:

North America IT Solutions and Services
(amounts in thousands)	July 1, 2022	July 2, 2021	Change
Revenue	100.0%	100.0%	—
Direct costs	65.2%	63.8%	1.4%
Gross margin	34.8%	36.2%	(1.4)%
Operating expenses	17.4%	18.9%	(1.5)%
Contribution margin	17.4%	17.3%	0.1%

Europe IT Solutions and Services
(amounts in thousands)	July 1, 2022	July 2, 2021	Change
Revenue	100.0%	100.0%	—
Direct costs	74.2%	75.6%	(1.4)%
Gross margin	25.8%	24.4%	1.4%
Operating expenses	13.1%	11.7%	1.4%
Contribution margin	12.7%	12.7%	(0.0)%

Non-Strategic Technology Services
(amounts in thousands)	July 1, 2022	July 2, 2021	Change
Revenue	100.0%	100.0%	—
Direct costs	87.8%	88.7%	(0.9)%
Gross margin	12.2%	11.3%	0.9%
Operating expenses	2.7%	4.2%	(1.5)%
Contribution margin	9.5%	7.1%	2.4%

The Company recorded operating results in the two quarters ended July 1, 2022 and July 2, 2021 in its operating segments as follows:

North America IT Solutions and Services
(amounts in thousands)	July 1, 2022	July 2, 2021	Change
Revenue	100.0%	100.0%	—
Direct costs	65.8%	65.7%	0.1%
Gross margin	34.2%	34.3%	(0.1)%
Operating expenses	16.3%	17.9%	(1.6)%
Contribution margin	17.9%	16.4%	1.5%

Europe IT Solutions and Services
(amounts in thousands)	July 1, 2022	July 2, 2021	Change
Revenue	100.0%	100.0%	—
Direct costs	74.8%	75.6%	(0.8)%
Gross margin	25.2%	24.4%	0.8%
Operating expenses	12.7%	11.8%	0.9%
Contribution margin	12.5%	12.6%	(0.1)%

Non-Strategic Technology Services
(amounts in thousands)	July 1, 2022	July 2, 2021	Change
Revenue	100.0%	100.0%	—
Direct costs	87.7%	88.9%	(1.2)%
Gross margin	12.3%	11.1%	1.2%
Operating expenses	3.0%	4.1%	(1.1)%
Contribution margin	9.3%	7.0%	2.3%

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 65.2% and 63.8% of revenue in the North America IT Solutions and Services segment in the 2022 and 2021 second quarter, respectively, and 65.8% and 65.7% in the 2022 and 2021 year-to-date periods, respectively. Direct costs in the Europe IT Solutions and Services segment were 74.2% and 75.6% in the 2022 and 2021 second quarter, respectively, and 74.8% and 75.6% in the 2022 and 2021 year-to-date periods, respectively. The decrease in direct costs year-over-year in both segments was due to a concerted effort to deliver higher margin, digital services in these segments. Direct costs in the Non-Strategic Technology Services segment were 87.8% and 88.7% in the 2022 and 2021 second quarter, respectively, and 87.7% and 88.9% in the 2022 and 2021 year-to-date periods, respectively. This reduction in direct costs was a result of the Company continuing to disengage from its lowest margin IT staffing services as part of its strategic plan.

Selling, general and administrative (“SG&A”) expenses were 20.1% of revenue in the 2022 second quarter as compared with 19.1% in the corresponding 2021 period, and 19.7% in the 2022 year-to-date period as compared with 19.1% in the corresponding 2021 period. The increase in SG&A expenses as a percentage of revenue in the 2022 second quarter as compared with the prior year period was due to a loss of operating leverage resulting from lower revenue in the quarter, even though SG&A expense declined $1.0 million in the second quarter as compared with the prior year, and $2.3 million in the 2022 year-to-date period as compared with the prior year.

Consolidated operating income was 3.8% of revenue in the 2022 second quarter, compared with 3.0% of revenue in the 2021 second quarter, and 3.7% in the 2022 year-to-date period, as compared with 2.6% in the corresponding 2021 period.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2022 second quarter and year-to-date ETR was 26.8% and 25.3%, respectively, and the 2021 second quarter and year-to-date ETR was 28.0% and 25.6%, respectively. The ETR was lower in the 2022 second quarter and year-to-date periods as compared with the corresponding 2021 periods primarily due an increase in U.S. tax credits in 2022.

Net income was $0.13 and $0.28 per diluted share in the 2022 second quarter and year-to-date period, respectively, as compared with $0.12 and $0.22 per diluted share in the 2021 second quarter and year-to-date period, respectively. Diluted earnings per share was calculated using 15.1 million and 15.0 million weighted-average equivalent shares outstanding in the quarters ended July 1, 2022 and July 2, 2021, respectively.

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

Income Taxes—Valuation Allowances on Deferred Tax Assets

At July 1, 2022, the Company had a total of approximately $6.7 million of deferred tax assets offset by a valuation allowance of approximately $2.0 million, resulting in a net deferred tax asset of approximately $4.7 million. Additionally, the Company had approximately $1.5 million of deferred tax liabilities recorded on its condensed consolidated balance sheet. The deferred tax assets and liabilities primarily consist of deferred compensation, loss carryforwards, and state taxes.

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

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. The analysis the Company prepares requires significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance. Any further change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the 2022 second quarter and year-to-date period would have increased or decreased net income by approximately $27,900 and $57,300, respectively.

Goodwill Valuation

As of July 1, 2022, goodwill recorded on the Company's consolidated balance sheet totaled $18.1 million, which relates to the acquisitions completed by the Company in 2018, 2019, and 2020. The acquisition of Soft Company in 2018 is in the France reporting unit, while the 2019 acquisition of Tech-IT is in the Luxembourg reporting unit, and the 2020 acquisition of StarDust is in both the North American and France reporting units. As of July 1, 2022, goodwill consisted of $1.3 million associated with the North America IT Solutions and Services segment, while the balance of $16.8 million is associated with the Europe IT Solutions and Services segment. There was no impairment prior to or after the allocation of goodwill to the North America IT Solutions and Services segment.

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

Finally, we compared our estimates of fair value to the consolidated Company’s October 2021 month-end total public market capitalization, which included factoring in the business operations that do not have goodwill, and assessed implied control premiums. Based on the results of this analysis, we concluded that the estimated fair value determined under our approach for the annual goodwill impairment test for our France and Luxembourg reporting units in October 2021 was reasonable, and continues to be reasonable at the end of the 2022 second quarter.

We concluded that the goodwill assigned to our reporting units as of October 2021 were not impaired, and that they continue to not be impaired as of July 1, 2022 as no impairment triggering events have been noted subsequently through the end of the 2022 second quarter. However, the estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on current available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events. In the event the business significantly under achieves its goals for revenue and profit growth in the future, especially considering the current highly inflationary macroeconomic environment in which the Company conducts its operations, the carrying value for this business unit may not be supportable using a discounted cash flow projection, and an impairment charge may exist.

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

Financial Condition and Liquidity

Cash provided by operating activities was $2.8 million in the 2022 year-to-date period compared with cash used of less than $0.1 million in the 2021 corresponding period. In 2022, net income was $4.3 million, while other non-cash adjustments, primarily consisting of depreciation and amortization expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $2.6 million. In 2021, net income was $3.3 million, while the corresponding non-cash adjustments totaled $3.0 million.

The accounts receivable balance decreased $4.3 million in 2022 and increased $6.3 million in 2021. The decrease in accounts receivable in 2022 was due to the Company receiving payment on a large outstanding receivable balance from a project completed in the 2021 fourth quarter, and lower revenue. The Company has a factoring agreement with its largest customer whereby invoices due in 90 days can be paid in as little as 15 days. During the 2022 second quarter, the Company did not factor any balances, compared with $10.1 million in the prior year second quarter. Days sales outstanding (DSO) was 84 days at July 1, 2022 and 81 days at July 2, 2021. The increase in DSO was a result of the $10.1 million decrease in factoring amounts in 2022 as compared with 2021.

Prepaid and other current assets increased $0.4 million in both the 2022 and 2021 periods due to the timing of payments made early in each respective year that are then expensed throughout the year.

The accounts payable balance decreased $7.2 million and $3.2 million in the 2022 and 2021 periods, respectively, primarily due to the timing of certain payments near the end of the quarter of each year as compared with the prior year-

end. Accrued compensation decreased $3.0 million and increased $1.9 million in the 2022 and 2021 periods, respectively. The 2022 decrease is primarily due to an overall decrease in headcount of approximately 450 year-over-year. The 2021 increase is primarily due to a significant increase in the size of our European operations and the timing of the payment of its payroll related costs subsequent to month end. Advance billings on contracts increased $0.5 million in 2022 and $1.3 million in 2021. The change in advance billings in any given period is determined by the nature and type of existing projects, and the advance payments associated with those projects. Other current liabilities increased $1.0 million in 2022 due to the timing of vendor invoices received at the end of the quarter as compared with the prior year-end.

Investing activities used $0.7 million and $1.6 million of cash in the 2022 and 2021 periods, respectively, for additions to property and equipment. During late 2021, the Company purchased a number of laptops to ensure it would have an adequate supply on hand given the global chip shortage which has impacted the lead time for the production of computer and related equipment. In comparison, the Company purchased fewer laptops during the 2022 period. The Company does not expect this lower level of additions to property and equipment to be indicative of the rest of the year. The Company has no significant commitments for the purchase of property and equipment at July 1, 2022.

Financing activities used $0.7 million of cash in 2022 and used $1.3 million in 2021. Cash received from the exercise of stock options and from an employee stock purchase plan totaled approximately $0.2 million in 2022 and $0.4 million in 2021. There were no borrowing or repayments on the Company’s revolving credit line in either 2022 or 2021. Payments made to taxing authorities that represent the value of shares withheld for taxes in employee equity-based compensation transactions totaled $1.2 million and $0.4 million in the 2022 and 2021 periods, respectively. The significant increase in 2022 was due to the vesting of the performance grants issued to the management team in 2019. Cash overdrafts relate to the amount of outstanding checks at a point in time, and netted to approximately $(0.2) million in 2022 and zero in 2021. The Company did not repurchase shares for treasury under its buyback program in either of the 2022 or 2021 year-to-date periods. As of July 1, 2022, $7.7 million was available under the Company's authorization to purchase shares in future periods.

The Credit Agreement has a five-year term that expires in May 2026.  Under this Credit Agreement, the Company can borrow up to $50.0 million depending on collateral availability.  The Credit Agreement is collateralized by the Company’s accounts receivable in the United States, Belgium and Luxembourg.  Interest rates range from 1.5% to 2.0% over SOFR or EURIBOR loans, and 0.5% to 1.0% over base rate (prime rate) loans. The London Interbank Offered Rate (“LIBOR”), the interest rate benchmark used as a reference rate on our Credit Agreement, began being phased out at the beginning of calendar year 2022, with the one-month LIBOR scheduled to cease immediately after June 30, 2023.  A reference rate based on the Secured Overnight Financing Rate (“SOFR”), and other alternative benchmark rates, are replacing LIBOR. The Company can borrow under the agreement at either rate at its discretion. The Company’s previous Credit and Security Agreement was terminated during the 2021 second quarter.

At both July 1, 2022 and December 31, 2021, there were no amounts outstanding under the Credit Agreement. The Company borrows or repays its debts as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. There were no borrowings during the 2022 and 2021 second quarters or year-to-date periods.

Under the Credit Agreement, the Company is required to meet one financial covenant in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenant is measured quarterly, and at July 1, 2022, represented a fixed charge coverage ratio, where for the trailing twelve months the consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for, amongst other items, equity-based compensation and severance expenses, must be greater than 1.0 times the consolidated interest expense paid in cash and any scheduled principal payments. The fixed charge coverage ratio is only tested if availability, subject to a maximum of the commitment of $50.0 million, on the measurement date is less than the greater of 12.5% of the total loan availability or $5.0 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves for each country included in the Credit Agreement (the United States, Belgium, and Luxembourg). Receivable balances from our largest client, IBM, have been removed from the Credit Agreement as collateral, as the Company had entered into a factoring arrangement for those receivables. Total availability as of July 1, 2022 was approximately $37.5 million. The Company’s compliance with its financial covenant was not required to be tested at July 1, 2022 as availability under the Credit Agreement was in excess of 12.5% of the total loan availability.

Of the total cash and cash equivalents reported on the condensed consolidated balance sheet at July 1, 2022 of $35.5 million, approximately $21.5 million was held by the Company’s foreign operations. Earnings are considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and does not intend to do so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

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

Off-Balance Sheet Arrangements

The Company has guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $3.0 million at July 1, 2022.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for accounting contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference the London Interbank Offering Rate (“LIBOR”) or another reference rate expected to be discontinued due to the reference rate reform. It is effective for all entities between March 12, 2020 and December 31, 2022. The Company does not expect a significant impact from the adoption of this standard as provisions have been made in our Credit Agreement to use an alternate benchmark interest rate when the use of LIBOR is discontinued.

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

The revenue decrease in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was impacted in the 2022 second quarter and year-to-date period by the strength of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, the currency used in the United Kingdom. If there had been no change in these exchange rates from the 2021 second quarter to the 2022 second quarter, total European revenue would have been approximately $4.9 million higher, and operating income would have been higher by $0.4 million. If there had been no change in the rates from the 2021 year-to-date period to the corresponding 2022 period, total European revenue would have been approximately $8.0 million higher, and operating income would have been approximately $0.6 million higher. In the event the value of the Euro continues to decline against that of the U.S. dollar, there may be additional decreases in revenue and operating profits throughout the remainder of 2022.

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

Changes in Internal Control Over Financial Reporting

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on July 1, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are involved from time to time in various legal proceedings arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving the Company and its subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters, if any, to have a material adverse effect on the financial position, results of operations, or cash flows of the Company. See footnote 12 to the Company’s audited financial statements for the period ended December 31, 2021 included in Part II, Item 8, “Financial Statements and Supplementary Data” of the Form 10-K.

Item 1A.	Risk Factors

The following risk factors should be read in conjunction with Part I, Item 1A, "Risk Factors" of our Form 10-K for the period ended December 31, 2021. Since the filing of our Form 10-K for such period, there have been no material changes in our risk factors from those disclosed therein except as follows:

Business Related Risks

Our business depends on the availability of a large number of highly qualified IT professionals, sales and management personnel, and our ability to recruit and retain these individuals.

We actively compete with many other IT service providers for qualified personnel, including professional IT staff, recruiters, sales and business development specialists, and management. The Company is experiencing significant competition for qualified resources due to a general shortage of available IT digital solutions talent. We believe this competition will continue in the future, and it may have a negative impact on the Company’s operating results if we are unable to hire the resources we need to meet the requirements from our clients on a timely basis.

The availability of qualified personnel may affect our ability to provide services and meet the requirements of our clients. An inability to fulfill client requirements at agreed-upon rates due to a lack of available qualified personnel may adversely affect our revenue and operating results in the future.

The Company also continues to experience wage inflation globally, making hiring and retaining key personnel difficult. Continued increases in wage requirements may reduce operating profits if the Company is unable to pass such increases along to clients. Additionally, the turnover of employees is disruptive to providing our services to clients and may impact our ability to complete engagements as required, impacting our operating results and our reputation as a digital IT Solutions provider, which may in turn impact our ability to win future engagements.

Operations Related Risks

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

Regulatory or Legislative Related Risks

Our business is subject to economic, political, regulatory and other risks beyond our control associated with domestic and international operations which could have an adverse effect on our operating results if we are unable to mitigate or hedge these risks.

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

Our foreign operations will continue to expose us to foreign currency exchange rate fluctuations. The impact of future foreign currency exchange rate fluctuations on our results of operations cannot be accurately predicted. Accordingly, there can be no assurance that foreign currency exchange rates:

• will be stable in the future;

• can be mitigated with currency hedging or other risk management strategies; or

• will not have a material adverse effect on our business, operating results and financial condition.

In addition, any widespread outbreak of an illness, pandemic or other local or global health issue (including COVID-19), natural disasters, climate change impacts, economic weakness, including inflation or a recession, or uncertain political climates, international hostilities including war, such as the current conflict between Russia and Ukraine, or any terrorist activities, could adversely affect customer demand, the Company’s operations, and its ability to source and deliver services to its customers, which could have a material adverse effect on the Company’s financial results. For instance, the U.K. referendum to exit from the European Union, commonly referred to as “Brexit,” continues to cause global economic, trade and regulatory uncertainty. The Company continues to monitor the impact that Brexit has had on its operations. To date, there has been a nominal impact on the Company’s operating results from Brexit. As the total revenue generated by our British subsidiary is immaterial as compared with the Company’s total consolidated revenue, we do not expect the nominal impact the exit has had on the Company’s operations to date to change in the foreseeable future. Furthermore, although we have no operations directly in the Ukraine, the global economy has been negatively impacted by the military conflict there, which in part has exacerbated inflationary conditions in North America and Western Europe where we conduct nearly all our operations. Macroeconomic conditions continue to also impact the global economy. The scope and duration of these conditions is uncertain. However, the Company has begun to see an impact through its clients beginning to delay IT purchasing decisions and increasing labor and other costs. These conditions may have a significant negative impact on the Company’s operating results in the future if they continue to persist.

All of these factors are outside of our control, but may nonetheless harm our future results and cause us to adjust our strategy in order to compete effectively.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved a total authorization for stock repurchases of $30.0 million.

The information below includes shares surrendered to the Company to satisfy tax withholding obligations associated with employee equity awards.  The information for the fiscal second quarter of 2022 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased under the Plan or Program
April 2 - April 30	—	$—	—	$7,727,724
May 1 - May 31	29,208	$8.85	—	$7,727,724
June 1 - July 1	—	$—	—	$7,727,724
Total	29,208		—

**	Excludes broker commissions

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description	Reference

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

Date: August 8, 2022