Form 10-Q
period 2022-09-30
COMPUTER TASK GROUP INC
filed 2022-11-08
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

a

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	November 4, 2022
Common stock, par value $.01 per share	15,712,451

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Revenue	$75,002	$90,603	$247,178	$279,896
Cost of services	56,773	70,313	188,604	218,460
Gross profit	18,229	20,290	58,574	61,436
Selling, general and administrative expenses	15,976	17,588	49,949	53,835
Operating income	2,253	2,702	8,625	7,601
Interest and other income	133	137	323	331
Interest and other expense	525	679	1,357	1,279
Income before income taxes	1,861	2,160	7,591	6,653
Provision for income taxes	759	488	2,209	1,640
Net income	$1,102	$1,672	$5,382	$5,013
Net income per share:
Basic	$0.08	$0.12	$0.37	$0.36
Diluted	$0.07	$0.11	$0.36	$0.34
Weighted average shares outstanding:
Basic	14,480	14,011	14,366	13,850
Diluted	15,157	14,939	15,086	14,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net income	$1,102	$1,672	$5,382	$5,013

Foreign currency translation adjustment	(3,257)	(1,062)	(7,824)	(3,053)
Change in pension, net of taxes of $43 and $18 in the 2022 and 2021 third quarters, respectively, and $121 and $57 in the first three quarters of 2022 and 2021, respectively	557	311	1,468	917
Other comprehensive loss	(2,700)	(751)	(6,356)	(2,136)

Comprehensive income (loss)	$(1,598)	$921	$(974)	$2,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$26,753	$35,584
Accounts receivable, net of allowances of $347 and $581 in 2022 and 2021, respectively	68,415	84,252
Prepaid and other current assets	3,412	2,849
Income taxes receivable	—	80
Total current assets	98,580	122,765
Property, equipment and capitalized software, net	4,888	5,242
Operating lease right-of-use assets	17,101	22,132
Deferred income taxes	5,004	4,946
Acquired intangibles, net	5,618	7,280
Goodwill	38,914	19,676
Cash surrender value of life insurance, net	4,087	4,018
Other assets	2,217	2,228
Investments	97	47
Total assets	$176,506	$188,334
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$11,765	$21,150
Accrued compensation	20,036	22,534
Advance billings on contracts	5,006	4,762
Short-term operating lease liabilities	5,287	6,444
Short-term deferred payroll taxes	3,508	3,508
Other current liabilities	7,433	6,585
Income taxes payable	1,060	—
Total current liabilities	54,095	64,983
Deferred compensation benefits	10,179	11,437
Long-term operating lease liabilities	11,713	15,612
Deferred income taxes	1,354	1,792
Other long-term liabilities	3,147	73
Total liabilities	80,488	93,897
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in 2022 and 2021	270	270
Capital in excess of par value	109,424	110,330
Retained earnings	113,424	108,042
Less: Treasury stock of 11,305,373 and 11,667,719 shares at cost, in 2022 and 2021, respectively	(103,804)	(107,265)
Accumulated other comprehensive loss	(23,296)	(16,940)
Total shareholders’ equity	96,018	94,437
Total liabilities and shareholders’ equity	$176,506	$188,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Quarters Ended
	September 30, 2022	October 1, 2021
Cash flow from operating activities:
Net income	$5,382	$5,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,051	2,451
Equity-based compensation expense	1,869	1,974
Deferred income taxes	(138)	(269)
Deferred compensation benefits	(152)	(42)
Loss on the sale of property and equipment	—	13
Changes in assets and liabilities that provide (use) cash, excluding the effects of acquisitions:
Accounts receivable	11,614	(6,803)
Prepaid and other current assets	(395)	(847)
Other long-term assets	(41)	(448)
Cash surrender value of life insurance	525	130
Accounts payable	(10,159)	(6,514)
Accrued compensation	(63)	7,826
Income taxes payable / receivable	1,189	145
Advance billings on contracts	670	53
Other current liabilities	151	(440)
Other long-term liabilities	6	(9)
Net cash provided by operating activities	12,509	2,233
Cash flow from investing activities:
Cash paid for acquisitions, net of cash acquired	(16,568)	—
Additions to property and equipment	(479)	(1,447)
Additions to capitalized software	(285)	—
Proceeds from sale of property & equipment	9	—
Premiums paid for life insurance	(594)	(531)
Net cash used in investing activities	(17,917)	(1,978)
Cash flow from financing activities:
Deferred debt financing costs	—	(1,274)
Proceeds from stock option plan exercises	215	366
Taxes remitted for shares withheld from equity-based compensation transactions	(1,230)	(389)
Proceeds from Employee Stock Purchase Plan	131	122
Net cash used in financing activities	(884)	(1,175)
Effect of exchange rates on cash and cash equivalents	(2,539)	(917)
Net decrease in cash and cash equivalents	(8,831)	(1,837)
Cash and cash equivalents at beginning of year	35,584	32,865
Cash and cash equivalents at end of quarter	$26,753	$31,028

Supplemental disclosure of non-cash transactions
Acquisition share issuance	$1,178	$—
Acquisition stock option issuance	$391	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
Balances as of July 1, 2022	27,018	$270	$108,890	$112,322	11,499	$(105,579)	$(20,596)	$95,307
Employee Stock Purchase Plan share issuance	—	—	(9)	—	(7)	56	—	47
Restricted stock plan share issuance/forfeiture	—	—	(123)	—	(13)	123	—	—
Acquisition share issuance	—	—	(418)	—	(174)	1,596	—	1,178
Acquisition stock option issuance	—	—	391	—	—	—	—	391
Equity-based compensation	—	—	693	—	—	—	—	693
Net income	—	—	—	1,102	—	—	—	1,102
Foreign currency adjustment	—	—	—	—	—	—	(3,257)	(3,257)
Pension loss adjustment, net of tax	—	—	—	—	—	—	557	557
Balances as of September 30, 2022	27,018	$270	$109,424	$113,424	11,305	$(103,804)	$(23,296)	$96,018

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
Balances as of July 2, 2021	27,018	$270	$109,133	$97,653	11,690	$(107,507)	$(16,752)	$82,797
Employee Stock Purchase Plan share issuance	—	—	(2)	—	(5)	40	—	38
Restricted Stock Plan share issuance/forfeiture	—	—	(119)	—	(11)	119	—	—
Equity-based compensation	—	—	702	—	—	—	—	702
Net income	—	—	—	1,672	—	—	—	1,672
Foreign currency adjustment	—	—	—	—	—	—	(1,062)	(1,062)
Pension loss adjustment, net of tax	—	—	—	—	—	—	311	311
Balances as of October 1, 2021	27,018	$270	$109,714	$99,325	11,674	$(107,348)	$(17,503)	$84,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
Balances as of December 31, 2021	27,018	$270	$110,330	$108,042	11,668	$(107,265)	$(16,940)	$94,437
Employee Stock Purchase Plan share issuance	—	—	(12)	—	(16)	143	—	131
Stock Option Plan share issuance, net	—	—	(233)	—	(49)	448	—	215
Restricted stock plan share issuance/forfeiture	—	—	(2,503)	—	(124)	1,274	—	(1,229)
Acquisition share issuance	—	—	(418)	—	(174)	1,596	—	1,178
Acquisition stock option issuance	—	—	391	—	—	—	—	391
Equity-based compensation	—	—	1,869	—	—	—	—	1,869
Net income	—	—	—	5,382	—	—	—	5,382
Foreign currency adjustment	—	—	—	—	—	—	(7,824)	(7,824)
Pension loss adjustment, net of tax	—	—	—	—	—	—	1,468	1,468
Balances as of September 30, 2022	27,018	$270	$109,424	$113,424	11,305	$(103,804)	$(23,296)	$96,018

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
Balances as of December 31, 2020	27,018	$270	$109,407	$94,312	11,842	$(109,114)	$(15,367)	$79,508
Employee Stock Purchase Plan share issuance	—	—	(4)	—	(14)	126	—	122
Stock Option Plan share issuance, net	—	—	(427)	—	(82)	793	—	366
Restricted Stock Plan share issuance/forfeiture	—	—	(1,236)	—	(72)	847	—	(389)
Equity-based compensation	—	—	1,974	—	—	—	—	1,974
Net income	—	—	—	5,013	—	—	—	5,013
Foreign currency adjustment	—	—	—	—	—	—	(3,053)	(3,053)
Pension loss adjustment, net of tax	—	—	—	—	—	—	917	917
Balances as of October 1, 2021	27,018	$270	$109,714	$99,325	11,674	$(107,348)	$(17,503)	$84,458

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal period where the last day of each of the first three quarters is a Friday. The 2022 third quarter began on July 2, 2022 and ended on September 30, 2022. The 2021 third quarter began on July 3, 2021 and ended on October 1, 2021. There were 63 billable days in both the 2022 and 2021 third quarters, and 192 billable days in both the 2022 and 2021 year-to-date periods.

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

There were no subsequent events as of the date of this filing from the end of the fiscal third quarter on September 30, 2022 that require recognition or disclosure in these unaudited interim condensed consolidated financial statements.

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

The segment revenue for the quarter and three quarters ended September 30, 2022 and October 1, 2021 was as follows:

For the Quarter Ended:					Year-over-Year
(amounts in thousands)	September 30, 2022		October 1, 2021		Change
North America IT Solutions and Services	27.1%	$20,340	23.4%	$21,215	(4.1)%
Europe IT Solutions and Services	44.4%	33,258	43.3%	39,199	(15.2)%
Non-Strategic Technology Services	28.5%	21,404	33.3%	30,189	(29.1)%
Total	100.0%	$75,002	100.0%	$90,603	(17.2)%

For the Three Quarters Ended:					Year-over-Year
(amounts in thousands)	September 30, 2022		October 1, 2021		Change
North America IT Solutions and Services	24.7%	$61,114	20.2%	$56,431	8.3%
Europe IT Solutions and Services	45.7%	112,896	46.2%	129,260	(12.7)%
Non-Strategic Technology Services	29.6%	73,168	33.6%	94,205	(22.3)%
Total	100.0%	$247,178	100.0%	$279,896	(11.7)%

The Company focuses a significant portion of its services through five vertical market focus areas: technology service providers, healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), manufacturing, financial services, and energy. The Company focuses on these five vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and three quarters ended September 30, 2022 and October 1, 2021 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Technology service providers	22.4%	28.0%	23.5%	28.4%
Healthcare	19.1%	17.7%	18.0%	15.9%
Manufacturing	16.9%	12.3%	15.2%	12.1%
Financial services	15.1%	17.4%	15.6%	17.8%
Energy	5.7%	5.3%	5.8%	5.6%
General markets	20.8%	19.3%	21.9%	20.2%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarter and three quarters ended September 30, 2022 and October 1, 2021 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Time-and-material	76.3%	79.2%	77.2%	79.3%
Progress billing	17.9%	18.2%	18.0%	18.3%
Percentage-of-completion	5.8%	2.6%	4.8%	2.4%
Total	100.0%	100.0%	100.0%	100.0%

The Company recorded revenue in the quarter and three quarters ended September 30, 2022 and October 1, 2021 as follows:

For the Quarter Ended:	September 30, 2022		October 1, 2021		Year-over-Year Change
(amounts in thousands)
North America	55.3%	$41,500	55.5%	$50,288	(17.5)%
Europe	44.7%	33,502	44.5%	40,315	(16.9)%
Total	100.0%	$75,002	100.0%	$90,603	(17.2)%

For the Three Quarters Ended:	September 30, 2022		October 1, 2021		Year-over-Year Change
(amounts in thousands)
North America	53.7%	$132,804	52.6%	$147,142	(9.7)%
Europe	46.3%	114,374	47.4%	132,754	(13.8)%
Total	100.0%	$247,178	100.0%	$279,896	(11.7)%

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

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2022, the aggregate transaction price allocated to unsatisfied or partially unsatisfied performance obligations for fixed-price and all managed-support contracts was approximately $11.1 million and $41.3 million, respectively. Approximately $18.1 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2022, and approximately $34.3 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2023 and beyond.

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At September 30, 2022 and December 31, 2021, the carrying amounts of the Company’s cash of $26.8 million and $35.6 million, respectively, approximated fair value.

As described in Note 3 of the condensed consolidated financial statements, the Company acquired 100% of the equity of StarDust in the 2020 first quarter and Eleviant in the 2022 third quarter. In regards to the StarDust acquisition, Level 3 inputs were used to estimate the fair values of the assets acquired and liabilities assumed. The valuation techniques used to assign fair values to intangible assets included the relief-from-royalty and excess earnings methods.

The Company recorded a contingent consideration liability related to the earn-out provision of which a portion will be payable in each period subject to the achievement by Eleviant of revenue and gross profit targets for fiscal 2022, 2023 and 2024. There is no payout if the achievements are below the target threshold. However, in subsequent years, if the preceding year’s targets were not met, an earn-out can be earned for both years if the combined total for gross profit or revenue for the two years exceeds the combined two-year targets. The fair value as of the September 29, 2022 acquisition date was initially recorded in the 2022 third quarter as $4.0 million.

The Company recorded a contingent consideration liability related to the earn-out provision of which a portion will be payable in each period subject to the achievement by StarDust of consolidated direct profit targets for fiscal 2020 and 2021. There is no payout if the achievements are below the target threshold. The fair value of this contingent consideration liability is determined using level 3 inputs. The fair value assigned to the contingent consideration liability is determined using the real options method, which requires inputs such as consolidated direct profit forecasts, discount rate, and other market variables to assess the probability of StarDust achieving their revenue and EBIT targets. There were no payments made in 2022, and no remaining liability at September 30, 2022. During the 2021 second quarter, the Company paid approximately $0.3 million relating to the earn-out based on the achievement by StarDust of the consolidated direct profit targets for fiscal 2020.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies currently on 16 individuals, whose average age is 79 years old. Those policies have generated cash surrender value and the Company has taken loans against the policies. At September 30, 2022, the insurance policies that have been borrowed against have a gross cash surrender value of $29.3 million, outstanding loans and interest totaling $25.7 million, and a net cash surrender value of $3.6 million. At December 31, 2021, these insurance policies had a gross cash surrender value of $28.3 million, outstanding loans and interest totaling $25.2 million, and a net cash surrender value of $3.1 million. The net cash surrender values are included on the condensed consolidated balance sheets in “Cash surrender value of life insurance, net” under non-current assets.

At September 30, 2022 and December 31, 2021, the total death benefit for the remaining policies was approximately $37.0 million and $36.0 million, respectively. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $11.0 million after the payment of obligations, and, under current tax regulations, record a non-taxable gain of approximately $7.4 million.

Cash and Cash Equivalents, and Cash Overdrafts

For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. The Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment. In the event the Company has no available cash at the bank for which it writes its checks, the "change in cash overdraft, net" line item as presented on the condensed consolidated statement of cash flows, represents the increase or decrease in outstanding checks for a given period. The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has multiple accounts that carry balances in excess of this insurable limit. The Company’s cash in its foreign bank accounts is not insured.

Accounts Receivable Factoring

As part of our working capital management, the Company has a factoring agreement to sell certain trade accounts receivables associated with its largest client on a non-recourse basis to a third-party financial institution. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. There were $7.7 million and $0.9 million trade accounts receivable sold under the factoring agreement during the quarters ended September 30, 2022 and October 1, 2021, respectively. Total trade accounts receivable sold under the factoring agreement were approximately $12.2 million and $26.5 million in the year-to-date periods ended September 30, 2022 and October 1, 2021, respectively. Fees for the factoring arrangement were recorded in cost of services and were less than $0.1 million in both the quarter and year-to-date periods ended September 30, 2022 and October 1, 2021.

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at September 30, 2022 and December 31, 2021 were recorded as follows:

(amounts in thousands)	September 30, 2022	December 31, 2021
Property, equipment and capitalized software	$14,235	$15,628
Accumulated depreciation and amortization	(9,347)	(10,386)
Property, equipment and capitalized software, net	$4,888	$5,242

The Company capitalizes software projects developed for commercial use. The change in the Company’s capitalized software cost balance during the quarter and three quarters ended September 30, 2022 and October 1, 2021 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Capitalized software, beginning balance	$1,484	$2,416	$1,607	$2,397
Foreign currency translation	(83)	(39)	(206)	(20)
Capitalized software	$1,401	$2,377	$1,401	$2,377

Capitalized software amortization periods range from three to five years, and are evaluated periodically for propriety. The Company capitalized a total of $0.3 million of costs related to the development of software for sale or license for the quarter and year-to-date period ended September 30, 2022.

Amortization expense and accumulated amortization for these projects for the quarter and three quarters ended September 30, 2022 and October 1, 2021 are as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Accumulated amortization, beginning balance	$1,084	$1,533	$978	$1,280
Amortization expense	27	95	133	348
Accumulated amortization	$1,111	$1,628	$1,111	$1,628

Guarantees

The Company has a number of guarantees in place in its European operations that support office leases and performance under government contracts. These guarantees totaled approximately $2.8 million and $3.1 million at September 30, 2022 and December 31, 2021, respectively, and have expiration dates ranging from October 2022 through October 2034.

Goodwill

The goodwill recorded on the Company's condensed consolidated balance sheet at September 30, 2022 relates to the acquisitions of Soft Company in 2018, Tech-IT in 2019, StarDust in 2020, and Eleviant in 2022. In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment exist in interim periods. There were no impairment indicators noted in the quarter or three quarters ended September 30, 2022 and October 1, 2021.

The changes in the carrying amount of goodwill for the three quarters ended September 30, 2022 are as follows:

(amounts in thousands)
Balance at December 31, 2021	$19,676
Acquired goodwill	21,917
Foreign currency translation	(2,679)
Balance at September 30, 2022	$38,914

The Company’s goodwill at September 30, 2022 totaled $38.9 million, including $15.8 million in the Europe IT Solutions and Services segment and $23.1 million in the North America IT Solutions and Services segment. The significant addition to goodwill balances in the North America IT Solutions and Services segment is due to the acquisition of Eleviant in the third quarter of 2022. At December 31, 2021, the Company’s goodwill balance totaled $19.7 million, which included $18.3 million in the Company’s Europe IT Solutions and Services segment and $1.4 million in the North America IT Solutions and Services segment.

Acquired Intangible Assets

Acquired intangible assets at September 30, 2022 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 years	$1,532	$(1,264)	$(268)	$—
Technology	10 years	591	(134)	(72)	385
Customer relationships	7-13 years	10,496	(3,321)	(1,942)	5,233
Total		$12,619	$(4,719)	$(2,282)	$5,618

Acquired intangible assets at December 31, 2021 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 years	$1,532	$(1,454)	$(70)	$8
Technology	10 years	591	(110)	10	491
Customer relationships	7-13 years	10,496	(3,121)	(594)	6,781
Total		$12,619	$(4,685)	$(654)	$7,280

Estimated amortization expense for the remainder of 2022, the five succeeding years, and thereafter is as follows:

Year	Annual Amortization
(amounts in thousands)
2022 (remaining)	$222
2023	885
2024	885
2025	885
2026	885
2027	518
Thereafter	1,338
Total	$5,618

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

3.
Acquisitions

Eleviant Technologies, Inc. ("Eleviant")

On September 29, 2022, the Company acquired 100% of the equity of Eleviant for approximately $19.0 million, the purchase consideration included $17.4 million of cash on hand. In addition to the cash payment, Eleviant owners and executives were issued 173,802 shares of common stock valued at $1.2 million, and 200,000 stock options from the 2020 Equity Award Plan at the date of acquisition, valued at $0.4 million.

The U.S.-based Eleviant is a provider of digital transformation services and solutions, and is headquartered in Dallas, TX, with operations in Chennai and Coimbatore, India. Eleviant’s offerings support the new ways enterprises work, communicate, and scale today and focus on cloud, application modernization, mobile, artificial intelligence (AI), machine learning (ML), and robotic process automization (RPA). Eleviant’s services are supported by a portfolio of solutions, including PeopleOne, a Digital Workplace platform for employee engagement, communication, and collaboration; vChat, a chatbot builder platform; and vBots, an RPA builder platform. The acquisition is expected to aid CTG in accelerating the growth of digital solutions sales to clients in the Americas and Europe and create new points of entry with proven technology services and solutions.

An earn-out of $5.0 million can be earned, a portion of which will be payable in each period subject to the achievement of revenue and gross profit targets for fiscal 2022, 2023 and 2024. Additionally, for each $10,000 of gross profit or revenue achieved above the targets, an additional $2,000 can be earned, with no maximum limit. There is no payout if the achievement is below the target threshold. However, in subsequent years, if the preceding year’s targets were not met, an earn-out can be earned for both years if the combined total for gross profit or revenue for the two years exceeds the combined two-year targets. The fair value as of the September 29, 2022 acquisition date was $4.0 million.

The acquisition fair value of the consideration for the acquisition of Eleviant consisted of the following as of September 29, 2022:

(amounts in thousands)
Cash consideration	$17,382
Share issuance	1,178
Stock option issuance - 3-month vest	166
Stock option issuance - 12-month vest	225
Fair value of contingent consideration	4,000
Fair value of purchase consideration	$22,951

The following table summarizes the allocation of the aggregate purchase price consideration to the fair value of the assets acquired and liabilities assumed as of September 29, 2022:

(amounts in thousands)
Assets Acquired:
Cash	$814
Accounts receivable	1,551
Prepaids and other current assets	300
Property and equipment	606
Goodwill	21,917
Total assets acquired	$25,188

Liabilities Assumed:
Accounts payable	$1,773
Other current liabilities	464
Total liabilities assumed	$2,237
Net assets acquired	$22,951

As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included in this quarterly report on Form 10-Q. As of the date of filing this quarterly report on Form 10-Q, the preliminary purchase accounting has not yet been finalized due primarily to the timing of information being provided to our valuation specialist and the pending receipt of a preliminary valuation report for certain assets and liabilities, including identified intangible assets. The Company expects to update this information in the fourth quarter of 2022. At September 30, 2022, the Company allocated value to current assets and liabilities based on book values at September 29, 2022, which approximates fair value. The remaining purchase price is tentatively allocated to goodwill.

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

An earn-out of up to $1.1 million (€1.0 million based on a EUR into USD exchange rate of 1.1145) can be earned, a portion of which will be payable in each period subject to the achievement of consolidated direct profit targets for fiscal 2020 and 2021. Additionally, for each €10,000 of consolidated direct profit achieved above the target, an additional €1,000 can be earned, with no maximum limit. There is no payout if the achievement is below the target threshold. The fair value as of the March 3, 2020 acquisition date was determined to be $0.1 million. There were no payments made in 2022, and no remaining liability at September 30, 2022, as the consolidated direct profit targets were not met by StarDust for the fiscal year 2021.

The Company incurred amortization of intangible assets related to this acquisition of less than $0.1 million and $0.1 million in the 2022 third quarter and year-to-date period, respectively, and $0.1 million and $0.2 million in the 2021 third quarter and year-to-date period, respectively, which were recorded as a component of selling, general, and administrative expenses in the condensed consolidated statements of income. The purchase price allocation for this acquisition was finalized in the 2020 third quarter.

4.
Net Income Per Share

Basic and diluted earnings per share (EPS) for the quarter and three quarters ended September 30, 2022 and October 1, 2021 were as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands, except per-share data)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Weighted-average number of shares outstanding during period	14,480	14,011	14,366	13,850
Common stock equivalents from incremental shares under equity-based compensation plans	677	928	720	1,101
Number of shares on which diluted earnings per share is based	15,157	14,939	15,086	14,951
Net income	$1,102	$1,672	$5,382	$5,013
Net income per share
Basic	$0.08	$0.12	$0.37	$0.36
Diluted	$0.07	$0.11	$0.36	$0.34

Weighted-average shares represent the average number of issued shares less treasury shares, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 0.6 million shares of common stock were outstanding at both September 30, 2022 and October 1, 2021, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

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

Lease costs for the quarter and three quarters ended September 30, 2022 and October 1, 2021 were as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Operating lease costs	$1,620	$1,899	$5,067	$5,782
Variable lease costs	79	105	252	315
Short-term lease costs	98	113	310	332

Maturities for the Company’s lease liabilities for all operating leases as of September 30, 2022 are as follows:

Total
Year	Operating Leases
(amounts in thousands)
2022 (remaining)	$1,515
2023	4,932
2024	3,599
2025	2,515
2026	1,773
2027 & thereafter	4,313
Total undiscounted operating lease payments	18,647
Less: Interest	(1,647)
Total present value of operating lease liabilities	$17,000

The weighted average remaining lease terms and discount rates for all operating leases as of September 30, 2022 and October 1, 2021 were as follows:

	September 30, 2022	October 1, 2021
Weighted average remaining lease term (years)	5.63	6.01
Weighted average remaining discount rate	3.12%	2.11%

Supplemental cash flow information related to the Company’s operating leases for the 2022 year-to-date period is as follows:

(amounts in thousands)	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$5,067
Right-of-use assets obtained in exchange for new operating lease liabilities	2,175

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

At both September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Credit Agreement. The Company borrows or repays its debts as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

There were no borrowings during the 2022 and 2021 third quarters and year-to-date periods, respectively.

Under the Credit Agreement, the Company is required to meet one financial covenant in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenant is measured quarterly, and at September 30, 2022 represented a fixed charge coverage ratio, where for the trailing twelve months the consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for, amongst other items, equity-based compensation and severance expenses, must be greater than 1.0 times the consolidated interest expense paid in cash and any scheduled principal payments. The fixed charge coverage ratio is only tested if availability, subject to a maximum of the commitment of $50.0 million, on the measurement date is less than the greater of 12.5% of the total loan availability or $5.0 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves for each country included in the Credit Agreement (the United States, Belgium, and Luxembourg). Receivable balances from our largest client, IBM, have been removed from the Credit Agreement as collateral, as the Company had entered into a factoring arrangement for those receivables. Total availability as of September 30, 2022 was approximately $34.1 million. The Company’s compliance with its financial covenant was not required to be tested at September 30, 2022 as the availability under the Credit Agreement was in excess of 12.5% of the total loan availability. The Company was in compliance with its applicable covenants under the previous Credit and Security Agreement at October 1, 2021.

7.
Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021 are as follows:

(amounts in thousands)	September 30, 2022	December 31, 2021
Foreign currency translation adjustment	$(15,521)	$(7,697)
Pension loss, net of tax of $698 in 2022 and $819 in 2021	(7,775)	(9,243)
Accumulated other comprehensive loss	$(23,296)	$(16,940)

During the 2022 and 2021 third quarter and year-to-date periods, actuarial losses were amortized to expense as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Amortization of actuarial losses	$119	$122	$374	$370
Income tax	(20)	(10)	(62)	(30)
Net of tax	$99	$112	$312	$340

The amortization of both prior service cost and actuarial losses, with the exception of the actuarial gains related to the post retirement benefit plan, are included in determining net periodic pension cost. See note 9, "Deferred Compensation and Other Benefits" for additional information.

8.
Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2022 third quarter and year-to-date ETR was 40.8% and 29.1%, respectively, and the 2021 third quarter and year-to-date ETR was 22.6% and 24.7%, respectively.

The ETR was higher in the 2022 third quarter and year-to-date period as compared with the corresponding 2021 periods primarily due to audit adjustments upon completion of a prior year tax audit that were recorded in the 2022 third quarter.

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

Net periodic pension cost for the quarter and three quarters ended September 30, 2022 and October 1, 2021 for the plans is as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Service cost	$97	$124	$310	$378
Interest cost	82	49	255	149
Expected return on assets	(153)	(175)	(485)	(532)
Amortization of actuarial loss	121	124	378	374
Net periodic pension cost	$147	$122	$458	$369

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see Note 2 for “Life Insurance Policies”). The Company does not anticipate contributing to the plan other than for benefit payments as required in 2022 and future years. In the 2022 third quarter and year-to-date period, the Company made benefit payments totaling less than $0.1 million and $0.3 million, respectively, and expects to make payments in 2022 totaling approximately $0.5 million. The Company made benefit payments totaling approximately $0.1 million and $0.3 million in the 2021 third quarter and year-to-date period, respectively.

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

The BDBP is considered fully funded. The Company made contributions of $0.2 million in both the 2022 and 2021 third quarters, and $0.5 million in both the 2022 and 2021 year-to-date periods. The Company made benefit payments totaling less than $0.1 million in both the 2022 and 2021 third quarters, and expects to make payments in 2022 totaling $0.1 million.

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

The Company maintains various other defined contribution retirement plans covering European employees. Company contributions charged to operations were $0.1 million in both the 2022 and 2021 third quarters, and $0.3 million in both the year-to-date periods ended September 30, 2022 and October 1, 2021.

The change in the fair value of plan assets for the plans for the three quarters ended September 30, 2022 and October 1, 2021 was as follows:

	For the Three Quarters Ended
(amounts in thousands)	September 30, 2022	October 1, 2021
Fair value of plan assets at beginning of period	$19,978	$20,654
Return on plan assets	485	532
Contributions	858	890
Benefits paid	(686)	(674)
Effect of exchange rate changes	(2,765)	(1,162)
Fair value of plan assets at end of quarter	$17,870	$20,240

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made no cash contributions in either the 2022 or 2021 third quarter or year-to-date periods for amounts earned in the previous year. Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were no stock units purchased during the 2022 third quarter or year-to-date periods. An executive purchased 20,958 stock units from the Company using their available balance during the 2021 third quarter and there were no other stock units purchased during the 2021 year-to-date period.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. The Company made cash contributions of less than $0.1 million and $0.1 million during the 2022 third quarter and year-to-date periods, respectively, and made no cash contributions during either the 2021 third quarter or year-to-date periods. The remaining contributions deposited in the directors’ accounts in the 2022 and 2021 third quarter and year-to-date periods consisted of equity grants from the 2020 Equity Award Plan. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

10.
Equity-based Compensation

During the 2022 third quarter and year-to-date period, the Company granted restricted stock totaling 13,835 and 304,706 shares, respectively. During the 2021 third quarter and year-to-date period, the Company granted restricted stock totaling 15,012 and 255,331 shares, respectively. All grants in 2022 and 2021 were funded out of treasury stock.

Director Board fees are paid in part with quarterly grants of stock units. Of the total shares granted during the 2022 third quarter and year-to-date period, 13,835 and 38,370 shares represented restricted stock units that were granted to Board members, respectively. The shares vest over the quarter in which they were granted and the Company is expensing these grants as such. Grants of similar units to the Board members totaled 15,012 and 43,242 shares of restricted stock units in the 2021 third quarter and year-to-date period, respectively.

Of the shares granted in the 2022 year-to-date period, 139,221 shares were granted to senior management, of which 92,815 shares included a performance condition. The shares will only vest, in part, to senior management if at least

80% of a three-year cumulative target for diluted earnings per share is met for the three-year period ended December 31, 2024. If at least 80% of the three-year EPS target is not met, the grants will expire. Of the shares granted during 2021 year-to-date period, 119,874 were granted to senior management, of which 79,917 shares included a performance condition. The shares will only vest in part, to senior management if at least 80% of a three-year cumulative target for diluted earnings per share is met for the three-year period ended December 31, 2023. If at least 80% of the three-year EPS target is not met, the grants will expire.

The remaining shares granted in the 2022 and 2021 third quarter and year-to-date periods include shares that vest ratably over a period of three or four years, beginning one year from the date of grant.

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

A total of 334,790 stock options were granted during the 2022 year-to-date period ended September 30, 2022. Of those 334,790 stock options, 200,000 were granted on September 29, 2022 from the 2020 Equity Award Plan as part of the Eleviant acquisition. Of the 200,000 stock options granted, 100,000 stock options vest in three months, and the remaining 100,000 stock options vest in twelve months. The 100,000 stock options that vest in three months have a fair value of $1.66 per share using the Black-Scholes valuation model. The assumptions used to calculate the fair value include the price on the date of grant of $6.78 per option, an expected life of 1.9 years, expected volatility of 38.5%, an expected dividend yield of zero, and a risk free rate of 4.2%. The 100,000 stock options that vest in twelve months have a fair value of $2.25 per share using the Black-Scholes valuation model. The assumptions used to calculate the fair value include the price on the date of grant of $6.78 per option, an expected life of 2.7 years, expected volatility of 45.6%, an expected dividend yield of zero, and a risk free rate of 4.2%. In addition, 134,790 stock options were granted on March 18, 2022 from the 2020 Equity Award Plan. The options have a fair value of $3.14 per share using the Black-Scholes valuation model. The assumptions used to calculate the fair value include the price on the date of grant of $9.12 per option, an expected life of 3.4 years, expected volatility of 44.6%, an expected dividend yield of zero, and a risk free rate of 2.1%. The options vest ratably over three years, and are being expensed over that period.

A total of 105,906 options were granted during the 2021 year-to-date period ended October 1, 2021 on March 24, 2021 from the 2020 Equity Award Plan. The options have a fair value of $3.46 per share using the Black-Scholes valuation model. The assumptions used to calculate the fair value include the price on the date of grant of $9.17 per option, an expected life of 5.1 years, expected volatility of 41.9%, an expected dividend yield of zero, and a risk free rate of 0.8%.

11.
Treasury Stock

The Company’s Board of Directors has previously authorized the repurchase of up to $30.0 million of the Company’s stock. The Company did not purchase shares for treasury during the 2022 or 2021 third quarter or year-to-date periods. As of September 30, 2022 and October 1, 2021, the Company had approximately $7.7 million left in its current stock repurchase authorization.

The Company issued 187,637 and 537,128 shares during the 2022 third quarter and year-to-date period, respectively, of which 173,802 shares were issued as part of the acquisition of Eleviant, while the remaining shares were issued to fulfill the requirements from the grant of restricted shares or units and the exercise of stock options.

The Company issued 15,012 and 255,331 shares during the 2021 third quarter and year-to-date period, respectively, to fulfill the share requirements from the grant of restricted shares or units and the exercise of stock options.

12.
Significant Clients

In the 2022 third quarter, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $13.7 million or 18.2% of consolidated revenue compared with $18.9 million or 20.9% of consolidated revenue in the comparable 2021 period. In the 2022 year-to-date period, IBM accounted for $46.1 million or 18.7% of consolidated revenue, compared with $58.1 million or 20.8% of consolidated revenue in the comparable 2021 period. The National Technical Services Agreement with IBM expires on October 27, 2023. The Company’s accounts receivable from IBM at September 30, 2022 and December 31, 2021 totaled $11.4 million and $8.9 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2022 or 2021 third quarter or year-to-date periods.

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

The segments are composed of the following:

IT Solutions and Services in North America and Europe

IT Solutions and Services include business, technology, and operations solutions that aid our clients in digitally transforming their company, and ultimately meet the needs of their clients. The digital services the Company delivers include the Internet of Things, Intelligent Automation, Data and Analytics, Cloud and Automated Testing.

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

The operating results for the Company’s segments for the quarter and three quarters ended September 30, 2022 and October 1, 2021 were as follows:

Quarter Ended September 30, 2022	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$20,340	$33,258	$21,404	$75,002
Direct costs	12,617	25,388	18,768	56,773
Gross profit	7,723	7,870	2,636	18,229
Operating expenses	3,594	4,406	575	8,575
Contribution profit	$4,129	$3,464	$2,061	9,654
General and administrative expenses				7,401
Operating income				$2,253

Quarter Ended October 1, 2021	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$21,215	$39,199	$30,189	$90,603
Direct costs	13,942	29,658	26,713	70,313
Gross profit	7,273	9,541	3,476	20,290
Operating expenses	3,464	5,183	1,169	9,816
Contribution profit	$3,809	$4,358	$2,307	10,474
General and administrative expenses				7,772
Operating income				$2,702

Three Quarters Ended September 30, 2022	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$61,114	$112,896	$73,168	$247,178
Direct costs	39,450	84,964	64,190	188,604
Gross profit	21,664	27,932	8,978	58,574
Operating expenses	10,256	14,490	2,086	26,832
Contribution profit	$11,408	$13,442	$6,892	31,742
General and administrative expenses				23,117
Operating income				$8,625

Three Quarters Ended October 1, 2021	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$56,431	$129,260	$94,205	$279,896
Direct costs	37,072	97,754	83,634	218,460
Gross profit	19,359	31,506	10,571	61,436
Operating expenses	9,787	15,802	3,802	29,391
Contribution profit	$9,572	$15,704	$6,769	32,045
General and administrative expenses				24,444
Operating income				$7,601

Depreciation allocated to Europe IT Solutions and Services totaled $0.2 million and $0.1 million in the quarters ended September 30, 2022 and October 1, 2021, respectively and $0.5 million in both the 2022 and 2021 year-to-date periods, respectively. Depreciation allocated to North America IT Solutions and Services totaled $0.1 million in each of the quarters ended September 30, 2022 and October 1, 2021, respectively, and $0.3 million and $0.2 million in the 2022 and 2021 year-to-date periods, respectively. Depreciation allocated to Non-Strategic Technology Services totaled less than

$0.1 million in each of the quarters ended September 30, 2022 and October 1, 2021, and less than $0.1 million in both the 2022 and 2021 year-to-date periods, respectively.

The Company has not provided any other expense or asset information for each of its segments as the Company’s CEO, who is the chief operating decision maker, does not use this information in any way to make resource decisions or to manage the segments. The Company does not prepare balance sheet or statement of cash flow information for its segments.

The Company’s goodwill at September 30, 2022 totaled $38.9 million, including $15.8 million in the Europe IT Solutions and Services segment and $23.1 million in the North America IT Solutions and Services segment. The significant addition to goodwill balances in the North America IT Solutions and Services segment is due to the acquisition of Eleviant in the third quarter of 2022. At December 31, 2021, the Company’s goodwill balance totaled $19.7 million, which included $18.3 million in the Company’s Europe IT Solutions and Services segment and $1.4 million in the North America IT Solutions and Services segment.

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

Trends Impacting the Business

Macroeconomic Trends

In recent years, interest rates remained at historically low levels, primarily due to impacts to the U.S economy caused by COVID-19. More recently, higher consumer demand, lower interest rates, global supply chain disruption, and other factors have contributed to rapidly accelerating economic inflation. To offset the impacts of inflation, the Federal Open Market Committee ("FOMC") has been, and intends to continue, raising interest rates throughout the remainder of 2022 and possibly into 2023. While the actual timing and extent of the future increases in interest rates remains unknown, higher long-term interest rates may have a material adverse impact to us as a higher cost of capital could significantly increase our interest expense on any debt we incur in the future. High inflation and interest rates are negatively impacting our clients spending, which may adversely impact our business, financial condition, cash flows and results of operations.

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

The Company focuses a significant portion of its services through five vertical market focus areas: technology service providers, healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), manufacturing, financial services, and energy. The Company focuses on these five vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and three quarters ended September 30, 2022 and October 1, 2021 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Technology service providers	22.4%	28.0%	23.5%	28.4%
Healthcare	19.1%	17.7%	18.0%	15.9%
Manufacturing	16.9%	12.3%	15.2%	12.1%
Financial services	15.1%	17.4%	15.6%	17.8%
Energy	5.7%	5.3%	5.8%	5.6%
General markets	20.8%	19.3%	21.9%	20.2%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarter and three quarters ended September 30, 2022 and October 1, 2021 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Time-and-material	76.3%	79.2%	77.2%	79.3%
Progress billing	17.9%	18.2%	18.0%	18.3%
Percentage-of-completion	5.8%	2.6%	4.8%	2.4%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s operating segments recorded revenue in the quarter and three quarters ended September 30, 2022 and October 1, 2021 was as follows:

For the Quarter Ended:					Year-over-Year
(amounts in thousands)	September 30, 2022		October 1, 2021		Change
North America IT Solutions and Services	27.1%	$20,340	23.4%	$21,215	(4.1)%
Europe IT Solutions and Services	44.4%	33,258	43.3%	39,199	(15.2)%
Non-Strategic Technology Services	28.5%	21,404	33.3%	30,189	(29.1)%
Total	100.0%	$75,002	100.0%	$90,603	(17.2)%

For the Three Quarters Ended:					Year-over-Year
(amounts in thousands)	September 30, 2022		October 1, 2021		Change
North America IT Solutions and Services	24.7%	$61,114	20.2%	$56,431	8.3%
Europe IT Solutions and Services	45.7%	112,896	46.2%	129,260	(12.7)%
Non-Strategic Technology Services	29.6%	73,168	33.6%	94,205	(22.3)%
Total	100.0%	$247,178	100.0%	$279,896	(11.7)%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	September 30, 2022		October 1, 2021
(amounts in thousands)
Revenue	100.0%	$75,002	100.0%	$90,603
Cost of services	75.7%	56,773	77.6%	70,313
Gross profit	24.3%	18,229	22.4%	20,290
Selling, general and administrative expenses	21.3%	15,976	19.4%	17,588
Operating income	3.0%	2,253	3.0%	2,702
Interest and other expense, net	(0.5)%	(392)	(0.6)%	(542)
Income before income taxes	2.5%	1,861	2.4%	2,160
Provision for income taxes	1.0%	759	0.6%	488
Net income	1.5%	$1,102	1.8%	$1,672

For the Three Quarters Ended:	September 30, 2022		October 1, 2021
(amounts in thousands)
Revenue	100.0%	$247,178	100.0%	$279,896
Cost of services	76.3%	188,604	78.1%	218,460
Gross profit	23.7%	58,574	21.9%	61,436
Selling, general and administrative expenses	20.2%	49,949	19.2%	53,835
Operating income	3.5%	8,625	2.7%	7,601
Interest and other income (expense), net	(0.4)%	(1,034)	(0.3)%	(948)
Income before income taxes	3.1%	7,591	2.4%	6,653
Provision for income taxes	0.9%	2,209	0.6%	1,640
Net income	2.2%	$5,382	1.8%	$5,013

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

Although the Company acquired Eleviant during the third quarter of 2022, the acquisition was completed on September 29, 2022, and the impact on the Company's operating results in the quarter was insignificant.

On a consolidated basis, North America IT Solutions and Services revenue decreased approximately $0.9 million year-over-year to $20.3 million, or 27.1% of consolidated revenue in the 2022 third quarter, and increased approximately $4.7 million year-over-year to $61.1 million, or 24.7% of consolidated revenue in the 2022 year-to-date period. This compares with $21.2 million or 23.4% in the corresponding 2021 third quarter, and $56.4 million or 20.2% in the corresponding 2021 year-to-date period. The decrease in North America IT Solutions and Services revenue in the 2022 third quarter was due to a significant project that began in the third quarter of 2021 and was completed in the fourth quarter of 2021. This project was not replaced in 2022 which caused revenue in that period to be lower. The increase in the year-to-date period was primarily due to the investments made in business development, solutions and delivery over the past several years and the focus on growing the business unit as part of our overall strategy. Given the significant project in 2021 totaled more than $25 million in revenue in the second half of 2021 and has not been replaced, the Company's revenue in this segment will be significantly lower in the fourth quarter of 2022 as compared with the prior year period.

Europe IT Solutions and Services revenue decreased $5.9 million to $33.3 million and represented 44.4% of consolidated revenue in the 2022 third quarter, and decreased approximately $16.4 million year-over-year to $112.9 million, or 45.7% of consolidated revenue in the 2022 year-to-date period. This compares with $39.2 million or 43.3% of revenue in the corresponding 2021 third quarter, and $129.3 million or 46.2% in the corresponding 2021 year-to-date period. The Europe IT Solutions and Services revenue decrease in the 2022 third quarter and year-to-date period was primarily due to the weakness of the value of the Euro as compared with the U.S. dollar. Additionally, labor constraints have restricted the ability to respond to client demand. Approximately 99.3% of European revenue for the third quarter is in this segment, and 0.7% is in the Non-Strategic Technology Services segment. If there had been no change in the foreign currency exchange rates from the 2021 third quarter to the 2022 third quarter, revenue overall for the Company would have been approximately $5.7 million higher. If there had been no change in the foreign currency exchange rates from the 2021 year-to-date period to the corresponding 2022 period, revenue overall for the Company would have been approximately $13.8 million higher.

Non-Strategic Technology Services revenue decreased $8.8 million to $21.4 million and represented 28.5% of consolidated revenue in the 2022 third quarter, and decreased approximately $21.0 million year-over-year to $73.2 million, or 29.6% of consolidated revenue in the 2022 year-to-date period. This compares with $30.2 million or 33.3% of revenue in the corresponding 2021 third quarter, and $94.2 million or 33.6% in the corresponding 2021 year-to-date period. The Non-Strategic Technology Services revenue decrease in the 2022 third quarter was primarily due to the Company continuing to disengage from a number of low margin, non-core staffing engagements in North America.

The Company recorded revenue by geography in the quarter and three quarters ended September 30, 2022 and October 1, 2021 as follows:

For the Quarter Ended:	September 30, 2022		October 1, 2021		Year-over-Year Change
(amounts in thousands)
North America	55.3%	$41,500	55.5%	$50,288	(17.5)%
Europe	44.7%	33,502	44.5%	40,315	(16.9)%
Total	100.0%	$75,002	100.0%	$90,603	(17.2)%

For the Three Quarters Ended:	September 30, 2022		October 1, 2021		Year-over-Year Change
(amounts in thousands)
North America	53.7%	$132,804	52.6%	$147,142	(9.7)%
Europe	46.3%	114,374	47.4%	132,754	(13.8)%
Total	100.0%	$247,178	100.0%	$279,896	(11.7)%

There were 63 billable days in both the 2022 and 2021 third quarters. Reimbursable expenses billed to clients and included in revenue were approximately $0.2 million in both of the 2022 and 2021 third quarters.

There were 192 billable days in both the 2022 and 2021 year-to-date periods. Reimbursable expenses billed to clients and included in revenue totaled $0.5 million and $0.9 million in the 2022 and 2021 year-to-date periods, respectively.

The COVID-19 pandemic had limited financial impact on the Company’s operations in the 2022 third quarter as compared with the 2021 third quarter. The Company did not experience additional headcount reductions or project cancellations during the 2022 third quarter, although client demand for Non-Strategic Technology Services continued to be low. At this time, although the COVID-19 pandemic continues to affect all of the countries where the Company has operations, there is no clear visibility into the potential magnitude of a downturn in operations that could negatively affect financial results for the remainder of 2022.

The Company is experiencing significant competition for qualified resources due to a general shortage of available IT digital solutions talent. We believe this competition will continue in the future, and may have a negative impact on the Company’s revenue and operating profits if we are unable to hire the resources we need to meet demand from our clients on a timely basis.

The Company includes all billable consultants, consisting of both employees and subcontractors, and its support services in its headcount totals. CTG’s headcount at September 30, 2022 was approximately 3,250, down from approximately 3,600 at October 1, 2021, and a decrease from approximately 3,450 at December 31, 2021. The decrease in headcount year-over-year is primarily due to the Company moving away from its lowest margin staffing business in the Company’s Non-Strategic Technology Services segment.

The revenue decrease in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was impacted in the 2022 third quarter and year-to-date period by the strength of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, the currency used in the United Kingdom. If there had been no change in these exchange rates from the 2021 third quarter to the 2022 third quarter, total European revenue and operating income would have been approximately $5.7 million and $0.3 million higher, respectively. If there had been no change in these exchange rates from the 2021 year-to-date period to the corresponding 2022 period, total European revenue and operating income would have been approximately $13.8 million and $0.9 million higher, respectively. In the event the value of the Euro continues to decline against that of the U.S. dollar, there may be additional decreases in revenue and operating profits throughout the remainder of 2022.

In the 2022 third quarter, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $13.7 million or 18.2% of consolidated revenue compared with $18.9 million or 20.9% of consolidated revenue in the comparable 2021 period. In the 2022 year-to-date period, IBM accounted for $46.1 million or 18.7% of consolidated revenue, compared with $58.1 million or 20.8% of consolidated revenue in the comparable 2021 period. The National Technical Services Agreement with IBM expires on October 27, 2023. The Company’s accounts receivable from IBM at September 30, 2022 and December 31, 2021 totaled $11.4 million and $8.9 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2022 or 2021 third quarters or year-to-date periods.

The Company recorded operating results in the quarters ended September 30, 2022 and October 1, 2021 in its operating segments as follows:

North America IT Solutions and Services
(amounts in thousands)	September 30, 2022	October 1, 2021	Change
Revenue	100.0%	100.0%	—
Direct costs	62.0%	65.7%	(3.7)%
Gross margin	38.0%	34.3%	3.7%
Operating expenses	17.7%	16.3%	1.4%
Contribution margin	20.3%	18.0%	2.3%

Europe IT Solutions and Services
(amounts in thousands)	September 30, 2022	October 1, 2021	Change
Revenue	100.0%	100.0%	—
Direct costs	76.3%	75.7%	0.6%
Gross margin	23.7%	24.3%	(0.6)%
Operating expenses	13.3%	13.2%	0.1%
Contribution margin	10.4%	11.1%	(0.7)%

Non-Strategic Technology Services
(amounts in thousands)	September 30, 2022	October 1, 2021	Change
Revenue	100.0%	100.0%	—
Direct costs	87.7%	88.5%	(0.8)%
Gross margin	12.3%	11.5%	0.8%
Operating expenses	2.7%	3.9%	(1.2)%
Contribution margin	9.6%	7.6%	2.0%

The Company recorded operating results in the three quarters ended September 30, 2022 and October 1, 2021 in its operating segments as follows:

North America IT Solutions and Services
(amounts in thousands)	September 30, 2022	October 1, 2021	Change
Revenue	100.0%	100.0%	—
Direct costs	64.6%	65.7%	(1.1)%
Gross margin	35.4%	34.3%	1.1%
Operating expenses	16.7%	17.3%	(0.6)%
Contribution margin	18.7%	17.0%	1.7%

Europe IT Solutions and Services
(amounts in thousands)	September 30, 2022	October 1, 2021	Change
Revenue	100.0%	100.0%	—
Direct costs	75.3%	75.6%	(0.3)%
Gross margin	24.7%	24.4%	0.3%
Operating expenses	12.8%	12.3%	0.5%
Contribution margin	11.9%	12.1%	(0.2)%

Non-Strategic Technology Services
(amounts in thousands)	September 30, 2022	October 1, 2021	Change
Revenue	100.0%	100.0%	—
Direct costs	87.7%	88.8%	(1.1)%
Gross margin	12.3%	11.2%	1.1%
Operating expenses	2.9%	4.0%	(1.1)%
Contribution margin	9.4%	7.2%	2.2%

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 62.0% and 65.7% of revenue in the North America IT Solutions and Services segment in the 2022 and 2021 third quarter, respectively, and 64.6% and 65.7% in the 2022 and 2021 year-to-date periods, respectively. Direct costs in the Europe IT Solutions and Services segment were 76.3% and 75.7% in the 2022 and 2021 third quarter, respectively, and 75.3% and 75.6% in the 2022 and 2021 year-to-date periods, respectively. The decrease in direct costs year-over-year in both segments was due to a concerted effort to deliver higher margin, digital services in these segments. Direct costs in the Non-Strategic Technology Services segment were 87.7% and 88.5% in the 2022 and 2021 third quarter, respectively, and 87.7% and 88.8% in the 2022 and 2021 year-to-date periods, respectively. This reduction in direct costs was a result of the Company continuing to disengage from its lowest margin IT staffing services as part of its strategic plan.

Selling, general and administrative (“SG&A”) expenses were 21.3% of revenue in the 2022 third quarter as compared with 19.4% in the corresponding 2021 period, and 20.2% in the 2022 year-to-date period as compared with 19.2% in the corresponding 2021 period. The increase in SG&A expenses as a percentage of revenue in the 2022 third quarter as compared with the prior year period was due to a loss of operating leverage resulting from lower revenue in the quarter, even though SG&A expense declined $1.6 million in the third quarter as compared with the prior year, and $3.9 million in the 2022 year-to-date period as compared with the prior year.

Consolidated operating income was 3.0% of revenue in both the 2022 and 2021 third quarters, and 3.5% in the 2022 year-to-date period, as compared with 2.7% in the corresponding 2021 period.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2022 third quarter and year-to-date ETR was 40.8% and 29.1%, respectively, and the 2021 third quarter and year-to-date ETR was 22.6% and 24.7%, respectively. The ETR was higher in the 2022 third quarter and year-to-date periods as compared with the corresponding 2021 periods primarily due to audit adjustments upon completion of a prior year tax audit that were recorded in the 2022 third quarter.

Net income was $0.07 and $0.36 per diluted share in the 2022 third quarter and year-to-date period, respectively, as compared with $0.11 and $0.34 per diluted share in the 2021 third quarter and year-to-date period, respectively. Diluted earnings per share was calculated using 15.2 million and 14.9 million weighted-average equivalent shares outstanding in the quarters ended September 30, 2022 and October 1, 2021, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company’s significant accounting policies, along with the underlying assumptions and judgments made by the Company’s management in their application, have a significant impact on the Company’s condensed consolidated financial statements. The Company identifies its critical accounting policies as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. The Company’s critical accounting policies are those related to income taxes, specifically relating to the valuation allowance for deferred income taxes, purchase accounting and the valuation of goodwill.

Income Taxes—Valuation Allowances on Deferred Tax Assets

At September 30, 2022, the Company had a total of approximately $6.9 million of deferred tax assets offset by a valuation allowance of approximately $1.9 million, resulting in a net deferred tax asset of approximately $5.0 million. Additionally, the Company had approximately $1.4 million of deferred tax liabilities recorded on its condensed consolidated balance sheet. The deferred tax assets and liabilities primarily consist of deferred compensation, loss carryforwards, and state taxes.

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

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. The analysis the Company prepares requires significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance. Any further change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the 2022 third quarter and year-to-date period would have increased or decreased net income by approximately $18,600 and $75,900, respectively.

Goodwill Valuation

As of September 30, 2022, goodwill recorded on the Company's consolidated balance sheet totaled $38.9 million, which relates to the acquisitions completed by the Company in 2018, 2019, 2020, and 2022. The acquisition of Soft Company in 2018 is in the France reporting unit, while the 2019 acquisition of Tech-IT is in the Luxembourg reporting unit, the 2020 acquisition of StarDust is in both the North American and France reporting units, and the acquisition of Eleviant in the 2022 third quarter is in the North American reporting unit. As of September 30, 2022, goodwill consisted of $23.1 million associated with the North America IT Solutions and Services segment, while the balance of $15.8 million is associated with the Europe IT Solutions and Services segment.

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

Finally, we compared our estimates of fair value to the consolidated Company’s October 2021 month-end total public market capitalization, which included factoring in the business operations that do not have goodwill, and assessed implied control premiums. Based on the results of this analysis, we concluded that the estimated fair value determined under our approach for the annual goodwill impairment test for our France and Luxembourg reporting units in October 2021 was reasonable, and continues to be reasonable at the end of the 2022 third quarter.

We concluded that the goodwill assigned to our reporting units as of October 2021 were not impaired, and that they continue to not be impaired as of September 30, 2022 as no impairment triggering events have been noted subsequently through the end of the 2022 third quarter. However, the estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on current available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events. In the event the business significantly under achieves its goals for revenue and profit growth in the future, especially considering the current highly inflationary macroeconomic environment in which the Company conducts its operations, the carrying value for this business unit may not be supportable using a discounted cash flow projection, and an impairment charge may exist.

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

Financial Condition and Liquidity

Cash provided by operating activities was $12.5 million in the 2022 year-to-date period compared with $2.2 million in the 2021 corresponding period. In 2022, net income was $5.4 million, while other non-cash adjustments, primarily consisting of depreciation and amortization expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $3.6 million. In 2021, net income was $5.0 million, while the corresponding non-cash adjustments totaled $4.1 million.

The accounts receivable balance decreased $11.6 million in 2022 and increased $6.8 million in 2021. The decrease in accounts receivable in 2022 was due to the Company receiving payment on a large outstanding receivable balance from a project completed in the 2021 fourth quarter, and lower revenue. The Company has a factoring agreement with its largest customer whereby invoices due in 90 days can be paid in as little as 15 days. During 2022, the Company factored approximately $12.2 million, compared with $26.5 million in 2021. Days sales outstanding (DSO) was 83 days at September 30, 2022 and 82 days at October 1, 2021.

Prepaid and other current assets increased $0.4 million and $0.8 million in the 2022 and 2021 periods, respectively, due to the timing of payments made early in each respective year that are then expensed throughout the year.

The accounts payable balance decreased $10.2 million and $6.5 million in the 2022 and 2021 periods, respectively, primarily due to the timing of certain payments near the end of the quarter of each year as compared with the prior year-end. Accrued compensation decreased $0.1 million and increased $7.8 million in the 2022 and 2021 periods, respectively. The 2022 decrease is primarily due to an overall decrease in headcount of approximately 350 year-over-year. The 2021 increase is primarily due to a significant increase in the size of our European operations and the timing of the payment of its payroll related costs subsequent to month end. Advance billings on contracts increased $0.7 million in 2022 and less than $0.1 million in 2021. The change in advance billings in any given period is determined by the nature and type of existing projects, and the advance payments associated with those projects. Other current liabilities increased $0.2 million in 2022 due to the timing of vendor invoices received at the end of the quarter as compared with the prior year-end.

Investing activities used $17.9 million and $2.0 million of cash in the 2022 and 2021 periods, respectively. Cash paid for the acquisition of Eleviant, net of cash acquired in the 2022 third quarter was $16.6 million. The Company used cash for additions to property, equipment, and capitalized software of $0.8 million and $1.4 million in the 2022 and 2021 periods, respectively. During late 2021, the Company purchased a number of laptops to ensure it would have an adequate supply on hand given the global chip shortage which has impacted the lead time for the production of computer and related equipment. The Company has no significant commitments for the purchase of property and equipment at September 30, 2022.

Financing activities used $0.9 million of cash in 2022 and $1.2 million in 2021. Cash received from the exercise of stock options and from an employee stock purchase plan totaled approximately $0.3 million in 2022 and $0.5 million in 2021. There were no borrowing or repayments on the Company’s revolving credit line in either 2022 or 2021. Payments made to taxing authorities that represent the value of shares withheld for taxes in employee equity-based compensation transactions totaled $1.2 million and $0.4 million in the 2022 and 2021 periods, respectively. The significant increase in 2022 was due to the vesting of the performance grants issued to the management team in 2019. The Company did not repurchase shares for treasury under its buyback program in either of the 2022 or 2021 year-to-date periods. As of September 30, 2022, $7.7 million was available under the Company's authorization to purchase shares in future periods.

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

At both September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Credit Agreement. The Company borrows or repays its debts as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. There were no borrowings during the 2022 and 2021 third quarters or year-to-date periods.

Under the Credit Agreement, the Company is required to meet one financial covenant in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenant is measured quarterly, and at September 30, 2022, represented a fixed charge coverage ratio, where for the trailing twelve months the consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for, amongst other items, equity-based compensation and severance expenses, must be greater than 1.0 times the consolidated interest expense paid in cash and any scheduled principal payments. The fixed charge coverage ratio is only tested if availability, subject to a maximum of the commitment of $50.0 million, on the measurement date is less than the greater of 12.5% of the total loan availability or $5.0 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves for each country included in the Credit Agreement (the United States, Belgium, and Luxembourg). Receivable balances from our largest client, IBM, have been removed from the Credit Agreement as collateral, as the Company had entered into a factoring arrangement for those receivables. Total availability as of September 30, 2022 was approximately $34.1 million. The Company’s compliance with its financial covenant was not required to be tested at September 30, 2022 as availability under the Credit Agreement was in excess of 12.5% of the total loan availability.

Of the total cash and cash equivalents reported on the condensed consolidated balance sheet at September 30, 2022 of $26.8 million, approximately $19.4 million was held by the Company’s foreign operations. Earnings are considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and does not intend to do so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

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

Off-Balance Sheet Arrangements

The Company has guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $2.8 million at September 30, 2022.

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

The revenue decrease in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was impacted in the 2022 third quarter and year-to-date period by the strength of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, the currency used in the United Kingdom. If there had been no change in these exchange rates from the 2021 third quarter to the 2022 third quarter, total European revenue would have been approximately $5.7 million higher, and operating income would have been higher by $0.3 million. If there had been no change in the rates from the 2021 year-to-date period to the corresponding 2022 period, total European revenue would have been approximately $13.8 million higher, and operating income would have been approximately $0.9 million higher. In the event the value of the Euro continues to decline against that of the U.S. dollar, there may be additional decreases in revenue and operating profits throughout the remainder of 2022.

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

As described above, on September 29, 2022 we completed the acquisition of Eleviant. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from date of acquisition. We are in the process of integrating Eleviant’s operations within our internal control structure. In executing this integration, we are analyzing, evaluating, and where necessary, making changes in controls and procedures related to the Eleviant business. Accordingly, management has excluded controls relating to Eleviant in this quarter’s evaluation of disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. Except for the acquisition of Eleviant described above, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on September 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company documented our risk factors in Part I, Item 1A, "Risk Factors" of our Form 10-K for the period ended December 31, 2021. Other than the updates identified in Part II, Item 1A, "Risk Factors" of our Form 10-Q for the period ended July 1, 2022, there have been no material changes in our risk factors since the filing of that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved a total authorization for stock repurchases of $30.0 million.

The information below includes shares surrendered to the Company to satisfy tax withholding obligations associated with employee equity awards. The information for the fiscal third quarter of 2022 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased under the Plan or Program
July 2 - July 31	—	$—	—	$7,727,724
August 1 - August 31	—	$—	—	$7,727,724
September 1 - September 30	—	$—	—	$7,727,724
Total	—		—

** Excludes broker commissions

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Description	Reference

2.1	Stock Purchase Agreement, dated as of September 29, 2022, by and between Computer Task Group, Incorporated and Eleviant Technologies, Inc.	(1)

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

# Filed herewith

## Furnished herewith

### Incorporated herein by reference

(1) Filed as an Exhibit to the Registrant’s Form 8-K on September 29, 2022, and incorporated herein by reference (file No. 001-09410)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ John M. Laubacker
John M. Laubacker
Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 8, 2022