Form 10-K
period 2022-12-31
COMPUTER TASK GROUP INC
filed 2023-03-15
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission File No. 1-9410b

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

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

The total number of shares of Common Stock of the Registrant outstanding at March 10, 2023 was 15,747,376.

PCAOB Auditor Firm Id: 248 Auditor Name: Grant Thornton LLP Auditor Location: Cleveland, OH, United States

DOCUMENTS INCORPORATED BY REFERENCE: None.

SEC Form 10-K Index

As used in this annual report on Form 10-K, references to “CTG,” “the Company,” “the Registrant,” “we,” “us,” or “our” refer to Computer Task Group, Incorporated and its subsidiaries, unless the context suggests otherwise.

PART I

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking information and statements made by the management of the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, the Company, and are subject to a number of risks and uncertainties. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. These forward-looking statements are current only as of the date of this annual report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “expects,” “might,” “plans,” “may,” “will,” “would,” “should,” “could,” “seeks,” “estimates,” ”anticipates,” “project,” “predict,” “potential,” “currently,” “continue,” “intends,” “outlook,” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of or trends in business strategy and expectations, new business opportunities, cost control initiatives, business wins, market demand, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors and risks could cause actual results to differ materially from those in the forward-looking statements, including the following:

•
the availability to CTG of qualified professional staff
•
competition for clients and talent, including technical, sales and management personnel
•
increased bargaining power of large clients
•
the occurrence of cyber incidents and the Company's ability to protect confidential client data
•
the partial or complete loss of the revenue the Company generates from its largest client, International Business Machines Corporation (IBM)
•
the uncertainty of clients' implementations of cost reduction projects
•
the mix of work between IT Solutions and Services and Non-Strategic Technology Services, and the risk of disengaging from Non-Strategic Technology Services
•
currency exchange risks
•
risks associated with domestic and foreign operations, including uncertainty and business interruptions resulting from political changes and actions in the U.S. and abroad, such as the conflict between Russia and Ukraine and recent developments in China, and volatility in the global credit and financial markets and economy
•
renegotiations, nullification, or breaches of contracts with clients, vendors, subcontractors or other parties
•
the impact of current and future laws and government regulations, as well as repeal or modification of such, affecting the IT solutions and services industry, taxes and the Company's operations in particular
•
industry, economic, and political conditions, including fluctuations in demand for IT services
•
consolidation among the Company's competitors or clients
•
the need to supplement or change our IT services in response to new offerings in the industry or changes in client requirements for IT products and solutions
•
the risks associated with acquisitions
•
actions of activist shareholders
•
the continuing effects of the COVID-19 pandemic and the regulatory, social, and business responses thereto on the Company’s business, operations, employees, contractors, and clients
•
unpredictability and severity of catastrophic events, including acts of terrorism, outbreak of war or hostilities, civil unrest, adverse climate or weather events and pandemics or other public health emergencies, as well as our response to any of the aforementioned factors, and
•
the risks described in Item 1A of this annual report on Form 10-K and from time to time in the Company's other reports filed with the Securities and Exchange Commission (SEC). These may be obtained through the Securities and Exchange Commission’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at www.sec.gov.

Item 1. Business

Overview

CTG was incorporated in Buffalo, New York on March 11, 1966, and its corporate headquarters is located at 300 Corporate Parkway, Suite 214N, Amherst, New York 14226 (716-882-8000). CTG has operations in North and South America, Western Europe, and India. CTG’s employees and billable subcontractors total approximately 3,200 people worldwide at December 31, 2022. During 2022, the parent, Computer Task Group, Incorporated (United States), had seventeen operating subsidiaries:

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
•
CTG LATAM SAS (Colombia)
•
CTG Federal Systems, LLC (primarily United States)
•
Eleviant Technologies Inc. (United States)
•
Eleviant Technologies Private Limited (India)
•
Impiger Mobile, Inc. (United States)
•
Eleviant Consulting Services, Inc. (United States)
•
Eleviant Technologies, Inc. (Canada)

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

Non-Strategic Technology Services - Staffing

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

Acquisition of Eleviant

On September 29, 2022, CTG acquired Eleviant Technologies, an expert in mobile, cloud, web blockchain, robotic process automation (RPA) and artificial intelligence (AI) technologies. The acquisition strengthened CTG’s digital offerings in areas such as AI, machine learning (ML), and intelligent automation while expanding capabilities in cloud migration, mobile application development, and emerging technologies, including blockchain. CTG's software-as-a-service (SaaS) offerings expand through leveraging Eleviant’s PeopleOne intranet solution, vChat, vBots, and other platforms. In addition, CTG's Global Delivery Network capacity, agility, and flexibility increases with the addition of established Eleviant teams in Chennai and Coimbatore, India.

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

CTG’s revenue by segment for the three years ended December 31, 2022, 2021 and 2020 was as follows:

(amounts in thousands)	2022	2021	2020
North America IT Solutions and Services	$84,038	$101,506	$67,948
Europe IT Solutions and Services	149,931	169,341	154,847
Non-Strategic Technology Services	91,111	121,438	143,296
Total	$325,080	$392,285	$366,091

IT Solutions and Services (North America and Europe)

Consistent with its long-term strategy, the Company invested in recent years in business development, solutions, delivery, recruiting and marketing resources to drive its IT Solutions and Services. IT Solutions and Services include the activities described under “IT Solutions and Services” and “Capabilities” above. In North America, IT Solutions and Services revenue decreased 17.2% in 2022 from 2021 as the Company completed in 2021 a very large project totaling more than $25 million in revenue that was not repeated in 2022. Revenue in Europe decreased 11.5% from the prior year as foreign currency exchange rates decreased significantly in 2022 which reduced revenue year-over-year. In 2021, as compared with 2020, North America IT Solutions and Services revenue increased 49.4%, while the increase in revenue was 9.4% in Europe over that same time period. The increases were mainly the result of strong demand for the Company’s services, including the significant project previously referenced, and as a direct result of the business development investments that the Company had made. Additionally, the revenue from the Company’s acquisition of Eleviant is included in the North America IT Solutions and Services segment.

Non-Strategic Technology Services

Consistent with its long-term strategy, the Company is not investing in low margin Non-Strategic Technology Services, and as these contracts expire, is often electing to disengage from the project. This segment only consists of lower margin IT staffing and related services in North America and Europe as described in “Non-Strategic Technology Services - Staffing” above. Nearly all of the revenue in this segment is in North America. The revenue in this segment decreased 25.0% in 2022 as compared to 2021, and 15.3% in 2021 as compared to 2020.

Vertical Markets

The Company provides a majority of its services through five vertical market focus areas: technology service providers, healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), financial services, manufacturing, and energy. The remainder of CTG’s revenue is derived from general markets.

CTG’s revenue by vertical market as a percentage of consolidated revenue for the three years ended December 31, 2022, 2021, and 2020 was as follows:

	2022	2021	2020
Technology service providers	22.5%	26.7%	31.3%
Healthcare	18.1%	21.6%	14.9%
Financial services	15.9%	16.2%	15.8%
Manufacturing	15.5%	11.7%	13.5%
Energy	5.8%	5.1%	6.2%
General markets	22.2%	18.7%	18.3%
Total	100.0%	100.0%	100.0%

Technology Service Providers

Demand from our largest Non-Strategic Technology Services client, IBM, which is included in this vertical market, decreased in both 2022 and 2021. Additionally, revenue as a percentage of consolidated revenue decreased in 2022 and 2021 as compared with previous years due to a change in business mix as the Company focused on driving its IT Solutions and Services, which are not included in this vertical market.

Healthcare

In 2022, the overall demand from our healthcare clients decreased as a result of a large training, implementation, and support engagement for a health system in North America completed in the 2021 fourth quarter that was not repeated in 2022. In contrast, consolidated revenue for the Company’s healthcare vertical market increased in 2021 as compared to 2020 as a result of the large 2021 fourth quarter project.

Financial Services

Revenue for the Company’s financial services vertical market as a percentage of consolidated revenue decreased in 2022 as compared with 2021 due to weaker demand from several clients in the Europe IT Solutions and Services segment. Revenue for the Company’s financial services vertical market as a percentage of consolidated revenue increased in 2021 as compared to 2020 due to strong demand from several clients for project related work in the North America IT Solutions and Services segment.

Manufacturing

The consolidated revenue in our manufacturing vertical market is primarily generated from several large Non-Strategic Technology Services clients, including Lenovo (through SDI International as a vendor manager for Lenovo), which is one of our largest clients. Revenue from Lenovo and other large clients increased in 2022 as a percentage of consolidated revenue compared with 2021 as a result of the significant reduction in consolidated revenue, and decreased in 2021 as compared with 2020 as the demand for these services decreased in recent years. Additionally, the Company continues to disengage from its lowest margin Non-Strategic Technology Services business, which is generally included in this vertical market.

Energy

Revenue for the Company's energy vertical market increased as a percentage of consolidated revenue in 2022 given strong demand for our services in this vertical market, but decreased as a percentage of revenue in 2021.

For the year ended December 31, 2022, CTG provided its services to approximately 541 clients, primarily in North America and Europe. In North America, the Company operates in the United States and Canada, with about 99% of 2022 North American revenue generated in the United States. In Europe, the Company operates in Belgium, Luxembourg, France, and the United Kingdom. Of total 2022 consolidated revenue of $325.1 million, approximately 53.3% was generated in North America and 46.7% in Europe. Revenue generated in India and Colombia was insignificant and is included in the North America total, but now includes our recent acquisition of Eleviant in late 2022, and we expect this to increase in future years. One client, IBM, accounted for greater than 10% of CTG’s consolidated revenue in 2022.

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods as a percentage of consolidated revenue for the three years ended December 31, 2022, 2021, and 2020 was as follows:

	2022	2021	2020
Time-and-material	76.1%	79.8%	81.0%
Progress billing	19.1%	17.8%	15.9%
Percentage-of-completion	4.8%	2.4%	3.1%
Total	100.0%	100.0%	100.0%

As of December 31, 2022 and 2021, the backlog for fixed-price and all managed-support contracts was approximately $47.6 million and $68.5 million, respectively. Approximately 69% or $32.9 million of the December 31, 2022 backlog is expected to be earned in 2023. Approximately 47% of the $68.5 million of backlog at December 31, 2021, or $32.1 million, was earned in 2022. Revenue is subject to slight seasonal variations, with a minor slowdown and a decrease in billable resource utilization in months of high vacation and legal holidays (July, August, and December). Backlog does not tend to be seasonal; however, it does fluctuate based upon the timing of entry into long-term contracts.

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

Human Capital Resources

Employees

CTG’s business depends on the Company’s ability to attract, develop and retain qualified professional staff to execute our strategy and provide services to its clients. The Company has a structured recruiting organization that works with its clients to meet their requirements by recruiting, retaining, and providing high quality, motivated staff. As the Company works with a number of subcontractors, the Company includes subcontractors in its total headcount, which equals approximately 3,200 total resources worldwide, with approximately 1,800 in North America, South America and India, with the remaining 1,400 in Europe as of December 31, 2022. Of these resources, approximately 86% are IT professionals and 14% are individuals who work in sales, recruiting, delivery, administrative and support positions. The Company believes that its relationship with its employees is good and supported by the Company’s 2022 recognition as a Great Place to Work® in nearly all eligible countries in which we operate. No employees are covered by a collective bargaining agreement or are represented by a labor union. CTG is an equal opportunity employer.

In 2022, we focused on adding additional staff with IT Solutions backgrounds in both North America and Europe to drive our IT Solutions and Services segments in line with our business strategy. Employees are encouraged to learn and grow their careers, by using our internal learning tools to complete classes or reach certifications, externally through classes primarily to achieve certifications, or through external classes paid for in part or in full through a tuition reimbursement program.

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

Our Code of Business Conduct serves as our baseline for business ethics, and all employees are required to adhere to these guidelines. We are committed to providing clients with high-quality services that conform to mutually agreed-upon requirements and maintain certifications that support our Quality Policy, including ISO 9001:2015 certification for our European operations.

CTG Luxembourg PSF holds the “Entreprise Socialement Responsable” (Socially Responsible Enterprise) label that is awarded by the INDR Luxembourg (Institut National pour le Développement Durable et la Responsabilité Sociale des Entreprises), an organization that aims to promote responsible business practices in Luxembourg.

Our whistleblower hotline ensures that there is a confidential way to report any concerns with CTG business practices. Specific to CTG Luxembourg, PSF S.A., we have complaint handling (traitement des réclamations) processes for clients, in accordance with the Commission de Surveillance du Secteur Financier's (CSSF) Regulation 16-07 and Circular 17/671.

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

Personal Initiative

Many of our improvements come from our employee's environmentally conscious efforts. CTG supports these efforts by:

•
Maintaining employee policies and initiatives to reduce our carbon/environmental footprint and tracking our results
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

Corporate Stewardship

We are conscious of our impact on the communities our teams call home. Over the years, we have made significant improvements that support reducing the carbon/environmental footprint of our North American corporate headquarters, located in Amherst, New York. In all locations, we are committed to ensuring that none of our outdated computer systems and electronics end up in landfills and that our office waste be disposed of through local energy-from-waste programs.

Available Company Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act), and reports filed under Section 16 of the Exchange Act are available without charge on the Company’s website at www.ctg.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The Company’s code of ethics (Code of Business Conduct), committee charters and governance policies (including a fraud and insider trading policy) are also available without charge on the Company’s website at https://investors.ctg.com/corporate-governance/governance-documents. If applicable, the Company intends to disclose future amendments to, or waivers from, certain provisions of the Code of Conduct on the Company's website or in a current report on Form 8-K. The information on our website is not part of this Annual Report on Form 10-K. Additionally, the SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

The Company’s revenue and operating results are significantly impacted by changes in demand for its services. In the past, when global economic conditions declined, there was a significant decrease in demand for the Company’s services, which negatively affected the Company’s revenue and operating results as compared with prior years. Declines in demand for our IT services in 2023 or future years would adversely affect our revenue and operating results as it has in the past.

Our client contracts generally have a short term or are terminable on short notice, and a significant number of failures to renew contracts in place, or early terminations or renegotiations of our existing client contracts could adversely affect our results of operations.

Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. We performed 76.1% of our services on a time-and-materials basis during 2022. As such, our clients generally have the right to terminate a contract with us upon written notice without the payment of any financial penalty. Client projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages of a project, or that a client will cancel or delay additional planned engagements. These terminations, cancellations, or delays could result from factors that are beyond our control and are unrelated to our work product or the progress of the project but could be related to business or financial conditions of the client, changes in client strategies or the economy in general. When contracts are terminated, we lose the anticipated future revenue, and we may not be able to eliminate the associated costs that would have been required to support those contracts in a timely manner.

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

IBM is CTG’s largest client, and we provide services to various IBM divisions in a number of locations. The National Technical Services Agreement (NTS Agreement) with IBM expires on October 27, 2023. In 2022, 2021, and 2020, IBM accounted for $57.1 million or 17.6%, $74.8 million or 19.1%, and $77.5 million or 21.2% of the Company’s consolidated revenue, respectively. The Company’s accounts receivable from IBM at December 31, 2022 and 2021 totaled $14.0 million and $8.9 million, respectively.

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

The Company has made a number of estimates and assumptions relating to the reporting of its assets and liabilities and the disclosure of contingent assets and liabilities to prepare its consolidated financial statements pursuant to the rules and regulations of the SEC and other accounting rulemaking authorities. Such estimates primarily relate to the valuation of stock options for recording equity-based compensation expense, allowances for credit losses, investment valuation, discount rates associated with pension plans, incurred but not recorded claims related to the Company's self-insured medical plan, valuation allowances for deferred tax assets, goodwill, acquisition and related accounting, legal matters, other contingencies and estimates of progress toward completion and direct profit or loss on contracts, as applicable. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in the economic climates in which the Company operates may affect these estimates and will be reflected in the Company’s consolidated financial statements in the event they occur. Such changes could result in a material impact on the Company’s results of operations.

An impairment of our long-lived assets, including goodwill, could have a material non-cash adverse impact on our results of operations.

As of December 31, 2022, the Company carried a goodwill balance of $36.0 million. The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or at a minimum, on an annual basis. The valuation of goodwill depends on a variety of factors, including the success of the Company’s business, global market and economic conditions, earnings growth and expected cash flows. Impairments to goodwill and other intangible assets may be caused by factors outside the Company’s control, such as increasing competitive pricing pressures, changes in foreign currency exchange rates, lower than expected sales and profit growth rates, and various other factors. Significant and unanticipated changes could require a non-cash charge for impairment in a future period, which may significantly affect the Company’s results of operations in the period of such change.

Global Pandemic and Related Risks

The impact of the COVID-19 pandemic has had, and may continue to have, an adverse effect on our business and our financial results.

The COVID-19 pandemic has negatively affected the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. The COVID-19 pandemic has had and may to continue to have an adverse effect on our business and financial performance. The extent of any further lingering impacts of the COVID-19 pandemic on our business, including our ability to execute our business strategies as planned, are uncertain and cannot be predicted.

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

Our foreign operations will continue to expose us to foreign currency exchange rate fluctuations, including the impact of the significant decline in the value of the Euro on the Company's consolidated operating results. The future impact of foreign currency exchange rate fluctuations on our results of operations cannot be accurately predicted. Accordingly, there can be no assurance that foreign currency exchange rates:

• will be stable in the future;

• can be mitigated with currency hedging or other risk management strategies; or

• will not have a material adverse effect on our business, operating results and financial condition.

In addition, any widespread outbreak of an illness, pandemic or other local or global health issue (including COVID-19), natural disasters, climate change impacts, economic weakness, including continued inflation or a recession, or uncertain political climates, international hostilities including recent developments in China and war, such as the conflict between Russia and Ukraine, or any terrorist activities, could adversely affect customer demand, the Company’s operations, and its ability to source and deliver services to its customers, which could have a material adverse effect on the Company’s financial results. The Company continues to monitor the impact that Brexit has had on its operations. To date, there has been a nominal impact on the Company’s operating results from Brexit. As the total revenue generated by our British subsidiary is immaterial as compared with the Company’s total consolidated revenue, we do not expect the nominal impact the exit has had on the Company’s operations to date to change in the foreseeable future. Furthermore, although we have no operations directly in the Ukraine, the global economy has been negatively impacted by the military conflict there, which in part has exacerbated inflationary conditions in North America and Western Europe where we conduct nearly all our operations. Macroeconomic conditions continue to also impact the global economy. The scope and duration of these conditions is uncertain. However, the Company is already seeing an impact through its clients delaying IT purchasing decisions and increasing labor and other costs. These conditions may have a significant negative impact on the Company’s operating results in the future if they continue to persist.

All of these factors are outside of our control, but may nonetheless harm our future results and cause us to adjust our strategy in order to compete effectively.

Increased focus and expectations on climate change and other ESG matters could have a material adverse effect on our business, financial condition and results of operations and damage our reputation.

An increase in focus on ESG matters by institutional investors, governmental and non-governmental organizations, consumers, shareholders, communities, and other stakeholders and the related expectations could have a material, adverse effect on our business, financial condition and results of operations and our reputation. These trends have led to, among other things, increased public and private social accountability reporting requirements relating to labor practices, climate change, and other ESG matters and thus greater demands on our solutions and services. The increased focus may also lead to new regulations and client, shareholder and consumer demands that could require us to incur additional costs or make changes to our operations to comply with these regulations. We expect that these trends will continue. If we are unable to adequately respond to, or we are not perceived as adequately responding to, existing or new requirements or demands, clients may choose to obtain services from a competitor.

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

The Company entered into an asset-based lending revolving credit agreement (Credit Agreement) during the 2021 second quarter, which has a five-year term that expires in May 2026, replacing its previous agreement. Under this Credit Agreement, the Company can borrow up to $50.0 million depending on collateral availability. The Credit Agreement is collateralized by the Company’s accounts receivable in the United States, Belgium, and Luxembourg. The London Interbank Offered Rate (“LIBOR”), the interest rate benchmark used as a reference rate on our Credit Agreement, began being phased out at the beginning of calendar year 2022, with the one-month LIBOR scheduled to cease immediately after June 30, 2023. A reference rate based on the Secured Overnight Financing Rate (“SOFR”), and other alternative benchmark rates, are replacing LIBOR. Interest rates range from 1.5% to 2.0% over SOFR or EURIBOR loans, and 0.5% to 1.0% over base rate (prime rate) loans. The Company can borrow under the agreement at either rate at its discretion. It is possible that the volatility of and uncertainty around SOFR as a LIBOR replacement rate and the applicable credit adjustment as well as rising interest rates would result in higher borrowing costs for us, and would adversely affect our liquidity, financial condition, and earnings. The Company’s previous Credit and Security Agreement was terminated during the 2021 second quarter.

At December 31, 2022, we had no borrowings outstanding under our revolving credit facility. The Company may be dependent on our revolving credit facility to meet working capital and operational requirements, and access to our facility is dependent on, among other things, compliance with applicable covenants, including fixed charge coverage ratio, consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) targets, and a limit on annual expenditures for property, plant, equipment, and capitalized software. The fixed charge coverage ratio is only tested if availability on a measurement date is below a threshold. The amount available for borrowing under the revolving credit facility could be significantly reduced due to poor operational performance, or other factors. Any loss or material reduction of our ability to access funds under the revolving credit facility could materially and negatively impact our liquidity.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

All of the Company locations, totaling approximately 23 sites, are leased facilities. Of the total locations, 11 of these are located in Europe in the countries of Belgium, Luxembourg, France and the United Kingdom, where our European operations support the Europe IT Solutions and Services segment. The Company has one location in Canada, five in India, one in Colombia, and the remaining locations are in the United States. All of these locations support the North America IT Solutions and Services segment. These facilities generally serve as sales and support offices and their size varies with the number of people employed at each office, ranging from approximately 100 to 23,000 square feet. The Company’s lease terms vary from periods of less than a year to fifteen years and typically have flexible renewal options. The Company believes that its leased facilities are adequate to support its current and anticipated future needs.

Item 3. Legal Proceedings

The Company and its subsidiaries are involved from time to time in various legal proceedings arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving the Company and its subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters, if any, to have a material adverse effect on the financial position, results of operations, or cash flows of the Company. See footnote 12 to the Company’s audited financial statements for the fiscal year ended December 31, 2022 included in Item 8, “Financial Statements and Supplementary Data.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

The Company’s common stock is traded on The NASDAQ Stock Market LLC under the symbol CTG.

On March 10, 2023, there were 1,172 holders of record of the Company’s common shares. The Company currently does not pay a dividend. At December 31, 2022, under the terms of the Company's revolving credit facility, the Company is required to meet a financial covenant in order to pay dividends. The Company was in compliance with this financial covenant at December 31, 2022 and December 31, 2021. For additional information regarding these financial covenants, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity." The determination of the timing, amount and the payment of dividends, if any, on the Company’s common stock in the future is at the discretion of the Board of Directors and will depend upon, among other things, the Company’s profitability, liquidity, financial condition, capital requirements, and compliance with the covenants under the Company's Credit Agreement. The Company currently has no intention to pay a dividend in the foreseeable future.

For information concerning common stock issued in connection with the Company’s equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized the repurchase of its stock up to a total of $30.0 million. As of March 10, 2023, the Company had repurchased approximately $22.3 million shares pursuant to the authorization, leaving a remaining authorization of approximately $7.7 million. No shares were purchased during 2022 under this authorization.

The information below includes shares withheld by or surrendered to the Company to satisfy tax withholding obligations associated with employee equity awards. The information for the fiscal fourth quarter of 2022 is as follows:

			Total Number	Maximum
			of Shares	Dollar Amount
	Total	Average	Purchased as	that May Yet
	Number	Price	Part of Publicly	be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased	Share*	or Programs	Or Programs
October 1 - October 31	—	$—	—	$7,727,724
November 1 - November 30	—	$—	—	$7,727,724
December 1 - December 31	—	$—	—	$7,727,724
Total	—	$—	—

* Excludes broker commissions

Company Performance Graph

The following graph displays a five-year comparison of cumulative total shareholder returns for the Company’s common stock, the S&P 500 Index, the Dow Jones U.S. Computer Services Index, and a Peer Group, assuming a base index of $100 at the end of 2017. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the period, assuming dividend reinvestment, and (B) the difference between the Company’s share price at the end and the beginning of the period by (2) the share price at the beginning of the period. The calculations were made excluding trading commissions and taxes.

	Base Period	Indexed Returns Years Ending
	December	December	December	December	December	December
	2017	2018	2019	2020	2021	2022
Computer Task Group, Inc.	$100.00	$80.00	$101.57	$120.00	$195.49	$148.24
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
Dow Jones U.S. Computer Services Index	$100.00	$88.01	$111.02	$126.89	$153.06	$132.69
Peer Group	$100.00	$108.05	$148.02	$139.96	$260.91	$204.66

Peer Group
BGSF, Inc.
Cross Country Healthcare, Inc.
Huron Consulting Group Inc.
Information Services Group, Inc.
Mastech Digital, Inc.
Perficient, Inc.
PRGX Global, Inc. - included through March 3, 2021 when it was taken private
RCM Technologies, Inc.
The Hackett Group, Inc.

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

The market demand for the Company’s services is heavily dependent on information and technology-related spending by major corporations, organizations and government entities in the markets and regions that we serve. The pace of technology advances, changes in business requirements, and the practices of our clients all have a significant impact on the demand for the services we provide. Competition for new engagements and pricing pressure has been strong as there are numerous competitors. The demand for the Company's IT Solutions and Services business decreased in 2022 as a large project completed in the second half of 2021 was not repeated in 2022. Additionally, higher inflation and challenging macroeconomic conditions in all of the countries in which we operate began to negatively impact demand in the second half of 2022. In 2021, demand for the Company's IT Solutions and Services business significantly improved as the impact of the COVID-19 pandemic was lower in 2021 than in 2020.

Acquisition of Eleviant

On September 29, 2022, the Company acquired 100% of the equity of Eleviant for approximately $19.0 million, including $17.4 million of cash on hand. In addition to the cash payment, Eleviant owners and executives were issued 173,802 shares of common stock valued at $1.2 million, and 200,000 stock options from the 2020 Equity Award Plan at the date of acquisition, valued at $0.4 million. Additionally, an earn-out of $5.0 million can be earned, a portion of which will be payable in each period subject to the achievement of revenue and gross profit targets for fiscal 2022, 2023 and 2024.

The U.S.-based Eleviant is a provider of digital transformation services and solutions, and is headquartered in Dallas, TX, with operations in Chennai and Coimbatore, India. Eleviant’s offerings support the new ways enterprises work, communicate, and scale today and focus on cloud, application modernization, mobile, artificial intelligence (AI), machine learning (ML), and robotic process automization (RPA). Eleviant’s services are supported by a portfolio of supporting solutions, including PeopleOne, a Digital Workplace platform for employee engagement, communication, and collaboration; vChat, a chatbot builder platform; and vBots, an RPA builder platform. The acquisition is expected to aid CTG in accelerating the growth of digital solutions sales to clients in the Americas and Europe and create new points of entry with proven technology services and solutions. Prior to acquisition, Eleviant recorded approximately $10 million of revenue annually.

The results of operations of Eleviant have been included in the Company’s consolidated financial results since the date of acquisition. As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including proforma financial information, have not been included in this annual report on Form 10-K.

Revenue and Cost Recognition

The Company recognizes revenue when control of the promised good or service is transferred to clients in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For time-and-material contracts, revenue is recognized as hours are incurred and costs are expended. For contracts with progress billing schedules, primarily monthly, revenue is recognized as services are rendered to the client. Revenue for fixed-price contracts is recognized over time using an input-based approach. Over time revenue recognition best portrays the Company’s performance in transferring control of the goods or services to the client. On most fixed price contracts, revenue recognition is supported through contractual clauses that require the client to pay for work performed to date, including cost plus a reasonable profit margin, for goods or services that have no alternative use to the Company. On certain contracts, revenue recognition is supported through contractual clauses that indicate the client controls the asset, or work in process, as the Company creates or enhances the asset. On a given project, actual salary and indirect labor costs incurred are measured and compared with the total estimate of costs of such items at the completion of the project. Revenue is recognized based upon the percentage-of-completion calculation of total incurred costs to total estimated costs. The Company infrequently works on fixed-price projects that include significant amounts of material or other non-labor related costs that could distort the percent complete within a percentage-of-completion calculation. The Company’s estimate of the total labor costs it expects to incur over the term of the contract is based on the nature of the project and the Company's experience on similar projects, and includes management judgments and estimates that affect the amount of revenue recognized on fixed-price contracts in any accounting period. Losses on fixed-price projects are recorded when identified.

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods as a percentage of consolidated revenue for the three years ended December 31, 2022, 2021, and 2020 was as follows:

	2022	2021	2020
Time-and-material	76.1%	79.8%	81.0%
Progress billing	19.1%	17.8%	15.9%
Percentage-of-completion	4.8%	2.4%	3.1%
Total	100.0%	100.0%	100.0%

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

The Company’s strategy throughout its operations has been, and continues to be, to expand the amount of IT Solutions and Services it provides to its clients as compared with Non-Strategic Technology Services, and to focus on delivering digital solutions. IT Solutions and Services provide significant value to our clients, and drive higher bill rates and margins for the Company. Existing solutions include business, technology, and operations solutions that aid the Company's clients in digitally transforming their company, and ultimately meet the needs of its clients. The digital services the Company delivers includes the Internet of Things, Intelligent Automation, Data and Analytics, Cloud and Automated Testing.

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

Accordingly, in connection with this refinement of the Company’s strategy in the 2021 fourth quarter, the Company is operating and reporting in three segments within its business: North America IT Solutions and Services, Europe IT Solutions and Services, and Non-Strategic Technology Services. See Item 1. Business, “IT Solutions and Services,” and “Non-Strategic Technology Services” for further discussion of these segments.

The Company's 2022 third quarter acquisition of Eleviant Technologies, an expert in mobile, cloud, web blockchain, robotic process automation (RPA) and artificial intelligence (AI) technologies, strengthened its digital offerings in software engineering, including in such areas such as AI, machine learning (ML), and intelligent automation while expanding capabilities in cloud migration, mobile application development, and emerging technologies, including blockchain. The Company's software-as-a-service (SaaS) offerings expand through leveraging Eleviant’s PeopleOne intranet solution, vChat, vBots, and other platforms. In addition, The Company's Global Delivery Network capacity, agility, and flexibility increases with the addition of established Eleviant teams in Chennai and Coimbatore, India. Eleviant is included in the North America IT Solutions and Services segment as it is directly managed by that team.

CTG’s revenue by segment for the three years ended December 31, 2022, 2021 and 2020 was as follows:

(amounts in thousands)	2022	2021	2020
North America IT Solutions and Services	$84,038	$101,506	$67,948
Europe IT Solutions and Services	149,931	169,341	154,847
Non-Strategic Technology Services	91,111	121,438	143,296
Total	$325,080	$392,285	$366,091

The Company provides a majority of its services in five vertical market focus areas: technology service providers, healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), financial services, manufacturing, and energy. The remainder of CTG’s revenue is derived from general markets.

CTG’s revenue by vertical market as a percentage of consolidated revenue for the years ended December 31, 2022, 2021, and 2020 was as follows:

	2022	2021	2020
Technology service providers	22.5%	26.7%	31.3%
Healthcare	18.1%	21.6%	14.9%
Financial services	15.9%	16.2%	15.8%
Manufacturing	15.5%	11.7%	13.5%
Energy	5.8%	5.1%	6.2%
General markets	22.2%	18.7%	18.3%
Total	100.0%	100.0%	100.0%

Results of Operations

The table below sets forth percentage information calculated as a percentage of consolidated revenue as reported on the Company’s consolidated statements of income as included in Item 8, “Financial Statements and Supplementary Data” in this report.

Year Ended December 31,	2022	2021	2020
(percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Direct costs	75.4%	78.0%	79.0%
Gross profit	24.6%	22.0%	21.0%
Operating expenses	11.0%	10.2%	10.0%
Contribution profit	13.6%	11.8%	11.0%
General and administrative expenses	10.2%	8.6%	8.5%
Operating income	3.4%	3.2%	2.5%
Interest and other income (expense), net	(0.5)%	(0.2)%	0.4%
Income before income taxes	2.9%	3.0%	2.9%
Provision (benefit) for income taxes	0.9%	(0.5)%	0.8%
Net income	2.0%	3.5%	2.1%

2022 as compared with 2021

The Company’s operating segments recorded revenue in 2022 and 2021 as follows:

					Year-Over-
(amounts in thousands)	% of total	2022	% of total	2021	Year Change
North America IT Solutions and Services	25.9%	$84,038	25.9%	$101,506	(17.2)%
Europe IT Solutions and Services	46.1%	149,931	43.2%	169,341	(11.5)%
Non-Strategic Technology Services	28.0%	91,111	30.9%	121,438	(25.0)%
Total	100.0%	$325,080	100.0%	$392,285

North America IT Solutions and Services revenue decreased $17.5 million or 17.2% in 2022 from 2021 as the Company completed in 2021 a very large project totaling more than $35 million in revenue that was not repeated in 2022. Revenue in Europe decreased 11.5% from the prior year as foreign currency exchange rates decreased significantly in 2022 which reduced revenue year-over-year.

Non-Strategic Technology Services revenue decreased $30.3 million or 25.0% during 2022 as compared with 2021. The Non-Strategic Technology revenue decrease was in large part due to the Company continuing to disengage from its lowest margin staffing projects, and from a continued decrease in demand for these services which began during the Pandemic.

The Company recorded revenue by geography in 2022 and 2021 as follows:

Year Ended December 31,	% of total	2022	% of total	2021	Year-Over- Year Change
(dollars in thousands)
North America	53.3%	$173,409	55.7%	$218,344	(20.6)%
Europe	46.7%	151,671	44.3%	173,941	(12.8)%
Total	100.0%	$325,080	100.0%	$392,285	(17.1)%

Reimbursable expenses billed to clients and included in revenue totaled $0.6 million and $1.1 million in 2022 and 2021, respectively.

The Company includes all billable consultants, including both employees and subcontractors, in its headcount. The Company’s total headcount was approximately 3,200 at December 31, 2022, which was a 7% decrease from approximately 3,450 at December 31, 2021. The Company added approximately 300 employees with the acquisition of Eleviant in the third quarter of 2022. The decrease in headcount is in large part due to the significantly declining revenue in the Company's Non-Strategic Technology Services segment. As the Company continues to disengage from lower margin Non-Strategic Technology Services, total headcount is expected to continue to decrease. Approximately 86% of the Company's total headcount was for technical resources and 14% for support positions.

The decrease in revenue in 2022 as compared with 2021 in the Company’s European operations was in large part due to the weakness relative to the U.S. dollar of the currencies in Belgium, Luxembourg, France, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg, and France, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. In 2022 as compared with 2021, the average value of the Euro decreased 10.9%, and the average value of the British Pound decreased 10.1%. A significant portion of the Company's revenue from its European operations is recorded in Belgium, Luxembourg, and France. Revenue in constant currency is measured by applying the current period's average exchange rate to the prior periods. Based on this methodology, foreign currency exchange fluctuations contributed $18.6 million in revenue to the Company in 2021 and $1.2 million in operating income.

International Business Machines Corporation (IBM), CTG’s largest client, accounted for $57.1 million or 17.6% and $74.8 million or 19.1% of the Company’s consolidated revenue in 2022 and 2021, respectively. The National Technical Services Agreement with IBM expires on October 27, 2023. As part of the National Technical Services Agreement, the Company provides its services as a predominant supplier primarily to IBM’s Integrated Technology Services and the Systems and Technology Group business units. This agreement accounted for approximately 66% of all of the services provided to IBM by the Company in 2022. The Company’s accounts receivable from IBM at December 31, 2022 and 2021 totaled $14.0 million and $8.9 million, respectively. We expect to continue to derive a significant portion of our revenue from IBM in future years; however, a significant decline or the loss of the revenue from this client would have a significant negative effect on our operating results. No other client accounted for more than 10% of the Company’s revenue in 2022 or 2021.

The Company recorded operating results in 2022 and 2021 in its operating segments as follows:

North America IT Solutions and Services	2022	2021	Change
Revenue	100.0%	100.0%	—
Direct costs	62.3%	67.9%	(5.6)%
Gross margin	37.7%	32.1%	5.6%
Operating expenses	16.9%	13.6%	3.3%
Contribution margin	20.8%	18.5%	2.3%

Europe IT Solutions and Services	2022	2021	Change
Revenue	100.0%	100.0%	—
Direct costs	75.4%	76.2%	(0.8)%
Gross margin	24.6%	23.8%	0.8%
Operating expenses	12.6%	12.6%	0.0%
Contribution margin	12.0%	11.2%	0.8%

Non-Strategic Technology Services	2022	2021	Change
Revenue	100.0%	100.0%	—
Direct costs	87.5%	88.9%	(1.4)%
Gross margin	12.5%	11.1%	1.4%
Operating expenses	2.9%	4.0%	(1.1)%
Contribution margin	9.6%	7.1%	2.5%

North America IT Solutions and Services direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 62.3% and 67.9% of revenue in 2022 and 2021, respectively. The results of Eleviant subsequent to its acquisition on September 29, 2022, are included in this segment. During 2022, the Company continued to focus on selling and delivering digital transformation solutions, which yield higher margins. In 2021, this segment included a significant training, implementation, and support engagement for a health system that drove direct costs higher, which resulted in a lower gross margin, or 32.1% of revenue in 2021 compared with 37.7% of revenue in 2022.

Europe IT Solutions and Services direct costs were similar in 2022 and 2021 totaling 75.4% and 76.2% of revenue, respectively. The decrease in direct costs is due to a focus on selling digital engagements which incur less costs and yield a higher margin.

Non-Strategic Technology Services incurred a decrease in directs costs of 1.4% from 88.9% of revenue in 2021 to 87.5% in 2022. As a result, the gross margin increased to 12.5% from 11.1%. The increase year-over-year was driven by the Company continuing to disengage from its lowest margin staffing engagements.

Operating expenses were higher in 2022 as a percentage of revenue as compared with 2021 in the Company’s North America IT Solutions and Services segments given continued investments in business development, solutions and delivery. This increase also reflects a loss of operating leverage due to lower revenue in the segment. In the Non-Strategic Technology Services segment, there was a continued concerted effort to reduce costs and improve profits as the Company disengages from this revenue.

Interest and other expense was 0.5% of revenue in 2022 and 0.2% of revenue in 2021.

The Company’s effective tax rate (ETR) is calculated based upon the full year's operating results and various tax related items. The ETR in 2022 was 30.8%, while the 2021 ETR was (17.0)%. The ETR in 2021 was mainly impacted by a reversal of the valuation allowance against the Company’s U.S. deferred tax assets.

Net income for 2022 was 2.0% of revenue or $0.44 per diluted share, compared with 3.5% of revenue or $0.92 per diluted share in 2021. Diluted earnings per share were calculated using 15.2 million weighted-average equivalent shares outstanding in 2022 and 15.0 million in 2021.

2021 as compared with 2020

A discussion regarding our financial condition and results of operations for fiscal 2021 compared to fiscal 2020 that are not in this report can be found under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 15, 2022, and is available on the SEC’s website at www.sec.gov.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s significant accounting policies are included in Note 1 to the consolidated financial statements contained in this annual report on Form 10-K under Item 8, “Financial Statements and Supplementary Data.” These policies, along with the underlying assumptions and judgments made by the Company’s management in their application, have a significant impact on the Company’s consolidated financial statements. The Company identifies its most critical accounting estimates as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding matters that are inherently uncertain. The Company’s most critical accounting estimates set forth below are related to the accounting for business combinations, a valuation allowance for deferred income taxes, and the valuation of goodwill.

Business Combinations - Accounting

On September 29, 2022, the Company acquired 100% of the equity of Eleviant for approximately $19.0 million, including $17.4 million of cash on hand, common stock valued at $1.2 million, and stock options valued at $0.4 million. Additionally, an earn-out of $5.0 million can be earned, a portion of which will be payable in each period subject to the achievement of revenue and gross profit targets for fiscal 2022, 2023 and 2024. Assets acquired and liabilities assumed are generally recorded at their fair value in an acquisition, where the excess of the purchase price over the fair value of the net asset acquired is recorded as goodwill. The determination of fair value for identifiable assets, including intangible assets, and liabilities assumed requires management to make estimates which are based on available information and assumptions with respect to the timing and amount of future revenue and expense associated with an asset. Examples where estimates may be required in the accounting for a business combination include customer relationships, technology, and contingent consideration. Estimates within these areas may include the amount of revenue, earnings before interest expense, taxes, depreciation and amortization (EBITDA), cash flow, useful lives, discount rates and the cost of capital. The Company completes its accounting for business combinations with the aid of a third party expert.

Income Taxes—Valuation Allowances on Deferred Tax Assets

At December 31, 2022, the Company had a total of approximately $2.9 million of deferred tax assets, and approximately $1.5 million of deferred tax liabilities recorded on its consolidated balance sheet. The deferred tax assets, net, primarily consist of deferred compensation, loss carryforwards, and state taxes. The changes in deferred tax assets and liabilities from period to period are determined based upon the changes in the differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes, as measured by the enacted tax rates when these differences are estimated to reverse. The Company has made certain assumptions regarding the timing of the reversal of these assets and liabilities, and whether taxable income in future periods will be sufficient to recognize all or a part of any gross deferred tax asset of the Company.

At December 31, 2022, the Company had deferred tax assets totaling approximately $0.4 million recorded resulting from net operating losses in previous years. The Company has analyzed each jurisdiction’s tax position, including forecasting potential taxable income in future periods and the expiration of the net operating loss carryforwards as applicable, and determined that it is unclear whether all of these deferred tax assets will be realized at any point in the future. Accordingly, at December 31, 2022, the Company had offset a portion of these assets with a valuation allowance totaling approximately $0.3 million, resulting in a net deferred tax asset from net operating loss carryforwards of approximately $0.1 million.

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

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in 2022 would have increased or decreased net income by approximately $96,000, or less than $0.01 per diluted share.

Goodwill Valuation

Goodwill recorded on the Company's consolidated balance sheet as of December 31, 2022 totaled $36.0 million and relates to four acquisitions completed by the Company between 2018 and 2022. The acquisition of Soft Company in 2018 is in the France IT Solutions and Services reporting unit, the 2019 acquisition of Tech-IT is in the Luxembourg IT Solutions and Services reporting unit, the 2020 acquisition of StarDust is in both the North America and France IT Solutions and Services reporting units, while the 2022 acquisition of Eleviant is in the North America IT Solutions and Services reporting unit. As of December 31, 2022, goodwill consisted of $18.8 million in the North America IT Solutions and Services segment, while the balance of $17.2 million is associated with the Europe IT Solutions and Services segment. The significant increase in goodwill in 2022 in the North America IT Solutions and Services segment is due to the acquisition of Eleviant. During 2021, $1.4 million of goodwill was allocated to the North America IT Solutions and Services segment, while the balance of $18.3 million remained in the Europe IT Solutions and Services segment. At December 31, 2020, the Company’s goodwill balance totaled $21.3 million, and was wholly included in the Company’s Europe IT Solutions and Services segment.

As of October 2022 fiscal month-end, we performed our annual goodwill impairment test for the Luxembourg and France IT Solutions and Services reporting units with the assistance of an external consultant and estimated the fair value based on a combination of the income (estimates of future discounted cash flows) and the market approach (market multiples for similar companies). The income approach uses a discounted cash flow (DCF) method that utilizes the present value of cash flows to estimate fair value of the reporting unit. The future cash flows for the reporting units were projected based upon on our estimates of future revenue, operating income and other factors such as working capital and capital expenditures. As part of our projections, we took into account expected industry and market conditions for the industries in which the reporting units operate, as well as trends currently impacting the reporting units. The market approach utilizes multiples of earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of the reporting unit. The market multiples used for our reporting units were based on competitor industry data, along with the market multiples for the Company and other factors.

Finally, we compared our estimates of fair value to the consolidated Company’s October 2022 month-end total public market capitalization, which included factoring in the business operations that do not have goodwill, and assessed implied control premiums. Based on the results of this analysis, we concluded that the estimated fair value determined under our approach for the annual goodwill impairment test for our France and Luxembourg IT Solutions and Services reporting units was reasonable.

From the impairment test, we noted the excess of the fair value over the carrying value for the France business unit is approximately 1%. The goodwill allocated to the French reporting unit at October 2022 month end totaled $12.2 million. While the reporting unit performed well and improved its results for the year ended October 2022 as compared with the prior year, there is no assurance it will continue to improve in the future. Additionally, challenges resulting from the current macroeconomic climate in France consisting of modest GDP growth matched with inflation of approximately 5% may make it difficult for the reporting unit to meet its targets in 2023.

In addition, we elected to perform a qualitative assessment for our annual goodwill impairment test of the North America IT Solutions and Services reporting unit. The qualitative assessment included our consideration of, among other things, the overall macroeconomic conditions, industry and market considerations, overall financial performance, including revenue and contribution profits, and other relevant company specific events. Based on the assessment of these items, we concluded that it is more likely than not that the fair value of our North America IT Solutions and Services reporting unit exceeded its respective carrying amount. Accordingly, there were no indicators of impairment and the quantitative impairment test was not performed for this reporting unit.

We concluded that the goodwill assigned to the France, Luxembourg, and North America IT Solutions and Services reporting units as of October 2022 were not impaired, and that they continue to not be impaired as of December 31, 2022. The estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on current available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events. In the event the business significantly under achieves its goals for revenue and profit growth in the future, the carrying value for this business unit may not be supportable using a discounted cash flow projection, and an impairment charge may exist. See “Fair Value” in footnote 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further discussion.

Other Estimates

The Company has also made a number of estimates and assumptions relating to the reporting of its assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements pursuant to the rules and regulations of the SEC, the FASB, and other regulatory authorities. Such estimates primarily relate to the valuation of stock options for recording equity-based compensation expense, allowances for credit losses, investment valuation, discount rates associated with pension plans, incurred but not reported claims related to the Company's self-insured medical plan, valuation allowances for deferred tax assets, goodwill, acquisition and related accounting, legal matters, other contingencies and estimates of progress toward completion and direct profit or loss on contracts, as applicable. As future events and their effect on the Company's operating results cannot be determined with precision, actual results could differ from these estimates. Changes in the economic climates in which the Company operates may affect these estimates and will be reflected in the Company’s consolidated financial statements in the event they occur.

Financial Condition and Liquidity

Cash provided by operating activities was $11.9 million, $7.4 million, and $30.7 million in 2022, 2021, and 2020, respectively. In 2022, net income was $6.6 million, while other non-cash adjustments, primarily consisting of depreciation and amortization expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $5.1 million. In 2021 and 2020, net income was $13.7 million and $7.6 million, respectively, while the corresponding non-cash adjustments, including non-taxable life insurance gains, a gain from a sale of a building and an impairment of capitalized software in 2020, netted to $0.5 million and $4.4 million, respectively.

Accounts receivable balances decreased $12.1 million in 2022 as compared with 2021, increased $10.3 million in 2021 as compared with 2020, and decreased $17.0 million in 2020 as compared with 2019. The decrease in the accounts receivable balance in 2022 was due to the Company receiving payment on a large outstanding receivable balance from a project completed in the 2021 fourth quarter, and lower revenue. Days Sales Outstanding (“DSO”) is calculated by dividing accounts receivable obtained from the consolidated balance sheet by average daily revenue for the fourth quarter of the respective year. DSO was 84 days at December 31, 2022 as compared with 67 days December 31, 2021. Although there was a decrease in the accounts receivable balance, the increase in DSO was primarily driven by the Company's significant decrease in revenue due to disengaging from low-margin projects and the significant project in 2021 which was not repeated in 2022. DSO was 67 days at December 31, 2021 as compared with DSO at December 31, 2020 of 74 days.

The cash surrender value of life insurance policies decreased $0.5 million in 2022, $0.1 million in 2021, and $0.7 million in 2020. The decrease in each of the years was due to normal appreciation of the existing cash surrender value of the outstanding policies at each respective point in time, which in turn was reduced by the benefits paid upon the death of two former executives in 2020. Accounts payable decreased $7.9 million in 2022, increased $2.9 million in 2021, and decreased $0.6 million in 2020. The change in each year was primarily due to the timing of certain payments near year-end. Accrued compensation decreased $2.8 million in 2022 primarily due to an overall decrease in headcount of approximately 250 year-over-year, and increased $2.1 million in 2021 primarily due to the growth in the Company’s IT Solutions and Services and higher incentives for 2021 paid in the first quarter of 2022. Accrued compensation decreased $3.1 million in 2020 primarily due to the US operations reducing its payroll lag from two weeks in 2019 to one week in 2020. Income taxes receivable decreased by $0.3 million in 2022 and $1.1 million in 2021 due to higher taxable income. Income taxes receivable increased $1.3 million in 2020 due to a change in tax legislation which created a one-time benefit of approximately $1.1 million. Deferred payroll taxes decreased $3.5 million in 2022 and $3.2 million in 2021. The decreases in 2022 and 2021 were due to the Company’s payments of the employer payroll taxes deferred under the CARES ACT in 2020. Advance billings increased $1.0 million in 2022, $1.8 million in 2021, and $1.3 million in 2020. The change in advance billings in any given period is determined by the nature and type of existing projects, and the advance payments, if any, associated with those projects.

Investing activities used $20.3 million, $2.5 million, and $5.0 million of cash in 2022, 2021, and 2020, respectively. Cash paid for the acquisition of Eleviant, net of cash acquired in the 2022 third quarter, was $18.2 million. In 2020, cash paid for the acquisition of StarDust, net of cash acquired, was approximately $4.3 million. The Company also used cash for additions to property, equipment and capitalized software of $1.5 million in 2022, $1.9 million in 2021, and $2.9 million in 2020. The Company expects the amount to be spent in 2023 on additions to property, equipment and capitalized software to be greater than the amount spent in 2022. The Company has no material commitments for future capital expenditures. During 2020, the Company sold its remaining owned real estate for $2.5 million. As the book value of the building was approximately $1.6 million, the Company recorded a gain of approximately $0.8 million, after fees. The Company paid premiums for life insurance totaling $0.6 million, $0.5 million, and $0.6 million in 2022, 2021, and 2020, respectively. The Company received a total of $0.4 million of proceeds from life insurance policies upon the death of former executives in 2020.

Financing activities used $1.0 million, $1.1 million, and $5.7 million of cash in 2022, 2021, and 2020, respectively. Net cash paid under the Company’s revolving credit agreement was zero in both 2022 and 2021, and $5.3 million in 2020. Payments made on long-term debt assumed as part of the Eleviant acquisition totaled $1.0 million in 2022. Deferred debt costs were $1.2 million in 2021 which were costs associated with putting the new Credit Agreement in place in 2021. These deferred costs will be amortized over the term of the new Credit Agreement, or 60 months. Payments made to taxing authorities that represent the value of shares withheld for taxes in employee equity-based compensation transactions totaled $1.2 million, $0.4 million, and $0.2 million in 2022, 2021, and 2020, respectively. Cash overdrafts relate to the amount of outstanding checks at a point in time, and netted to $0.8 million, zero, and $(0.4) million in the 2022, 2021, and 2020 periods, respectively. No share purchases for treasury were made in 2022, and as of December 31, 2022, $7.7 million was available under the Company's authorization to purchase shares in future periods. The Company recorded $0.2 million, $0.4 million, and zero during 2022, 2021, and 2020, respectively, from the proceeds from stock option exercises.

No dividends were paid in 2022, 2021, or 2020, and the Company does not currently foresee making a dividend payment in the future.

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

At both December 31, 2022 and December 31, 2021, there were no amounts outstanding under the Credit Agreement. The Company borrows or repays its debts as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll. There were no borrowings during 2022 or 2021. Total commitment fees incurred totaled approximately $0.2 million in 2020, while interest paid in 2020 totaled $0.2 million under the previous Credit and Security Agreement.

Under the Credit Agreement, the Company is required to meet one financial covenant in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenant is measured quarterly, and at December 31, 2022 represented a fixed charge coverage ratio, where for the trailing twelve months the consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for, amongst other items, equity-based compensation and severance expenses, must be greater than 1.0 times the consolidated interest expense paid in cash and any scheduled principal payments. The fixed charge coverage ratio is only tested if availability, subject to a maximum of the commitment of $50.0 million, on the measurement date is less than the greater of 12.5% of the total loan availability or $5.0 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves for each country included in the Credit Agreement (the United States, Belgium, and Luxembourg). Receivable balances from our largest client, IBM, have been removed from the Credit Agreement as collateral, as the Company had entered into a factoring arrangement for those receivables. See “Accounts Receivable Factoring” in footnote 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further discussion. Total availability as of December 31, 2022 was approximately $33.0 million. The Company’s compliance with its financial covenant was not required to be tested at December 31, 2022 as the availability under the Credit Agreement was in excess of 12.5% of the total loan availability. The Company was in compliance with its applicable covenants under the Credit Agreement at December 31, 2021, and under compliance under the previous Credit and Security Agreement at December 31, 2020.

As part of the Eleviant acquisition, the Company has $0.6 million outstanding under a revolving line of credit as of December 31, 2022. The interest rate is 8.0%, and the amount outstanding is included in "Accounts Payable" on the Company's Consolidated Balance Sheet.

Of the total cash and cash equivalents reported on the consolidated balance sheet at December 31, 2022 of $25.1 million, nearly all of which is held by the Company’s foreign operations and is considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and has no intention of doing so in the foreseeable future as the funds are generally required to meet the working capital needs of its foreign operations.

At December 31, 2022, the Company believes existing internally available funds, cash potentially generated from future operations, and funds potentially available under the Company's revolving line of credit (subject to collateral limits) totaling $49.8 million, will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, fund acquisitions, pay a dividend (if any), and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company did not have off-balance sheet arrangements or transactions in 2022, 2021, and 2020 other than guarantees in our European operations which support office leases and performance under government contracts. These guarantees totaled approximately $3.0 million at December 31, 2022. Also, the Company has purchase obligations over the next five years for certain software, recruiting and other services totaling $2.5 million.

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

Contractual Obligations

The Company intends to satisfy its contractual obligations from operating cash flows, and, if necessary, from draws on its demand credit line. The Company’s purchase obligations over the next five years total approximately $2.5 million, including $1.0 million for software maintenance, support and related fees, $0.1 million for telecommunications, $0.1 million for recruiting services, $0.4 million for professional organization memberships and consulting fees, $0.8 million for computer-based training courses, and less than $0.1 million for facilities improvements and maintenance. In the accompanying Notes to Consolidated Financial Statements, see footnote 4, “Debt” for a description of our asset-based lending revolving credit agreement and outstanding borrowing obligations, footnote 6, “Lease Commitments” for lease obligations, and footnote 7, “Deferred Compensation Benefits” for a description of the pension and post-retirement obligations. The Company has not entered into any material off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations.

During 2022, revenue was impacted by the year-over-year foreign currency exchange rate changes of Belgium, Luxembourg, France, and the United Kingdom, the countries in which the Company’s European subsidiaries operate. In Belgium, Luxembourg, and France, the functional currency is the Euro, while in the United Kingdom the functional currency is the British Pound. Revenue in constant currency is measured by applying the current period's average exchange rate to the prior periods. Based on this methodology, foreign currency exchange fluctuations contributed $18.6 million in revenue to the Company in 2021 and $1.2 million in operating income. The Company has historically not used any market rate sensitive instruments to hedge its foreign currency exchange risk as it conducts its foreign operations in local currencies, which generally limits risk. The Company believes the market risk related to intercompany balances in future periods will not have a material effect on its results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Computer Task Group, Incorporated

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Computer Task Group, Incorporated (a New York corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2023 expressed an unqualified opinion.

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

Goodwill Impairment Assessment – France IT Solutions and Services Reporting Unit

As described in Note 1 to the consolidated financial statements, the Company evaluates goodwill impairment for each reporting unit every fourth quarter, or more frequently if an indicator of impairment is present. The Company’s goodwill balance related to the France IT Solutions and Services reporting unit is $12.2 million as of December 31, 2022. We have identified the annual goodwill impairment assessment of the France IT Solutions and Services reporting unit as a critical audit matter.

The principal consideration for our determination that the goodwill impairment assessment of the France IT Solutions and Services reporting unit is a critical audit matter is that auditing management’s estimated fair value used in the valuation of the France IT Solutions and Services reporting unit is challenging due to the high degree of auditor judgement necessary in evaluating significant assumptions such as forecasted revenue, forecasted earnings before interest, taxes, depreciation, and amortization, long-term discount rate, and estimated valuation multiples. These significant assumptions require subjective auditor judgement in order to assess their reasonableness.

Our audit procedures related to the goodwill impairment assessment of the France IT Solutions and Services reporting unit included the following, among others:

•
We tested the design and operating effectiveness of key controls over the Company's goodwill impairment assessment process including the control over the development and review of significant assumptions used in the determination of the fair value of the reporting unit.
•
We tested the significant assumptions, including forecasted revenue and forecasted earnings before interest, taxes, depreciation, and amortization by assessing the reasonableness of management’s forecasts compared to historical actual results and forecasted industry trends. We performed sensitivity analyses of forecasted revenue and earnings before interest, taxes, depreciation, and amortization assumptions to evaluate changes in the fair value that would result from changes in these assumptions.
•
With the assistance of our valuation specialists, we evaluated the selection of the long-term discount and growth rates, including testing the underlying source information and developing a range of independent estimates and comparing those to the rates selected by management. We also involved our valuation specialists to evaluate the reasonableness of estimated valuation multiples used in the valuation to both market data of comparable public companies and the Company's historical actual multiples.

Valuation of Acquired Customer Relationship Asset in a Business Combination

As described in Note 3 to the consolidated financial statements, the Company completed the acquisition of Eleviant Technologies, Inc. (“Eleviant”), during the year ended December 31, 2022 for purchase consideration of $23 million. This transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations, which resulted in the identification and recognition of a customer relationship intangible asset (“customer relationship”). The Company used a discounted cash flow model to measure the fair value of the customer relationship. We identified the valuation of the acquired customer relationship asset in a business combination as a critical audit matter.

The principal consideration for our determination that the valuation of the acquired customer relationship asset in a business combination is a critical audit matter is due to the high degree of auditor judgement necessary in evaluating the fair value of the customer relationship asset. The significant assumptions used to estimate the fair value of the customer relationship include certain assumptions that form the basis of the future net cash flows such as forecasted revenue, forecasted earnings before interest, taxes, depreciation, and amortization, long-term discount rate, economic lives, and customer attrition. These significant assumptions require subjective auditor judgement in order to assess their reasonableness.

Our audit procedures related to the valuation of the acquired customer relationship asset in a business combination included the following, among others:

•
We tested the design and operating effectiveness of the key control over the development and review of significant assumptions used in the determination of the fair value of the customer relationship asset.
•
We tested the reasonableness of significant assumptions used, including forecasted revenue and forecasted earnings before interest, taxes, depreciation, and amortization by considering past performance of the acquired entity, current market forecasts, and whether such assumptions were consistent with evidence obtained in other areas of the audit.
•
With the assistance of our valuation specialist, we evaluated the appropriateness of the valuation methodology used to determine the fair value of the customer relationship and the reasonableness of certain significant assumptions used, including long-term discount rates, economic lives, and customer attrition.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Cleveland, Ohio

March 15, 2023

Consolidated Statements of Income

Year Ended December 31,	2022	2021	2020
(amounts in thousands, except per-share data)
Revenue	$325,080	$392,285	$366,091
Direct costs	245,003	305,835	289,133
Selling, general and administrative expenses	69,001	73,708	67,828
Operating income	11,076	12,742	9,130
Interest and other income	359	587	506
Gain on sale of building	—	—	824
Non-taxable life insurance gain	—	—	987
Interest and other expense	1,881	1,592	786
Income before income taxes	9,554	11,737	10,661
Provision (benefit) for income taxes	2,945	(1,993)	3,022
Net income	$6,609	$13,730	$7,639
Net income per share:
Basic	$0.46	$0.99	$0.56
Diluted	$0.44	$0.92	$0.53
Weighted average shares outstanding:
Basic	14,440	13,926	13,621
Diluted	15,156	14,971	14,427

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2022	2021	2020
(amounts in thousands)
Net income	$6,609	$13,730	$7,639

Foreign currency translation adjustment	(3,296)	(4,052)	5,461
Decrease (increase) in pension loss, net of taxes of $64, $6, and $(156), in 2022, 2021 and 2020, respectively	4,930	2,479	(2,286)
Other comprehensive income (loss)	1,634	(1,573)	3,175

Comprehensive income	$8,243	$12,157	$10,814

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

December 31,	2022	2021
(amounts in thousands, except share balances)
Assets
Current Assets:
Cash and cash equivalents	$25,140	$35,584
Accounts receivable, net of allowances of $397 and $581 in 2022 and 2021, respectively	70,979	84,252
Prepaid and other current assets	3,769	2,849
Income taxes receivable	—	80
Total current assets	99,888	122,765
Property, equipment and capitalized software, net	5,061	5,242
Operating lease right-of-use assets	18,506	22,132
Deferred income taxes	2,886	4,946
Acquired intangibles, net	12,943	7,280
Goodwill	35,998	19,676
Cash surrender value of life insurance	4,120	4,018
Other assets	2,101	2,228
Investments	116	47
Total assets	$181,619	$188,334
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$14,254	$21,150
Accrued compensation	19,016	22,534
Advance billings on contracts	5,480	4,762
Short-term operating lease liabilities	5,905	6,444
Short-term deferred payroll taxes	—	3,508
Other current liabilities	7,066	6,585
Income taxes payable	212	—
Total current liabilities	51,933	64,983
Long-term debt	—	—
Deferred compensation benefits	6,424	11,437
Long-term operating lease liabilities	12,466	15,612
Deferred income taxes	1,482	1,792
Other long-term liabilities	3,335	73
Total liabilities	75,640	93,897
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in both periods	270	270
Capital in excess of par value	109,868	110,330
Retained earnings	114,651	108,042
Less: Treasury stock of 11,274,171 and 11,667,719 shares at cost, at December 31, 2022 and 2021, respectively	(103,504)	(107,265)
Accumulated other comprehensive loss	(15,306)	(16,940)
Total shareholders’ equity	105,979	94,437
Total liabilities and shareholders’ equity	$181,619	$188,334

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

Year Ended December 31,	2022	2021	2020
(amounts in thousands)
Cash flow from operating activities:
Net income	$6,609	$13,730	$7,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,999	3,172	3,309
Equity-based compensation expense	2,563	2,640	2,483
Deferred income taxes	19	(4,731)	(370)
Deferred compensation benefits	(474)	(639)	(108)
Loss (gain) on the sale/disposal of property and equipment	21	15	(799)
Impairment of capitalized software	—	—	855
Non-taxable life insurance gain	—	—	(987)
Changes in assets and liabilities that provide (use) cash, excluding the effects of acquisitions:
Accounts receivable	12,138	(10,302)	16,961
Prepaid and other current assets	(864)	(374)	(65)
Other long-term assets	120	(408)	(596)
Cash surrender value of life insurance	492	100	749
Accounts payable	(7,905)	2,936	(577)
Accrued compensation	(2,804)	2,085	(3,081)
Income taxes payable / receivable	340	1,125	(1,304)
Deferred payroll taxes	(3,508)	(3,150)	6,658
Advance billings on contracts	993	1,813	1,267
Other current liabilities	(78)	(561)	(818)
Other long-term liabilities	1,224	(40)	(478)
Net cash provided by operating activities	11,885	7,411	30,738
Cash flow from investing activities:
Cash paid for acquisitions, net of cash received	(18,210)	—	(4,324)
Additions to property and equipment	(1,001)	(1,940)	(1,780)
Additions to capitalized software	(473)	—	(1,105)
Proceeds from the sale of property and equipment	12	—	2,442
Premiums paid for life insurance	(594)	(531)	(616)
Proceeds from life insurance	—	—	400
Net cash used in investing activities	(20,266)	(2,471)	(4,983)
Cash flow from financing activities:
Proceeds from long-term debt	—	—	40,845
Payments on long-term debt	(1,030)	—	(46,135)
Deferred debt financing costs	—	(1,206)	—
Proceeds from stock option plan exercises	216	366	—
Taxes remitted for shares withheld from equity-based compensation transactions	(1,230)	(399)	(168)
Proceeds from Employee Stock Purchase Plan	181	165	143
Change in cash overdraft, net	843	—	(370)
Net cash used in financing activities	(1,020)	(1,074)	(5,685)
Effect of exchange rates on cash and cash equivalents	(1,043)	(1,147)	2,014
Net (decrease) increase in cash and cash equivalents	(10,444)	2,719	22,084
Cash and cash equivalents at beginning of year	35,584	32,865	10,781
Cash and cash equivalents at end of year	$25,140	$35,584	$32,865

Supplemental disclosure of non-cash transactions
Acquisition share issuance	$1,178	$-	$-
Acquisition stock option issuance	$391	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (loss)	Equity
(amounts in thousands)
Balances as of December 31, 2019	27,018	$270	$112,096	$86,673	12,311	$(114,261)	$(18,542)	$66,236
Employee Stock Purchase Plan share issuance	—	—	(128)	—	(29)	271	—	143
Stock Option Plan share issuance, net	—	—	(193)	—	(6)	193	—	—
Restricted stock plan share issuance/forfeiture	—	—	(4,851)	—	(434)	4,683	—	(168)
Equity-based compensation	—	—	2,483	—	—	—	—	2,483
Net income	—	—	—	7,639	—	—	—	7,639
Foreign currency adjustment	—	—	—	—	—	—	5,461	5,461
Pension loss adjustment, net of tax	—	—	—	—	—	—	(2,286)	(2,286)
Balances as of December 31, 2020	27,018	$270	$109,407	$94,312	11,842	$(109,114)	$(15,367)	$79,508
Employee Stock Purchase Plan share issuance	—	—	(9)	—	(19)	174	—	165
Stock Option Plan share issuance, net	—	—	(427)	—	(82)	793	—	366
Restricted stock plan share issuance/forfeiture	—	—	(1,281)	—	(73)	882	—	(399)
Equity-based compensation	—	—	2,640	—	—	—	—	2,640
Net income	—	—	—	13,730	—	—	—	13,730
Foreign currency adjustment	—	—	—	—	—	—	(4,052)	(4,052)
Pension loss adjustment, net of tax	—	—	—	—	—	—	2,479	2,479
Balances as of December 31, 2021	27,018	$270	$110,330	$108,042	11,668	$(107,265)	$(16,940)	$94,437
Employee Stock Purchase Plan share issuance	—	—	(24)	—	(22)	205	—	181
Stock Option Plan share issuance, net	—	—	(233)	—	(49)	449	—	216
Restricted stock plan share issuance/forfeiture	—	—	(2,742)	—	(149)	1,512	—	(1,230)
Acquisition share issuance	—	—	(417)	—	(174)	1,595	—	1,178
Acquisition stock option issuance	—	—	391	—	—	—	—	391
Equity-based compensation	—	—	2,563	—	—	—	—	2,563
Net income	—	—	—	6,609	—	—	—	6,609
Foreign currency adjustment	—	—	—	—	—	—	(3,296)	(3,296)
Pension gain adjustment, net of tax	—	—	—	—	—	—	4,930	4,930
Balances as of December 31, 2022	27,018	$270	$109,868	$114,651	11,274	$(103,504)	$(15,306)	$105,979

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.
Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Computer Task Group, Incorporated, and its subsidiaries (the “Company” or “CTG”), located in North and South America, Western Europe, and India. There are no unconsolidated entities, or off-balance sheet arrangements other than certain guarantees supporting office leases and the performance under government contracts in the Company's European operations, and purchase obligations for certain software, recruiting and other services. All intercompany accounts have been eliminated. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Such estimates primarily relate to the valuation allowances for deferred tax assets, actuarial assumptions including discount rates and expected rates of return, as applicable, for the Company’s defined benefit plans, the allowance for credit losses, the annual impairment assessment, assumptions underlying stock option valuation, investment valuation, estimates of progress toward completion and direct profit or loss on contracts, acquisition and related accounting, legal matters, and other contingencies. The current economic environments in the United States, Canada, Colombia, Western Europe, and India where the Company has operations have increased the degree of uncertainty inherent in these estimates and assumptions. Actual results could differ from those estimates.

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

CTG’s revenue by vertical market as a percentage of consolidated revenue for the three years ended December 31, 2022, 2021, and 2020 is as follows:

	2022	2021	2020
Technology service providers	22.5%	26.7%	31.3%
Healthcare	18.1%	21.6%	14.9%
Financial services	15.9%	16.2%	15.8%
Manufacturing	15.5%	11.7%	13.5%
Energy	5.8%	5.1%	6.2%
General markets	22.2%	18.7%	18.3%
Total	100.0%	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing, and percentage-of-completion methods as a percentage of consolidated revenue for the three years ended December 31, 2022, 2021, and 2020 is as follows:

	2022	2021	2020
Time-and-material	76.1%	79.8%	81.0%
Progress billing	19.1%	17.8%	15.9%
Percentage-of-completion	4.8%	2.4%	3.1%
Total	100.0%	100.0%	100.0%

The Company recorded revenue by geography for 2022 compared to 2021 and 2021 compared to 2020 as follows:

Year Ended December 31,	% of total	2022	% of total	2021	Year-Over- Year Change
(dollars in thousands)
North America	53.3%	$173,409	55.7%	$218,344	(20.6)%
Europe	46.7%	151,671	44.3%	173,941	(12.8)%
Total	100.0%	$325,080	100.0%	$392,285	(17.1)%

Year Ended December 31,	% of total	2021	% of total	2020	Year-Over- Year Change
(dollars in thousands)
North America	55.7%	$218,344	55.8%	$204,264	6.9%
Europe	44.3%	173,941	44.2%	161,827	7.5%
Total	100.0%	$392,285	100.0%	$366,091	7.2%

The Company includes billable expenses in its accounts as both revenue and direct costs. These billable expenses totaled $0.6 million, $1.1 million, and $1.9 million in 2022, 2021, and 2020, respectively.

Significant Judgments

With the exception of cost estimates on certain fixed-price projects, there are no other significant judgments used to determine the timing of satisfaction of performance obligations or determining transaction price and amounts allocated to performance obligations. The Company allocates the transaction price based on standalone selling prices for contracts with clients that include more than one performance obligation. Standalone selling prices are based on the expected cost of the good or service plus margin approach. Certain clients may qualify for discounts and rebates, which the Company accounts for as variable consideration. The Company estimates variable consideration and reduces revenue recognized based on the amount it expects to provide to clients.

Contract Balances

For time-and-material and progress billing contracts, the timing of the Company’s satisfaction of its performance obligations is consistent with the timing of payment. For these contracts, the Company has the right to payment in the amount that corresponds directly with the value of the Company’s performance to date. The Company uses the right to invoice practical expedient that allows the Company to recognize revenue in the amount for which it has the right to invoice for time-and-material and progress billing contracts. Bill schedules for fixed-price contracts are generally consistent with the Company’s performance in transferring control of the goods or services to the client. There are no significant financing components in the Company's contracts with clients. Advance billings represent contract liabilities for cash payments received in advance of the Company's performance. Unbilled receivables are reported within “accounts receivable” on the consolidated balance sheet. Accounts receivable and contract liability balances fluctuate based on the timing of the client’s billing schedule and the Company’s period-end date. There are no significant costs to obtain or fulfill contracts with clients.

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2022, the aggregate transaction price allocated to unsatisfied or partially unsatisfied performance obligations for fixed-price and all progress billing contracts was approximately $9.4 million and $38.2 million, respectively. Approximately $32.9 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2023. Approximately $14.7 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2024 and beyond. The Company uses the right to invoice practical expedient. Therefore, no disclosure is required for unsatisfied performance obligations for contracts in which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At December 31, 2022 and 2021, the carrying amounts of the Company’s cash of $25.1 million and $35.6 million, respectively, approximated fair value.

As described in Note 3 of the condensed consolidated financial statements, the Company acquired 100% of the equity of StarDust in the 2020 first quarter and Eleviant in the 2022 third quarter.

In regards to the StarDust and Eleviant acquisitions, Level 3 inputs were used to estimate the fair values of the assets acquired and liabilities assumed. The valuation techniques used to assign fair values to intangible assets included the relief-from-royalty and excess earnings methods.

The Company recorded a contingent consideration liability related to the earn-out provision of which a portion will be payable in each period subject to the achievement by Eleviant of revenue and gross profit targets for fiscal 2022, 2023 and 2024. There is no payout if the achievements are below the target threshold. However, in subsequent years, if the preceding year’s targets were not met, an earn-out can be earned for both years if the combined total for gross profit or revenue for the two years exceeds the combined two-year targets. The fair value of this contingent consideration is determined using level 3 inputs. The fair value assigned to the contingent consideration liability is determined using the real options method, which requires inputs such as revenue and gross profit forecasts, discount rate, and other market variables to assess the probability of Eleviant achieving the revenue and gross profit targets. The fair value as of the September 29, 2022 acquisition date was initially recorded in the 2022 third quarter as $4.0 million. As of December 31, 2022, the fair value of the remaining contingent consideration liability was determined to be $4.0 million.

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

As of December 31, 2022, goodwill recorded on the Company's consolidated balance sheet totaled $36.0 million, which relates to the acquisitions completed by the Company in 2018 through 2022. The acquisition of Soft Company in 2018 in the France IT Solutions and Services reporting unit, the 2019 acquisition of Tech-IT is in the Luxembourg IT Solutions and Services reporting unit, the 2020 acquisition of StarDust is in both the North America and France IT Solutions and Services reporting units, and the 2022 acquisition of Eleviant is in the North America IT Solutions and Services reporting unit. In connection with the Company's annual goodwill impairment test, the Company makes various assumptions to determine the estimated fair value of the reporting units to which the goodwill relates. The Company performs the annual impairment review in the fourth quarter of each year. The goodwill impairment test is performed at least annually, unless indicators of an impairment exist in interim periods. The Company compared the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

As of October 2022 fiscal month-end, the Company performed its annual goodwill impairment test for the Luxembourg and France IT Solutions and Services reporting units in conjunction with an external consultant and estimated the fair value based on a combination of the income (estimates of future discounted cash flows) and the market approaches (market multiples for similar companies). The income approach uses a discounted cash flow (DCF) method that utilizes the present value of cash flows and other Level 3 inputs to estimate the fair value of the reporting unit. The future cash flows for the reporting units were projected based upon the Company's estimates of future revenue, a terminal growth rate, operating income and other factors such as working capital and capital expenditures. As part of its projections, the Company took into account expected industry and market conditions for the industries in which the reporting units operate, as well as trends currently impacting the reporting units. As part of our DCF analysis, the Company projected revenue and operating profits, and assumed long-term revenue growth rates in the “terminal year” for both of the reporting units. These projections are based upon the Company's judgment and may change in the future based upon the inherent uncertainty in predicting future results. The market approach utilizes multiples of earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of the reporting unit. The market multiples used for the Company's reporting units were based on competitor industry data, along with the market multiples for the Company and other factors.

In addition, the Company elected to perform a qualitative assessment for its annual goodwill impairment test of the North America IT Solutions and Services reporting unit. The qualitative assessment included the Company's consideration of, among other things, the overall macroeconomic conditions, industry and market considerations, overall financial performance, including revenue and contribution profits, and other relevant company specific events.

The carrying value as of October 2022 was approximately $12.2 million, $5.0 million, and $18.8 million for the France, Luxembourg, and North America IT Solutions and Services reporting units, respectively.

The Company is also allowed to elect an irrevocable option to measure, on a contract-by-contract basis, specific financial instruments and certain other items that are currently not being measured at fair value. The Company did not elect to apply the fair value provisions of this standard for any specific contracts during the years ended December 31, 2022 and 2021.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies on 16 individuals, whose average age is 79 years old. These policies have generated cash surrender value and the Company has taken loans against the policies. At December 31, 2022, the insurance policies that have been borrowed against have a gross cash surrender value of $29.5 million, outstanding loans and interest totaling $26.0 million, and a net cash surrender value of $3.5 million. At December 31, 2021, these insurance policies had a gross cash surrender value of $28.3 million, outstanding loans and interest totaling $25.2 million, and a net cash surrender value of $3.1 million.

At December 31, 2022 and 2021, the total death benefit for the remaining policies was approximately $37.0 million and $36.0 million, respectively. Currently, upon the death of all of the plan participants, the Company would expect to receive approximately $10.6 million, and under current tax regulations, record a non-taxable gain of approximately $7.1 million.

During 2020, two participants in the plan passed away. Upon their deaths, the Company recorded a non-taxable life insurance gain totaling approximately $1.0 million, which it has recorded on its consolidated statements of income.

Cash and Cash Equivalents, and Cash Overdrafts

For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. As the Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment, the "change in cash overdraft, net" line item as presented on the consolidated statement of cash flows represents the increase or decrease in outstanding checks for a given period. The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250,000. As of December 31, 2022, the Company has multiple accounts that carry balances in excess of this insurable limit. The Company’s cash in its foreign bank accounts is not insured.

Accounts Receivable Factoring

As part of its working capital management, the Company has a factoring agreement to sell certain trade accounts receivables on a non-recourse basis to a third-party financial institution. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreement was approximately $16.7 million in 2022 and $35.8 million in 2021. Factoring fees for the sale of receivables were recorded in direct costs and were $0.1 million in each of the years ended December 31, 2022, 2021, and 2020.

Property, Equipment and Capitalized Software Costs

Property and equipment are generally stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of one to fifteen years, and begins after an asset has been placed into service. Leasehold improvements are generally depreciated over the shorter of the term of the lease or the useful life of the improvement. The cost of property or equipment sold or otherwise disposed of, along with related accumulated depreciation, is eliminated from the accounts, and the resulting gain or loss, if any, is reflected in current earnings. Maintenance and repairs are charged to expense when incurred, while significant improvements to existing assets are capitalized. Depreciation expense for the Company totaled $1.8 million, $2.0 million, and $1.9 million in 2022, 2021, and 2020, respectively.

As of December 31, 2022 and 2021, the Company had capitalized costs relating to software projects developed for internal use. Amortization periods for these projects range from three to five years, and begins when the software, or enhancements thereto, is available for its intended use. Amortization periods are evaluated annually for propriety.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such circumstances exist, the recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less costs to sell. The Company does not have any long-lived assets that are impaired as of December 31, 2022.

During the 2020 second quarter, the Company sold its corporate headquarters located in Buffalo, NY. As the sale price of the building was $2.5 million, and the book value of the building was approximately $1.6 million, the Company recorded a profit on the sale after related fees of approximately $0.8 million in the 2020 second quarter.

Leases

In accordance with Topic 842 "Leases", the Company is obligated under a number of short and long-term operating leases for office space and equipment, and for automobiles leased in Europe.

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

As a part of this refinement of the strategy in the 2021 fourth quarter, the Company is operating and reporting in three segments within its business: North America IT Solutions and Services, Europe IT Solutions and Services, and Non-Strategic Technology Services.

Goodwill

The goodwill recorded on the Company's consolidated balance sheet at December 31, 2022 relates to the acquisition of Soft Company in the 2018 first quarter, Tech-IT in the 2019 first quarter, StarDust in the 2020 first quarter, and Eleviant in the 2022 third quarter. In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment exist in interim periods. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. There were no impairments recorded in the Company’s consolidated financial statements during 2022, 2021, or 2020.

The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 are as follows:

(amounts in thousands)
Balance at December 31, 2020	$21,275
Acquired goodwill	—
Foreign currency translation	(1,599)
Balance at December 31, 2021	$19,676
Acquired goodwill	17,439
Foreign currency translation	(1,117)
Balance at December 31, 2022	$35,998

The Company’s goodwill at December 31, 2022 totaled $36.0 million, including $17.2 million in the Europe IT Solutions and Services segment and $18.8 million in the North America IT Solutions and Services segment. The significant addition to goodwill balances in the North America IT Solutions and Services segment is due to the acquisition of Eleviant in the third quarter of 2022. At December 31, 2021, the Company's goodwill totaled $19.7 million, including $18.3 million in the Europe IT Solutions and Services segment, and $1.4 million in the North America IT Solutions and Services segment. At December 31, 2020, the Company’s goodwill balance totaled $21.3 million, and was wholly included in the Company’s Europe IT Solutions and Services segment.

Acquired Intangibles Assets

Acquired intangible assets at December 31, 2022 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 years	$1,532	$(1,380)	$(152)	$—
Technology	10 years	1,141	(161)	(23)	957
Customer relationships	7-13 years	17,196	(4,053)	(1,157)	11,986
Total		$19,869	$(5,594)	$(1,332)	$12,943

Acquired intangible assets at December 31, 2021 consisted of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 years	$1,532	$(1,454)	$(70)	$8
Technology	10 years	591	(110)	10	491
Customer relationships	7-13 years	10,496	(3,121)	(594)	6,781
Total		$12,619	$(4,685)	$(654)	$7,280

Amortization expense for the Company's acquired intangibles was $1.2 million in both 2022 and 2021, and $1.4 million in 2020.

Estimated amortization expense for the next five fiscal years, and thereafter, is as follows (amounts in thousands):

Year	Annual Amortization
2023	$1,673
2024	1,692
2025	1,692
2026	1,692
2027	1,290
Thereafter	4,904
Total	$12,943

Income Taxes

The Company provides for deferred income taxes for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that all or some portion of the deferred tax assets will be realized, or that a valuation allowance is required. Management considers all available evidence, both positive and negative, in assessing realizability of its deferred tax assets. A key component of this assessment is management’s critical evaluation of current and future impacts of business and economic factors on the Company’s ability to generate future taxable income. Factors that may affect the Company’s ability to generate taxable income include, but are not limited to increased competition, a decline in revenue or margins, a loss of market share, the availability of qualified professional staff, and a decrease in demand for the Company’s services. The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance. Additionally, management has determined that a valuation allowance is required against its Netherlands and India deferred taxes. The total valuation allowance recorded against these deferred tax assets is $0.7 million, a net decrease of $1.4 million during the year driven by a change in the discount rate on a European pension plan, of which less than $0.1 million was recorded as income tax benefit in the consolidated statement of operations. The Company recognizes, as applicable, accrued interest and penalties related to unrecognized tax benefits (if any) in tax expense.

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

Equity-Based Compensation

The Company records the fair value of equity-based compensation expense for all equity-based compensation awards granted and recognizes the cost in the Company’s income statement over the periods in which an employee or director is required to provide the services for the award. Compensation cost is not recognized for employees or directors that do not render the requisite services. The Company recognized the expense for equity-based compensation in its 2022, 2021, and 2020 consolidated statements of income on a straight-line basis based upon awards that are ultimately expected to vest. See Note 10, “Equity-Based Compensation.”

Net Income Per Share

Basic and diluted earnings per share (EPS) for the years ended December 31, 2022, 2021, and 2020 are as follows:

For the year ended	Net Income	Weighted Average Shares	Earnings per Share
(amounts in thousands, except per-share data)
December 31, 2022
Basic EPS	$6,609	14,440	$0.46
Dilutive effect of outstanding equity instruments	—	716	(0.02)
Diluted EPS	$6,609	15,156	$0.44
December 31, 2021
Basic EPS	$13,730	13,926	$0.99
Dilutive effect of outstanding equity instruments	—	1,045	(0.07)
Diluted EPS	$13,730	14,971	$0.92
December 31, 2020
Basic EPS	$7,639	13,621	$0.56
Dilutive effect of outstanding equity instruments	—	806	(0.03)
Diluted EPS	$7,639	14,427	$0.53

Weighted-average shares represent the average number of issued shares less treasury shares, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 0.9 million at December 31, 2022, and 0.6 million at both December 31, 2021 and 2020 were outstanding but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

Accumulated Other Comprehensive Loss

The components that comprised accumulated other comprehensive loss on the consolidated balance sheet at December 31, 2022 and 2021 are as follows:

(amounts in thousands)	2022	2021
Foreign currency translation adjustment	$(10,993)	$(7,697)
Pension loss, net of tax of $755 in 2022 and $819 in 2021	(4,313)	(9,243)
Accumulated other comprehensive loss	$(15,306)	$(16,940)

During 2022, 2021, and 2020, actuarial losses were amortized to expense as follows:

(amounts in thousands)	2022	2021	2020
Amortization of actuarial losses	$494	$489	$298
Income tax	(81)	(39)	(1)
Net of tax	$413	$450	$297

The amortization of actuarial losses is included in determining net periodic pension cost. See Note 7, "Deferred Compensation Benefits" for additional information.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date, for equity accounts using historical exchange rates, and for revenue and expense activity using the applicable month’s average exchange rates. The Company recorded a nominal amount of expense in 2022, 2021, and 2020 from foreign currency transactions for balances settled during the year or intended to be settled as of each respective year-end.

Guarantees

The Company has a number of guarantees in place in its European operations which support office leases and performance under government projects. These guarantees totaled approximately $3.0 million and $3.1 million at December 31, 2022 and 2021, respectively, and generally have expiration dates ranging from January 2023 through October 2034.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for accounting contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference the London Interbank Offering Rate (“LIBOR”) or another reference rate expected to be discontinued due to the reference rate reform. It is effective for all entities between March 12, 2020 and December 31, 2022. The Company does not expect a significant impact from the adoption of this standard as provisions have been made in its Credit and Security Agreement to use an alternate benchmark interest rate when the use of LIBOR is discontinued.

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

Subsequent Events
The Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC and there were no subsequent events which required recognition, adjustment to or disclosure in the consolidated financial statements.

2.
Property, Equipment and Capitalized Software

Property, equipment and capitalized software at December 31, 2022 and 2021 are summarized as follows:

December 31,	Useful Life	2022	2021
(amounts in thousands)	(years)
Equipment	2-10	$6,739	$6,796
Furniture	5-10	1,790	1,875
Capitalized software	3-5	1,484	2,377
Other software	2-5	2,799	2,234
Leasehold improvements	1-15	2,274	2,346
		$15,086	$15,628
Accumulated depreciation and amortization		(10,025)	(10,386)
		$5,061	$5,242

The Company capitalizes software projects developed for commercial use. The Company recorded capitalized software costs during 2022 and 2021 as follows:

	For the year ended December 31,
(amounts in thousands)	2022	2021
Capitalized software, beginning balance	$1,607	$1,619
Foreign currency translation	(123)	(12)
Capitalized software	$1,484	$1,607

Capitalized software amortization periods range from three to five years, and are evaluated periodically for propriety. The Company capitalized a total of $0.5 million of costs related to the development of software for sale or license during 2022. Amortization expense and accumulated amortization for these projects at December 31, 2022 and 2021 are as follows:

	For the year ended December 31,
(amounts in thousands)	2022	2021
Accumulated amortization, beginning balance	$978	$502
Amortization expense	254	476
Accumulated amortization	$1,232	$978

3.
Acquisitions

Eleviant Technologies Inc. ("Eleviant”)

On September 29, 2022, the Company acquired 100% of the equity of Eleviant for approximately $19.0 million, including $17.4 million of cash on hand. In addition to the cash payment, Eleviant owners and executives were issued 173,802 shares of common stock valued at $1.2 million, and 200,000 stock options from the 2020 Equity Award Plan at the date of acquisition, valued at $0.4 million.

The U.S.-based Eleviant is a provider of digital transformation services and solutions, and is headquartered in Dallas, TX, with operations in Chennai and Coimbatore, India. Eleviant’s offerings support the new ways enterprises work, communicate, and scale today and focus on cloud, application modernization, mobile, artificial intelligence (AI), machine learning (ML), and robotic process automization (RPA). Eleviant’s services are supported by a portfolio of supporting solutions, including PeopleOne, a Digital Workplace platform for employee engagement, communication, and collaboration; vChat, a chatbot builder platform; and vBots, an RPA builder platform. The acquisition is expected to aid CTG in accelerating the growth of digital solutions sales to clients in the Americas and Europe and create new points of entry with proven technology services and solutions.

The results of operations of Eleviant have been included in the Company’s consolidated financial results since the date of acquisition. As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including proforma financial information, have not been included in this annual report on Form 10-K.

An earn-out of $5.0 million can be earned, a portion of which will be payable in each period subject to the achievement of revenue and gross profit targets for fiscal 2022, 2023 and 2024. Additionally, for each $10,000 of gross profit or revenue achieved above the targets, an additional $2,000 can be earned, with no maximum limit. There is no payout if the achievement is below the target threshold. However, in subsequent years, if the preceding year’s targets were not met, an earn-out can be earned for both years if the combined total for gross profit or revenue for the two years exceeds the combined two-year targets. The fair value as of the September 29, 2022 acquisition date was $4.0 million. The remaining fair value of the remaining contingent consideration liability was determined to be approximately $4.0 million as of December 31, 2022. Approximately $0.9 million and $3.1 million of the remaining contingent consideration liabilities is recorded in "Other current liabilities" and "Other long-term liabilities", respectively, on the consolidated balance sheet as of December 31, 2022.

The acquisition fair value of the consideration for the acquisition of Eleviant consisted of the following as of September 29, 2022:

(amounts in thousands)
Cash consideration	$17,382
Share issuance	1,178
Stock option issuance - 3 month vest	166
Stock option issuance - 12 month vest	225
Fair value of contingent consideration	4,000
Fair value of purchase consideration	$22,951

The following table summarizes the allocation of the aggregate purchase price consideration to the fair value of the assets acquired and liabilities assumed as of September 29, 2022:

(amounts in thousands)
Assets Acquired:
Cash	$755
Accounts receivable	1,605
Prepaids and other current assets	178
Property and equipment, net	437
Taxes receivable	48
Acquired intangibles	7,250
Goodwill	17,439
Total assets acquired	$27,712

Liabilities Assumed:
Accounts payable	$492
Short-term debt	601
Accrued compensation	355
Other current liabilities	205
Long-term debt	982
Deferred compensation benefits	324
Deferred tax liability	1,802
Total liabilities assumed	4,761
Net assets acquired	$22,951

At December 31, 2022, the Company allocated value to current assets and liabilities based on book values at September 29, 2022, which approximates fair value. The excess consideration was recorded as goodwill, which is not deductible for income tax purposes, and is driven by Eleviant providing a high level of digital IT solutions and offshore delivery capabilities.

(amounts in thousands)	Fair Value	Estimated Economic Life
Technology	$550	10 years
Customer relationships	6,700	10 years
Fair value of purchase consideration	$7,250

The Company incurred acquisition-related legal and consulting fees, expenses related to retention bonuses, and amortization of intangible assets of approximately $0.8 million in 2022, which were recorded as a component of selling, general, and administrative expenses in the consolidated statements of income. The accounting for this acquisition was updated in the fourth quarter of 2022, including an allocation to intangible assets of $7.3 million, but the preliminary purchase accounting for intangible assets has not yet been finalized as of December 31, 2022.

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

The results of operations of StarDust have been included in the Company’s consolidated financial results since the date of acquisition. As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including proforma financial information, have not been included in this annual report on Form 10-K.

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

The following table summarizes the allocation of the aggregate purchase consideration to the fair value of the assets acquired and liabilities assumed as of March 3, 2020:

(amounts in thousands)
Assets Acquired:
Cash	$1,798
Accounts receivable	1,303
Prepaids & other	71
Property & equipment, net	327
Acquired intangibles	1,282
Goodwill	2,757
Total assets acquired	$7,538

Liabilities Assumed:
Accounts payable	$285
Accrued compensation	307
Taxes payable	222
Other liabilities	163
Deferred income taxes	328
Total liabilities assumed	$1,305
Net assets acquired	$6,233

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

The Company incurred adjustments to the fair value of the earn-out liability, and amortization of intangible assets of approximately $0.1 million and $(0.2) million in 2022 and 2021, respectively, which were recorded as a component of selling, general, and administrative expenses in the consolidated statements of income. The purchase price allocation for this acquisition has been finalized.

4.
Debt

The Company entered into an asset-based lending revolving credit agreement (Credit Agreement) during the 2021 second quarter, which has a five-year term that expires in May 2026, replacing its previous agreement. Under this Credit Agreement, the Company can borrow up to $50.0 million depending on collateral availability. The Credit Agreement is collateralized by the Company’s accounts receivable in the United States, Belgium, and Luxembourg. The London Interbank Offered Rate (“LIBOR”), the interest rate benchmark used as a reference rate on the Company's Credit Agreement, began being phased out at the beginning of calendar year 2022, with the one-month LIBOR scheduled to cease immediately after June 30, 2023. A reference rate based on the Secured Overnight Financing Rate (“SOFR”), and other alternative benchmark rates, are replacing LIBOR. The Company can borrow under the agreement at either rate at its discretion. Interest rates range from 1.5% to 2.0% over SOFR or EURIBOR loans, and 0.5% to 1.0% over base rate (prime rate) loans. The Company’s previous Credit and Security Agreement was terminated during the 2021 second quarter.

At December 31, 2022 and December 31, 2021, there were no amounts outstanding under the Credit Agreement. The Company borrows or repays its debts as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

There were no borrowings during 2022 and 2021. Total commitment fees incurred totaled approximately $0.2 million in 2020, while interest paid in 2020 totaled $0.2 million under the previous Credit and Security Agreement.

Under the Credit Agreement, the Company is required to meet one financial covenant in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenant is measured quarterly, and at December 31, 2022 represented a fixed charge coverage ratio, where for the trailing twelve months the consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for, amongst other items, equity-based compensation and severance expenses, must be greater than 1.0 times the consolidated interest expense paid in cash and any scheduled principal payments. The fixed charge coverage ratio is only tested if availability, subject to a maximum of the commitment of $50.0 million, on the measurement date is less than the greater of 12.5% of the total loan availability or $5.0 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves for each country included in the Credit Agreement (the United States, Belgium, and Luxembourg). Receivable balances from the Company's largest client, IBM, have been removed from the Credit Agreement as collateral, as the Company had entered into a factoring arrangement for those receivables. Total availability as of December 31, 2022 was approximately $33.0 million. The Company’s compliance with its financial covenant was not required to be tested at December 31, 2022 as the availability under the Credit Agreement was in excess of 12.5% of the total loan availability. The Company was in compliance with its applicable covenants at December 31, 2021 and under the previous Credit and Security Agreement at December 31, 2020.

As part of the Eleviant acquisition, the Company has $0.7 million outstanding under a revolving line of credit as of December 31, 2022. The interest rate is 8.0%, and the amount outstanding is included in "Accounts Payable" on the Company's Consolidated Balance Sheet.

During 2021, the Company wrote-off approximately $0.1 million in deferred financing fees associated with its previous Credit and Security Agreement. The Company incurred approximately $1.4 million in fees associated with the Credit Agreement which have been deferred and will be amortized over the life of the agreement (60 months).

5.
Income Taxes

The provision for income taxes for 2022, 2021, and 2020 consists of the following:

	2022	2021	2020
(amounts in thousands)
Domestic and foreign components of income before income taxes are as follows:
Domestic	$2,955	$4,797	$2,497
Foreign	6,599	6,940	8,164
Total income before income taxes	$9,554	$11,737	$10,661
The provision (benefit) for income taxes consists of:
Current tax:
U.S. federal	$188	$(219)	$258
Foreign	2,586	2,654	2,679
U.S. state and local	160	138	365
Total current tax	2,934	2,573	3,302
Deferred tax:
U.S. federal	69	(3,810)	—
Foreign	(17)	60	(280)
U.S. state and local	(41)	(816)	—
Total deferred tax	11	(4,566)	(280)
Total tax	$2,945	$(1,993)	$3,022
The effective and statutory income tax rate can be reconciled as follows:
Tax at statutory rate	$2,006	$2,465	$2,239
State tax, net of federal benefit	144	280	53
Non-taxable income	(224)	(192)	(393)
Non-deductible expenses	694	9	569
Change in estimate primarily related to foreign taxes	303	352	(227)
Change in valuation allowance related to U.S. federal taxes	—	(5,229)	1,952
Change in estimate primarily related to U.S. federal taxes	49	—	(1,141)
Tax credits	(512)	(260)	(679)
GILTI	—	—	146
Foreign rate differential	441	504	488
Other, net	44	78	15
Total tax	$2,945	$(1,993)	$3,022
Effective income tax rate	30.8%	(17.0)%	28.3%

The ETR was lower in 2021 primarily due to the reversal of the valuation allowance against the Company’s US deferred tax assets.

The Company’s deferred tax assets and liabilities at December 31, 2022 and 2021 consist of the following:

December 31,	2022	2021
(amounts in thousands)
Assets
Deferred compensation	$2,959	$4,498
Loss and credit carryforwards	701	1,454
Accruals deductible for tax purposes when paid	231	908
State taxes	715	639
Depreciation	34	42
Unrealized gain	143	74
Leases	4,726	5,691
Research and development expenses	1,086	—
Other	41	13
Gross deferred tax assets	10,636	13,319
Deferred tax asset valuation allowance	(746)	(2,128)
Gross deferred tax assets less valuation allowance	9,890	11,191
Liabilities
Amortization	(3,221)	(1,847)
Depreciation	(521)	(477)
Leases	(4,726)	(5,691)
Deferred compensation	(18)	(22)
Gross deferred tax liabilities	(8,486)	(8,037)
Net deferred tax assets (liabilities)	$1,404	$3,154
Net deferred tax assets and liabilities are recorded as follows:
Net non-current assets	$2,886	$4,946
Net non-current liabilities	(1,482)	(1,792)
Net deferred tax assets (liabilities)	$1,404	$3,154

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that all or some portion of the deferred tax assets will be realized, or that a valuation allowance is required. Management considers all available evidence, both positive and negative, in assessing realizability of its deferred tax assets. A key component of this assessment is management’s critical evaluation of current and future impacts of business and economic factors on the Company’s ability to generate future taxable income. Factors that may affect the Company’s ability to generate taxable income include, but are not limited to, increased competition, a decline in revenue or margins, a loss of market share, the availability of qualified professional staff, and a decrease in demand for the Company’s services. The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance. Additionally, management has determined that a valuation allowance is required against its Netherlands and India deferred taxes. The total valuation allowance recorded against these deferred tax assets is $0.7 million, a net decrease of $1.4 million during the year driven by a change in the discount rate on a European pension plan, of which less than $0.1 million was recorded as income tax benefit in the consolidated statement of operations.

The Company has various state net operating loss carryforwards of $0.6 million. The state carryforwards begin to expire in 2023. The Company has net operating loss carryforwards in the Netherlands, United Kingdom, and India of $0.2 million, $0.5 million, and $0.8 million, respectively. The carryforwards in the Netherlands begin to expire in 2023, the carryforwards in the United Kingdom have no expiration date, and the carryforwards in India begin to expire in 2028.

At December 31, 2022, the Company believes it has adequately provided for its tax-related liabilities, and that no reserve for unrecognized tax benefits is necessary. No significant change in the total amount of unrecognized tax benefits is expected within the next twelve months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits (if any) in tax expense, as applicable. At December 31, 2022 and 2021, the Company had no accrual for the payment of interest and penalties.

The Company has not recorded a U.S. deferred tax liability for the excess book basis over the tax basis of its investments in foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations.

Net income tax payments during 2022, 2021, and 2020 totaled $3.0 million, $2.7 million, and $4.2 million, respectively.

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

Lease costs for the year ended December 31, 2022 and December 31, 2021 were as follows:

	For the Year Ended
(amounts in thousands)	December 31, 2022	December 31, 2021
Operating lease costs	$6,776	$7,611
Variable lease costs	342	405
Short-term lease costs	415	430

Maturities for the Company’s lease liabilities for all operating leases as of December 31, 2022 are as follows:

Year	Total Operating Leases
(amounts in thousands)
2023	$5,997
2024	4,351
2025	3,170
2026	2,240
2027	1,235
2028 & thereafter	3,555
Total undiscounted operating lease payments	20,548
Less: Interest	(2,177)
Total present value of operating lease liabilities	$18,371

The weighted average remaining lease term and discount rate for all operating leases as of December 31, 2022 are as follows:

December 31, 2022
Weighted average remaining lease term (years)	5.34
Weighted average remaining discount rate	3.85%

Supplemental cash flow information related to the Company’s operating leases for 2022 is as follows:

(amounts in thousands)	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflow from operating leases	6,776
Right-of-use assets obtained in exchange for new operating lease liabilities	4,076

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

As a result of the acquisition of Soft Company on February 15, 2018, the Company maintains an unfunded pension plan related to the current Soft Company employees (FDBP). The Company did not make contributions to this plan in 2021 or 2022 and does not anticipate making contributions to the plan in 2023. No benefit payments were made in 2021 or 2022 and none are expected to be paid in 2023.

On March 3, 2020, the Company acquired StarDust and now maintains an unfunded pension plan related to the current StarDust employees (SDBP). The Company did not make contributions to this plan in 2021 or 2022 and does not anticipate making contributing to this plan in 2023. No benefit payments were made in 2021 or 2022 and none are expected to be paid in 2023.

On September 29, 2022, the Company acquired Eleviant and now maintains an unfunded defined-benefit gratuity plan related to the current Eleviant employees (IDBP). The Company did not make contributions to this plan in 2022 and does not anticipate making contributing to this plan in 2023. No benefit payments were made in 2022 and none are expected to be paid in 2023.

Net periodic pension cost for the years ended December 31, 2022, 2021, and 2020 for all of the plans is as follows:

Net Periodic Pension Cost	2022	2021	2020
(amounts in thousands)
Service cost	$451	$499	$428
Interest cost	353	197	355
Expected return on assets	(638)	(702)	(657)
Amortization of actuarial loss	500	495	304
Net periodic pension cost	$666	$489	$430

The change in benefit obligation and reconciliation of fair value of plan assets for the years ended December 31, 2022 and 2021 for the ESBP, NDBP, BDBP, FDBP, SDBP, and IDBP plans are as follows:

Changes in Benefit Obligation	2022	2021
(amounts in thousands)
Benefit obligation at beginning of period	$30,957	$34,729
Service cost	451	499
Interest cost	352	197
Benefits paid	(1,086)	(1,036)
Acquisition	274	—
Actuarial loss	(3,874)	(1,341)
Effect of exchange rate changes	(1,502)	(2,091)
Benefit obligation at end of period	25,572	30,957
Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of period	19,978	20,656
Actual return on plan assets	812	636
Employer contributions	1,195	1,199
Benefits paid	(988)	(922)
Effect of exchange rate changes	(1,274)	(1,591)
Fair value of plan assets at end of period	19,723	19,978
Accrued benefit cost	$5,849	$10,979

Accrued benefit cost for the ESBP, NDBP, BDBP, FDBP, SDBP, and IDBP is included in the consolidated balance sheet as follows:

(amounts in thousands except percentages)	ESBP	NDBP	BDBP	FDBP	SDBP	IDBP
As of December 31, 2022:
Non-current assets	$—	$—	$58	$—	$—	$—
Current liabilities	$503	$—	$—	$—	$—	$38
Non-current liabilities	$3,168	$1,583	$—	$283	$31	$301
Discount rates:
Benefit obligation	4.76%	3.40%	3.80%	3.30%	3.30%	6.90%
Net periodic pension cost	2.10%	1.00%	3.80%	1.00%	1.00%	6.40%
Salary increase rate	—%	—%	4.05%	2.20%	2.20%	5.00%
Expected return on plan assets	—%	4.00%	3.00%	—%	—%	—%
As of December 31, 2021:
Non-current assets	$—	$—	$100	$—	$—	$—
Current liabilities	$509	$—	$—	$36	$—	$—
Non-current liabilities	$3,844	$6,280	$—	$367	$41	$—
Discount rates:
Benefit obligation	2.10%	1.00%	1.05%	1.00%	0.35%	—%
Net periodic pension cost	1.56%	0.40%	1.05%	0.35%	0.45%	—%
Salary increase rate	—%	—%	3.75%	1.90%	1.75%	—%
Expected return on plan assets	—%	4.00%	3.10%	—%	—%	—%

For the ESBP, the accumulated benefit obligation at December 31, 2022 and 2021 was $3.7 million and $4.4 million, respectively. The amounts included in other comprehensive income relating to the pension loss adjustment in 2022 and 2021, net of tax, was both approximately $(0.2) million. The discount rate used in 2022 was 4.76%, which is reflective of a series of bonds that are included in the Moody’s AA long-term corporate bond yield whose cash flow approximates the payments to participants under the ESBP for the remainder of the plan. This rate was an increase of 266 basis points from the rate used in the prior year and resulted in a decrease in the plan’s liabilities of $0.7 million. Benefits paid to participants are funded by the Company as needed, and are expected to total approximately $0.5 million in 2023. The plan is deemed unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts considered sufficient to reimburse the Company for the costs associated with the plan for those participants. The Company does not anticipate making contributions to the plan other than for current year benefit payments as required in 2023 or future years.

For the NDBP, the accumulated benefit obligation at December 31, 2022 and 2021 was $8.8 million and $13.9 million, respectively. The discount rate used in 2022 was 3.40%, which is reflective of a series of corporate bonds whose cash flow approximates the payments to participants under the NDBP for the remainder of the plan. This rate was an increase of 240 basis points from the rate used in the prior year. The increase in the discount rate and foreign currency fluctuations resulted in a decrease in the plan’s liabilities of $5.1 million in 2022.

The assets for the NDBP are held by Aegon, a financial services firm located in the Netherlands. The Company maintains a contract with Aegon to insure future benefit payments of the NDBP; however, due to certain terms of the agreement and potential obligations to the Company, the NDBP has not been settled. The benefit payments to be made in 2023 are expected to be paid by Aegon from plan assets. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the contractual value of the NDBP in any given year. The fair value of the assets is determined using a Level 3 methodology (see Note 1 “Summary of Significant Accounting Policies—Fair Value”). In 2022 and 2021, the plan investments had a targeted minimum return of 4.0%, which is consistent with historical returns and the 4.0% return guaranteed to the participants of the plan. Aegon intends to maintain the current investment strategy of investing plan assets solely in government bonds in 2023.

For the BDBP, the accumulated benefit obligation at December 31, 2022 and 2021 was $12.4 million and $12.3 million, respectively. The discount rate used in 2022 was 3.80%, which is reflective of a series of corporate bonds whose cash flow approximates the payments to participants under the BDBP for the remainder of the plan. This rate was an increase of 275 basis points from the rate used in the prior year. The increase in discount rates resulted in an increase in the plan’s liabilities of $0.1 million in 2022.

The assets for the BDBP are held by Allianz for the CTG Belgium plan and by Vivium for the CTG Health Solutions (Belgium) plan, both financial services firms are located in Belgium. The Company maintains a contract with Allianz to insure future benefit payments of the BDBP. Contributions made by the Company to Allianz and Vivium are based on employees’ current salaries. The benefit payments to be made in 2023 are expected to be paid by Allianz and Vivium from plan assets. The assets for the plan are included in the overall portfolio of assets held by Allianz and Vivium. The fair market value of the plan’s assets equals the contractual value of the BDBP in any given year (which is the mathematical reserve held by Allianz and Vivium). The fair value of the assets is determined using a Level 3 methodology (see Note 1 “Summary of Significant Accounting Policies—Fair Value”). Allianz and Vivium do not guarantee a minimum return on the plan investments, whereas Belgian law sets a minimum return to be guaranteed to the participants of the plan.

For the FDBP, the accumulated benefit obligation at December 31, 2022 and 2021 was $0.3 million and $0.4 million, respectively. The amounts included in other comprehensive loss relating to the pension loss adjustment in 2022 and 2021 were $(0.1) million and $(0.2) million, respectively. The discount rate used in 2022 was 3.30%, which is reflective of a series of corporate bonds whose cash flows approximates the payments to participants under the FDBP for the remainder of the plan. This rate was an increase of 230 basis points from the rate used in the prior year. The plan is deemed unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities.

For the SDBP, the accumulated benefit obligation at both December 31, 2022 and 2021 was less than $0.1 million. The amounts included in other comprehensive loss relating to the pension loss adjustment in 2022 and 2021 were less than $(0.1) million and less than $0.1 million, respectively. The discount rate used in 2022 was 3.30%, which is reflective of a series of corporate bonds whose cash flows approximates the payments to participants under the SDBP for the remainder of the plan. The plan is deemed unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities.

For the IDBP, the accumulated benefit obligation at December 31, 2022 was $0.3 million. The amounts included in other comprehensive loss relating to the pension loss adjustment in 2022 was less than $0.1 million. The discount rate used in 2022 was 6.90%, which is reflective of government bonds whose cash flows approximates the payments to participants under the IDBP for the remainder of the plan. The plan is deemed unfunded as the Company has not specifically identified Company assets to be used to discharge the deferred compensation benefit liabilities.

Anticipated benefit payments for the ESBP, NDBP, BDBP, FDBP, SDBP, and IDBP expected to be paid in future years are as follows:

(amounts in thousands)
2023	$910
2024	947
2025	1,662
2026	1,671
2027	934
2028 - 2032	6,492
Total	$12,616

For the ESBP, NDBP, BDBP, FDBP, SDBP, and IDBP, the amounts included in accumulated other comprehensive loss, net of tax, that have not yet been recognized as components of net periodic benefit cost as of December 31, 2022 are $0.8 million, $2.0 million, $1.6 million, $(0.2) million, less than $0.1 million, and less than $0.1 million, respectively, for unrecognized actuarial losses (gains). The amounts included in accumulated other comprehensive loss, net of tax, that have not yet been recognized as components of net periodic benefit cost as of December 31, 2021 were $1.1 million, $6.7 million, $1.5 million, $(0.1) million, less than $0.1 million, and zero, respectively, for unrecognized actuarial losses (gains).

The amounts recognized in other comprehensive loss, net of tax, for 2022, 2021, and 2020 related to year-over-year changes in the discount rate, totaled $(4.9) million, $(2.5) million, and $2.3 million, respectively. Net periodic pension cost and the amounts recognized in other comprehensive loss, net of tax, for the ESBP, NDBP, BDBP, FDBP, SDBP, and IDBP for 2022, 2021, and 2020 totaled $(4.2) million, $(2.0) million, and $2.7 million, respectively.

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2023 for the ESBP, NDBP, BDBP, FDBP, SDBP, and IDBP for unrecognized actuarial gains and losses total $0.4 million.

The Company also maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. There were no contributions to the plan in 2022, 2021, or 2020, and the Company does not anticipate making contributions in 2023. The investments in the plan are included in the total assets of the Company. Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In return for the funds received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were no stock unit purchases during 2022. During 2021, an executive purchased 20,958 stock units from the Company using their available investment balance. There were no stock unit purchases during 2020.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. During 2022, $0.1 million was contributed to the plan for a director. No cash contributions were made to the plan for the directors during 2021 or 2020. During 2022 and 2021, the Directors were granted shares out of the Company’s 2020 Equity Award Plan which were deposited into this plan. For 2020, the Directors were granted shares out of the Company’s 2010 Equity Award Plan. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. During 2021, two directors retired from the Company’s Board of Directors, which resulted in 416,265 shares being released from this plan.

8.
Employee Benefits

401(k) Profit-Sharing Retirement Plan

The Company maintains a contributory 401(k) profit-sharing retirement plan covering substantially all U.S. employees. There were discretionary Company contributions of $0.7 million and $0.5 million in 2022 and 2021, respectively, but no contributions during 2020.

Other Retirement Plans

The Company maintains various other defined contribution retirement plans covering European employees. Company contributions charged to operations were $0.4 million in both 2022 and 2021, and $0.3 million in 2020.

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

9.
Shareholders’ Equity

Employee Stock Purchase Plan

Under the Company’s First Employee Stock Purchase Plan (ESPP), employees may apply up to 10% of their compensation to purchase the Company’s common stock. Shares are purchased at the closing market price on the business day preceding the date of purchase. As of December 31, 2022, approximately 134,000 shares remain unissued under the ESPP. During 2022, 2021, and 2020, approximately 22,000, 19,000, and 29,000 shares, respectively, were purchased under the ESPP at an average price of $8.10, $8.74, and $4.90 per share, respectively.

Preferred Stock

At December 31, 2022 and 2021, the Company had 2.5 million shares of par value $0.01 preferred stock authorized for issuance, but none outstanding.

10.
Equity-Based Compensation

The Company issues stock options and restricted stock in exchange for services of key employees and independent directors. In accordance with current accounting standards, the calculated cost of its equity-based compensation awards is recognized in the Company’s consolidated statements of income over the period in which an employee or director is required to provide the services for the award. Compensation cost will not be recognized for employees or directors that do not render the requisite services. The Company recognizes the expense for equity-based compensation in its consolidated statements of income on a straight-line basis based upon the number of awards that are ultimately expected to vest.

Equity-based compensation expense, the corresponding tax benefit and net equity-based compensation expense for 2022, 2021, and 2020 are as follows:

	2022	2021	2020
(amounts in thousands)
Equity-based compensation expense	$2,563	$2,640	$2,483
Tax benefit	(635)	(654)	—
Net equity-based compensation expense	$1,928	$1,986	$2,483

On September 17, 2020, the shareholders approved the Company’s 2020 Equity Award Plan (2020 Plan). Under the provisions of the 2020 Plan, stock options, restricted stock, stock appreciation rights, and other awards may be granted or awarded to key employees and independent directors of the Company, as well as non-employees. The Compensation Committee of the Board of Directors determines the nature, amount, pricing and vesting of the grants or awards. All options and awards remain in effect until the earliest of the expiration, exercise, or surrender date. Options generally become exercisable in three or four equal installments, typically beginning one year from the date of grant, and expire no more than 15 years from the date of grant. A total of 1,950,000 shares may be granted or awarded under the 2020 plan, of which 939,123 were available for grant as of December 31, 2022.

On May 12, 2010, the shareholders approved the Company’s 2010 Equity Award Plan (2010 Plan). Under the provisions of the 2010 Plan, stock options, restricted stock, stock appreciation rights, and other awards may be granted or awarded to key employees and independent directors of the Company, as well as non-employees. The Compensation Committee of the Board of Directors determines the nature, amount, pricing and vesting of the grants or awards. All options and awards remain in effect until the earliest of the expiration, exercise, or surrender date. Options generally become exercisable in three or four equal installments, typically beginning one year from the date of grant, and expire no more than 15 years from the date of grant. There are no shares or options available for grant under this plan as of December 31, 2022.

On April 26, 2000, the shareholders approved the Company’s 2000 Equity Award Plan (Equity Plan). Under the provisions of the Equity Plan, stock options, restricted stock, stock appreciation rights, and other awards could previously be granted or awarded to key employees and independent directors of the Company. The Compensation Committee of the Board of Directors determined the nature, amount, pricing, and vesting of the grants or awards. All options and awards remain in effect until the earlier of the expiration, exercise, or surrender date. Options generally become exercisable in three or four equal annual installments, typically beginning one year from the date of grant, and expire no more than 15 years from the date of grant. In certain limited instances, options granted at fair market value were expected to vest nine and one-half years from the date of grant. There are no shares or options available for grant under this plan as of December 31, 2022.

Under the Company’s 1991 Restricted Stock Plan, a total of 800,000 shares of restricted stock may be granted to certain key employees, 20,116 of which are available for grant as of December 31, 2022.

The Company granted 334,790 stock options during 2022 from the 2020 Equity Award Plan. Of those 334,790 stock options, 134,790 stock options were granted on March 18, 2022 to senior management, and 200,000 were granted on September 29, 2022 as part of the Eleviant acquisition. The stock options granted on March 18, 2022 vest ratably over three years, and are being expensed over that period. Of the 200,000 stock options granted for the Eleviant acquisition on September 29, 2022, 100,000 vest ratably over three months, and the remaining 100,000 vest ratably over one year, with both being expensed over the respective periods. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. The per-option weighted-average fair value on the date of grant of stock options granted in 2022 was $3.14 for the March 18, 2022 options, $1.66 for the September 29, 2022 stock options that vest in three months, and $2.25 for the September 29, 2022 options that vest in one year.

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

The Company granted 173,010 stock options during 2020 from the 2010 Equity Award Plan. The options vest ratably over three years, and are being expensed over that period. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted on the date of grant. The per-option weighted-average fair value on the date of grant of stock options granted in 2020 was $1.77.

The fair value of the options at the date of grant was estimated using the following weighted-average assumptions for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Expected life (years)	2.8	5.1	3.7
Dividend yield	—%	—%	—%
Risk-free interest rate	3.4%	0.8%	2.2%
Expected volatility	43.1%	41.9%	36.1%

The Company used historical volatility calculated using daily closing prices for its common stock over periods that equal the expected term of the options granted to estimate the expected volatility for the grants made in 2022, 2021, and 2020. The risk-free interest rate assumption was based upon U.S. Treasury yields appropriate for the expected term of the Company’s stock options based upon the date of grant. The expected term of the stock options granted was based upon the options expected vesting schedule and historical exercise patterns. The Company did not pay a dividend in 2022, 2021, or 2020, and does not anticipate paying a dividend in the future.

During 2022, 2021, and 2020, the Company issued restricted stock to certain key employees. The stock vests over a period of three or four years, with 33% or 25% of the stock issued vesting one year from the date of grant, and another 33% or 25% vesting each year thereafter until the stock is fully vested. The Company is recognizing compensation expense for these shares ratably over the expected term of the restricted stock, which is three or four years. In the event the Company issued stock to its independent directors, the stock vests at retirement. As the independent directors are eligible for retirement from the Company’s Board of Directors at any point in time, the Company will recognize the expense associated with these shares on the date of grant. The shares of restricted stock issued are considered outstanding, can be voted, and are eligible to receive dividends, if any are paid. However, the restricted shares do not include a non-forfeitable right for the holder to receive dividends and none will be paid in the event the awards do not vest. Accordingly, only vested shares of outstanding restricted stock are included in the calculation of basic earnings per share.

During 2022, the Company granted 92,815 shares with a performance condition to senior management from the 2020 Equity Award Plan. The closing price of the Company's stock on that day was $9.12 per share. Under these grant agreements, the Company's cumulative three-year non-GAAP earnings per share for the years 2022, 2023, and 2024 must equal or exceed $2.86 for 100% of the grants to vest. If the combined cumulative three-year non-GAAP earnings per share is 80% or more but less than 100% of the earnings per share target, a pro-rata portion of the grants shall vest. If at least 80% of the three-year non-GAAP earnings per share target is not met, the grants will expire. The performance share units have a grant date fair value of approximately $0.7 million and the Company is expensing these grants over the derived service period. Of the 92,815 performance shares granted during 2022, no shares were cancelled during 2022, and 92,815 shares were outstanding as of December 31, 2022.

During 2021, the Company granted 79,917 shares with a performance condition to senior management from the 2020 Equity Award Plan. The closing price of the Company’s stock on that day was $9.17 per share. Under these grant agreements, the Company’s cumulative three-year non-GAAP earnings per share for the years 2021, 2022, and 2023 must equal or exceed $2.01 for 100% of the grants to vest. If the combined cumulative three-year non-GAAP earnings per share is 80% or more but less than 100% of the earnings per share target, a pro-rata portion of the grants shall vest. If at least 80% of the three-year non-GAAP earnings per share target is not met, the grants will expire. The performance share units have a grant date fair value of approximately $0.7 million and the Company is expensing these grants over the derived service period. Of the 79,917 performance shares granted during 2021, 5,997 shares were cancelled during 2022, and 73,920 shares were outstanding as of December 31, 2022.

During 2020, the Company granted 115,410 shares with a performance condition to senior management from the 2010 Equity Award Plan. The closing price of the Company’s stock on that day was $5.88 per share. Under these grant agreements, the Company’s cumulative three-year non-GAAP earnings per share for the years 2020, 2021, and 2022 must equal or exceed $1.77 for 100% of the grants to vest. If the combined cumulative three-year non-GAAP earnings per share is 80% or more but less than 100% of the earnings per share target, a pro-rata portion of the grants shall vest. If at least 80% of the three-year non-GAAP earnings per share target is not met, the grants will expire. The performance share units have a grant date fair value of approximately $0.7 million and the Company is expensing these grants over the derived service period. Of the 115,410 performance shares granted during 2020, 8,920 shares were cancelled during 2022, and 106,490 shares were outstanding as of December 31, 2022.

As of December 31, 2022, total remaining stock-based compensation expense for non-vested equity-based compensation was approximately $3.5 million, which is expected to be recognized on a weighted-average basis over the next 24 months. Historically, the Company has issued shares out of treasury stock to fulfill the share requirements from stock option exercises and restricted stock grants.

A summary of stock option activity under the 2020 Plan, 2010 Plan, and Equity Plan is as follows:

	2020 Plan Options	Weighted- Average Exercise Price	2010 Plan Options	Weighted- Average Exercise Price	Equity Plan Options	Weighted- Average Exercise Price
Outstanding at December 31, 2019	—	$—	731,234	$12.69	295,425	$5.89
Granted	—	$—	173,010	$5.88	—	$—
Exercised	—	$—	(45,096)	$4.95	—	$—
Canceled or forfeited	—	$—	—	$—	—	$—
Expired	—	$—	—	$—	(50,125)	$7.18
Outstanding at December 31, 2020	—	$—	859,148	$11.73	245,300	$5.62
Granted	105,906	$9.17	—	$—	—	$—
Exercised	—	$—	(45,096)	$4.95	(65,300)	$5.61
Canceled or forfeited	—	$—	—	$—	—	$—
Expired	—	$—	(27,500)	$12.16	—	$—
Outstanding at December 31, 2021	105,906	$9.17	786,552	$12.10	180,000	$5.63
Granted	334,790	$7.60	—	$—	—	$—
Exercised	—	$—	(18,620)	$6.71	(40,000)	$4.52
Canceled or forfeited	(7,298)	$8.52	(4,460)	$5.88	—	$—
Expired	—	$—	(58,875)	$14.93	—	$—
Outstanding at December 31, 2022	433,398	$8.06	704,597	$12.05	140,000	$5.94
Options Exercisable at December 31, 2022	135,305	$7.40	646,262	$12.60	140,000	$5.94

Under the 2020 Plan, there were no shares exercised in 2022 or 2021. Under the 2010 Plan, there were 18,620 shares exercised in 2022, and 45,096 shares exercised in both 2021 and 2020. Under the Equity Plan, there were 40,000 shares exercised in 2022, 65,300 shares exercised in 2021, and no shares exercised in 2020. For 2022, 2021, and 2020, the intrinsic value of the options exercised under the Equity Plan was $0.2 million, $0.3 million, and less than $0.1 million, respectively, and under the 2010 Plan was $0.1 million for both 2022 and 2021, and zero for 2020.

A summary of restricted stock activity under the 2020 Plan, 2010 Plan, the Equity Plan and the 1991 Restricted Stock Plan is as follows:

	2020 Plan Restricted Stock	Weighted- Average Fair Value	2010 Plan Restricted Stock	Weighted- Average Fair Value	Equity Plan Restricted Stock	Weighted- Average Fair Value	1991 Restricted Stock Plan	Weighted- Average Fair Value
Outstanding at Dec. 31, 2019	—	$—	1,146,884	$5.49	40,000	$4.97	24,375	$5.75
Granted	—	$—	599,928	$5.02	—	$—	—	$—
Released	—	$—	(131,949)	$5.02	—	$—	(11,470)	$5.75
Canceled or forfeited	—	$—	(129,878)	$5.41	—	$—	(1,925)	$5.75
Outstanding at Dec. 31, 2020	—	$—	1,484,985	$5.35	40,000	$4.97	10,980	$5.75
Granted	267,036	$9.55	—	$—	—	$—	—	$—
Released	(11,912)	$9.44	(408,232)	$5.13	(40,000)	$4.97	(10,730)	$5.75
Canceled or forfeited	(4,558)	$10.11	(147,008)	$7.68	—	$—	(250)	$5.75
Outstanding at Dec. 31, 2021	250,566	$9.54	929,745	$5.07	—	$—	—	$—
Granted	334,333	$8.63	—	$—	—	$—	—	$—
Released	(34,353)	$9.75	(350,830)	$4.94	—	$—	—	$—
Canceled or forfeited	(19,332)	$9.54	(30,970)	$4.72	—	$—	—	$—
Outstanding at Dec. 31, 2022	531,214	$8.95	547,945	$5.17	—	$—	—	$—

Options Outstanding at December 31, 2022

A summary of stock options outstanding at December 31, 2022 for the 2020 Plan, 2010 Plan, and the Equity Plan is as follows:

Range of Exercise Prices:	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
2020 Plan
$6.78 - $6.78	198,000	$6.78	9.8	$154,440
$9.12 - $9.17	235,398	$9.14	8.8	—
	433,398	$8.06	9.5	$154,440
2010 Plan
$4.20 - $7.48	305,501	$5.84	5.7	$523,938
$13.58 - $13.60	200,000	$13.59	3.9	—
$15.90 - $16.93	51,096	$16.67	2.1	—
$20.68 - $21.41	148,000	$21.17	3.7	—
	704,597	$12.05	4.5	$523,938
Equity Plan
$4.78 - $4.78	40,000	$4.78	1.4	$111,200
$5.25 - $7.18	100,000	$6.41	1.6	115,200
	140,000	$5.94	1.5	$226,400

Options Exercisable at December 31, 2022

A summary of stock options that are exercisable at December 31, 2022 for the 2020 Plan, 2010 Plan, and the Equity Plan is as follows:

Range of Exercise Prices:	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
2020 Plan
$6.78 - $6.78	100,000	$6.78	9.8	$78,000
$9.12 - $9.17	35,305	$9.17	8.2	—
	135,305	$7.40	9.4	$78,000
2010 Plan
$4.20 - $7.48	247,166	$5.84	5.3	$425,935
$13.58 - $13.60	200,000	$13.59	3.9	—
$15.90 - $16.93	51,096	$16.67	2.1	—
$20.68 - $21.41	148,000	$21.17	3.7	—
	646,262	$12.60	4.2	$425,935
Equity Plan
$4.78 - $4.78	40,000	$4.78	1.4	$111,200
$5.25 - $7.18	100,000	$6.41	1.6	115,200
	140,000	$5.94	1.5	$226,400

The aggregate intrinsic values as calculated in the above charts detailing options that are outstanding and those that are exercisable, respectively, are based upon the Company’s closing stock price on December 31, 2022 of $7.56 per share.
11.
Significant Clients

In 2022, International Business Machines Corporation (IBM) was the Company’s largest client. The National Technical Services Agreement with IBM expires on October 27, 2023. In 2022, 2021, and 2020, IBM accounted for $57.1 million or 17.6%, $74.8 million or 19.1%, and $77.5 million or 21.2% of the Company’s consolidated revenue, respectively. The Company’s accounts receivable from IBM at December 31, 2022 and 2021 amounted to $14.0 million and $8.9 million, respectively.

No other client accounted for more than 10% of revenue in 2022, 2021, and 2020.

12.
Contingencies

The Company and its subsidiaries are involved from time to time in various legal proceedings and tax audits arising in the ordinary course of business. At December 31, 2022 and 2021, the Company was in discussion with various governmental agencies relative to tax matters, including income, sales and use, and property and franchise taxes. The outcome of these audits and legal proceedings, as applicable, involving the Company and its subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such audits cannot be accurately predicted. However, as none of these matters are individually or in the aggregate significant and as management has not recorded an estimate of its potential liability for these audits at December 31, 2022 and 2021. The Company does not expect the conclusion of these matters to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

The Company’s strategy throughout its operations is to expand the amount of IT Solutions and Services it provides to its clients as compared with Staffing Services, and to focus on delivering digital solutions. IT Solutions and Services provide significant value to the Company's clients, and drive higher bill rates and margins for the Company. The Company's existing solutions include business, technology, and operations solutions that aid its clients in digitally transforming their company, and ultimately meet the needs of their clients. The digital services the Company delivers includes the Internet of Things, Intelligent Automation, Data and Analytics, Cloud and Automated Testing.

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

Accordingly, the Company reports its operations in three segments within its business: North America IT Solutions and Services, Europe IT Solutions and Services, and Non-Strategic Technology Services. The results for the Eleviant business acquired in the 2022 third quarter are reflected within the North America IT Solutions and Services segment.

The segments are composed of the following:

IT Solutions and Services in North America and Europe

IT Solutions and Services include business, technology, and operations solutions that aid the Company's clients in digitally transforming their company, and ultimately meet the needs of their clients. The digital services the Company delivers includes the Internet of Things, Intelligent Automation, Data and Analytics, Cloud and Automated Testing.

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

The Company makes decisions related to resource allocation based upon the contribution profit of each of its segments. Contribution profit reflects gross profit less any operating expenses directly related to each respective segment. Those operating expenses primarily include sales, solutions, delivery, and recruiting expenses. General and administrative expenses are not allocated to the individual segments and primarily include corporate support costs such as finance and accounting, internal IT, human resources, benefits and marketing.

The operating results for the Company’s segments for 2022, 2021, and 2020 were as follows:

2022	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$84,038	$149,931	$91,111	$325,080
Direct costs	52,315	112,990	79,698	245,003
Gross profit	31,723	36,941	11,413	80,077
Operating expenses	14,203	18,954	2,632	35,789
Contribution profit	$17,520	$17,987	$8,781	44,288
General and administrative expenses				33,212
Operating income				$11,076

2021	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$101,506	$169,341	$121,438	$392,285
Direct costs	68,885	129,030	107,920	305,835
Gross profit	32,621	40,311	13,518	86,450
Operating expenses	13,883	21,345	4,904	40,132
Contribution profit	$18,738	$18,966	$8,614	46,318
General and administrative expenses				33,576
Operating income				$12,742

2020	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$67,948	$154,847	$143,296	$366,091
Direct costs	43,953	117,029	128,151	289,133
Gross profit	23,995	37,818	15,145	76,958
Operating expenses	9,368	20,366	6,992	36,726
Contribution profit	$14,627	$17,452	$8,153	40,232
General and administrative expenses				31,102
Operating income				$9,130

Depreciation allocated to Europe IT Solutions and Services totaled $0.6 million, $0.8 million, and $0.7 million in the years ended December 31, 2022, 2021, and 2020, respectively. Depreciation allocated to North America IT Solutions and Services totaled $0.2 million, $0.3 million, and $0.2 million in the years ended December 31, 2022, 2021 and 2020, respectively. Depreciation allocated to Non-Strategic Technology Services was less than $0.1 million in the years ended December 31, 2022, and 2021, and $0.1 million in the year ended December 31, 2020.

The Company has not provided any other expense or asset information for each of its segments as the Company’s CEO, who is the chief operating decision maker, does not use this information in any way to make resource decisions or to manage the segments. The Company does not prepare balance sheet or statement of cash flow information for its segments.

The Company’s goodwill at December 31, 2022 totaled $36.0 million, including $17.2 million in the Europe IT Solutions and Services segment and $18.8 million in the North America IT Solutions and Services segment. The significant addition to goodwill balances in the North America IT Solutions and Services segment is due to the acquisition of Eleviant in the third quarter of 2022. The Company's goodwill at December 31, 2021 totaled $19.7 million, including $18.3 million in the Europe IT Solutions and Services segment, and $1.4 million in the North America IT Solutions and Services segment.

CTG’s reportable information is based on geographical areas. The accounting policies of the individual geographical areas are the same as those described in Note 1, “Summary of Significant Accounting Policies.”

Financial Information About Geographic Areas	2022	2021	2020
(amounts in thousands)
Revenue from External Customers:
United States	$169,510	$215,637	$203,495
Belgium (1)	61,117	68,109	59,851
Luxembourg (3)	57,676	72,699	66,411
Other countries	36,777	35,840	36,334
Total foreign revenue	155,570	176,648	162,596
Total revenue	$325,080	$392,285	$366,091
Long-lived Assets*:
United States	$9,414	$2,081	$1,710
France (2)	4,714	5,663	6,841
Luxembourg (3)	2,294	3,125	3,879
Other countries	1,582	1,653	2,182
Total long-lived assets*	$18,004	$12,522	$14,612
Deferred Tax Assets, Net of Valuation Allowance:
United States	$2,699	$4,612	$—
Europe	187	334	393
Total deferred tax assets, net	$2,886	$4,946	$393
*Long-lived Assets exclude goodwill

(1)
Revenue for the Company's Belgium operations has been disclosed separately as it exceeds 10% of consolidated revenue in at least one of the years presented.
(2)
Long-lived assets for the Company's France operations have been disclosed separately as they exceed 10% of consolidated long-lived assets in at least one of the years presented.
(3)
Revenue and long-lived assets for the Company's Luxembourg operations have been disclosed separately as they exceed 10% of the consolidated balances in at least one of the years presented.

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

As described above, on September 29, 2022 we completed the acquisition of Eleviant. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from date of acquisition. We are in the process of integrating Eleviant’s operations within our internal control structure. In executing this integration, we are analyzing, evaluating, and where necessary, making changes in controls and procedures related to the Eleviant business. Accordingly, management has excluded controls relating to Eleviant from its assessment of effectiveness of internal control over financial reporting as of December 31, 2022.

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

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management did not identify any control deficiencies it considered to be material weaknesses under the rules specified by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, and therefore concluded that its internal control over financial reporting was effective as of December 31, 2022.

The Company acquired Eleviant on September 29, 2022, and management excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, Eleviant’s internal control over financial reporting associated with assets representing $3.4 million of consolidated assets and revenues representing $2.8 million of consolidated revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022.

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

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Computer Task Group, Incorporated (a New York corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 15, 2023 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Eleviant Technologies, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 2 and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management’s Report, Eleviant Technologies, Inc. was acquired during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Eleviant Technologies, Inc.

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

March 15, 2023

(c)
Changes in Internal Control Over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this annual report. There were no changes in the Company’s internal control over financial reporting that occurred during the Company's last fiscal quarter, which ended on December 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Effective as of March 14, 2023, in connection with a periodic review of the Company's Restated By-Laws (the "Bylaws"), the Board of Directors of the Company adopted amendments to the Bylaws (as amended, the "Amended Bylaws") to among other things, update certain provisions related to the Company's advance notice provision to include additional requirements regarding the information shareholders must submit and representations shareholders must make in connection with providing advance notice of shareholder meeting proposals and director nominations, require any shareholder submitting a proposal or a nomination to represent whether such shareholder intends to solicit proxies in support of director nominations or other business, reserve use of the white proxy card to the Board of Directors, and make certain administrative, modernizing, clarifying and conforming changes. In connection with the Amended Bylaws, for the Company's 2023 Annual Meeting of Shareholders tentatively scheduled for September 14, 2023, for proposals made outside of Rule 14a-8 and for director nominations to be submitted at the 2023 Annual Meeting, to be timely, shareholders’ notices, including the required information set forth in the Amended Bylaws must be given, either by personal delivery or by United States mail, postage prepaid, to and received by the Secretary of the Company by 5:30 p.m., Eastern Time, at Computer Task Group, Incorporated, Attn: Secretary, 300 Corporate Parkway, Suite 214N, Amherst, New York 14226 no earlier than May 23, 2023 and no later than June 22, 2023, including any notice of a solicitation of proxies for the 2023 Annual Meeting of Shareholders under Rule 14a-19 of the Exchange Act. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is filed as Exhibit 3.2 to this annual report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the Company’s Code of Business Conduct is set forth herein under “Available Company Information” in Part I, Item 1 of this annual report on Form 10-K. All of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, and our directors are subject to our Code of Business Conduct.

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

For a discussion of changes to procedures for shareholders to recommend nominees to our Board of Directors, see discussion of our Amended Bylaws in Item 9B. Other Information of this annual report on Form 10-K.

Filip J.L. Gydé President & Chief Executive Officer, Computer Task Group, Incorporated Age: 62 Director since 2019

Experience

• Chief Executive Officer, Computer Task Group, Incorporated (2019 – present); Executive Vice President, General Manager and President for CTG’s European operations (2018 – 2019); Senior Vice President and General Manager of CTG’s European operations (2000 – 2014, 2015 – 2018), Interim Executive Vice President of operations, assisting the Interim CEO in overseeing CTG’s worldwide operations (2014 – 2015); Managing Director for Luxembourg (1999 – 2000); Managing Director for Belgium (1996 – 2014), joined 1987

Education

• MBA, University of Antwerp

• MS, Ghent University

Qualifications

With regard to Mr. Gydé, the Nominating and Corporate Governance Committee and the Board believe that it is important that they have immediate access to his direct involvement in the management of the Company as the Chief Executive Officer, as he brings more than 30 years of experience in the IT services industry to his positions.

James R. Helvey, III Managing Partner, Cassia Capital Partners Age: 64 Independent Director since 2015

Experience

• Co-founder and Managing Partner, Cassia Capital Partners, LLC, (2011 – present)

• Partner and the Risk Management Officer, CMT Asset Management Limited, a private investment firm (2005 – 2011)

• Candidate for the United States Congress in the 5th District of North Carolina (2003 – 2004)

• Chair and Chief Executive Officer, Cygnifi Derivatives Services, LLC, an online derivatives services provider (2000 – 2002)

• Managing Director at JP Morgan & Co., including Vice Chair of the Risk Management Committee, Chair of the Liquidity Committee, Global Head of Derivative Counterparty Risk Management, Head of the swap derivative trading business in Asia, and head of short-term interest rate derivatives and foreign exchange forward trading in Europe, (1985 – 2000)

Education

• MA, Columbia University, School of International and Public Affairs, where he was an International Fellow

• Fulbright Scholar, University of Cologne in Germany

• BA, magna cum laude, Wake Forest University

Other Boards

• Coca-Cola Bottling Co. Consolidated (2016 – present)

• Trustee Wake Forest University (1997 – 2017)

• Pike Corporation, Lead Independent Director (2005 – 2014)

• Verger Capital Management LLC

• Piedmont Federal Savings Bank

• Wake Forest Baptist Medical Center & Health Sciences

Qualifications

With regard to Mr. Helvey, the Nominating and Corporate Governance Committee and the Board particularly noted his extensive financial experience and prior audit committee experience.

David H. Klein President, Klein Solutions Group Age: 74 Independent Director since 2012

Experience

• President of Klein Solutions Group, LLC, which provides advice on policy, strategy, operations and finance to healthcare delivery and payer organizations (2012 – present)

• Special advisor to the CEO, University of Rochester (UR) Medical Center (2012 – present)

• Professor of Public Health Sciences, UR School of Medicine and Dentistry and Executive Professor of Healthcare Management, UR Simon Business School (2012 – present)

• Chief Executive Officer, The Lifetime Healthcare Companies, comprised of Excellus BlueCross BlueShield (BCBS), Univera Healthcare, Lifetime Health Medical Group, Lifetime Care (home care agency), EBS-RMSCO Benefit Solutions (benefits consulting firm and third party administration) and MedAmerica (long-term care insurance company) (2003 – 2012)

• Director of the national Blue Cross Blue Shield Association (BCBSA) and America’s Health Insurance Plans (2003 – 2012)

• Executive with the national BlueCross BlueShield Association and Health Care Service Corporation (1984 – 1986)

Education

• MBA, University of Chicago – 1972

• BS, Rensselaer Polytechnic Institute – 1970

Other Boards

• Privately held companies: Landmark Health (2014 - 2021), Cogito (2016 – present), NextHealth Technologies (2017 – 2022), Excel Venture Partners Fund (2017 – present), Opyn (2019 - present), Honest Medical Group (2022 - present)

• Member, Cressey & Company private equity fund Distinguished Executives Council (2016 – present)

• Advisor, Health Catalyst Capital Management, LLC and Triple Tree Capital Partners venture funds (2019 – present)

• Former non-executive chair (2016 – 2020), New York eHealth Collaborative which operates New York State’s health information exchange (2014 – 2021)

• Director of Commonwealth Care Alliance (a health plan that serves high-cost, high-need patients) (2019 – present)

Qualifications

With regard to Mr. Klein, the Nominating and Corporate Governance Committee and the Board particularly noted his extensive experience managing health plan entities and his knowledge of the healthcare industry, an important market for the Company’s services.

Valerie Rahmani Age: 65 Independent Director since 2015

Experience

• Chief Executive Officer of Damballa, Inc. (2009 – 2012)

• IBM: General Manager Internet Security Systems (2008 – 2009), General Manager of Global Technology Services business (2004 – 2008), Head of Sales and Services Strategy unit (2003 – 2005), General Manager of UNIX server business (2001 – 2003), General Manager of Mobile business (2000 – 2001); joined 1984

Education

• DPhil, University of Oxford

• MA, University of Oxford

Other Boards

• Elliott Opportunity II Corp. (2021 – present)

• Rungway, a social media startup (2019 – 2021)

• Entrust Corporation (2019 – present)

• London Stock Exchange Group plc (2017 – present)

• RenaissanceRe Holdings Ltd (2017 – present)

• Aberdeen Asset Management PLC (2015-2017)

• Teradici Corporation, a private technology company (2010 – 2015)

Qualifications

With regard to Ms. Rahmani, the Nominating and Corporate Governance Committee and the Board particularly noted her experience in technology and cyber-security and her extensive management experience within the IT Services industry.

Raj Rajgopal President, RR Advisory Services Age: 62 Independent Director since 2020

Experience

• President, RR Advisory Services, LLC, an advisory firm that offers due diligence and consulting services to venture capital, private equity, and large enterprises (2019 – present)

• Board observer, Wevo Conversion, a provider of artificial intelligence and machine learning based digital marketing platform (2020 – present)

• Independent Director of Vuzix Corporation (2021 – present), a provider of augmented reality/virtual reality smart glasses to enable enterprise digital transformation

• President, Virtusa Corporation (2013 – 2019); successfully led Virtusa’s transformation from an engineering services firm to a leading digital consulting, digital solutions and IT services organization; Independent consultant to Virtusa Corporation (2003 – 2005), helped set the company’s long-term growth strategy

• Global leadership roles in both the U.S. and the U.K., Capgemini, a global leader in consulting, technology services and digital transformation (1991 – 2003)

• Director of Advanced Technologies, BGS Systems, Inc. (1985 – 1989)

Education

• MBA, Massachusetts Institute of Technology

• MS, Virginia Tech

• BTech, Indian Institute of Technology, Madras

Qualifications

With regard to Mr. Rajgopal, the Nominating and Corporate Governance Committee and the Board particularly noted his extensive experience in IT digital transformation services and global business background.

Kathryn A. Stein Chief Strategy Officer and Global Business Leader of Enterprise Services, Genpact Limited Age: 45 Independent Director since 2021

Experience

• Chief Strategy Officer and Global Business Leader of Analytics, Data and Enterprise Services, Genpact Limited, a Business and IT services provider (2016 – present)

• Partner, Market Business Leader – Retirement for the East Market, Mercer (2015 – 2016) Partner, Global Chief Operating Officer, Retirement, Health and Benefits (2014 – 2015) Partner, Director of North America Region Strategy and Operation (2012 – 2014); Principal, Global Strategy and Corporate Development (2010 – 2012)

• Project Leader, Boston Consulting Group (2003 – 2005)

• Assistant Director, Strategic Planning, Center for Strategic and International Studies (2003 – 2005)

• Consultant, MarketBridge Consulting (1999 – 2003)

Education

• MBA, Columbia Business School

• BA, University of North Carolina at Chapel Hill

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

Executive Officers of the Company

As of March 10, 2023, the following individuals are executive officers of the Company:

Name	Age	Office	Period During Which Served as Executive Officer	Other Positions and Offices with Registrant
Filip J. L. Gydé	62

President and Chief Executive Officer

Executive Vice President, President and General Manager of Europe

Senior Vice President and General Manager of Europe

Interim Executive Vice President of Operations

Senior Vice President and General Manager of Europe

			Mar. 1, 2019 to date May 8, 2018 to Feb. 28, 2019 Apr. 6, 2015 to May 7, 2018 Oct. 15, 2014 to Apr. 5, 2015 Oct. 1, 2000 to Oct. 14, 2014	Director

John M. Laubacker	56	Executive Vice President and Chief Financial Officer Senior Vice President Senior Vice President and Interim Chief Financial Officer	Apr. 21, 2017 to date Apr. 6, 2015 to Apr. 20, 2017 Oct. 15, 2014 to Apr. 5, 2015	Treasurer

Peter P. Radetich	69	Senior Vice President, General Counsel and Secretary	Apr. 28, 1999 to date	Secretary

Thomas J. Niehaus	61	Executive Vice President, General Manager of the Americas	May 5, 2019 to date	None

Bob Daelman	57	Senior Vice President Europe Vice President Belgium and United Kingdom	Nov. 15, 2022 to date Jan. 23, 2019 to Nov. 14, 2022	None

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

Mr. Niehaus currently serves as an Executive Vice President, and General Manager of the Americas. Mr. Niehaus rejoined the Company in May 2019. Prior to joining CTG, Mr. Niehaus served as the managing member of TJN Advisory, a private advisory services consulting firm. Previously, Mr. Niehaus was the President and Chief Operating Officer of Encore Health Resources from 2011 to 2017, and then Chief Executive Officer of Encore in 2017. Mr. Niehaus worked for CTG from 1999 to 2011, including serving as a Senior Vice President.

Mr. Daelman was promoted Senior Vice President Europe on November 15, 2022. Previously, Mr. Daelman was promoted to Vice President of our Belgium and United Kingdom operations on January 23, 2019. Previously, Mr. Daelman was Managing Director Belgium since May of 2016. Prior to that, Mr. Daelman held various titles from Manager to Managing Director of the Company’s operations in Belgium. Mr. Daelman joined the Company in October of 2001.

Mr. Wauthier resigned from his position as a Director of the Company effective November 15, 2022. Previously, Mr. Wauthier was promoted to Senior Vice President of our European operations on April 1, 2020. Prior to that, Mr. Wauthier was a Vice President from January 23, 2019 through March 31, 2020, and before that was Managing Director of our Luxembourg operation from August 30, 1996 to January 22, 2019. Mr. Wauthier joined the Company in 1995.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Committee Composition and Primary Purposes

The Compensation Committee of the Board of Directors (“Compensation Committee”) consists of Valerie Rahmani, Chair, James R. Helvey III, David H. Klein, Raj Rajgopal, and Kathryn Stein. During 2022, the Compensation Committee held a total of four meetings. The Board of Directors has determined that the members of the Compensation Committee are independent.

The Compensation Committee has a charter that is available on our Company’s website as described above under “Available Company Information” in Part I, Item 1 of this annual report on Form 10-K. The Compensation Committee reviews the charter annually and updates the charter as necessary.

The primary purposes of the Compensation Committee are to:

(1)
review and approve corporate goals and objectives relevant to the Company’s compensation philosophy,
(2)
evaluate the CEO’s performance and determine the CEO’s compensation in light of those goals and objectives,
(3)
review and approve executive officer compensation, incentive compensation plans and equity-based plans, and
(4)
produce an annual report on executive compensation, and approve the Compensation Discussion and Analysis for inclusion in the Company’s annual proxy statement and this annual report on Form 10-K for the year ended December 31, 2022.

Effect of Say-on-Pay Vote

We carefully consider the results of our advisory shareholder Say-on-Pay votes and take into account feedback we receive from our shareholders. At the September 2022 annual meeting, shareholders were asked to approve, on an advisory basis, the Company's fiscal 2021 executive compensation programs. Of those who voted, over 97% voted in favor of our proposal. In light of these results, and in consideration of shareholder input obtained from outreach efforts taken in connection with the 2022 meeting, the Compensation Committee carefully reviewed the Company's executive compensation practices. The Committee concluded that the Company's existing executive compensation programs continue to be the most appropriate for the Company and effective in rewarding executives commensurate with business results. The Committee believes that the best way to align the CEO's compensation with shareholder interests is to place the majority of his compensation at-risk in the form of long-term performance based equity awards and annual incentive opportunity. We will continue to keep an open dialogue with our shareholders to help ensure that we have a regular pulse on investor perspectives.

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

In an effort to accomplish the Company’s objective of offering competitive total compensation packages, the Compensation Committee routinely surveys total compensation packages for all executive officers. In October 2022, as has been the practice for several years, the Compensation Committee retained the services of Pay Governance LLC (“Pay Governance”), as its independent compensation consulting firm, to undertake an annual compensation review for each of the Company’s executive officers (excluding Mr. Daelman). The Company paid $11,234 to Pay Governance for these services in October 2022. Pay Governance reports to and acts solely at the direction of the Compensation Committee. Pay Governance does not provide any other services to the Company or any of the Company’s executive officers individually, aside from those services provided to the Compensation Committee. Pay Governance has provided the Compensation Committee with appropriate assurances and confirmation of its independent status. Furthermore, the Compensation Committee has considered the factors set forth in 17 C.F.R. §240.10C-1(b) (4) (i)-(vi) and believes that Pay Governance has been independent throughout its services to the Committee. Prior to conducting the study, Pay Governance was provided with job descriptions for each of the executive officers (excluding Mr. Daelman) and was specifically instructed to provide the Compensation Committee with a Competitive Market Analysis, a written report for each executive officer reflecting the competitive range of base salary, target total cash compensation, and target direct total compensation for comparable positions.

Surveying Methodology Used. Pay Governance used a Mercer Benchmark executive compensation database to create the report. This database contains compensation data from over 2,500 companies in a variety of industries. Pay Governance used a third party firm specializing in international compensation for Mr. Wauthier. From this data, Pay Governance performed regression analyses designed to identify a competitive range for jobs in similar companies by revenue size, and in similar business units or with similar position-specific revenue responsibilities. Pay Governance’s competitive range is based solely on external competitive data and does not take individual performance or internal pay equity into account. The competitive range identified in the Pay Governance report approximates the statistical mean within one standard deviation. As such, the competitive range tends to fall within approximately 15% of either side of the median for base salary, and 20% for target total cash compensation and target direct total compensation. Deviation within this range is usually explained by differences in experience, length of service and/or differences in responsibilities.

For 2022, the Pay Governance report observed that target total direct compensation for all named executive officers, except Mr. Gydé who fell below the competitive range, was within the competitive range. The total compensation for Mr. Gydé was within the competitive range prior to his promotion to CEO in March 2019.

To further assess the Company’s overall compensation practices versus the market, Pay Governance collected pay data for the CFO position from the most recent proxy statements for a number of peer companies selected by the Compensation Committee. The companies selected were ASGN, Inc., Cross Country Healthcare, Inc., EPAM Systems, Inc., Information Services Group, Inc., Kforce, Inc., Mastech Digital, Inc., and Perficient, Inc. Pay Governance selected only the CFO position because all companies are required to report data on this position, and the duties are generally comparable. The results of this comparison indicated that the compensation level for the CFO fell below the 25th percentile of the peer companies.

Upon completion of the report, the Compensation Committee met independently with a representative of Pay Governance to review the document. The Compensation Committee used a separate Pay Governance study, in conjunction with the Company’s overall long-term financial and operating objectives for 2022, to set total compensation for Mr. Gydé, the Company’s CEO. Mr. Gydé did not have a direct role in establishing the terms of his compensation, the details of which for 2022 are discussed below.

The CEO used the Pay Governance Competitive Market Analysis, in conjunction with the Company’s overall long-term financial and operating objectives for 2022, to make compensation recommendations to the Board for each executive officer. It has been the practice of the Board to approve total compensation packages that contain a significant portion of tailored, performance-based incentives within the executive officer’s purview. The executive officers have no direct role in establishing the terms of their compensation. The details of each named executive officer’s total compensation for 2022 are discussed below.

Components of Executive Compensation

The compensation paid to the Company’s executive officers, as reflected in the tables set forth in this annual report on Form 10-K for the year ended December 31, 2022, can be broken down into the following three general categories: (i) Baseline Compensation, (ii) Performance-Based Incentives, and (iii) Equity-Based Incentives.

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

Annual Base Salary —In an effort to stay competitive, annual salaries for executive officers (except for Mr. Daelman) are reviewed by the Compensation Committee on a yearly basis. With respect to determining the base salary of executive officers, the Committee takes into consideration the compensation report prepared by Pay Governance, the executive’s individual performance as well as internal equity considerations. Of these factors, the Pay Governance report is generally given the most weight. In addition, if circumstances warrant, such as a change in role or responsibility, the Compensation Committee may grant discretionary bonuses from time to time to executive officers.

Standard Employee Benefits —Executive officers are entitled to participate in the same benefit programs afforded generally to all other employees of the Company. Such benefits generally include a 401(k) program (for U.S. Executives, Pension for European Executives), Medical/Dental/Vision Health Plans, Employee Stock Purchase Plan, Short-Term and Long-Term Disability Plans, and a Flexible Spending Account Plan.

Executive-Level Benefits —In addition to the benefits afforded to employees generally, executive officers are also eligible to participate in or receive the benefit of the following Company sponsored Executive-Level Benefits: Long-Term Executive Disability Plan, Executive Life Insurance Plan, Accidental Death & Dismemberment and Travel Accident Plan, Income Tax Preparation and Advice program, and the Company’s change in control agreements. Mr. Gydé and Mr. Daelman do not have change in control agreements as Belgian law designates the calculation of separation benefits. A summary of these Executive-Level Benefits is provided below:

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
•
Income Tax Preparation and Advice Program. The Company will generally reimburse executives annually for out-of-pocket fees expended, up to $2,000 (€6,000 for Mr. Gydé) on tax preparation, financial planning or advice.
•
Change in Control Agreements. For the executive officers who have change in control agreements, the change in control agreements contain double trigger mechanisms. Pursuant to the terms of these agreements, executives are generally entitled to the following benefits in the event of a change in control (as defined in the agreements): (a) immediate vesting of all stock-related awards granted under the 2020 Equity Award Plan, 2010 Equity Award Plan, the Equity Award Plan, or the 1991 Restricted Stock Plan; (b) immediate vesting and cash payout of any, if any, deferred compensation accruing pursuant to the Company’s Nonqualified Key Employee Deferred Compensation Plan; and (c) to the extent that the executive’s stock option rights are impeded or adversely affected by the resulting change in control (i.e., no comparable conversion options offered), an executive is entitled to an immediate lump sum payout of the built-in gain on all unexercised stock options, calculated as of the date of the change in control. Further, additional severance benefits apply in the event the executive’s employment is terminated for Good Reason by the executive or without Cause by the Company within six (6) months before or twenty-four (24) months after the date of change in control. These additional severance benefits include: a lump sum payment of two times the executive’s annual rate of salary, a lump sum payment of two times the executive’s average annual Incentive (calculated from the preceding three years), a lump sum payout (in lieu of continued healthcare coverage) equal to 25% of current salary and highest annual Incentive (from the preceding three years), indemnification coverage for a period of sixty (60) months, a cash-out of equity-based compensation; and payout of any and all deferred compensation accruing up to the date of termination. For more information on Potential change in control related payments, see “Potential Payments upon Termination or Change in Control.”

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

Annual Cash Incentive Compensation —Each executive officer’s total annual compensation includes a potential Incentive award. Incentive payments are contingent upon the accomplishment of certain performance-based objectives selected by the Compensation Committee annually. In selecting objectives, the Compensation Committee seeks to individually tailor performance criteria for each executive officer. The amounts of the Incentive, and the formula for calculating actual payments, are regularly reviewed and surveyed in conjunction with the Pay Governance study discussed earlier. In 2022, the Compensation Committee established performance objectives for the executive officers (excluding Mr. Daelman) based on targeted levels of revenue, non-GAAP consolidated operating income and gross margin improvement. To the extent an executive officer has specific operational responsibilities, performance objectives were split between: (i) consolidated revenue, non-GAAP operating income for the entire Company and consolidated gross margin improvement, and (ii) business unit revenue, gross profit and business unit gross margin improvement for that executive officer’s focus of operation. Targets for non-operational executive officers, including the CEO, were based solely on consolidated revenue, non-GAAP operating income for the entire Company and gross margin improvement. In 2022, the planned consolidated revenue, consolidated operating income targets and gross margin improvement for all executive officer incentive plans (excluding Mr. Daelman) were $287,178,000, $16,909,000, and 23.6% (an increase of 1.6% from 2021), respectively. Non-GAAP operating income traditionally excludes severance, and acquisition-related expenses consisting of due diligence costs, amortization of intangible assets, and changes in the value of earn-out payments upon the achievement of certain financial targets from the Company’s recent acquisitions as described further in the Company’s quarterly press releases.

For Mr. Daelman, in 2022, management established performance objectives based on targeted levels of gross profit and line of business profit for the Company's Belgium and United Kingdom operations, and line of business profit and gross margin for all European operations. In 2022, the planned targets were $20,524,784, $12,169,796, $21,304,482, and 24.7%, respectively.

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

The plan award is generally calculated as a percentage of annual base salary. In 2022, the plan awards were:

(i)
For Mr. Gydé, 102% of base salary actually paid,
(ii)
For Mr. Laubacker, CFO, approximately 62% of base salary actually paid,
(iii)
For Mr. Niehaus, EVP, approximately 65% of base salary actually paid,
(iv)
For Mr. Radetich, SVP, approximately 67% of base salary actually paid,
(v)
For Mr. Wauthier, previously SVP, approximately 49% of base salary actually paid, and

(vi)
For Mr. Daelman, SVP, approximately 44% of base salary actually paid.

The Compensation Committee believes that each executive officer’s Incentive plan targets for 2022 involved a reasonably challenging degree of difficulty that considers current economic challenges and reflects the Board’s desire to maintain flexibility in enhancing the executive officer’s focus, motivation and enthusiasm. In exceptional circumstances, the Compensation Committee exercises discretion to award Incentive compensation absent achievement of the specified thresholds or to reduce or increase the size of any award or payout. In this manner, the Compensation Committee believes that each executive officer’s Incentive plan targets are reasonably tailored to promote the Company’s overall annual and long-term financial goals.

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

Restricted Stock Grants During 2022 —The Compensation Committee granted restricted stock awards under the 2020 Equity Award Plan to various executive officers as identified in the tables below. In general, recipients of restricted stock awards receive a specified number of non-transferable restricted shares to be held by the Company, in the name of the grantee, until satisfaction of stipulated vesting requirements. Upon satisfaction of such vesting requirements, restrictions prohibiting transferability will be removed from the vested shares. In determining whether to grant an individual restricted stock, the Compensation Committee considers an executive’s contribution toward Company performance, expected future contribution and the number of options and shares of common stock presently held by the executive. For awards of restricted stock granted in 2022 to the executive officers (excluding Mr. Daelman), the shares vest at the end of a three-year period. If the Company’s cumulative three-year non-GAAP earnings per share for the years 2022, 2023, and 2024 equals or exceeds $2.86, then 100% of the grants will vest. If the combined cumulative three-year non-GAAP earnings per share is 80% or more, but less than 100% of the earnings per share target, a pro-rata portion of the grants shall vest. If at least 80% of the three-year non-GAAP earnings per share target is not met, the grants will expire. Non-GAAP earnings per share traditionally excludes severance, and acquisition-related expenses consisting of due diligence costs, amortization of intangible assets, and changes in the value of earn-out payments upon the achievement of certain financial targets from the Company’s recent acquisitions as described further in the Company’s quarterly press releases.

For awards of restricted stock granted to Mr. Daelman, the shares vest ratably over four years, beginning one year from the date of grant with no performance obligation.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2022 and in the Company’s 2022 Proxy Statement.

Submitted by the Compensation Committee

Valerie Rahmani, Chair

James R. Helvey III

David H. Klein

Raj Rajgopal

Kathryn A. Stein

Compensation Committee Interlocks and Insider Participation

During the last completed fiscal year, the Compensation Committee was comprised entirely of independent directors. The Compensation Committee of the Board of Directors is composed of Valerie Rahmani, Chair, James R. Helvey III, David H. Klein, Raj Rajgopal, and Kathryn A. Stein. No member of the Compensation Committee is a current or former officer or employee of the Company. During the year ended December 31, 2022, none of our executive officers served as a director or member of the Compensation Committee (or other committee performing similar functions) of another entity when an executive officer of such entity served as a director of the Company or on the Compensation Committee.

2022 SUMMARY COMPENSATION TABLE

					Non-Equity
			Stock	Option	Incentive Plan	All Other
Name and		Salary	Awards	Awards	Compensation	Compensation		Total
Principal Position	Year	($) (11)	($) (1)	($) (2)	($) (3)	($)		($)
Filip J.L. Gydé
	2022	$626,870	$599,987	$199,999	$639,197	$73,046	(5)	$2,139,099

President and CEO	2021	$564,805	$431,247	$143,753	$850,590	$71,392	(5)	$2,061,787

	2020	$465,481	$386,198	$128,743	$758,850	$65,742	(5)	$1,805,014

John M. Laubacker
	2022	$395,000	$209,988	$69,997	$245,845	$41,254	(4) (6)	$962,084

EVP, CFO and Treasurer	2021	$395,000	$191,250	$63,747	$347,632	$34,464	(4) (6)	$1,032,093

	2020	$343,462	$187,396	$62,498	$324,169	$41,902	(4) (6)	$959,427

Thomas J. Niehaus
	2022	$335,000	$127,498	$42,500	$219,241	$91,055	(4) (7)	$815,294

EVP and GM, CTG North America	2021	$335,000	$112,488	$37,499	$415,712	$63,913	(4) (7)	$964,612

	2020	$298,269	$201,155	$33,740	$224,856	$70,033	(4) (7)	$828,053

Peter P. Radetich
	2022	$300,000	$112,486	$37,498	$201,593	$35,480	(4) (8)	$687,057

SVP and General Counsel	2021	$300,000	$112,488	$37,499	$303,253	$31,968	(4) (8)	$785,208

	2020	$266,635	$108,662	$36,232	$299,339	$22,073	(4) (8)	$732,941

Bob Daelman
SVP, Europe (Nov. 15, 2022 to current)	2022	$296,890	$49,993	$—	$130,712	$36,664	(9)	$514,259
VP Belgium and United Kingdom (during 2022 prior to promotion)

Rénald Wauthier
	2022	$334,830	$99,536	$33,177	$165,637	$38,660	(10)	$671,840

SVP, Europe (Apr. 1, 2020 to Nov. 15, 2022)	2021	$339,766	$98,055	$32,690	$230,671	$42,524	(10)	$743,706

	2020	$289,389	$197,333	$28,189	$200,415	$28,048	(10)	$743,374

(1)
The amounts in this column reflect the aggregate grant date fair value for the awards granted in the fiscal years ended December 31, 2022, 2021, and 2020 as applicable, as computed in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in footnote 10 to the Company’s audited financial statements for the fiscal year ended December 31, 2022 included in Item 8, “Financial Statements and Supplementary Data.”
(2)
The amounts in this column reflect the aggregate grant date fair value for the options granted in the fiscal years ended December 31, 2022, 2021, and 2020 as applicable, as computed in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in footnote 10 to the Company’s audited financial statements for the fiscal year ended December 31, 2022 included in Item 8, “Financial Statements and Supplementary Data.”
(3)
Represents cash payments earned under the respective executive’s annual cash incentive plan.
(4)
Life Insurance. During 2022, 2021, and 2020, the Company provided life insurance benefits for Messrs. Laubacker, Niehaus and Radetich. The premiums paid by the Company in 2022 for this benefit totaled $13,045, $46,074 and $0, respectively. The premiums paid by the Company in 2021 for this benefit totaled $7,657, $29,857 and $0, respectively. The premiums paid by the Company for this benefit in 2020 for Messrs. Laubacker, Niehaus and Radetich totaled $19,579, $47,575, and $0, respectively.
(5)
The Company paid Mr. Gydé: (i) 92% of one month’s pay as vacation pay and (ii) a year-end premium equal to one month’s base salary. The Company also contributes towards Mr. Gydé’s cafeteria plan account, which is a plan generally available to all Belgium employees. Company contributions to Mr. Gydé’s cafeteria plan totaled $52,047 in 2022, $47,811 in 2021, and $45,169 in 2020. The Company also leases an automobile for Mr. Gydé’s use, which is an option provided to all Belgium employees with a likelihood of traveling. The cost to the Company for leasing Mr. Gydé’s automobile was $14,678 in 2022, $16,482 in 2021, and $15,904 in 2020. Mr. Gydé also received $6,321, $7,099, and $4,669 for the Income Tax Preparation and Financial Advice Program in 2022, 2021, and 2020, respectively. For the amounts paid to Mr. Gydé in Euros, the amounts were converted to United States Dollars based on the average foreign currency exchange rates for 2022, 2021, and 2020.
(6)
In addition to life insurance premiums (as further disclosed in footnote 4), during 2022, 2021, and 2020, Mr. Laubacker received a total value of $28,209, $26,807, and $19,828, respectively, in Other Compensation for the following Benefits (which are further described in this Item 11, Executive Compensation): Short-Term and Long-Term Executive Disability Plans, Accidental Death & Dismemberment & Travel Accident Plan, 401(k) discretionary match, and the Company’s Medical and Dental Plan.
(7)
In addition to life insurance premiums (as further disclosed in footnote 4), during 2022, 2021, and 2020, Mr. Niehaus received a total value of $44,981, $34,056, and $20,251, respectively, for the following Benefits (which are further described in this Item 11, Executive Compensation): Short-Term and Long-Term Executive Disability Plans, Accidental Death & Dismemberment & Travel Accident Plan, 401(k) discretionary match, the Company’s Medical and Dental Plan, and the Income Tax Preparation and Advice Program.
(8)
During 2022, 2021, and 2020, Mr. Radetich received a total value of $35,480, $31,968, and $20,910, respectively, for the following Benefits (which are further described in this Item 11, Executive Compensation): Short-Term and Long-Term Executive Disability Plans, Accidental Death & Dismemberment & Travel Accident Plan, 401(k) discretionary match, the Company’s Medical and Dental Plan, and the Income Tax Preparation and Advice Program.
(9)
The amounts included in the table above represent compensation paid to Mr. Daelman for the full year ended December 31, 2022, including amounts paid prior to his promotion. Mr. Daelman who was promoted to SVP on November 15, 2022 received $11,378 for the Company leasing an automobile for the benefit of Mr. Daelman, which is an option provided to all Belgian employees with a likelihood of traveling. For the amounts paid to Mr. Daelman in Euros, the amounts were converted to United States Dollars based on the average foreign currency exchange rates for 2022. The Company also paid Mr. Daelman: (i) 92% of one month’s pay as vacation pay and (ii) a year-end premium equal to one month’s base salary. The Company also contributes towards Mr. Daelman’s cafeteria plan account, which is a plan generally available to all Belgium employees. Company contributions to Mr. Daelman’s cafeteria plan totaled $25,286 in 2022.
(10)
Mr. Wauthier, who resigned from his position as SVP with the Company on November 15, 2022 (additional details described below), received $14,655, $16,457, and $21,233 in 2022, 2021, and 2020, respectively, for the Company leasing an automobile for the benefit of Mr. Wauthier, which is an option provided to all Luxembourg employees with a likelihood of traveling. Mr. Wauthier also received a total of $24,005, $26,067, and $6,815 in 2022, 2021, and 2020, respectively, for other benefits. For the amounts paid to Mr. Wauthier in Euros, the amounts were converted to United States Dollars based on the average foreign currency exchange rates for 2022, 2021, and 2020.
(11)
During 2020, all of the named executive officers (except Mr. Daelman) took a reduction in pay equaling 20% of their base compensation for 25 weeks during the year. Mr. Wauthier was reimbursed for his reduction in pay under a program administered by the Luxembourg government.

Specific Executive Officer Compensation Plans and Employment Agreements

Filip J.L. Gydé, CEO. In 2022, Mr. Gydé’s total compensation included annual base salary payments of $626,870, an Incentive of $639,197, grants of 65,788 restricted shares with a value of $599,987 (of which approximately 67% of the grants have a performance condition), and a grant of 63,694 stock options with a value of $199,999. In setting baseline compensation and the performance standards for Mr. Gydé, the Compensation Committee considered the Pay Governance report. The total amount of compensation that Mr. Gydé received was based on a combination of his baseline compensation, and the extent to which the thresholds for compensation were achieved under his performance based incentives. Pursuant to Belgian law, the Company is required to pay Mr. Gydé certain additional benefits that are generally afforded to all Belgian employees. These benefits totaled $73,046 (see the “2022 Summary Compensation Table”).

John M. Laubacker, CFO. In 2022, Mr. Laubacker’s total compensation included annual salary payments of $395,000, an Incentive of $245,845, grants of 23,025 restricted shares with a value of $209,988 (of which approximately 67% of the grants have a performance condition), and a grant of 22,292 stock options with a value of $69,997. In setting baseline compensation and the performance standards for Mr. Laubacker’s compensation, the Compensation Committee considered the Pay Governance report. The total amount of compensation that Mr. Laubacker received was based on a combination of his baseline compensation, and the extent to which the thresholds for compensation were achieved under his performance based incentives. Mr. Laubacker also received additional benefits totaling $41,254 (see the “2022 Summary Compensation Table”).

Thomas J. Niehaus, EVP. In 2022, Mr. Niehaus’ total compensation included annual base salary payments of $335,000, an Incentive of $219,241, grants of 13,980 restricted shares with a value of $127,498 (of which approximately 67% of the grants have a performance condition), and a grant of 13,535 stock options with a value of $42,500. In setting baseline compensation and the performance standards for Mr. Niehaus’ compensation, the Compensation Committee considered the Pay Governance report. The total amount of compensation that Mr. Niehaus received was based on a combination of his baseline compensation, and the extent to which the thresholds for compensation were achieved under his performance-based incentives. Mr. Niehaus also received additional benefits totaling $91,055 (see the “2022 Summary Compensation Table”).

Peter P. Radetich, SVP. In 2022, Mr. Radetich’s total compensation included annual base salary payments of $300,000, an Incentive of $201,593, grants of 12,334 restricted shares with a value of $112,486 (of which approximately 67% of the grants have a performance condition), and a grant of 11,942 stock options with a value of $37,498. In setting baseline compensation and the performance standards for Mr. Radetich’s compensation, the Compensation Committee considered the Pay Governance report and his past performance. The total amount of compensation that Mr. Radetich received was based on a combination of his baseline compensation, and the extent to which the thresholds for compensation were achieved under his performance-based incentives. Mr. Radetich also received additional benefits totaling $35,480 (see the “2022 Summary Compensation Table”).

Bob Daelman, SVP. In 2022, Mr. Daelman’s total compensation included annual base salary payments of $296,890 an Incentive of $130,712, grants of 5,980 restricted shares with a value of $49,993 (of which none of the grants have a performance condition). Pursuant to Belgian law, the Company is required to pay Mr. Daelman certain additional benefits that are generally afforded to all Belgian employees. These benefits totaled $36,664 (see the “2022 Summary Compensation Table”).

Rénald Wauthier, previously SVP. Effective November 15, 2022, Mr. Wauthier resigned from his position as Senior Vice President for the Company's European operations. In accordance with Luxembourg Law, the Company terminated Mr. Wauthier's employment contract with six months' notice period, and agreed to extend the notice period for an additional 17 days through May 31, 2023. Mr. Wauthier was granted an exemption of work for the whole notice period. Mr. Wauthier will receive his full gross monthly salary, including any indexations generally provided to all employees in Luxembourg, a year-end premium equal to one month’s salary, employer’s contribution to the applicable pension plan (for both 2022 and 2023), use of the Company car under the terms and conditions stipulated in the leasing plan through his notice period, payment for accrued but untaken leave as of the date of his resignation, and other benefits normally afforded to employees. In addition to this, Mr. Wauthier was paid a gross legal severance, and will be paid his 2022 Incentive based on actual final results for 2022. Mr. Wauthier remains an employee of the Company through May 31, 2023, and as such will be entitled to any prior granted share units and/or stock options that will vest until this date. Mr. Wauthier also received a settlement amount, and a fixed amount towards the payment of legal fees incurred. In 2022, Mr. Wauthier’s 2022 total compensation included annual base salary payments of $334,830, an Incentive of $165,637, grants of 10,693 restricted shares with a value of $99,536 (of which approximately 67% of the grants have a performance condition), and a grant of 9,448 stock options with a value of $32,690. The total amount of compensation that Mr. Wauthier received was based on a combination of his baseline compensation, and the extent to which the thresholds for compensation were achieved under his performance-based incentives. Mr. Wauthier also received additional benefits totaling $38,660 (see the “2022 Summary Compensation Table”).

CEO to Median Employee Pay Ratio

We believe executive pay must be internally consistent and equitable to motivate our employees to create shareholder value. We are committed to internal pay equity, and the Compensation Committee monitors the relationship between the pay our executive officers receive and the pay our non-managerial employees receive. The compensation for our CEO in 2022 was approximately 40 times the median pay of our employees.

Our CEO to median employee pay ratio is calculated in accordance with the SEC’s rules and regulations under item 402(u) of Regulation S-K. We identified the median employee by examining the 2022 total cash compensation (which includes cash bonuses for all individuals who receive them), excluding our CEO, who were actively employed by us on December 31, 2022, the last day of our fiscal year. We included full-time, part-time, and seasonal employees. For employees that were not located in the US, we converted their total cash compensation from local currencies to US dollars by using the 2022 average currency exchange rates per www.irs.gov (https://www.irs.gov/individuals/international-taxpayers/yearly-average-currency-exchange-rates). We did not make any other assumptions, adjustments, or estimates with respect to the total cash compensation, and we did not annualize the compensation for any employees that were not employed by us for all of 2022. We believe the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees.

After identifying the median employee based on total cash compensation, we calculated the annual total compensation for such employee using the same methodology we use for our named executive officers as set forth in the 2022 Summary Compensation Table in our Proxy Statement.

As illustrated in the table below, our 2022 CEO to median employee pay ratio is 40:1:

	Filip J.L. Gydé, President and CEO	Median CTG Employee
Salary	$626,870	$52,846
Overtime Pay	—	—
Stock Awards	799,986	—
Non-Equity Incentive	639,197	—
All Other Compensation	73,046	—
	$2,139,099	$52,846

Ratio	40.48	1.00

2022 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards
		Threshold	Target	Maximum	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	($) (1)	($) (2)	($) (3)	(#) (4)	(#) (5)	(#) (5)	#	#	($/sh)	($) (6)
Filip J.L. Gydé	—	$325,000	$650,000	$1,300,000	—	—	—	—	—	—	—
	3/18/2022	—	—	—	21,930	43,859	43,859	—	—	—	$400,000
	3/18/2022	—	—	—	—	—	—	21,929	—	—	$200,000
	3/18/2022	—	—	—	—	—	—	—	63,694	$9.12	$200,000
John M. Laubacker	—	$125,000	$250,000	$500,000	—	—	—	—	—	—	—
	3/18/2022	—	—	—	7,675	13,530	13,530	—	—	—	$140,000
	3/18/2022	—	—	—	—	—	—	7,675	—	—	$70,000
	3/18/2022	—	—	—	—	—	—	—	22,292	$9.12	$70,000
Thomas J. Niehaus	—	$112,500	$225,000	$450,000	—	—	—	—	—	—	—
	3/18/2022	—	—	—	4,660	9,320	9,320	—	—	—	$85,000
	3/18/2022	—	—	—	—	—	—	4,660	—	—	$42,500
	3/18/2022	—	—	—	—	—	—	—	13,535	$9.12	$42,500
Peter P. Radetich	—	$102,500	$205,000	$410,000	—	—	—	—	—	—	—
	3/18/2022	—	—	—	4,112	8,223	8,223	—	—	—	$75,000
	3/18/2022	—	—	—	—	—	—	4,111	—	—	$37,500
	3/18/2022	—	—	—	—	—	—	—	11,942	$9.12	$37,500
Rénald Wauthier	—	$—	$—	$—	—	—	—	—	—	—	—
	3/18/2022	—	—	—	3,638	7,276	7,276	—	—	—	$66,357
	3/18/2022	—	—	—	—	—	—	3,638	—	—	$33,179
	3/18/2022	—	—	—	—	—	—	—	10,566	$9.12	$33,179
Bob Daelman	—	$68,483	$136,966	$273,932	—	—	—	—	—	—	—
	5/20/2022	—	—	—	—	—	—	5,980	—	—	$50,000

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

(6)
The amounts in this column reflect the aggregate grant date fair value for the stock or options granted in the fiscal year ended December 31, 2022 as computed in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in footnote 10 to the Company’s audited financial statements, which are included in the Annual Report under Item 8, “Financial Statements and Supplementary Data.”

Grants of Plan-Based Awards

Each of the Non-Equity Incentive Plan Awards represented in the table above were Incentive awards granted to the named executive officers during 2022. Such Incentive awards are described earlier in this report under the heading “Performance-Based Incentives.” The formula for calculating each executive officer’s Incentive provides that at least 80% of the stipulated plan target (“Threshold”) must be achieved before any remuneration is awarded for that objective. If the Threshold is achieved, the executive officer receives 50% of the designated plan award for that objective. Then, for each 1% point achieved above the Threshold, up to 100% of the plan target (“Objective Goal”), the executive officer receives another 2.5% of the designated plan award for that objective. For each 1% point achieved above the Objective Goal, the executive officer receives another 5% of the designated plan award for that objective. Each plan prohibits the receipt of amounts in excess of 200% of the designated plan award for that objective.

Pursuant to Company policies, an Incentive is only earned by and payable to an individual who remains in the Company’s employ on the date of Incentive distribution. Incentive payments for 2022 were made on February 24, 2023.

Each of the equity awards represented in the table above were granted pursuant to the 2020 Equity Award Plan. The restricted stock awards represented in the table above were granted by the Board to the named executive officers on March 18, 2022 (except for Mr. Daelman) and certain of those grants include a performance condition. For the performance awards of restricted stock granted in 2022 to the executive officers, the shares vest at the end of a three-year period. If the Company’s cumulative three-year non-GAAP earnings per share for the years 2022, 2023, and 2024 equals or exceeds $2.86, then 100% of the grants will vest. If the combined cumulative three-year non-GAAP earnings per share is 80% or more, but less than 100% of the earnings per share target, a pro-rata portion of the grants shall vest. If at least 80% of the three-year non-GAAP earnings per share target is not met, the grants will expire. For the remaining restricted stock awards that were granted to the named executive officers, those awards vest ratably over three years, beginning one year from the date of grant.

For Mr. Daelman, the restricted stock awards represented in the table above were granted by management on May 20, 2022 and none of those grants include a performance condition. The shares for Mr. Daelman vest ratably over four years, beginning one year from the date of grant.

For the stock option awards that were granted to the named executive officers, these options are non-qualified stock options with a grant price of $9.12 per option, vest ratably over three years, and expire 10 years from the date of grant.

Recipients of restricted stock awards and stock option awards were required to enter into agreements with the Company governing the vesting, exercise and/or transferability (as applicable) of such awards. Vesting requirements for time-based restricted stock awards are based solely on continued employment.

2022 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name/Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Filip J.L. Gydé
2/12/2013	9,000	—		—	$20.68	2/12/2023	—		—	—	—
2/19/2014	9,000	—		—	$16.93	2/19/2024	—		—	—	—
11/10/2015	13,600	—		—	$7.48	11/10/2025	—		—	—	—
3/6/2020	43,753	21,877	(1)	—	$5.88	3/6/2030	—		—	—	—
3/24/2021	13,850	27,697	(2)	—	$9.17	3/24/2031	—		—	—	—
3/18/2022	—	63,694	(3)	—	$9.12	3/18/2032	—		—	—	—
	—	—		—	—	—	158,677	(16)	$1,199,598	—	—

John M. Laubacker
2/12/2013	7,000	—		—	$20.68	2/12/2023	—		—	—	—
2/19/2014	7,000	—		—	$16.93	2/19/2024	—		—	—	—
11/10/2015	10,400	—		—	$7.48	11/10/2025	—		—	—	—
5/15/2017	24,900	—		—	$5.75	5/15/2027	—		—	—	—
3/6/2020	21,240	10,620	(4)	—	$5.88	3/6/2030	—		—	—	—
3/24/2021	6,142	12,282	(5)	—	$9.17	3/24/2031	—		—	—	—
3/18/2022	—	22,292	(6)	—	$9.12	3/18/2032	—		—	—	—
	—	—		—	—	—	66,353	(17)	$501,629	—	—

Thomas J. Niehaus
5/31/2019	26,500	—		—	$—	5/31/2029	—		—	—	—
3/6/2020	11,467	5,733	(7)	—	$—	3/6/2030	—		—	—	—
3/24/2021	3,613	7,225	(8)	—	$—	3/24/2031	—		—	—	—
3/18/2022	—	13,535	(9)	—	$—	3/18/2032	—		—	—	—
	—	—		—	—	—	43,934	(18)	$332,141	—	—

Peter P. Radetich
2/12/2013	9,000	—		—	$20.68	2/12/2023	—		—	—	—
2/19/2014	9,000	—		—	$16.93	2/19/2024	—		—	—	—
11/10/2015	14,500	—		—	$7.48	11/10/2025	—		—	—	—
3/6/2020	12,313	6,157	(10)	—	$5.88	3/6/2030	—		—	—	—
3/24/2021	3,613	7,225	(11)	—	$9.17	3/24/2031	—		—	—	—
3/18/2022	—	11,942	(12)	—	$9.12	3/18/2032	—		—	—	—
	—	—		—	—	—	37,611	(19)	$284,339	—	—

Rénald Wauthier
3/6/2020	9,580	4,790	(13)	—	$—	3/6/2030	—		—	—	—
3/24/2021	3,150	6,298	(14)	—	$—	3/24/2031	—		—	—	—
3/18/2022	—	10,566	(15)	—	$—	3/18/2032	—		—	—	—
	—	—		—	—	—	42,449	(20)	$320,914	—	—

Bob Daelman
	—	—		—	$—		18,353	(21)	138,749	—	—

(1)
21,877 vest on 3/6/2023
(2)
13,848 and 13,849 vest on 3/24/2023 and 3/24/2024 respectively
(3)
21,230, 21,232 and 21,232 vest on 3/18/2023, 3/18/2024 and 3/18/2025 respectively
(4)
10,620 vest on 3/6/2023
(5)
6,141 and 6,141 vest on 3/24/2023 and 3/24/2024 respectively
(6)
7,430, 7,431 and 7,431 vest on 3/18/2023, 3/18/2024 and 3/18/2025 respectively
(7)
5,733 vest on 3/6/2023
(8)
3,612 and 3,613 vest on 3/24/2023 and 3/24/2024 respectively
(9)
4,511, 4,512 and 4,512 vest on 3/18/2023, 3/18/2024 and 3/18/2025 respectively
(10)
6,157 vest on 3/6/2023
(11)
3,612 and 3,613 vest on 3/24/2023 and 3/24/2024 respectively
(12)
3,980, 3,981 and 3,981 vest on 3/18/2023, 3/18/2024 and 3/18/2025 respectively
(13)
4,790 vest on 3/6/2023
(14)
3,149 and 3,149 vest on 3/24/2023 and 3/24/2024 respectively
(15)
3,522, 3,522 and 3,522 vest on 3/18/2023, 3/18/2024 and 3/18/2025 respectively
(16)
For Mr. Gydé, the shares were granted from 3/6/2020 to 3/18/2022 and vest over time periods no longer than three years from the date of grant. Of these shares, 119,001 include a performance condition.
(17)
For Mr. Laubacker, the shares were granted from 3/6/2020 to 3/18/2022 and vest over time periods no longer than three years from the date of grant. Of these shares, 50,504 include a performance condition.
(18)
For Mr. Niehaus, the shares were granted from 3/6/2020 to 3/18/2022 and vest over time periods no longer than three years from the date of grant. Of these shares, 28,968 include a performance condition.
(19)
For Mr. Radetich, the shares were granted from 3/6/2020 to 3/18/2022 and vest over time periods no longer than three years from the date of grant. Of these shares, 28,721 include a performance condition.
(20)
For Mr. Wauthier, the shares were granted from 5/31/2019 to 3/18/2022 and vest over time periods no longer than three years from the date of grant. Of these shares, 23,995 include a performance condition.
(21)
For Mr. Daelman, the shares were granted from 5/31/2019 to 5/20/2022 and vest over time periods no longer than four years from the date of grant.

2022 OPTION EXERCISES AND STOCK VESTED

The following table provides information for each of the Company’s named executive officers regarding stock option exercises and vesting of stock awards during 2022.

	Option Awards		Stock Awards
Name of Executive Officer	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)
Filip J.L. Gydé	—	$—	103,799	$947,860
John M. Laubacker	—	$—	48,454	$442,432
Thomas J. Niehaus	—	$—	25,301	$230,174
Peter P. Radetich	—	$—	32,827	$299,696
Rénald Wauthier	—	$—	16,128	$147,021
Bob Daelman	—	$—	7,632	$67,281
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

2022 NONQUALIFIED DEFERRED COMPENSATION

Name of Executive Officer	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($)
Filip J.L. Gydé	—	—	$—	—	$—
John M. Laubacker	—	—	$(53,053)	—	$174,533
Thomas J. Niehaus	—	75,071	$(12,889)	—	$104,130
Peter P. Radetich	—	—	$(117,649)	—	$386,751
Rénald Wauthier	—	—	$—	—	$—
Bob Daelman	—	—	$—	—	$—
(1)
During 2017, the Company discontinued its contributions under the Nonqualified Key Employee Deferred Compensation Plan. Mr. Gydé, Mr. Daelman and Mr. Wauthier do not have an account under the Deferred Compensation Plan as they are not eligible to participate in the plan.

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

Under Belgian law, Mr. Gydé is entitled to notice prior to a termination of his employment by the Company, expressed as a period of months for service prior to January 1, 2014 plus a period of weeks for service after January 1, 2014. As of December 31, 2022, Mr. Gydé would have been entitled to 27 months plus 27 weeks of notice. Alternatively, in lieu of providing notice, the Company may elect to pay a termination indemnity to Mr. Gydé. The amount of the termination indemnity is determined pursuant to Belgian law and is based on the duration of Mr. Gydé’s employment with the Company and the amount of his gross annual compensation package. If Mr. Gydé’s employment with the Company and the Company’s Belgian subsidiary had been terminated without notice on December 31, 2022, Mr. Gydé would have been entitled to a termination indemnity totaling $3,613,916. In the event of a termination of Mr. Gydé’s employment, his equity awards would be subject to the terms of the 2020 and 2010 Equity Award Plans.

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

Pursuant to the Letter Agreement, upon a termination of his employment for any reason other than Cause, death or Disability within 6 months before or 24 months after a change in control, Mr. Gydé would have immediately become fully vested in any stock option or restricted stock awards previously granted. These awards are more fully described in the table entitled “Outstanding Equity Awards at Fiscal Year-end.” If the stock price of the Company was $7.56, which was the closing price of the stock on December 31, 2022, then Mr. Gydé could potentially have realized gains, before tax, from the sale of vested securities in the following amounts:

Name of Executive Officer	Restricted Stock	Stock Options
Filip J.L. Gydé	$1,199,598	$111,346

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

With respect to any stock-based award with performance-based vesting conditions, in the event of a change in control in which the Company’s common stock ceases to be listed on the New York Stock Exchange or the NASDAQ Global Select Market or the Company’s common stock is converted into any consideration other than shares of common stock listed on the New York Stock Exchange or the NASDAQ Global Select Market, then immediately prior to such change in control, the Board in its reasonable discretion must take one of the following actions:

•
terminate such awards as of immediately prior to the consummation of the change in control in exchange for a payment equal to the excess of the fair market value of such award;
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

Agreements with Mr. Laubacker. Mr. Laubacker has an employment agreement affording severance benefits upon termination. Pursuant to the terms of such agreement, in the event of termination by Mr. Laubacker for Good Reason (as that term is defined in the agreement), or by the Company other than for Cause (as that term is defined in the agreement), Mr. Laubacker would receive a lump-sum cash payment equal to his current base salary plus an amount equal to the average annual Incentive paid to Mr. Laubacker during the most recent three-year period. Mr. Laubacker would also continue to receive medical and dental benefits for a period of twelve (12) months. Had Mr. Laubacker’s employment been terminated on December 31, 2022, he would have been eligible to receive an initial lump-sum cash payment equal to $700,882. Mr. Laubacker would also receive, for a period of twelve months, continuing medical and dental coverage under any plans he participates in as of the effective date of such termination. The value of continued medical and dental benefits would likely total approximately $10,693.

Agreement with Mr. Daelman—Employment Agreement. Any termination indemnities that may be due and owing to Mr. Daelman will be done according to the transitional provisions as included in the articles 67, 68 and 69 of the Belgian Law of December 26, 2013 regarding the introduction of a unified statute, with the period October 16, 2001 until December 31, 2013 fully to be taken into account and severance payments to be calculated under the scheme of article 68 of said legislation. Prior to his appointment as Executive Vice President November 15, 2022, Mr. Daelman had not entered into an employment agreement with the Company itself since Belgian law mandates certain separation benefits.

Under Belgian law, Mr. Daelman is entitled to notice prior to a termination of his employment by the Company, expressed as a period of months for service prior to January 1, 2014 plus a period of weeks for service after January 1, 2014. As of December 31, 2022, Mr. Daelman would have been entitled to 13 months plus 27 weeks of notice. Alternatively, in lieu of providing notice, the Company may elect to pay a termination indemnity to Mr. Daelman. The amount of the termination indemnity is determined pursuant to Belgian law and is based on the duration of Mr. Daelman’s employment with the Company and the amount of his gross annual compensation package. If Mr. Daelman’s employment with the Company’s Belgian subsidiary had been terminated without notice on December 31, 2022, Mr. Daelman would have been entitled to a termination indemnity totaling $744,017. In the event of a termination of Mr. Daelman’s employment, his equity awards would be subject to the terms of the 2020 and 2010 Equity Award Plans.

Because Mr. Daelman does not have a change in control agreement and Belgian law does not provide for payments upon a change in control, so long as his compensation, duties and responsibilities are not reduced as a result of a change in control, a change in control alone would not trigger any payments to Mr. Daelman. If Mr. Daelman’s employment were terminated or constructively terminated in connection with a change in control, however, he would be entitled to notice or the termination indemnity described in this section.

Agreements with Other Executive Officers. Each of the other named executive officers, except Mr. Gydé and Mr. Daelman, have entered into a change in control agreement with the Company. All executive officers Change in Control agreements contain double trigger mechanisms.

If a change in control occurred on December 31, 2022, then each of the named executive officers (excluding Mr. Gydé and Mr. Daelman) would have immediately become fully vested in any stock option or restricted stock awards previously granted. These awards are more fully described in the table entitled “Outstanding Equity Awards at Fiscal Year-end.” If the stock price of the Company was $7.56, which was the closing price of the stock on December 31, 2022, then the named executive officers could potentially have realized gains, before tax, from the sale of vested securities in the following amounts:

Name of Executive Officer	Restricted Stock	Stock Options
John M. Laubacker	$501,629	$99,426
Thomas J. Niehaus	$332,141	$117,936
Peter P. Radetich	$284,339	$32,190
Rénald Wauthier	$320,914	$24,142
Bob Daelman	$138,749	$—

Had the above mentioned executive officers’ employment been terminated without cause by the Company or by themselves with good reason within 6 months prior to or 24 months following such a change in control, they would also have been entitled to receive, by the tenth day following their termination, lump-sum cash payments from the Company in the following amounts:

•
Mr. Laubacker would have received a lump-sum payment of $1,587,422;
•
Mr. Niehaus would have received a lump-sum payment of $1,430,884;
•
Mr. Radetich would have received a lump-sum payment of $1,286,937; and
•
Mr. Wauthier would have received a lump-sum payment of $1,208,747.

These payments equal two (2) times the sum of each individual’s current annual salary, which as of December 31, 2022 were $395,000 for Mr. Laubacker, $335,000 for Mr. Niehaus, $300,000 for Mr. Radetich, and $334,829 for Mr. Wauthier. It also includes two (2) times their average annual Incentive payment from the last three years and an amount equal to 25% of each individual’s current base salary and the highest annual Incentive payment from the last three years. This amount is intended to cover fringe benefits such as 401(k), health, medical, dental, disability and similar benefits for a period of twenty-four months.

2022 DIRECTOR COMPENSATION

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James R. Helvey III	$175,000	$90,000	$—	$—	$—	$—	$265,000
David H. Klein	$70,000	$90,000	$—	$—	$—	$—	$160,000
Valerie Rahmani	$70,000	$90,000	$—	$—	$—	$—	$160,000
Raj Rajgopal	$60,000	$90,000	$—	$—	$—	$—	$150,000
Kathryn Stein	$60,000	$90,000	$—	$—	$—	$—	$150,000
(1)
At the election of the directors, the director’s base compensation fees for 2022 were paid 40% in cash and 60% in the form of deferred stock units granted under the 2020 Equity Award Plan and deposited into the Director Deferred Compensation Plan. Awards vest ratably throughout the year and were fully vested at December 31, 2022.

As of December 31, 2022, David H. Klein had 33,096 stock options outstanding which had been granted in prior years for service on the Board.

In 2010, the Company’s shareholders approved the Non-Employee Director Deferred Compensation Plan (“Director Deferred Compensation Plan”). The Director Deferred Compensation Plan allows non-employee directors the ability to defer up to 100% of their total director compensation. During 2022, $70,000 was deposited into the Director Deferred Compensation Plan for David H. Klein's fees earned.

For 2022, base compensation for each board member totaled $150,000, which the board elected to receive as 40% cash payments and 60% in deferred stock units, while the chair of the committees receive the additional compensation as cash payments. The Chairman of the Board of Directors (Mr. Helvey) also received a $100,000 annual fee. The Chairman of the Audit Committee (Mr. Helvey) received a $15,000 annual fee, and the Chairman of the Compensation Committee (Ms. Rahmani) received a $10,000 annual fee, while the Chairman of the Nominating and Governance Committee (Mr. Klein) received an annual fee of $10,000. Directors are reimbursed for expenses they incur while attending board and committee meetings. Mr. Gydé did not receive any additional compensation for his services as a director.

The Company has adopted stock ownership guidelines requiring each independent director to own Company shares valued at five (5) times the director’s base annual retainer fee. Such directors are expected to achieve these ownership levels within five (5) years of their election to the Board. To determine the value of each director’s equity ownership, and for the purposes of satisfying the ownership guidelines, the following forms of equity will be included in the value calculation: shares beneficially owned by the incumbent, his or her spouse and/or minor children, whether owned outright or in trust; any time-based restricted stock; and any stock held for the director’s benefit in any deferred compensation plan. As of the date of this proxy statement, all directors have met their ownership guidelines other than Kathryn A. Stein and Raj Rajgopal who recently joined the Board and are in the process of achieving such guidelines.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

As of March 10, 2023, the following persons were beneficial owners of more than 5% of the Company’s common stock. The beneficial ownership information presented is based upon information furnished by each person or contained in public filings made with the SEC. The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company. Except as otherwise indicated, each holder has sole voting and investment power with respect to the shares indicated. The following table shows the nature and amount of their beneficial ownership. We have determined beneficial ownership in accordance with the rules of the SEC.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (6)
Common Stock	Royce & Associates LP	1,715,104 (1)	10.9%
	745 Fifth Avenue
	New York, NY 10151

Common Stock	Minerva Advisors LLC, and related parties	1,256,347 (2)	8.0%
	50 Monument Road, Suite 201
	Bala Cynwyd, PA 19004

Common Stock	Dimensional Fund Advisors LP	999,841 (3)	6.3%
	Building One
	6300 Bee Cave Road
	Austin, TX 78746

Common Stock	The Vanguard Group	833,737 (4)	5.3%
	100 Vanguard Blvd.
	Malvern, PA 19355

Common Stock	Askeladden Capital Management LLC	785,720 (5)	5.0%
	14 Sunrise Ct.
	Trophy Club, Texas 76262

Common Stock	Renaissance Technologies LLC, and	773,657 (6)	4.9%
	related parties
	800 Third Avenue
	New York, NY 10022

(1)
Based solely on information contained in a Schedule 13G filed January 23, 2023, indicating that Royce & Associates, LP has sole voting and sole dispositive power over 1,715,104 shares.
(2)
Based solely on information contained in a Schedule 13G filed on February 13, 2023, indicating that Minerva Advisors LLC, Minerva Group, LP, Minerva GP, LP, Minerva GP, Inc. and David P. Cohen have sole voting power and sole dispositive power over 1,003,879 shares; and that Minerva Advisors LLC and David P. Cohen have shared voting power and shared dispositive power over 252,468 shares.
(3)
Based solely on information contained in a Schedule 13G filed February 14, 2023, indicating that Dimensional Fund Advisors LP has sole voting power over 979,116 shares and sole dispositive power over 999,841 shares.
(4)
Based solely on information contained in a Schedule 13G filed February 9, 2023, indicating that The Vanguard Group has sole dispositive power over 828,926 shares and shared dispositive power over 4,811 shares.
(5)
Based solely on information contained in a Schedule 13D filed March 10, 2023, indicating that Askeladden Capital Management LLC has shared voting power and shared dispositive power over 785,720 shares.
(6)
Based solely on information contained in a Schedule 13G filed February 13, 2023, indicating that Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation have sole voting power over 773,657 shares and sole dispositive power over 773,657 shares.
(7)
Percent of class ownership is based upon 15,747,376 shares of common stock outstanding as of March 10, 2023.

Security Ownership by Management

The table below sets forth, as of March 10, 2023, the beneficial ownership of the Company’s common stock by (i) each director individually, (ii) each executive officer named in the summary compensation table individually, and (iii) all directors and executive officers of the Company as a group.

Name of Individual or Number in Group	Shares Owned	Shares Beneficially Owned (1)	Total Ownership (2)	Percent of Class (3)
Filip J.L. Gydé	324,591	137,158	461,749	2.9%
James R. Helvey III	170,601	—	170,601	1.1%
David H. Klein	172,269	—	172,269	1.1%
Valerie Rahmani	150,024	—	150,024	1.0%
Raj Rajgopal	25,321	—	25,321	0.2%
John M. Laubacker	159,643	93,873	253,516	1.6%
Thomas J. Niehaus	70,133	55,436	125,569	0.8%
Peter P. Radetich	154,215	53,175	207,390	1.3%
Rénald Wauthier	7,990	24,191	32,181	0.2%
Bob Daelman	18,353	—	18,353	0.1%
Kathryn A. Stein	15,616	—	15,616	0.1%
All directors and executive officers as a group (10 persons)	1,268,756	363,833	1,632,589	10.4%

(1)
Amounts represent number of shares available to purchase through the exercise of options that were exercisable on or within 60 days after March 10, 2023.
(2)
The beneficial ownership information presented is based upon information furnished by each person or contained in filings made with the Securities and Exchange Commission. Except as otherwise indicated, each holder has sole voting and investment power with respect to the shares indicated.
(3)
Percent of class ownership is based upon 15,747,376 shares of common stock outstanding as of March 10, 2023.

The following table sets forth, as of December 31, 2022, certain information related to the Company’s compensation plans under which shares of its common stock are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in column (a) (c)
Equity compensation plans approved by security holders:
2020 Equity Award Plan	433,398	$8.06	939,123
2010 Equity Award Plan	704,597	$12.05	—
2000 Equity Award Plan	140,000	$5.94	—
1991 Restricted Stock Plan	—	$—	20,116
Equity compensation plans not approved by security holders:
None
Total	1,277,995		959,239

At December 31, 2022, the Company did not have any outstanding rights or warrants. All outstanding awards are either stock options or restricted stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Board of Directors affirmatively determined in February 2023 that each of the Company’s five non-management directors, James R. Helvey III, David H. Klein, Valerie Rahmani, Raj Rajgopal, and Kathryn Stein, is an independent director in accordance with our corporate governance policies and the standards of the NASDAQ Stock Market. As these five directors are independent, a majority of our Company’s Board of Directors is currently independent as so defined. The Board of Directors has determined that there are no relationships between the Company and the directors classified as independent other than service on our Company’s Board of Directors.

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

Mr. James R. Helvey III serves as the independent Chairman of the Board of Directors and is responsible for scheduling and setting the agenda for the executive sessions of the independent directors. Such executive sessions are expected to occur at regularly scheduled times during the fiscal year ending December 31, 2023, typically in conjunction with a regularly scheduled Board meeting, in addition to the separate meetings of the standing committees of the Board of Directors.

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

Item 14. Principal Accountant Fees and Services

Appointment of Auditors and Fees

The Audit Committee appointed Grant Thornton LLP as the independent registered public accounting firm to audit the Company’s financial statements for fiscal 2022 and 2021.

To the best of the Company’s knowledge, no member of that firm has any past or present interest, financial or otherwise, direct or indirect, in the Company or any of its subsidiaries. Matters involving auditing and related functions are considered and acted upon by the Audit Committee.

Audit Fees —The aggregate fees billed for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the last fiscal year, including the Company’s foreign subsidiaries, the reviews of the financial statements included in the Company’s Form 10-K and 10-Qs, and services rendered in connection with the Company’s obligations under Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations were approximately $776,930 in 2022 and $729,770 in 2021.

Audit-Related Fees —There were no fees billed for assurance and related services rendered by Grant Thornton LLP in 2022. Fees billed for assurance related services rendered by Grant Thornton LLP were $25,000 in 2021 and were reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees — There were a total of $33,325 and $14,168 of tax fees for compliance, tax advice and tax planning provided by Grant Thornton LLP in 2022 and 2021, respectively.

All Other Fees — There were no other fees paid to Grant Thornton LLP in 2022 or 2021.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

EXHIBIT INDEX

Exhibit		Description	Reference
2.	1	Share Purchase Agreement, dated as of September 29, 2022, by and between Computer Task Group, Incorporated and the Stockholders of Eleviant Technologies, Inc.	(16)
3.	1	Restated Certificate of Incorporation of Registrant	(15)
	2	Amended and Restated By-laws of Registrant	#
4.	1	Specimen Common Stock Certificate	(2)
	2	Description of the Company’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934	(15)
10.	1	Computer Task Group, Incorporated Non-Qualified Key Employee Deferred Compensation Plan 2007 Restatement	(1) +
	2	Computer Task Group, Incorporated Executive Supplemental Benefit Plan 1997 Restatement	(3) +
	3	First Amendment to the Computer Task Group, Incorporated Executive Supplemental Benefit Plan 1997 Restatement	(3) +
	4	Compensation Arrangements for the Named Executive Officers	##
	5	Employment Agreement, signed March 12, 2020, between the Registrant and John M. Laubacker	(8) +
	6	Computer Task Group, Incorporated First Employee Stock Purchase Plan, Amended and Restated as of September 16, 2021	(14) +
	7	Restated Computer Task Group, Incorporated 2010 Equity Award Plan	(5) +
	8	Computer Task Group, Incorporated Non-Employee Director Deferred Compensation Plan	(4) +
	9	Computer Task Group, Incorporated Indemnification Agreement (Directors)	(11) +
	10	Computer Task Group, Incorporated Indemnification Agreement (Executive Officers)	(12) +
	11	Officer Change in Control Agreement	(9) +
	12	Employment Agreement, dated March 1, 2019, between Computer Task Group, Incorporated, Computer Task Group Belgium NV and Filip J.L. Gydé	(6) +
	13	Annex to Employment Agreement dated March 1, 2019, between Computer Task Group, Incorporated, Computer Task Group Belgium NV and Filip J.L. Gydé	(7) +
	14	Computer Task Group, Incorporated 2020 Equity Award Plan	(10) +
	15	Credit Agreement, dated as of May 19, 2021, among Computer Task Group, Incorporated as borrower and certain other related entities as borrowers and guarantors, and Bank of America N.A., a national banking association, in its capacity as collateral agent and administrative agent for itself and certain secured parties, Bank of America N.A., as Sole Lead Arranger and Sole Book Runner	(13)
21.		Subsidiaries of the Registrant	#
23.		Consent of Independent Registered Public Accounting Firm	#
31.	1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#
	2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	#
32.		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	##
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	#
101.SCH		Inline XBRL Taxonomy Extension Schema Document	#
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase	#
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase	#
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase	#
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document	#
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

References

# Filed herewith

## Furnished herewith

+ Management contract or compensatory plan or arrangement

(1)
Filed as Exhibit 10 (h) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference (file No. 001-09410 filed on March 7, 2007)
(2)
Filed as Exhibit 4 (a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference (file No. 001-09410 filed on March 10, 2008)
(3)
Filed as Exhibit 10 (k) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference (file No. 001-09410 filed on March 10, 2008)
(4)
Filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A, dated April 2, 2010, for its Annual Meeting of Shareholders held on May 12, 2010 (file No. 001-09410 filed on March 31, 2010)
(5)
Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2017, and incorporated herein by reference (file No. 001-09410 filed on October 26, 2017)
(6)
Filed as Exhibit 10.1 to the Registrant’s Form 8-K on March 4, 2019, and incorporated herein by reference (file No. 001-09410)
(7)
Filed as Exhibit 10.2 to the Registrant’s Form 8-K on March 4, 2019, and incorporated herein by reference (file No. 001-09410)
(8)
Filed as Exhibit 10 (e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference (file No. 001-09410 filed on March 13, 2020)
(9)
Filed as Exhibit 10 (k) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference (file No. 001-09410 filed on March 13, 2020)
(10)
Filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A dated August 13, 2020, for its Annual Meeting of Shareholders held on September 17, 2020 (file No. 001-09410 filed on August 13, 2020)
(11)
Filed as Exhibit 10.01 to the Registrant’s Form 8-K on November 12, 2020, and incorporated herein by reference (file No. 001-09410)
(12)
Filed as Exhibit 10.02 to the Registrant’s Form 8-K on November 12, 2020, and incorporated herein by reference (file No. 001-09410)
(13)
Filed as Exhibit 10.1 to the Registrant’s Form 8-K on May 20, 2021, and incorporated herein by reference (file No. 001-09410)
(14)
Filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A dated August 19, 2021, for its Annual Meeting of Shareholders held on September 16, 2021 (file No. 001-09410 filed on August 19, 2021)
(15)
Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference (file No. 001-09410 filed on March 15, 2022)
(16)
Filed as Exhibit 2.1 to the Registrant’s Form 8-K on September 29, 2022, and incorporated herein by reference (file No. 001-09410)

Item 16. Form 10-K Summary

None.

COMPUTER TASK GROUP, INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at January 1	Additions		Deductions		Balance at December 31
2022
Accounts deducted from accounts receivable -
Allowance for credit losses	$581	208	A	(392)	A	$397
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$2,128	30	B	(1,412)	B	$746

2021
Accounts deducted from accounts receivable -
Allowance for credit losses	$561	447	A	(427)	A	$581
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$7,664	207	B	(5,743)	B	$2,128

2020
Accounts deducted from accounts receivable -
Allowance for credit losses	$84	595	A	(118)	A	$561
Accounts deducted from deferred tax assets -
Deferred tax asset valuation allowance	$5,695	2,389	B	(420)	B	$7,664

A.
These balances primarily reflect additions to the allowance charged to expense resulting from the normal course of business, less deductions for recovery of accounts that were previously reserved, and additions and deductions for foreign currency translation
B.
These balances primarily reflect additions or deductions to the valuation allowance associated with the U.S. deferred tax assets, reversal of the valuation allowance against the U.S. deferred tax assets and addition of a valuation allowance against the India deferred taxes, changes in foreign currency exchange rates, and deductions for expiring net operating loss carryforwards

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTER TASK GROUP, INCORPORATED

By	/s/ Filip J.L. Gydé
Filip J.L. Gydé
President and Chief Executive Officer

Dated: March 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
(i)	Principal Executive Officer	President and Chief Executive Officer	March 15, 2023
/s/ Filip J.L. Gydé
Filip J.L. Gydé

(ii)	Principal Accounting and Principal Financial Officer	Executive Vice President, Chief Financial Officer, and Treasurer	March 15, 2023
/s/ John M. Laubacker
John M. Laubacker

(iii)	Directors

	/s/ Filip J.L. Gydé	Director	March 15, 2023
Filip J.L. Gydé

	/s/ James R. Helvey III	Chairman of the Board of Directors	March 15, 2023
James R. Helvey III

	/s/ David H. Klein	Director	March 15, 2023
David H. Klein

	/s/ Valerie Rahmani	Director	March 15, 2023
Valerie Rahmani

	/s/ Raj Rajgopal	Director	March 15, 2023
Raj Rajgopal

	/s/ Kathryn A. Stein	Director	March 15, 2023
Kathryn A. Stein