Form 10-Q
period 2023-03-31
COMPUTER TASK GROUP INC
filed 2023-05-09
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	May 4, 2023
Common stock, par value $.01 per share	15,896,768

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended
	March 31, 2023	April 1, 2022
Revenue	$78,202	$89,417
Cost of services	58,067	68,822
Gross profit	20,135	20,595
Selling, general and administrative expenses	19,428	17,396
Operating income	707	3,199
Interest and other income	128	91
Interest and other expense	358	348
Income before income taxes	477	2,942
Provision for income taxes	162	702
Net income	$315	$2,240
Net income per share:
Basic	$0.02	$0.16
Diluted	$0.02	$0.15
Weighted average shares outstanding:
Basic	14,704	14,199
Diluted	15,347	14,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(Unaudited)

	For the Quarter Ended
	March 31, 2023	April 1, 2022
Net income	$315	$2,240

Foreign currency translation adjustment	944	(1,329)
Change in pension, net of taxes of $16 and $33 in the 2023 and 2022 first quarters, respectively	44	331
Other comprehensive income (loss)	988	(998)

Comprehensive income	$1,303	$1,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$23,300	$25,140
Accounts receivable, net of allowances of $390 and $397 in 2023 and 2022, respectively	71,885	70,979
Prepaid and other current assets	5,016	3,769
Total current assets	100,201	99,888
Property, equipment and capitalized software, net	5,436	5,061
Operating lease right-of-use assets	18,654	18,506
Deferred income taxes	3,193	2,886
Acquired intangibles, net	12,629	12,943
Goodwill	36,229	35,998
Cash surrender value of life insurance, net	3,971	4,120
Other assets	2,173	2,101
Investments	136	116
Total assets	$182,622	$181,619
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$15,110	$14,254
Accrued compensation	16,937	19,016
Advance billings on contracts	3,613	5,480
Short-term operating lease liabilities	5,981	5,905
Other current liabilities	9,094	7,066
Income taxes payable	513	212
Total current liabilities	51,248	51,933
Long-term debt	1,369	—
Deferred compensation benefits	6,738	6,424
Long-term operating lease liabilities	12,503	12,466
Deferred income taxes	1,380	1,482
Other long-term liabilities	2,080	3,335
Total liabilities	75,318	75,640
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in 2023 and 2022	270	270
Capital in excess of par value	108,240	109,868
Retained earnings	114,966	114,651
Less: Treasury stock of 11,112,418 and 11,274,171 shares at cost, in 2023 and 2022, respectively	(101,854)	(103,504)
Accumulated other comprehensive loss	(14,318)	(15,306)
Total shareholders’ equity	107,304	105,979
Total liabilities and shareholders’ equity	$182,622	$181,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Quarter Ended
	March 31, 2023	April 1, 2022
Cash flow from operating activities:
Net income	$315	$2,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	837	716
Equity-based compensation expense	345	573
Deferred income taxes	(460)	135
Deferred compensation benefits	411	103
Loss on the sale of property and equipment	4	—
Changes in assets and liabilities that provide (use) cash, excluding the effects of acquisitions:
Accounts receivable	(183)	8,530
Prepaid and other current assets	(1,271)	(340)
Other long-term assets	(69)	(122)
Cash surrender value of life insurance	159	262
Accounts payable	647	(8,467)
Accrued compensation	(2,348)	(1,646)
Income taxes payable / receivable	293	271
Advance billings on contracts	(1,926)	998
Other current liabilities	1,933	1,153
Other long-term liabilities	(1,255)	2
Net cash provided by (used in) operating activities	(2,568)	4,408
Cash flow from investing activities:
Cash paid for acquisitions, net of cash acquired	82	—
Additions to property and equipment	(529)	(61)
Additions to capitalized software	(241)	—
Proceeds from sale of property & equipment	1	—
Premiums paid for life insurance	(10)	—
Net cash used in investing activities	(697)	(61)
Cash flow from financing activities:
Proceeds from long-term debt	5,429	—
Payments on long-term debt	(4,060)	—
Proceeds from stock option plan exercises	68	90
Taxes remitted for shares withheld from equity-based compensation transactions	(447)	(971)
Proceeds from Employee Stock Purchase Plan	56	37
Change in cash overdraft, net	77	—
Net cash provided by (used in) financing activities	1,123	(844)
Effect of exchange rates on cash and cash equivalents	302	(363)
Net increase (decrease) in cash and cash equivalents	(1,840)	3,140
Cash and cash equivalents at beginning of year	25,140	35,584
Cash and cash equivalents at end of quarter	$23,300	$38,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
Balances as of December 31, 2022	27,018	$270	$109,868	$114,651	11,274	$(103,504)	$(15,306)	$105,979
Employee Stock Purchase Plan share issuance	—	—	(13)	—	(7)	69	—	56
Stock Option Plan share issuance, net	—	—	(117)	—	(18)	185	—	68
Restricted stock plan share issuance/forfeiture	—	—	(1,843)	—	(137)	1,396	—	(447)
Equity-based compensation	—	—	345	—	—	—	—	345
Net income	—	—	—	315	—	—	—	315
Foreign currency adjustment	—	—	—	—	—	—	944	944
Pension loss adjustment, net of tax	—	—	—	—	—	—	44	44
Balances as of March 31, 2023	27,018	$270	$108,240	$114,966	11,112	$(101,854)	$(14,318)	$107,304

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
Balances as of December 31, 2021	27,018	$270	$110,330	$108,042	11,668	$(107,265)	$(16,940)	$94,437
Employee Stock Purchase Plan share issuance	—	—	(2)	—	(4)	39	—	37
Stock Option Plan share issuance, net	—	—	(94)	—	(20)	184	—	90
Restricted Stock Plan share issuance/forfeiture	—	—	(1,385)	—	(45)	414	—	(971)
Equity-based compensation	—	—	573	—	—	—	—	573
Net income	—	—	—	2,240	—	—	—	2,240
Foreign currency adjustment	—	—	—	—	—	—	(1,329)	(1,329)
Pension loss adjustment, net of tax	—	—	—	—	—	—	331	331
Balances as of April 1, 2022	27,018	$270	$109,422	$110,282	11,599	$(106,628)	$(17,938)	$95,408

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal period where the last day of each of the first three quarters is a Friday. The 2023 first quarter began on January 1, 2023 and ended on March 31, 2023. The 2022 first quarter began on January 1, 2022 and ended on April 1, 2022. There were 64 and 65 billable days in the 2023 and 2022 first quarters, respectively.

2.
Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. There are no unconsolidated entities, or off-balance sheet arrangements other than certain guarantees supporting office leases and the performance under government contracts in the Company's European operations. All intercompany accounts have been eliminated.

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company's management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes, which could be impacted by existing market conditions and factors, including among others lingering effects of the COVID-19 pandemic, current macroeconomic conditions such as inflation, and the unpredictability and severity of a civil unrest or outbreak of war or hostilities. Such estimates primarily relate to the recognition of revenue, leased assets and liabilities, the purchase accounting for acquisitions and the valuation of goodwill, the valuation allowance for deferred tax assets, actuarial assumptions including discount rates and expected return on assets, as applicable, for the Company’s defined benefit plans, the valuation of stock options and restricted stock for recording equity-based compensation expense, the allowance for credit losses, investment valuation, legal matters, other contingencies, and estimates of progress toward completion and direct profit or loss on contracts, as applicable. Management believes that the information and disclosures provided herein are adequate to present fairly the condensed consolidated financial position, results of operations, comprehensive income, cash flows, and shareholders’ equity of the Company.

There were no subsequent events as of the date of this filing from the end of the fiscal first quarter on March 31, 2023 that require recognition or disclosure in these unaudited interim condensed consolidated financial statements.

The Company operates in three segments within its business, North America IT Solutions and Services, Europe IT Solutions and Services, and Non-Strategic Technology Services. The Company provides information and technology-related services to its clients. CTG provides these services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. These services ensure that the Company's clients utilize the right information technology to meet their business needs, maximize their IT systems’ value, and operate efficiently and effectively. A typical client is an organization with large, complex technology, information, and data processing requirements.

The segment revenue for the quarters ended March 31, 2023 and April 1, 2022 was as follows:

For the Quarter Ended:					Year-over-Year
(amounts in thousands)	March 31, 2023		April 1, 2022		Change
North America IT Solutions and Services	29.6%	$23,196	22.9%	$20,435	13.5%
Europe IT Solutions and Services	51.3%	40,093	47.5%	42,478	(5.6)%
Non-Strategic Technology Services	19.1%	14,913	29.6%	26,504	(43.7)%
Total	100.0%	$78,202	100.0%	$89,417	(12.5)%

The Company focuses a significant portion of its services through five vertical market focus areas: healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), financial services, manufacturing, technology service providers, and energy. The Company focuses on these five vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.

The Company’s revenue by vertical market as a percentage of total revenue for the quarters ended March 31, 2023 and April 1, 2022 was as follows:

	For the Quarter Ended
	March 31, 2023	April 1, 2022
Healthcare	18.7%	17.4%
Financial services	17.4%	16.5%
Manufacturing	16.4%	13.9%
Technology service providers	16.1%	23.8%
Energy	6.3%	5.3%
General markets	25.1%	23.1%
Total	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters ended March 31, 2023 and April 1, 2022 was as follows:

	For the Quarter Ended
	March 31, 2023	April 1, 2022
Time-and-material	78.6%	77.2%
Progress billing	15.3%	18.9%
Percentage-of-completion	6.1%	3.9%
Total	100.0%	100.0%

The Company recorded revenue in the quarters ended March 31, 2023 and April 1, 2022 as follows:

For the Quarter Ended:	March 31, 2023		April 1, 2022		Year-over-Year Change
(amounts in thousands)
North America	48.4%	$37,859	51.7%	$46,262	(18.2)%
Europe	51.6%	40,343	48.3%	43,155	(6.5)%
Total	100.0%	$78,202	100.0%	$89,417	(12.5)%

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

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2023, the aggregate transaction price allocated to unsatisfied or partially unsatisfied performance obligations for fixed-price and all managed-support contracts was approximately $7.3 million and $55.6 million, respectively. Approximately $38.1 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2023, and approximately $24.8 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2024 and beyond. The Company uses the right to invoice practical expedient. Therefore, no disclosure is required for unsatisfied performance obligations for contracts in which the Company recognized revenue at the amount to which it has the right to invoice for services performed.

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At March 31, 2023 and December 31, 2022, the carrying amounts of the Company’s cash of $23.3 million and $25.1 million, respectively, approximated fair value.

As described in Note 3 of the condensed consolidated financial statements, the Company acquired 100% of the equity of Eleviant in the 2022 third quarter. Level 3 inputs were used to estimate the fair values of the assets acquired and liabilities assumed. The valuation techniques used to assign fair values to intangible assets included the relief-from-royalty and excess earnings methods.

The Company has recorded a contingent consideration liability related to the earn-out provision of which a portion will be payable in each period subject to the achievement by Eleviant of revenue and gross profit targets for fiscal 2022, 2023 and 2024. There is no payout if the achievements are below the target threshold. However, in subsequent years, if the preceding year’s targets were not met, an earn-out can be earned for both years if the combined total for gross profit or revenue for the two years exceeds the combined two-year targets. The fair value of the contingent consideration as of March 31, 2023 was $4.0 million.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies currently on 16 individuals, whose average age is 79 years old. Those policies have generated cash surrender value and the Company has taken loans against the policies. At March 31, 2023, the insurance policies that have been borrowed against have a gross cash surrender value of $29.7 million, outstanding loans and interest totaling $26.4 million, and a net cash surrender value of $3.3 million. At December 31, 2022, these insurance policies had a gross cash surrender value of $29.5 million, outstanding loans and interest totaling $26.0 million, and a net cash surrender value of $3.5 million. The net cash surrender values are included on the condensed consolidated balance sheets in “Cash surrender value of life insurance, net” under non-current assets.

At both March 31, 2023 and December 31, 2022, the total death benefit for the remaining policies was approximately $37.0 million. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $10.3 million after the payment of obligations, and, under current tax regulations, record a non-taxable gain of approximately $6.9 million.

Cash and Cash Equivalents, and Cash Overdrafts

For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. The Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment. In the event the Company has no available cash at the bank for which it writes its checks, the "change in cash overdraft, net" line item on the condensed consolidated statement of cash flows would be present, and represent the increase or decrease in outstanding checks for a given period. The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250,000. As of March 31, 2023 and December 31, 2022, the Company has

multiple accounts that carry balances in excess of this insurable limit. The Company’s cash in its foreign bank accounts is not insured.

Accounts Receivable Factoring

As part of its working capital management, the Company has a factoring agreement to sell certain trade accounts receivables associated with its largest client on a non-recourse basis to a third-party financial institution. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. There were $10.4 million and $4.5 million trade accounts receivable sold under the factoring agreement during the quarters ended March 31, 2023 and April 1, 2022, respectively. Fees for the factoring arrangement were recorded in cost of services and were $0.1 million and less than $0.1 million in the quarters ended March 31, 2023 and April 1, 2022, respectively.

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at March 31, 2023 and December 31, 2022 were recorded as follows:

(amounts in thousands)	March 31, 2023	December 31, 2022
Property, equipment and capitalized software	$15,541	$15,086
Accumulated depreciation and amortization	(10,105)	(10,025)
Property, equipment and capitalized software, net	$5,436	$5,061

The Company capitalizes software projects developed for commercial use. The change in the Company’s capitalized software cost balance during the quarters ended March 31, 2023 and April 1, 2022 was as follows:

	For the Quarter Ended
(amounts in thousands)	March 31, 2023	April 1, 2022
Capitalized software, beginning balance	$1,484	$1,607
Foreign currency translation	24	(34)
Capitalized software	$1,508	$1,573

Capitalized software amortization periods range from three to five years, and are evaluated periodically for propriety. The Company capitalized a total of $0.2 million of costs related to the development of software for sale or license for the quarter ended March 31, 2023 that has not yet been placed in service.

Amortization expense and accumulated amortization for these projects for the quarters ended March 31, 2023 and April 1, 2022 are as follows:

	For the Quarter Ended
(amounts in thousands)	March 31, 2023	April 1, 2022
Accumulated amortization, beginning balance	$1,232	$978
Amortization expense	83	72
Accumulated amortization	$1,315	$1,050

Guarantees

The Company has a number of guarantees in place in its European operations that support office leases and performance under government contracts. These guarantees totaled approximately $1.3 million and $3.0 million at March 31, 2023 and December 31, 2022, respectively, and have expiration dates ranging from April 2023 through October 2034.

Goodwill

The goodwill recorded on the Company's condensed consolidated balance sheet at March 31, 2023 relates to previous acquisitions, including Eleviant in 2022. In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment exist in interim periods. There were no impairment indicators noted in the quarters ended March 31, 2023 and April 1, 2022.

The changes in the carrying amount of goodwill for the quarter ended March 31, 2023 are as follows:

(amounts in thousands)
Balance at December 31, 2022	$35,998
Acquisitions	(82)
Foreign currency translation	313
Balance at March 31, 2023	$36,229

The Company's goodwill by segment at March 31, 2023 and December 31, 2022 was as follows:

(amounts in thousands)	March 31, 2023	December 31, 2022
North America IT Solutions and Services	$18,673	$18,753
Europe IT Solutions and Services	17,556	17,245
Total goodwill	$36,229	$35,998

Acquired Intangible Assets

Acquired intangible assets at March 31, 2023 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 years	$1,532	$(1,403)	$(129)	$—
Technology	10 years	1,141	(205)	(17)	919
Customer relationships	7-13 years	17,196	(4,483)	(1,003)	11,710
Total		$19,869	$(6,091)	$(1,149)	$12,629

Acquired intangible assets at December 31, 2022 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 years	$1,532	$(1,380)	$(152)	$—
Technology	10 years	1,141	(161)	(23)	957
Customer relationships	7-13 years	17,196	(4,053)	(1,157)	11,986
Total		$19,869	$(5,594)	$(1,332)	$12,943

Estimated amortization expense for the remainder of 2023, the five succeeding years, and thereafter is as follows:

Year	Annual Amortization
(amounts in thousands)
2023 (remaining)	$1,280
2024	1,707
2025	1,707
2026	1,707
2027	1,299
2028	1,218
Thereafter	3,711
Total	$12,629

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The objective of this ASU is to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Then in December 2022, the FASB issued ASU No. 2022-06 “Deferral of the Sunset Date of Topic 848” which amends and extends the sunset date to December 31, 2024. The Company does not expect a significant impact from the adoption of this standard as provisions have been made in our Credit Agreement to use an alternate benchmark interest rate when the use of LIBOR is discontinued.

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

An earn-out of $5.0 million can be earned, a portion of which will be payable in each period subject to the achievement of revenue and gross profit targets for fiscal 2022, 2023 and 2024. Additionally, for each $10,000 of gross profit or revenue achieved above the targets, an additional $2,000 can be earned, with no maximum limit. There is no payout if the achievement is below the target threshold. However, in subsequent years, if the preceding year’s targets were not met, an earn-out can be earned for both years if the combined total for gross profit or revenue for the two years exceeds the combined two-year targets. The fair value as of the September 29, 2022 acquisition date was $4.0 million. The fair value of the remaining contingent consideration liability was determined to be approximately $4.0 million as of March 31, 2023. Approximately $2.5 million and $1.5 million of the remaining contingent consideration liabilities is recorded in "Other current liabilities" and "Other long-term liabilities", respectively, on the consolidated balance sheet as of March 31, 2023. The Company expects to make a payment of $0.9 million for Eleviant's earn-out for the 2022 fiscal year in the 2023 second quarter.

The acquisition fair value of the consideration for the acquisition of Eleviant consisted of the following as of September 29, 2022:

(amounts in thousands)
Cash consideration	$17,382
Share issuance	1,178
Stock option issuance - 3 month vest	166
Stock option issuance - 12 month vest	225
Working capital adjustment	(82)
Fair value of contingent consideration	4,000
Fair value of purchase consideration	$22,869

The following table summarizes the allocation of the aggregate purchase price consideration to the fair value of the assets acquired and liabilities assumed as of September 29, 2022:

(amounts in thousands)
Assets Acquired:
Cash	$755
Accounts receivable	1,605
Prepaids and other current assets	178
Property and equipment, net	437
Taxes receivable	48
Acquired intangibles	7,250
Goodwill	17,357
Total assets acquired	$27,630

Liabilities Assumed:
Accounts payable	$492
Short-term debt	601
Accrued compensation	355
Other current liabilities	205
Long-term debt	982
Deferred compensation benefits	324
Deferred tax liability	1,802
Total liabilities assumed	$4,761
Net assets acquired	$22,869

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

The Company incurred acquisition-related expenses related to retention bonuses, and amortization of intangible assets of approximately $0.4 million in the quarter ended March 31, 2023, which were recorded as a component of selling, general, and administrative expenses in the consolidated statements of income. The accounting for this acquisition was updated in the first quarter of 2023, including a working capital adjustment of $0.1 million, but the preliminary purchase accounting for intangible assets has not yet been finalized as of March 31, 2023.

4.
Net Income Per Share

Basic and diluted earnings per share (EPS) for the quarters ended March 31, 2023 and April 1, 2022 were as follows:

	For the Quarter Ended
(amounts in thousands, except per-share data)	March 31, 2023	April 1, 2022
Weighted-average number of shares outstanding during period	14,704	14,199
Common stock equivalents from incremental shares under equity-based compensation plans	643	778
Number of shares on which diluted earnings per share is based	15,347	14,977
Net income	$315	$2,240
Net income per share
Basic	$0.02	$0.16
Diluted	$0.02	$0.15

Weighted-average shares represent the average number of issued shares less treasury shares, and for the basic EPS calculations, unvested restricted stock.

Certain options representing 0.8 million and 0.5 million shares of common stock were outstanding at March 31, 2023 and April 1, 2022, respectively, but were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

5.
Lease Commitments

The Company records a right-of-use asset and liability for substantially all leases for which it is a lessee, in accordance with Topic 842 “Leases.” The Company is obligated under a number of long-term operating leases for office space and office equipment, and for automobiles leased in Europe.

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

Lease costs for the quarters ended March 31, 2023 and April 1, 2022 were as follows:

	For the Quarter Ended
(amounts in thousands)	March 31, 2023	April 1, 2022
Operating lease costs	$1,815	$1,821
Variable lease costs	104	89
Short-term lease costs	124	101

Maturities for the Company’s lease liabilities for all operating leases as of March 31, 2023 are as follows:

Total
Year	Operating Leases
(amounts in thousands)
2023 (remaining)	$4,731
2024	4,812
2025	3,609
2026	2,531
2027	1,433
2028 & thereafter	3,810
Total undiscounted operating lease payments	20,926
Less: Interest	(2,442)
Total present value of operating lease liabilities	$18,484

Operating lease payments exclude $0.8 million of legally binding lease payments for leases signed, but not yet commenced. The weighted average remaining lease terms and discount rates for all operating leases as of March 31, 2023 and April 1, 2022 were as follows:

	March 31, 2023	April 1, 2022
Weighted average remaining lease term (years)	5.26	5.89
Weighted average remaining discount rate	4.26%	2.12%

Supplemental cash flow information related to the Company’s operating leases for the first quarter of 2023 is as follows:

(amounts in thousands)	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$1,815
Right-of-use assets obtained in exchange for new operating lease liabilities	1,061

6.
Debt

The Company has an asset-based lending revolving credit agreement (“Credit Agreement”), which has a five-year term that expires in May 2026. Under this Credit Agreement, the Company can borrow up to $50.0 million depending on collateral availability. The Credit Agreement is collateralized by the Company’s accounts receivable in the United States, Belgium, and Luxembourg. The London Interbank Offered Rate (“LIBOR”), the interest rate benchmark used as a reference rate on our Credit Agreement, began being phased out at the beginning of calendar year 2022, with the one-month LIBOR scheduled to cease immediately after June 30, 2023. A reference rate based on the Secured Overnight Financing Rate (“SOFR”), and other alternative benchmark rates, are replacing LIBOR. The Company can borrow under the agreement at either rate at its discretion. Interest rates range from 1.5% to 2.0% over SOFR or EURIBOR loans, and 0.5% to 1.0% over base rate (prime rate) loans.

At March 31, 2023 and December 31, 2022, there were $1.4 million and zero outstanding under the Credit Agreement, respectively. The Company borrows or repays its debts as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

The maximum amounts outstanding under the Credit Agreement in the 2023 and 2022 first quarters were $3.4 million and zero, respectively, while borrowing during those quarters averaged $0.4 million and zero. The weighted average interest rate for the 2023 first quarter borrowings was 8.4%.

Under the Credit Agreement, the Company is required to meet one financial covenant in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenant is measured quarterly, and at March 31, 2023 represented a fixed charge coverage ratio, where for the trailing twelve months the consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for, amongst other items, equity-based compensation and severance expenses, must be greater than 1.0 times the consolidated interest expense paid in cash and any scheduled principal payments. The fixed charge coverage ratio is only tested if availability, subject to a maximum of the commitment of $50.0 million, on the measurement date is less than the greater of 12.5% of the total loan availability or $5.0 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves for each country included in the Credit Agreement (the United States, Belgium, and Luxembourg). Receivable balances from our largest client, IBM, have been removed from the Credit Agreement as collateral, as the Company had entered into a factoring arrangement for those receivables. Total availability as of March 31, 2023 was approximately $38.7 million. The Company’s compliance with its financial covenant was not required to be tested at March 31, 2023 as the availability under the Credit Agreement was in excess of 12.5% of the total loan availability. The Company was also in compliance with its applicable covenants at April 1, 2022.

As part of the Eleviant acquisition, the Company has $0.1 million outstanding under a revolving line of credit as of March 31, 2023. The interest rate is 8.25%, and the amount outstanding is included in "Accounts Payable" on the Company's Consolidated Balance Sheet.

7.
Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022 are as follows:

(amounts in thousands)	March 31, 2023	December 31, 2022
Foreign currency translation adjustment	$(10,049)	$(10,993)
Pension loss, net of tax of $739 in 2023 and $755 in 2022	(4,269)	(4,313)
Accumulated other comprehensive loss	$(14,318)	$(15,306)

During the 2023 and 2022 first quarters, actuarial losses were amortized to expense as follows:

	For the Quarter Ended
(amounts in thousands)	March 31, 2023	April 1, 2022
Amortization of actuarial losses	$106	$130
Income tax	(24)	(21)
Net of tax	$82	$109

The amortization of both prior service cost and actuarial losses, with the exception of the actuarial gains related to the post retirement benefit plan, are included in determining net periodic pension cost. See Note 9, "Deferred Compensation and Other Benefits" for additional information.

8.
Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2023 and 2022 first quarter ETR was 34.0% and 23.9%, respectively.

The ETR was higher in the 2023 first quarter as compared with the corresponding 2022 period primarily due to the tax benefit for windfalls from equity-based compensation transactions in the 2022 first quarter.

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

The Company maintains a fully funded pension plan related to CTG Belgium and CTG Health Solutions (Belgium) employees (“BDBP”). The BDBP has active employees and the Company expects to make future contributions.

The Company maintains an unfunded pension plan related to the current Soft Company employees (“FDBP”). The Company does not anticipate making contributions to the FDBP. No benefit payments were made in 2022 and none are expected to be paid in 2023.

The Company maintains an unfunded pension plan related to the current StarDust employees (“SDBP”). The Company does not anticipate making contributions to the SDBP. No benefit payments were made in 2022 and none are expected to be paid in 2023.

On September 29, 2022, the Company acquired Eleviant and now maintains an unfunded defined-benefit gratuity plan related to the current Eleviant employees (“IDBP”). The Company does not anticipate making contributions to the IDBP. No benefit payments were made in 2022 and none are expected to be paid in 2023.

Net periodic pension cost for the quarters ended March 31, 2023 and April 1, 2022 for the plans is as follows:

	For the Quarter Ended
(amounts in thousands)	March 31, 2023	April 1, 2022
Service cost	$90	$109
Interest cost	239	89
Expected return on assets	(167)	(170)
Amortization of actuarial loss	106	131
Net periodic pension cost	$268	$159

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see Note 2 for “Life Insurance Policies”). The Company does not anticipate contributing to the plan other than for benefit payments as required in 2023 and future years. In the 2023 first quarter, the Company made benefit payments totaling $0.1 million, and expects to make payments in 2023 totaling approximately $0.5 million. The Company made benefit payments totaling approximately $0.1 million in the 2022 first quarter.

As the NDBP was curtailed for additional contributions in January 2003, no contributions were made in 2022 and none are expected to be made in 2023. The assets for the NDBP are held by Aegon, a financial services firm located in the Netherlands. The Company maintains a contract with Aegon to insure future benefit payments of the NDBP; however, due to certain terms of the agreement and potential obligations to the Company, the NDBP has not been settled. The benefit payments to be made in 2023 are expected to be paid by Aegon from plan assets. The assets for the plan are included in a general portfolio of government bonds, a portion of which is allocated to the NDBP based upon the estimated pension liability associated with the plan. The fair market value of the plan’s assets equals the contractual value of the NDBP at any point in time. The fair value of the assets is determined using a Level 3 methodology (see Note 2 for “Fair Value”). In 2023, the plan investments have a targeted minimum return to the Company of 4.0%, which is consistent with historical returns and the 4.0% return guaranteed to the participants of the plan. The Company, in conjunction with Aegon, intends to maintain the current investment strategy of investing plan assets solely in government bonds throughout 2023.

The BDBP is considered fully funded. The Company made contributions of $0.2 million in both the 2023 and 2022 first quarters. The Company made benefit payments totaling less than $0.1 million in both the 2023 and 2022 first quarters, and expects to make payments in 2023 totaling $0.1 million.

The assets for the BDBP are held by Allianz, a financial services firm located in Belgium. The Company maintains a contract with Allianz to insure future benefit payments of the BDBP. Contributions made by the Company to Allianz are based on employees’ current salaries. The benefit payments to be made in 2023 are expected to be paid by Allianz from plan assets. The assets for the plan are included in the overall portfolio of assets held by Allianz. The fair market value of the plan’s assets equals the contractual value of the BDBP in any given year (which is the mathematical reserve held by Allianz). The fair value of the assets is determined using a Level 3 methodology (see Note 2 “Fair Value”). Allianz does not guarantee a minimum return on the plan investments, whereas Belgian law sets a minimum return to be guaranteed to the participants of the plan.

The Company maintains various other defined contribution retirement plans covering European employees. Company contributions charged to operations were $0.1 million in both the 2023 and 2022 first quarters.

The change in the fair value of plan assets for the plans for the quarters ended March 31, 2023 and April 1, 2022 was as follows:

	For the Quarter Ended
(amounts in thousands)	March 31, 2023	April 1, 2022
Fair value of plan assets at beginning of period	$19,723	$19,956
Return on plan assets	167	170
Contributions	313	295
Benefits paid	(218)	(258)
Effect of exchange rate changes	334	(486)
Fair value of plan assets at end of quarter	$20,319	$19,677

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made no cash contributions in either the 2023 or 2022 first quarters for amounts earned in the previous year. Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were no stock units purchased during the 2023 or 2022 first quarters.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. The Company made cash contributions of less than $0.1 million during both the 2023 and 2022 first quarters. The remaining contributions deposited in the directors’ accounts in the 2023 and 2022 first quarters consisted of equity grants from the 2020 Equity Award Plan. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

10.
Equity-based Compensation

During the 2023 and 2022 first quarters, the Company granted restricted stock totaling 213,022 and 151,556 shares, respectively. All grants in 2023 and 2022 were funded out of treasury stock.

Director Board fees are paid in part with quarterly grants of stock units. Of the total shares granted during the 2023 first quarter, 14,515 shares represented restricted stock units that were granted to Board members. The shares vest over the quarter in which they were granted and the Company is expensing these grants as such. Grants of similar units to the Board members totaled 12,335 shares of restricted stock units in the 2022 first quarter.

Of the shares granted in the 2023 first quarter, 198,507 shares were granted to senior management, of which 132,340 shares included a performance condition. The shares will only vest, in part, to senior management if at least 80% of a three-year cumulative target for diluted earnings per share is met for the three-year period ended December 31, 2025. If at least 80% of the three-year EPS target is not met, the grants will expire. Of the shares granted during 2022 first quarter, 139,221 shares were granted to senior management, of which 92,815 shares included a performance condition. The shares will only vest in part, to senior management if at least 80% of a three-year cumulative target for diluted earnings per share is met for the three-year period ended December 31, 2024. If at least 80% of the three-year EPS target is not met, the grants will expire.

There were no other shares granted during the 2023 and 2022 first quarters.

The restricted shares granted are considered outstanding, can be voted, and are eligible to receive dividends in the event any are paid. However, these shares do not include a non-forfeitable right for the holder to receive dividends and none will be paid in the event the awards do not vest. Accordingly, only vested shares of outstanding restricted stock are included in the basic earnings per share calculation. The shares and share units granted in 2023 and 2022 were from the 2020 Equity Award Plan.

A total of 168,136 stock options were granted during the 2023 first quarter on March 17, 2023 from the 2020 Equity Award Plan. The options have a fair value of $3.05 per share using the Black-Scholes valuation model. The assumptions used to calculate the fair value include the price on the date of grant of $7.75 per option, an expected life of 4.3 years, expected volatility of 43.2%, an expected dividend yield of zero, and a risk free rate of 3.4%. The options vest ratably over three years, and are being expensed over that period. A total of 134,790 stock options were granted during the 2022 first quarter on March 18, 2022 from the 2020 Equity Award Plan. The options have a fair value of $3.14 per share using the Black-Scholes valuation model. The assumptions used to calculate the fair value include the price on the date of grant of $9.12 per option, an expected life of 3.4 years, expected volatility of 44.6%, an expected dividend yield of zero, and a risk free rate of 2.1%. The options vest ratably over three years, and are being expensed over that period.

11.
Treasury Stock

The Company’s Board of Directors has previously authorized the repurchase of up to $30.0 million of the Company’s stock. The Company did not purchase shares for treasury during the 2023 or 2022 first quarter. As of March 31, 2023 and April 1, 2022, the Company had approximately $7.7 million left in its current stock repurchase authorization.

The Company issued 244,602 and 171,556 shares during the 2023 and 2022 first quarters, respectively, to fulfill the requirements from the grant of restricted shares or units and the exercise of stock options.

12.
Significant Clients

In the 2023 first quarter, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $8.2 million or 10.5% of consolidated revenue compared with $16.5 million or 18.5% of consolidated revenue in the comparable 2022 period. The National Technical Services Agreement with IBM expires on October 27, 2023. The Company’s accounts receivable from IBM at March 31, 2023 and December 31, 2022 totaled $9.2 million and $14.0 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2023 or 2022 first quarters.

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

The Company’s strategy throughout its operations is to expand the amount of IT solutions and services it provides to its clients as compared with staffing services, and to focus on delivering digital solutions. IT solutions and services provide significant value to the Company's clients, and drive higher bill rates and margins for the Company. Existing solutions include business, technology, and operations solutions that aid the Company's clients in digitally transforming their company, and ultimately meet the needs of its clients. The digital services the Company delivers includes the Internet of Things, Intelligent Automation, Data and Analytics, and Cloud and Automated Testing.

The Company's strategy is to focus on providing digital services within its IT Solutions business in both North America and in Europe. As part of this strategy, the Company also determined that there are certain lower margin staffing accounts within its business that are no longer part of the Company’s long-term business plan. The focus includes investing in business development, solutions, delivery, and marketing for IT Solutions. Additionally, the Company is critically evaluating each significant staffing engagement as it comes up for renewal to determine if the Company would continue to provide those services to its clients. These decisions are based on, among other factors, evaluating the work performed, the availability of the resources, the client, the long-term opportunities for the services provided at the client, and the revenue and profit associated with the engagement.

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

The Company makes decisions related to resource allocation based upon the contribution income of each of its segments. Contribution profit reflects gross profit less any expenses directly related to each respective segment. Those expenses primarily include sales, solutions, delivery, and recruiting expenses. General and administrative expenses are not allocated to the individual segments and primarily include corporate support costs such as finance and accounting, internal IT, human resources, benefits and marketing.

The operating results for the Company’s segments for the quarters ended March 31, 2023 and April 1, 2022 were as follows:

Quarter Ended March 31, 2023	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$23,196	$40,093	$14,913
Direct costs	14,212	30,769	13,086
Gross profit	8,984	9,324	1,827
Sales, solutions, delivery, and recruiting expenses	4,797	5,052	363
Contribution profit	$4,187	$4,272	$1,464	9,923
General and administrative expenses				9,216
Operating income				$707

Quarter Ended April 1, 2022	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$20,435	$42,478	$26,504
Direct costs	13,573	31,998	23,251
Gross profit	6,862	10,480	3,253
Sales, solutions, delivery, and recruiting expenses	3,130	5,229	810
Contribution profit	$3,732	$5,251	$2,443	11,426
General and administrative expenses				8,227
Operating income				$3,199

Depreciation allocated to Europe IT Solutions and Services totaled $0.2 million in both of the quarters ended March 31, 2023 and April 1, 2022. Depreciation allocated to North America IT Solutions and Services totaled $0.1 million in both of the quarters ended March 31, 2023 and April 1, 2022. Depreciation allocated to Non-Strategic Technology Services totaled less than $0.1 million in both of the quarters ended March 31, 2023 and April 1, 2022.

The Company has not provided any other expense or asset information for each of its segments as the Company’s CEO, who is the chief operating decision maker, does not use this information in any way to make resource decisions or to manage the segments. The Company does not prepare balance sheet or statement of cash flow information for its segments.

The Company's goodwill by segment at March 31, 2023 and December 31, 2022 was as follows:

(amounts in thousands)	March 31, 2023	December 31, 2022
North America IT Solutions and Services	$18,673	$18,753
Europe IT Solutions and Services	17,556	17,245
Total goodwill	$36,229	$35,998

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking information and statements made by the management of Computer Task Group, Incorporated (“CTG”, the “Company” or the “Registrant”) that are based on the beliefs of management as well as assumptions made by, and information currently available to, the Company, and are subject to a number of risks and uncertainties. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. These forward-looking statements are current only as of the date of this quarterly report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “expects,” “might,” “plans,” “may,” “will,” “would,” “should,” “could,” “seeks,” “estimates,”, “project,” “predict,” “potential,” “currently,” “continue,” “intends,” “outlook,” “forecasts,” “targets,” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of or trends in business strategy and expectations, new business opportunities, cost control initiatives, business wins, market demand, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors and risks could cause actual results to differ materially from those in the forward-looking statements, including the following:

•
the availability to CTG of qualified professional staff
•
competition for clients and talent, including technical, sales and management personnel
•
increased bargaining power of large clients
•
the occurrence of cyber incidents and the Company's ability to protect confidential client data
•
the partial or complete loss of the revenue the Company generates from its largest client, International Business Machines Corporation (IBM)
•
the uncertainty of clients' implementations of cost reduction projects
•
the mix of work between IT Solutions and Services and Non-Strategic Technology Services, and the risk of disengaging from Non-Strategic Technology Services
•
currency exchange risks
•
risks associated with domestic and foreign operations, including uncertainty and business interruptions resulting from political changes and actions in the U.S. and abroad, such as the conflict between Russian and Ukraine and recent developments in China, and volatility in the global credit and financial markets and economy
•
renegotiations, nullification, or breaches of contracts with clients, vendors, subcontractors or other parties
•
the impact of current and future laws and government regulations, as well as repeal or modification of such, affecting the IT solutions and services industry, taxes and the Company's operations in particular
•
industry, economic, and political conditions, including fluctuations in demand for IT services
•
consolidation among the Company's competitors or clients
•
the need to supplement or change our IT services in response to new offerings in the industry or changes in client requirements for IT products and solutions
•
the risks associated with acquisitions
•
actions of activist shareholders
•
the continuing effects of the COVID-19 pandemic and the regulatory, social, and business responses thereto on the Company’s business, operations, employees, contractors, and clients
•
unpredictability and severity of catastrophic events, including acts of terrorism, outbreak of war or hostilities, civil unrest, adverse climate or weather events and pandemics or other public health emergencies, as well as our response to any of the aforementioned factors, and
•
the risks described in Item 1A of the Company’s most recently filed annual report on Form 10-K and from time to time in the Company's other reports filed with the Securities and Exchange Commission (“SEC”). These may be obtained through the Securities and Exchange Commission’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at www.sec.gov.

Trends Impacting the Business

Macroeconomic Trends

In recent years, interest rates remained at historically low levels, primarily due to impacts to the U.S economy caused by COVID-19. More recently, higher consumer demand, lower interest rates, global supply chain disruption, and other factors have contributed to rapidly accelerating economic inflation. To offset the impacts of inflation, the Federal Open Market Committee ("FOMC") raised interest rates throughout 2022 and intends to continue raising rates into 2023. While the actual timing and extent of the future increases in interest rates remains unknown, higher long-term interest rates may have a material adverse impact to us as a higher cost of capital could significantly increase our interest expense on any debt we incur in the future. High inflation and interest rates are negatively impacting our clients spending, which may adversely impact our business, financial condition, cash flows and results of operations.

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

Industry Trends

The Company’s services include information and technology-related solutions. CTG provides these services to all of the markets that it serves. The services provided typically encompass the IT business solution life cycle, including phases for planning, developing, implementing, managing, and ultimately maintaining the IT solution. These services ensure that the Company's clients utilize the right information technology to meet their business needs, maximize their IT systems’ value, and operate efficiently and effectively. A typical client is an organization with large, complex technology, information, and data processing requirements.

The Company focuses a significant portion of its services through five vertical market areas: healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), financial services, manufacturing, technology service providers, and energy. The Company focuses on these five vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.

The Company’s revenue by vertical market as a percentage of total revenue for the quarters ended March 31, 2023 and April 1, 2022 was as follows:

	For the Quarter Ended
	March 31, 2023	April 1, 2022
Healthcare	18.7%	17.4%
Financial services	17.4%	16.5%
Manufacturing	16.4%	13.9%
Technology service providers	16.1%	23.8%
Energy	6.3%	5.3%
General markets	25.1%	23.1%
Total	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarters ended March 31, 2023 and April 1, 2022 was as follows:

	For the Quarter Ended
	March 31, 2023	April 1, 2022
Time-and-material	78.6%	77.2%
Progress billing	15.3%	18.9%
Percentage-of-completion	6.1%	3.9%
Total	100.0%	100.0%

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

The Company’s strategy throughout its operations is to expand the amount of IT solutions and services it provides to its clients as compared with staffing services, and to focus on delivering digital solutions. IT solutions and services provide significant value to the Company's clients, and drive higher bill rates and margins for the Company. Existing solutions include business, technology, and operations solutions that aid the Company's clients in digitally transforming their company, and ultimately meet the needs of its clients. The digital services the Company delivers includes the Internet of Things, Intelligent Automation, Data and Analytics and Cloud and Automated Testing.

The Company's strategy is to focus on providing digital services within its IT Solutions business in both North America and in Europe. As part of this strategy, the Company determined that there are certain lower margin staffing accounts within its business that are no longer part of the Company’s long-term business plan. The focus includes investing in business development, solutions, delivery, and marketing for IT Solutions. Additionally, the Company is critically evaluating each significant staffing engagement as it comes up for renewal to determine if the Company would continue to provide those services to its client. These decisions are based on, among other factors, evaluating the work performed, the availability of the resources, the client, the long-term opportunities for the services provided at the client, and the revenue and profit associated with the engagement.

Accordingly, the Company reports its operations in three segments within its business: North America IT Solutions and Services, Europe IT Solutions and Services, and Non-Strategic Technology Services.

The Company’s operating segments recorded revenue in the quarters ended March 31, 2023 and April 1, 2022 was as follows:

For the Quarter Ended:					Year-over-Year
(amounts in thousands)	March 31, 2023		April 1, 2022		Change
North America IT Solutions and Services	29.6%	$23,196	22.9%	$20,435	13.5%
Europe IT Solutions and Services	51.3%	40,093	47.5%	42,478	(5.6)%
Non-Strategic Technology Services	19.1%	14,913	29.6%	26,504	(43.7)%
Total	100.0%	$78,202	100.0%	$89,417	(12.5)%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	March 31, 2023		April 1, 2022
(amounts in thousands)
Revenue	100.0%	$78,202	100.0%	$89,417
Cost of services	74.3%	58,067	77.0%	68,822
Gross profit	25.7%	20,135	23.0%	20,595
Selling, general and administrative expenses	24.8%	19,428	19.4%	17,396
Operating income	0.9%	707	3.6%	3,199
Interest and other expense, net	(0.3)%	(230)	(0.3)%	(257)
Income before income taxes	0.6%	477	3.3%	2,942
Provision for income taxes	0.2%	162	0.8%	702
Net income	0.4%	$315	2.5%	$2,240

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

On a consolidated basis, North America IT Solutions and Services revenue increased approximately $2.8 million year-over-year to $23.2 million, or 29.6% of consolidated revenue in the 2023 first quarter. This compares with $20.4 million or 22.9% in the corresponding 2022 first quarter. The increase in North America IT Solutions and Services revenue in the 2023 first quarter was driven by the contributions from Eleviant, the Company's acquisition in 2022, and new customers or projects in digital IT solutions.

Europe IT Solutions and Services revenue decreased $2.4 million to $40.1 million and represented 51.3% of consolidated revenue in the 2023 first quarter. This compares with $42.5 million or 47.5% of revenue in the corresponding 2022 first quarter. The Europe IT Solutions and Services revenue decrease in the 2023 first quarter was primarily due to the weakness of the value of the Euro as compared with the U.S. dollar. Additionally, labor constraints have restricted the ability to respond to client demand. Approximately 99% of European revenue for the first quarter is in this segment, while the remaining 1% is in the Non-Strategic Technology Services segment. If there had been no change in the foreign currency exchange rates from the 2023 first quarter to the 2022 first quarter, revenue overall for the Company would have been approximately $2.0 million higher.

Non-Strategic Technology Services revenue decreased $11.6 million to $14.9 million and represented 19.1% of consolidated revenue in the 2023 first quarter. This compares with $26.5 million or 29.6% of revenue in the corresponding 2022 first quarter. The Non-Strategic Technology Services revenue decrease in the 2023 first quarter was primarily due to the Company continuing to disengage from a number of low margin, non-core staffing engagements in North America.

The Company recorded revenue by geography in the quarters ended March 31, 2023 and April 1, 2022 as follows:

For the Quarter Ended:	March 31, 2023		April 1, 2022		Year-over-Year Change
(amounts in thousands)
North America	48.4%	$37,859	51.7%	$46,262	(18.2)%
Europe	51.6%	40,343	48.3%	43,155	(6.5)%
Total	100.0%	$78,202	100.0%	$89,417	(12.5)%

There were 64 and 65 billable days in the 2023 and 2022 first quarters, respectively. Reimbursable expenses billed to clients and included in revenue were approximately $0.2 million and $0.4 million in the 2023 and 2022 first quarters, respectively.

The COVID-19 pandemic had limited financial impact on the Company’s operations in the 2023 and 2022 first quarters, although client demand for Non-Strategic Technology Services continued to be low. At this time, although the COVID-19 pandemic continues to affect all of the countries where the Company has operations, there is no clear visibility into the potential magnitude of a downturn in operations that could negatively affect financial results for the remainder of 2023.

The Company is experiencing significant competition for qualified resources due to a general shortage of available IT digital solutions talent. We believe this competition will continue in the future, and may have a negative impact on the Company’s revenue and operating profits if we are unable to hire the resources we need to meet demand from our clients on a timely basis.

The Company includes all billable consultants, consisting of both employees and subcontractors, and its support services in its headcount totals. CTG’s total headcount at March 31, 2023 was approximately 3,050, down from approximately 3,250 at April 1, 2022, and a decrease from approximately 3,200 at December 31, 2022. The decrease in headcount year-over-year is primarily due to the Company moving away from its lowest margin staffing business in the Company’s Non-Strategic Technology Services segment.

The revenue decrease in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was impacted in the 2023 first quarter by the strength of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, the currency used in the United Kingdom. Revenue in constant currency is measured by applying the current period's average exchange rate to the prior periods. Based on this methodology, revenue in the 2023 first quarter was $2.0 million lower due to foreign currency exchange fluctuations compared with the prior year first quarter, while operating income was about $0.1 million higher.

In the 2023 first quarter, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $8.2 million or 10.5% of consolidated revenue compared with $16.5 million or 18.5% of consolidated revenue in the comparable 2022 period. The National Technical Services Agreement with IBM expires on October 27, 2023. The Company’s accounts receivable from IBM at March 31, 2023 and December 31, 2022 totaled $9.2 million and $14.0 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2023 or 2022 first quarters.

The Company recorded operating results in the quarters ended March 31, 2023 and April 1, 2022 in its operating segments as follows:

North America IT Solutions and Services
(amounts in thousands)	March 31, 2023	April 1, 2022	Change
Revenue	100.0%	100.0%	—
Direct costs	61.3%	66.4%	(5.1)%
Gross margin	38.7%	33.6%	5.1%
Sales, solutions, delivery, and recruiting expenses	20.6%	15.3%	5.3%
Contribution margin	18.1%	18.3%	(0.2)%

Europe IT Solutions and Services
(amounts in thousands)	March 31, 2023	April 1, 2022	Change
Revenue	100.0%	100.0%	—
Direct costs	76.7%	75.3%	1.4%
Gross margin	23.3%	24.7%	(1.4)%
Sales, solutions, delivery, and recruiting expenses	12.6%	12.3%	0.3%
Contribution margin	10.7%	12.4%	(1.7)%

Non-Strategic Technology Services
(amounts in thousands)	March 31, 2023	April 1, 2022	Change
Revenue	100.0%	100.0%	—
Direct costs	87.7%	87.7%	0.0%
Gross margin	12.3%	12.3%	(0.0)%
Sales, solutions, delivery, and recruiting expenses	2.5%	3.1%	(0.6)%
Contribution margin	9.8%	9.2%	0.6%

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 61.3% and 66.4% of revenue in the North America IT Solutions and Services segment in the 2023 and 2022 first quarter, respectively, and 76.7% and 75.3% in the Europe IT Solutions and Services segment in the 2023 and 2022 first quarter, respectively. The decrease in direct costs year-over-year in the North America IT Solutions and Services segment was due to a concerted effort to deliver higher margin, digital services in these segments and the inclusion of the results of Eleviant in the 2023 first quarter. The increase in direct costs year-over-year in the Europe IT Solutions and Services segment was due to significant increases in wages as mandated by a number of the governments in which we operate in Europe. In Belgium, wages increased for our employees by approximately 11% on January 1, 2023, which drove higher direct costs. The Company is in the process of increasing bill rates to compensate for the increase in wage rates but expects that it will take most of 2023 to pass the increases through to clients, and most of the increases will occur in the second half of the year. Direct costs in the Non-Strategic Technology Services segment were 87.7% of revenue in both the 2023 and 2022 first quarters.

Selling, general and administrative (“SG&A”) expenses were 24.8% of revenue in the 2023 first quarter as compared with 19.4% in the corresponding 2022 period. The increase in SG&A expenses as a percentage of revenue in the 2023 first quarter as compared with the prior year period was due to significant investments in business development resources in the Company's IT Solutions and Services segments, and a loss of operating leverage resulting from lower revenue in the quarter.

Consolidated operating income was 0.9% and 3.6% of revenue in the 2023 and 2022 first quarters, respectively.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2023 and 2022 first quarter ETR was 34.0% and 23.9%, respectively. The ETR was higher in the 2023 first quarter as compared with the corresponding 2022 period primarily due to the tax benefit for windfalls from equity-based compensation transactions in the 2022 first quarter.

Net income was $0.02 per diluted share in the 2023 first quarter as compared with $0.15 per diluted share in the 2022 first quarter. Diluted earnings per share was calculated using 15.3 million and 15.0 million weighted-average equivalent shares outstanding in the quarters ended March 31, 2023 and April 1, 2022, respectively.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company’s significant accounting policies, along with the underlying assumptions and judgments made by the Company’s management in their application, have a significant impact on the Company’s condensed consolidated financial statements. The Company identifies its critical accounting estimates as those that are the most pervasive and important to the portrayal of the Company’s financial position and results of operations, and that require the most difficult, subjective and/or complex judgments by management regarding matters that are inherently uncertain. The Company’s most critical accounting estimates set forth below are related to income taxes, specifically relating to the valuation allowance for deferred income taxes, accounting for business combinations and the valuation of goodwill.

Income Taxes—Valuation Allowances on Deferred Tax Assets

At March 31, 2023, the Company had a total of approximately $3.8 million of deferred tax assets offset by a valuation allowance of approximately $0.6 million, resulting in a net deferred tax asset of approximately $3.2 million. Additionally, the Company had approximately $1.4 million of deferred tax liabilities recorded on its condensed consolidated balance sheet. The deferred tax assets and liabilities primarily consist of deferred compensation, loss carryforwards, and state taxes.

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

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the 2023 first quarter would have increased or decreased net income by approximately $5,000.

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

Goodwill Valuation

As of March 31, 2023, goodwill recorded on the Company's consolidated balance sheet totaled $36.2 million, which relates to the acquisitions completed by the Company between 2018 and 2022. The acquisition of Soft Company in 2018 is in the France IT Solutions and Services reporting unit, the 2019 acquisition of Tech-IT is in the Luxembourg IT Solutions and Services reporting unit, the 2020 acquisition of StarDust is in both the North America and France IT Solutions and

Services reporting units, while the 2022 acquisition of Eleviant is in the North America IT Solutions and Services reporting unit. As of March 31, 2023, goodwill consisted of $18.7 million associated with the North America IT Solutions and Services segment, while the balance of $17.5 million is associated with the Europe IT Solutions and Services segment.

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

Finally, we compared our estimates of fair value to the consolidated Company’s October 2022 month-end total public market capitalization, which included factoring in the business operations that do not have goodwill, and assessed implied control premiums. Based on the results of this analysis, we concluded that the estimated fair value determined under our approach for the annual goodwill impairment test for our France and Luxembourg reporting units in October 2022 was reasonable, and continues to be reasonable at the end of the 2023 first quarter.

From the impairment test, we noted the excess of the fair value over the carrying value for the France reporting unit is approximately 1%. The goodwill allocated to the France reporting unit at October 2022 month end totaled $12.2 million. While the reporting unit performed well and improved its results for the year ended October 2022 as compared with the prior year, there is no assurance it will continue to improve in the future. Additionally, challenges resulting from the current macroeconomic climate in France consisting of modest GDP growth matched with inflation of approximately 5% may make it difficult for the reporting unit to meet its targets in 2023.

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

We concluded that the goodwill assigned to the France, Luxembourg, and North America IT Solutions and Services reporting units as of October 2022 were not impaired, and that they continue to not be impaired as of March 31, 2023 as no impairment triggering events have been noted subsequently through the end of the 2023 first quarter. The estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on current available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events. In the event the business significantly under achieves its goals for revenue and profit growth in the future, especially considering the current highly inflationary macroeconomic environment in which the Company conducts its operations, the carrying value for this business unit may not be supportable using a discounted cash flow projection, and an impairment charge may exist.

Other Estimates

The Company has also made a number of estimates and assumptions relating to the reporting of its assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements pursuant to the rules and regulations of the SEC, the FASB, and other regulatory authorities. Such estimates primarily relate to the valuation of stock options for recording equity-based compensation expense, allowances for credit losses, investment valuation, discount rates associated with pension plans, incurred but not reported claims related to the Company's self-insured medical plan, valuation allowances for deferred tax assets, goodwill, acquisition and related accounting, legal matters, other contingencies, and estimates of progress toward completion and direct profit or loss on contracts, as applicable. As future events and their effect on the Company's operating results cannot be determined with precision, actual results could differ from these estimates. Changes in the economic climates in which the Company operates may affect these estimates and will be reflected in the Company’s consolidated financial statements in the event they occur.

Financial Condition and Liquidity

Operating activities used $2.6 million in cash in the 2023 first quarter compared with providing $4.4 million in the 2022 corresponding period. In 2023, net income was $0.3 million, while other non-cash adjustments, primarily consisting of depreciation and amortization expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $1.1 million. In 2022, net income was $2.2 million, while the corresponding non-cash adjustments totaled $1.5 million.

The accounts receivable balance increased $0.2 million in 2023 and decreased $8.5 million in 2022. The increase in accounts receivable in 2023 was due to the Company receiving payment on a large outstanding receivable balance in the first quarter of 2022 from a project completed in the 2021 fourth quarter which drove receivable balances down. The Company has a factoring agreement with its largest customer whereby invoices due in 90 days can be paid in as little as 15 days. During the 2023 first quarter, the Company factored approximately $10.4 million, compared with $4.5 million in the prior year first quarter. Days sales outstanding (DSO) was 83 days at March 31, 2023 and 76 days at April 1, 2022.

Prepaid and other current assets increased $1.3 million and $0.3 million in the 2023 and 2022 periods, respectively, due to the timing of payments made early in each respective year that are then expensed throughout the year.

The accounts payable balance increased $0.6 million and decreased $8.5 million in the 2023 and 2022 periods, respectively, primarily due to the timing of certain payments near the end of the first quarter of each year as compared with the prior year-end. Accrued compensation decreased $2.3 million and $1.6 million in the 2023 and 2022 periods, respectively. The 2023 decrease is primarily due to an overall decrease in headcount of approximately 200 year-over-year while the 2022 decrease is primarily due an overall decrease in headcount of approximately 450 year-over-year. Advance billings on contracts decreased $1.9 million in 2023 and increased $1.0 million in 2022. The change in advance billings in any given period is determined by the nature and type of existing projects, and the advance payments associated with those projects. Other current liabilities increased $1.9 million and $1.2 million in 2023 and 2022, respectively, due to the timing of vendor invoices received at the end of the quarter as compared with the prior year-end.

Investing activities used $0.7 million and $0.1 million of cash in the 2023 and 2022 periods, respectively. The Company has no significant commitments for the purchase of property and equipment at March 31, 2023.

Financing activities provided $1.1 million of cash in 2023 and used $0.8 million in 2022. Cash received from the exercise of stock options and from an employee stock purchase plan totaled approximately $0.1 million in both 2023 and 2022. The Company borrowed $5.4 million and made repayments of $4.1 million to fund working capital needs under the Company’s revolving credit line in 2023, while the Company did not borrow or make repayments in 2022. Payments made to taxing authorities that represent the value of shares withheld for taxes in employee equity-based compensation transactions totaled $0.4 million and $1.0 million in the 2023 and 2022 periods, respectively. The significant increase in 2023 was due to the vesting of the performance grants issued to the management team in 2020. The Company did not repurchase shares for treasury under its buyback program in either of the 2023 or 2022 first quarters. As of March 31, 2023, $7.7 million was available under the Company's authorization to purchase shares in future periods.

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

At March 31, 2023 and December 31, 2022, there were $1.4 million and no amounts outstanding under the Credit Agreement, respectively. The Company borrows or repays its debts as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

The maximum amounts outstanding under the Credit Agreement in the 2023 and 2022 first quarters were $3.4 million and zero, respectively, while borrowing during those quarters averaged $0.4 million and zero. The weighted average interest rate for the 2023 first quarter borrowings was 8.4%.

Under the Credit Agreement, the Company is required to meet one financial covenant in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenant is measured quarterly, and at March 31, 2023, represented a fixed charge coverage ratio, where for the trailing twelve months the consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for, amongst other items, equity-based compensation and severance expenses, must be greater than 1.0 times the consolidated interest expense paid in cash and any scheduled principal payments. The fixed charge coverage ratio is only tested if availability, subject to a maximum of the commitment of $50.0 million, on the measurement date is less than the greater of 12.5% of the total loan availability or $5.0 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves for each country included in the Credit Agreement (the United States, Belgium, and Luxembourg). Receivable balances from our largest client, IBM, have been removed from the Credit Agreement as collateral, as the Company had entered into a factoring arrangement for those receivables. Total availability as of March 31, 2023 was approximately $38.7 million. The Company’s compliance with its financial covenant was not required to be tested at March 31, 2023 as availability under the Credit Agreement was in excess of 12.5% of the total loan availability.

As part of the Eleviant acquisition, the Company has $0.1 million outstanding under a revolving line of credit as of March 31, 2023. The interest rate is 8.25%, and the amount outstanding is included in "Accounts Payable" on the Company's Consolidated Balance Sheet.

Of the total cash and cash equivalents reported on the condensed consolidated balance sheet at March 31, 2023 of $23.3 million, approximately $23.1 million was held by the Company’s foreign operations. Earnings are considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and does not intend to do so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

The Company believes existing internally available funds, cash potentially generated from future operations, and funds available under the Company's Credit Agreement (subject to collateral limits) totaling $48.4 million will be sufficient to meet foreseeable working capital and capital expenditure needs, fund stock repurchases, pay a dividend (if any are declared), fund acquisitions, and allow for future internal growth and expansion.

Off-Balance Sheet Arrangements

The Company has guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $1.3 million at March 31, 2023.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The objective of this ASU is to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Then in December 2022, the FASB issued ASU No. 2022-06 “Deferral of the Sunset Date of Topic 848” which amends and extends the sunset date to December 31, 2024. The Company does not expect a significant impact from the adoption of this standard as provisions have been made in our Credit Agreement to use an alternate benchmark interest rate when the use of LIBOR is discontinued.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations.

The revenue decrease in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was impacted in the 2023 first quarter by the strength of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, the currency used in the United Kingdom.

Revenue in constant currency is measured by applying the current period's average exchange rate to the prior periods. Based on this methodology, revenue in the 2023 first quarter was $2.0 million lower due to foreign currency exchange fluctuations compared with the prior year first quarter, while operating income was about $0.1 million lower.

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

Changes in Internal Control Over Financial Reporting

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. Except for the acquisition of Eleviant described above, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on March 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are involved from time to time in various legal proceedings arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving the Company and its subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters, if any, to have a material adverse effect on the financial position, results of operations, or cash flows of the Company. See footnote 12 to the Company’s audited financial statements for the period ended December 31, 2022 included in Part II, Item 8, “Financial Statements and Supplementary Data” of the Form 10-K.

Item 1A. Risk Factors

There were no material changes in the Company's risk factors from those previously disclosed in the Company's Form 10-K for the period ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved a total authorization for stock repurchases of $30.0 million.

The information below includes shares surrendered to the Company to satisfy tax withholding obligations associated with employee equity awards. The information for the fiscal first quarter of 2023 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased under the Plan or Program
January 1 - January 31	—	$—	—	$7,727,724
February 1 - February 28	—	$—	—	$7,727,724
March 1 - March 31	58,999	$7.74	—	$7,727,724
Total	58,999		—

** Excludes broker commissions

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

2023 Annual Meeting

On May 7, 2023, the Board of Directors set November 21, 2023 as the date of the Company’s 2023 Annual Meeting of Shareholders and set October 6, 2023 as the record date for determining shareholders entitled to vote at the Annual Meeting.

In accordance with Rule 14a-5(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has determined that proposals to be considered for inclusion in the Company's proxy statement for the Annual Meeting pursuant to Rule 14a-8 of the Exchange Act have been received at the Company’s principal executive offices no later than April 19, 2023. For all shareholder proposals made outside of Rule 14a-8 of the Exchange Act and for all shareholder nominations for director, our Restated By-laws require shareholders to give the Company advance notice of any proposal or director nomination to be submitted at an annual meeting of shareholders. The Restated By-laws prescribe the information to be contained in any such notice. To be timely, a shareholder’s notice with respect to a proposal made outside of Rule 14a-8 or director nomination for the annual meeting must be given, either by personal delivery or by United States mail, postage prepaid, to and received by the Secretary of the Company no earlier than July 24, 2023 and no later than August 23, 2023.

Item 6. Exhibits

Exhibit	Description	Reference

3.1

Restated Certificate of Incorporation of Computer Task Group, Incorporated (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 12, 2022)

###

3.2

Amended and Restated By-laws of Computer Task Group, Incorporated, amended as of March 14, 2023 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 15, 2023)

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

Date: May 9, 2023