Form 10-Q
period 2023-06-30
COMPUTER TASK GROUP INC
filed 2023-08-09
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	August 3, 2023
Common stock, par value $.01 per share	16,044,815

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Revenue	$74,588	$82,759	$152,790	$172,176
Cost of services	53,593	63,009	111,660	131,831
Gross profit	20,995	19,750	41,130	40,345
Selling, general and administrative expenses	20,710	16,577	40,138	33,973
Operating income	285	3,173	992	6,372
Interest and other income	72	99	200	190
Interest and other expense	436	484	794	832
Income (loss) before income taxes	(79)	2,788	398	5,730
Provision for income taxes	51	748	213	1,450
Net income (loss)	$(130)	$2,040	$185	$4,280
Net income (loss) per share:
Basic	$(0.01)	$0.14	$0.01	$0.30
Diluted	$(0.01)	$0.13	$0.01	$0.28
Weighted average shares outstanding:
Basic	14,832	14,419	14,768	14,309
Diluted	14,832	15,122	15,399	15,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(Unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net income (loss)	$(130)	$2,040	$185	$4,280

Foreign currency translation adjustment	110	(3,238)	1,054	(4,567)
Change in pension, net of taxes of $24 and $45 in the 2023 and 2022 second quarters, respectively, and $40 and $78 in the first two quarters of 2023 and 2022, respectively	60	580	104	911
Other comprehensive income (loss)	170	(2,658)	1,158	(3,656)

Comprehensive income (loss)	$40	$(618)	$1,343	$624

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$19,137	$25,140
Accounts receivable, net of allowances of $406 and $397 in 2023 and 2022, respectively	70,457	70,979
Prepaid and other current assets	4,992	3,769
Total current assets	94,586	99,888
Property, equipment and capitalized software, net	5,725	5,061
Operating lease right-of-use assets	19,398	18,506
Deferred income taxes	3,815	2,886
Acquired intangibles, net	12,210	12,943
Goodwill	36,245	35,998
Cash surrender value of life insurance, net	4,202	4,120
Other assets	2,320	2,101
Investments	155	116
Total assets	$178,656	$181,619
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$14,389	$14,254
Accrued compensation	14,859	19,016
Advance billings on contracts	4,030	5,480
Short-term operating lease liabilities	5,584	5,905
Other current liabilities	7,864	7,066
Income taxes payable	68	212
Total current liabilities	46,794	51,933
Long-term debt	—	—
Deferred compensation benefits	6,796	6,424
Long-term operating lease liabilities	13,686	12,466
Deferred income taxes	1,365	1,482
Other long-term liabilities	2,262	3,335
Total liabilities	70,903	75,640
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in 2023 and 2022	270	270
Capital in excess of par value	107,250	109,868
Retained earnings	114,836	114,651
Less: Treasury stock of 10,973,009 and 11,274,171 shares at cost, in 2023 and 2022, respectively	(100,455)	(103,504)
Accumulated other comprehensive loss	(14,148)	(15,306)
Total shareholders’ equity	107,753	105,979
Total liabilities and shareholders’ equity	$178,656	$181,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Two Quarters Ended
	June 30, 2023	July 1, 2022
Cash flow from operating activities:
Net income	$185	$4,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,755	1,400
Equity-based compensation expense	867	1,176
Deferred income taxes	(1,090)	155
Deferred compensation benefits	528	(97)
Loss on the sale of property and equipment	9	—
Changes in assets and liabilities that provide (use) cash, excluding the effects of acquisitions:
Accounts receivable	1,303	4,256
Prepaid and other current assets	(1,201)	(423)
Other long-term assets	(216)	(22)
Cash surrender value of life insurance	241	429
Accounts payable	(447)	(7,203)
Accrued compensation	(4,473)	(3,023)
Income taxes payable / receivable	(147)	442
Advance billings on contracts	(1,529)	455
Other current liabilities	683	1,005
Other long-term liabilities	(1,073)	4
Net cash provided by (used in) operating activities	(4,605)	2,834
Cash flow from investing activities:
Cash paid for acquisitions, net of cash acquired	82	—
Additions to property and equipment	(908)	(280)
Additions to capitalized software	(637)	—
Proceeds from sale of property & equipment	2	9
Premiums paid for life insurance	(323)	(450)
Net cash used in investing activities	(1,784)	(721)
Cash flow from financing activities:
Proceeds from long-term debt	16,924	—
Payments on long-term debt	(16,924)	—
Proceeds from stock option plan exercises	84	215
Taxes remitted for shares withheld from equity-based compensation transactions	(628)	(1,229)
Proceeds from Employee Stock Purchase Plan	108	84
Change in cash overdraft, net	444	223
Net cash provided by (used in) financing activities	8	(707)
Effect of exchange rates on cash and cash equivalents	378	(1,511)
Net decrease in cash and cash equivalents	(6,003)	(105)
Cash and cash equivalents at beginning of year	25,140	35,584
Cash and cash equivalents at end of quarter	$19,137	$35,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
(amounts in thousands)
Balances as of March 31, 2023	27,018	$270	$108,240	$114,966	11,112	$(101,854)	$(14,318)	$107,304
Employee Stock Purchase Plan share issuance	—	—	(17)	—	(8)	69	—	52
Stock Option Plan share issuance, net	—	—	(87)	—	(6)	103	—	16
Restricted stock plan share issuance/forfeiture	—	—	(1,408)	—	(125)	1,227	—	(181)
Equity-based compensation	—	—	522	—	—	—	—	522
Net loss	—	—	—	(130)	—	—	—	(130)
Foreign currency adjustment	—	—	—	—	—	—	110	110
Pension loss adjustment, net of tax	—	—	—	—	—	—	60	60
Balances as of June 30, 2023	27,018	$270	$107,250	$114,836	10,973	$(100,455)	$(14,148)	$107,753

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
(amounts in thousands)
Balances as of April 1, 2022	27,018	$270	$109,422	$110,282	11,599	$(106,628)	$(17,938)	$95,408
Employee Stock Purchase Plan share issuance	—	—	(1)	—	(5)	48	—	47
Stock Option Plan share issuance, net	—	—	(139)	—	(29)	264	—	125
Restricted Stock Plan share issuance/forfeiture	—	—	(995)	—	(66)	737	—	(258)
Equity-based compensation	—	—	603	—	—	—	—	603
Net income	—	—	—	2,040	—	—	—	2,040
Foreign currency adjustment	—	—	—	—	—	—	(3,238)	(3,238)
Pension loss adjustment, net of tax	—	—	—	—	—	—	580	580
Balances as of July 1, 2022	27,018	$270	$108,890	$112,322	11,499	$(105,579)	$(20,596)	$95,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
Balances as of December 31, 2022	27,018	$270	$109,868	$114,651	11,274	$(103,504)	$(15,306)	$105,979
Employee Stock Purchase Plan share issuance	—	—	(30)	—	(15)	138	—	108
Stock Option Plan share issuance, net	—	—	(204)	—	(24)	288	—	84
Restricted stock plan share issuance/forfeiture	—	—	(3,251)	—	(262)	2,623	—	(628)
Equity-based compensation	—	—	867	—	—	—	—	867
Net income	—	—	—	185	—	—	—	185
Foreign currency adjustment	—	—	—	—	—	—	1,054	1,054
Pension loss adjustment, net of tax	—	—	—	—	—	—	104	104
Balances as of June 30, 2023	27,018	$270	$107,250	$114,836	10,973	$(100,455)	$(14,148)	$107,753

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
Balances as of December 31, 2021	27,018	$270	$110,330	$108,042	11,668	$(107,265)	$(16,940)	$94,437
Employee Stock Purchase Plan share issuance	—	—	(3)	—	(9)	87	—	84
Stock Option Plan share issuance, net	—	—	(233)	—	(49)	448	—	215
Restricted Stock Plan share issuance/forfeiture	—	—	(2,380)	—	(111)	1,151	—	(1,229)
Equity-based compensation	—	—	1,176	—	—	—	—	1,176
Net income	—	—	—	4,280	—	—	—	4,280
Foreign currency adjustment	—	—	—	—	—	—	(4,567)	(4,567)
Pension loss adjustment, net of tax	—	—	—	—	—	—	911	911
Balances as of July 1, 2022	27,018	$270	$108,890	$112,322	11,499	$(105,579)	$(20,596)	$95,307

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal period where the last day of each of the first three quarters is a Friday. The 2023 second quarter began on April 1, 2023 and ended on June 30, 2023. The 2022 second quarter began on April 2, 2022 and ended on July 1, 2022. There were 64 billable days in both the 2023 and 2022 second quarters, and 128 and 129 billable days in the 2023 and 2022 year-to-date periods, respectively.

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

Subsequent Event

On August 9, 2023, subsequent to the end of the fiscal second quarter on June 30, 2023, the Company and the IT solutions provider Cegeka Groep nv (“Cegeka”), a company headquartered in Hasselt, Belgium, entered into a transaction for Cegeka to purchase all of the outstanding shares of CTG for $10.50 per share in cash, which represents an implied equity value for the Company of approximately $170 million. The closing of the transaction will be subject to customary conditions, including the expiration or termination of certain regulatory periods and the tender of shares representing at least two-thirds of CTG’s outstanding common stock in a tender offer, as required by the merger approval requirements under applicable New York law. The transaction is expected to close later in 2023. Upon the successful completion of the tender offer, Cegeka’s acquisition subsidiary will be merged into CTG, and any remaining shares of common stock of CTG will be cancelled and converted into the right to receive the same $10.50 per share in cash. After closing, CTG will become a privately held company and shares of CTG common stock will no longer be listed on any public market.

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

The segment revenue for the quarter and two quarters ended June 30, 2023 and July 1, 2022 was as follows:

For the Quarter Ended:					Year-over-Year
(amounts in thousands)	June 30, 2023		July 1, 2022		Change
North America IT Solutions and Services	34.8%	$25,997	24.6%	$20,339	27.8%
Europe IT Solutions and Services	51.5%	38,393	44.9%	37,160	3.3%
Non-Strategic Technology Services	13.7%	10,198	30.5%	25,260	(59.6)%
Total	100.0%	$74,588	100.0%	$82,759	(9.9)%

For the Two Quarters Ended:					Year-over-Year
(amounts in thousands)	June 30, 2023		July 1, 2022		Change
North America IT Solutions and Services	32.2%	$49,193	23.7%	$40,773	20.7%
Europe IT Solutions and Services	51.4%	78,486	46.2%	79,638	(1.4)%
Non-Strategic Technology Services	16.4%	25,111	30.1%	51,765	(51.5)%
Total	100.0%	$152,790	100.0%	$172,176	(11.3)%

The Company focuses a significant portion of its services through five vertical market focus areas: healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), financial services, technology service providers, manufacturing, and energy. The Company focuses on these five vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and two quarters ended June 30, 2023 and July 1, 2022 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Healthcare	23.4%	17.6%	20.9%	17.5%
Financial services	16.7%	15.3%	17.1%	15.8%
Technology service providers	14.8%	24.2%	15.5%	23.9%
Manufacturing	13.7%	15.2%	15.1%	14.5%
Energy	6.5%	6.6%	6.4%	5.9%
General markets	24.9%	21.1%	25.0%	22.4%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarter and two quarters ended June 30, 2023 and July 1, 2022 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Time-and-material	74.5%	77.7%	76.6%	77.6%
Progress billing	18.6%	17.7%	16.9%	18.1%
Percentage-of-completion	6.9%	4.6%	6.5%	4.3%
Total	100.0%	100.0%	100.0%	100.0%

The Company recorded revenue in the quarter and two quarters ended June 30, 2023 and July 1, 2022 as follows:

For the Quarter Ended:	June 30, 2023		July 1, 2022		Year-over-Year Change
(amounts in thousands)
North America	48.2%	$35,970	54.4%	$45,042	(20.1)%
Europe	51.8%	38,618	45.6%	37,717	2.4%
Total	100.0%	$74,588	100.0%	$82,759	(9.9)%

For the Two Quarters Ended:	June 30, 2023		July 1, 2022		Year-over-Year Change
(amounts in thousands)
North America	48.3%	$73,829	53.0%	$91,304	(19.1)%
Europe	51.7%	78,961	47.0%	80,872	(2.4)%
Total	100.0%	$152,790	100.0%	$172,176	(11.3)%

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

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2023, the aggregate transaction price allocated to unsatisfied or partially unsatisfied performance obligations for fixed-price contracts was approximately $6.8 million. Approximately $6.6 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2023, and approximately $0.2 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2024 and beyond. The Company uses the right to invoice practical expedient for time-and-material and progress billing contracts, therefore, no disclosure is required for unsatisfied performance obligations for contracts in which the Company recognized revenue at the amount to which it has the right to invoice for services performed.

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At June 30, 2023 and December 31, 2022, the carrying amounts of the Company’s cash of $19.1 million and $25.1 million, respectively, approximated fair value.

As described in Note 3 of the condensed consolidated financial statements, the Company acquired 100% of the equity of Eleviant in the 2022 third quarter. Level 3 inputs were used to estimate the fair values of the assets acquired and liabilities assumed. The valuation techniques used to assign fair values to intangible assets included the relief-from-royalty and excess earnings methods.

The Company has recorded a contingent consideration liability related to the earn-out provision of which a portion will be payable in each period subject to the achievement by Eleviant of revenue and gross profit targets for fiscal 2022, 2023 and 2024. There is no payout if the achievements are below the target threshold. However, in subsequent years, if the preceding year’s targets were not met, an earn-out can be earned for both years if the combined total for gross profit or revenue for the two years exceeds the combined two-year targets. During the 2023 second quarter, the Company paid approximately $0.9 million related to the earn-out based on the achievement by Eleviant of the revenue and gross profit targets for fiscal 2022. The fair value of the contingent consideration as of June 30, 2023 was $3.1 million.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies currently on 16 individuals, whose average age is 80 years old. Those policies have generated cash surrender value and the Company has taken loans against the policies. At June 30, 2023, the insurance policies that have been borrowed against have a gross cash surrender value of $30.1 million, outstanding loans and interest totaling $26.8 million, and a net cash surrender value of $3.3 million. At December 31, 2022, these insurance policies had a gross cash surrender value of $29.5 million, outstanding loans and interest totaling $26.0 million, and a net cash surrender value of $3.5 million. The net cash surrender values are included on the condensed consolidated balance sheets in “Cash surrender value of life insurance, net” under non-current assets.

At June 30, 2023 and December 31, 2022, the total death benefit for the remaining policies was approximately $37.8 million and $37.0 million, respectively. Currently, upon the death of all of the remaining plan participants, the

Company would expect to receive approximately $10.8 million after the payment of obligations, and, under current tax regulations, record a non-taxable gain of approximately $7.5 million.

Cash and Cash Equivalents, and Cash Overdrafts

For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. The Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment. In the event the Company has no available cash at the bank for which it writes its checks, the "change in cash overdraft, net" line item on the condensed consolidated statement of cash flows would be present, and represent the increase or decrease in outstanding checks for a given period. The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250,000. As of June 30, 2023 and December 31, 2022, the Company has multiple accounts that carry balances in excess of this insurable limit. The Company’s cash in its foreign bank accounts is not insured.

Accounts Receivable Factoring

As part of its working capital management, the Company has a factoring agreement to sell certain trade accounts receivables associated with its largest client on a non-recourse basis to a third-party financial institution. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. There were $2.0 million and zero trade accounts receivable sold under the factoring agreement during the quarters ended June 30, 2023 and July 1, 2022, respectively. Total trade accounts receivable sold under the factoring agreement were approximately $12.4 million and $4.5 million in the year-to-date periods ended June 30, 2023 and July 1, 2022, respectively. Fees for the factoring arrangement were recorded in cost of services and were less than $0.1 million and $0.1 million in the quarter and year-to-date period ended June 30, 2023, respectively, and were zero and less than $0.1 million in the quarter and year-to-date period ended July 1, 2022, respectively.

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at June 30, 2023 and December 31, 2022 were recorded as follows:

(amounts in thousands)	June 30, 2023	December 31, 2022
Property, equipment and capitalized software	$16,243	$15,086
Accumulated depreciation and amortization	(10,518)	(10,025)
Property, equipment and capitalized software, net	$5,725	$5,061

Depreciation expense for the Company totaled $0.5 million and $0.4 million in the quarters ended June 30, 2023 and July 1, 2022, respectively, and $0.9 million in both of the year-to-date periods ended June 30, 2023, and July 1, 2022. The Company capitalizes software projects developed for commercial use. The change in the Company’s capitalized software cost balance during the quarter and two quarters ended June 30, 2023 and July 1, 2022 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Capitalized software, beginning balance	$1,508	$1,573	$1,484	$1,607
Additions	714	—	714	—
Foreign currency translation	26	(89)	50	(123)
Capitalized software	$2,248	$1,484	$2,248	$1,484

Capitalized software amortization periods range from three to five years, and are evaluated periodically for propriety. Amortization expense and accumulated amortization for these projects for the quarter and two quarters ended June 30, 2023 and July 1, 2022 are as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Accumulated amortization, beginning balance	$1,315	$1,050	$1,232	$978
Amortization expense	126	34	209	106
Accumulated amortization	$1,441	$1,084	$1,441	$1,084

During the quarter and two quarters ended June 30, 2023 and July 1, 2022, the Company's change in work-in-progress costs related to software projects being developed was as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Capitalized software, work-in-progress, beginning balance	$714	$—	$473	$—
Additions	396	—	637	—
Placed into service	(714)	—	(714)	—
Capitalized software, work-in-progress, ending balance	$396	$—	$396	$—

Guarantees

The Company has a number of guarantees in place in its European operations that support office leases and performance under government contracts. These guarantees totaled approximately $1.4 million and $3.0 million at June 30, 2023 and December 31, 2022, respectively, and have expiration dates ranging from July 2023 through October 2034.

Goodwill

The goodwill recorded on the Company's condensed consolidated balance sheet at June 30, 2023 relates to previous acquisitions, including Eleviant in 2022. In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment exist in interim periods. There were no impairment indicators noted in the quarter and two quarters ended June 30, 2023 and July 1, 2022.

The changes in the carrying amount of goodwill for the two quarters ended June 30, 2023 are as follows:

(amounts in thousands)
Balance at December 31, 2022	$35,998
Working capital adjustment - acquisitions	(82)
Foreign currency translation	329
Balance at June 30, 2023	$36,245

The Company's goodwill by segment at June 30, 2023 and December 31, 2022 was as follows:

(amounts in thousands)	June 30, 2023	December 31, 2022
North America IT Solutions and Services	$18,700	$18,753
Europe IT Solutions and Services	17,545	17,245
Total goodwill	$36,245	$35,998

Acquired Intangible Assets

Acquired intangible assets at June 30, 2023 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 years	$1,532	$(1,404)	$(128)	$—
Technology	10 years	1,141	(234)	(13)	894
Customer relationships	7-13 years	17,196	(4,886)	(994)	11,316
Total		$19,869	$(6,524)	$(1,135)	$12,210

Acquired intangible assets at December 31, 2022 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 years	$1,532	$(1,380)	$(152)	$—
Technology	10 years	1,141	(161)	(23)	957
Customer relationships	7-13 years	17,196	(4,053)	(1,157)	11,986
Total		$19,869	$(5,594)	$(1,332)	$12,943

Estimated amortization expense for the remainder of 2023, the five succeeding years, and thereafter is as follows:

Year	Annual Amortization
(amounts in thousands)
2023 (remaining)	$854
2024	1,709
2025	1,709
2026	1,709
2027	1,300
2028	1,218
Thereafter	3,711
Total	$12,210

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The objective of this ASU is to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Then in December 2022, the FASB issued ASU No. 2022-06 “Deferral of the Sunset Date of Topic 848” which amends and extends the sunset date to December 31, 2024. The Company has not elected any of the practical expedients or scope exceptions to date related to this standard. We will continue to review our contracts and arrangements that will be affected by a discontinued reference rate during the transition period.

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

An earn-out of $5.0 million can be earned, a portion of which will be payable in each period subject to the achievement of revenue and gross profit targets for fiscal 2022, 2023 and 2024. Additionally, for each $10,000 of gross profit or revenue achieved above the targets, an additional $2,000 can be earned, with no maximum limit. There is no payout if the achievement is below the target threshold. However, in subsequent years, if the preceding year’s targets were not met, an earn-out can be earned for both years if the combined total for gross profit or revenue for the two years exceeds the combined two-year targets. The fair value as of the September 29, 2022 acquisition date was $4.0 million. The fair value of the remaining contingent consideration liability was determined to be approximately $3.1 million as of June 30, 2023. Approximately $1.6 million and $1.5 million of the remaining contingent consideration liabilities is recorded in "Other current liabilities" and "Other long-term liabilities", respectively, on the consolidated balance sheet as of June 30, 2023. The Company made a payment of $0.9 million related to the earn-out based upon achievement by Eleviant of revenue and gross profit targets for the 2022 fiscal year in the 2023 second quarter.

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

The following table summarizes the preliminary allocation of the aggregate purchase price consideration to the fair value of the assets acquired and liabilities assumed as of September 29, 2022:

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

The Company incurred acquisition-related expenses related to retention bonuses and amortization of intangible assets of approximately $0.3 million and $0.7 million in the quarter and year-to-date period ended June 30, 2023, respectively, which were recorded as a component of selling, general, and administrative expenses in the consolidated statements of income. The accounting for this acquisition was updated in the first quarter of 2023, including a working capital adjustment of $0.1 million, but the preliminary purchase accounting for intangible assets has not yet been finalized as of June 30, 2023.

4.
Net Income (Loss) Per Share

Basic and diluted earnings per share (EPS) for the quarter and two quarters ended June 30, 2023 and July 1, 2022 were as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands, except per-share data)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Weighted-average number of shares outstanding during period	14,832	14,419	14,768	14,309
Common stock equivalents from incremental shares under equity-based compensation plans	—	703	631	741
Number of shares on which diluted earnings per share is based	14,832	15,122	15,399	15,050
Net income (loss)	$(130)	$2,040	$185	$4,280
Net income (loss) per share
Basic	$(0.01)	$0.14	$0.01	$0.30
Diluted	$(0.01)	$0.13	$0.01	$0.28

Weighted-average shares represent the average number of issued shares less treasury shares, and for the basic EPS calculations, unvested restricted stock.

For the quarter ended June 30, 2023, the diluted share amount reported is equal to the basic per share amount as the Company was in a net loss position and as a result, any dilution from incremental shares under equity-based compensation plans would be considered anti-dilutive. If the Company had net income, and assuming dilution, certain options representing 1.0 million and 0.6 million shares of common stock were outstanding at June 30, 2023 and July 1, 2022, respectively, but would not have been or were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

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

Lease costs for the quarter and two quarters ended June 30, 2023 and July 1, 2022 were as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Operating lease costs	$1,835	$1,625	$3,650	$3,447
Variable lease costs	108	84	212	173
Short-term lease costs	135	111	259	212

Maturities for the Company’s lease liabilities for all operating leases as of June 30, 2023 are as follows:

Total
Year	Operating Leases
(amounts in thousands)
2023 (remaining)	$3,235
2024	5,129
2025	3,888
2026	2,727
2027	1,545
2028 & thereafter	3,843
Total undiscounted operating lease payments	20,367
Less: Interest	(1,097)
Total present value of operating lease liabilities	$19,270

Operating lease payments exclude $1.3 million of legally binding lease payments for leases signed, but not yet commenced. The weighted average remaining lease terms and discount rates for all operating leases as of June 30, 2023 and July 1, 2022 were as follows:

	June 30, 2023	July 1, 2022
Weighted average remaining lease term (years)	5.39	5.79
Weighted average remaining discount rate	2.39%	2.34%

Supplemental cash flow information related to the Company’s operating leases for the 2023 year-to-date period is as follows:

(amounts in thousands)	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$3,650
Right-of-use assets obtained in exchange for new operating lease liabilities	2,127

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

At both June 30, 2023 and December 31, 2022, there were zero outstanding under the Credit Agreement. The Company borrows or repays its debts as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

The maximum amounts outstanding under the Credit Agreement in the 2023 and 2022 second quarters were $3.6 million and zero, respectively, while borrowing during those quarters averaged $0.6 million and zero. The weighted average interest rate for the 2023 second quarter borrowings was 8.5%.

Under the Credit Agreement, the Company is required to meet one financial covenant in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenant is measured quarterly, and at June 30, 2023 represented a fixed charge coverage ratio, where for the trailing twelve months the consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for, amongst other items, equity-based compensation and severance expenses, must be greater than 1.0 times the consolidated interest expense paid in cash and any scheduled principal payments. The fixed charge coverage ratio is only tested if availability, subject to a maximum of the commitment of $50.0 million, on the measurement date is less than the greater of 12.5% of the total loan availability or $5.0 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves for each country included in the Credit Agreement (the United States, Belgium, and Luxembourg). Receivable balances from our largest client, IBM, have been removed from the Credit Agreement as collateral, as the Company had entered into a factoring arrangement for those receivables. Total availability as of June 30, 2023 was approximately $40.1 million. The Company’s compliance with its financial covenant was not required to be tested at June 30, 2023 as the availability under the Credit Agreement was in excess of 12.5% of the total loan availability. The Company was also in compliance with its applicable covenants at July 1, 2022.

Eleviant has a revolving credit facility totaling $1.3 million. The Company did not have any amount outstanding under this line as of June 30, 2023. The interest rate on borrowings when made is 8.75%.

7.
Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at June 30, 2023 and December 31, 2022 are as follows:

(amounts in thousands)	June 30, 2023	December 31, 2022
Foreign currency translation adjustment	$(9,939)	$(10,993)
Pension loss, net of tax of $715 in 2023 and $755 in 2022	(4,209)	(4,313)
Accumulated other comprehensive loss	$(14,148)	$(15,306)

During the 2023 and 2022 second quarter and year-to-date periods, actuarial losses were amortized to expense as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Amortization of actuarial losses	$107	$125	$213	$255
Income tax	(24)	(21)	(48)	(42)
Net of tax	$83	$104	$165	$213

The amortization of both prior service cost and actuarial losses, with the exception of the actuarial gains related to the post retirement benefit plan, are included in determining net periodic pension cost. See Note 9, "Deferred Compensation and Other Benefits" for additional information.

8.
Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2023 second quarter and year-to-date ETR was (64.6)% and 53.5%, respectively, and the 2022 second quarter and year-to-date ETR was 26.8% and 25.3%, respectively.

The ETR was higher in the 2023 second quarter and year-to-date periods as compared with the corresponding 2022 periods primarily due to the increased losses of the Company's foreign subsidiaries for which no tax benefit can be recorded due to valuation allowances.

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

Net periodic pension cost for the quarter and two quarters ended June 30, 2023 and July 1, 2022 for the plans is as follows:

	For the Quarter Ended		For the Two Quarters Ended
(amounts in thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Service cost	$113	$104	$191	$213
Interest cost	252	84	487	173
Expected return on assets	(169)	(162)	(336)	(332)
Amortization of actuarial loss	106	126	212	257
Net periodic pension cost	$302	$152	$554	$311

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see Note 2 for “Life Insurance Policies”). The Company does not anticipate contributing to the plan other than for benefit payments as required in 2023 and future years. In the 2023 second quarter and year-to-date period, the Company made benefit payments totaling $0.1 million and $0.2 million, respectively, and expects to make payments in 2023 totaling approximately $0.5 million. The Company made benefit payments totaling approximately $0.2 million and $0.3 million in the 2022 second quarter and year-to-date period, respectively.

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

The BDBP is considered fully funded. The Company made contributions of $0.2 million and $0.1 million in the 2023 and 2022 second quarters, respectively, and $0.4 million and $0.3 million in the 2023 and 2022 year-to-date periods, respectively. The Company made benefit payments totaling less than $0.1 million in both the 2023 and 2022 second quarters, and expects to make payments in 2023 totaling $0.1 million.

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

The Company maintains various other defined contribution retirement plans covering employees from Europe and India. Company contributions charged to operations were $0.1 million in both the 2023 and 2022 second quarters, and $0.2 million in both the year-to-date periods ended June 30, 2023 and July 1, 2022.

The change in the fair value of plan assets for the plans for the two quarters ended June 30, 2023 and July 1, 2022 was as follows:

	For the Two Quarters Ended
(amounts in thousands)	June 30, 2023	July 1, 2022
Fair value of plan assets at beginning of period	$19,723	$19,956
Return on plan assets	336	332
Contributions	704	581
Benefits paid	(453)	(457)
Effect of exchange rate changes	349	(1,615)
Fair value of plan assets at end of quarter	$20,659	$18,797

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made no cash contributions in either the 2023 or 2022 second quarter or year-to-date periods for amounts earned in the previous year. Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were no stock units purchased during the 2023 or 2022 second quarter or year-to-date periods.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. The Company made cash contributions of less than $0.1 million during both the 2023 and 2022 second quarters, and less than $0.1 million during both the 2023 and 2022 year-to-date periods. The remaining contributions deposited in the directors’ accounts in the 2023 and 2022 second quarter and year-to-date periods consisted of equity grants from the 2020 Equity Award Plan. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

10.
Equity-based Compensation

During the 2023 second quarter and year-to-date period, the Company granted restricted stock totaling 185,368 and 398,390 shares, respectively. During the 2022 second quarter and year-to-date period, the Company granted restricted stock totaling 139,315 and 290,871 shares, respectively. All grants in 2023 and 2022 were funded out of treasury stock.

Director Board fees are paid in part with quarterly grants of stock units. Of the total shares granted during the 2023 second quarter and year-to-date period, 15,260 and 29,775 shares represented restricted stock units that were granted to Board members, respectively. The shares vest over the quarter in which they were granted and the Company is expensing these grants as such. Grants of similar units to the Board members totaled 12,200 and 24,535 shares of restricted stock units in the 2022 second quarter and year-to-date period, respectively.

Of the shares granted in the 2023 first quarter, 198,507 shares were granted to senior management, of which 132,340 shares included a performance condition. The shares will only vest, in part, to senior management if at least 80% of a three-year cumulative target for diluted earnings per share is met for the three-year period ended December 31, 2025. If at least 80% of the three-year EPS target is not met, the grants will expire. Of the shares granted during 2022 first quarter, 139,221 shares were granted to senior management, of which 92,815 shares included a performance condition. The shares will only vest in part, to senior management if at least 80% of a three-year cumulative target for diluted earnings per share is met for the three-year period ended December 31, 2024. If at least 80% of the three-year EPS target is not met, the grants will expire. Management continually evaluates the probability of these performance conditions being met.

The remaining shares granted in the 2023 and 2022 second quarter and year-to-date periods include shares that vest ratably over a period of three or four years, beginning one year from the date of grant.

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

11.
Treasury Stock

The Company’s Board of Directors has previously authorized the repurchase of up to $30.0 million of the Company’s stock. The Company did not purchase shares for treasury during the 2023 or 2022 second quarter or year-to-date periods. As of June 30, 2023 and July 1, 2022, the Company had approximately $7.7 million left in its current stock repurchase authorization.

The Company issued 208,158 and 452,760 shares during the 2023 second quarter and year-to-date period, respectively, to fulfill the requirements from the grant of restricted shares or units and the exercise of stock options.

The Company issued 177,935 and 349,491 shares during the 2022 second quarter and year-to-date period, respectively, to fulfill the requirements from the grant of restricted shares or units and the exercise of stock options

12.
Significant Clients

In the 2023 second quarter, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $6.6 million or 8.8% of consolidated revenue compared with $15.9 million or 19.2% of consolidated revenue in the comparable 2022 period. In the 2023 year-to-date period, IBM accounted for $14.8 million or 9.7% of consolidated revenue, compared with $32.4 million or 18.8% of consolidated revenue in the comparable 2022 period. The National Technical Services Agreement with IBM expires on October 27, 2023. The Company’s accounts receivable from IBM at June 30, 2023 and December 31, 2022 totaled $9.2 million and $14.0 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2023 or 2022 second quarter or year-to-date periods.

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

The operating results for the Company’s segments for the quarter and two quarters ended June 30, 2023 and July 1, 2022 were as follows:

Quarter Ended June 30, 2023	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$25,997	$38,393	$10,198
Direct costs	15,485	29,150	8,958
Gross profit	10,512	9,243	1,240
Sales, solutions, delivery, and recruiting expenses	4,715	5,288	373
Contribution profit	$5,797	$3,955	$867	10,619
General and administrative expenses				10,334
Operating income				$285

Quarter Ended July 1, 2022	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$20,339	$37,160	$25,260
Direct costs	13,260	27,578	22,171
Gross profit	7,079	9,582	3,089
Sales, solutions, delivery, and recruiting expenses	3,532	4,855	701
Contribution profit	$3,547	$4,727	$2,388	10,662
General and administrative expenses				7,489
Operating income				$3,173

Two Quarters Ended June 30, 2023	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$49,193	$78,486	$25,111
Direct costs	29,697	59,919	22,044
Gross profit	19,496	18,567	3,067
Sales, solutions, delivery, and recruiting expenses	9,512	10,340	736
Contribution profit	$9,984	$8,227	$2,331	20,542
General and administrative expenses				19,550
Operating income				$992

Two Quarters Ended July 1, 2022	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$40,773	$79,638	$51,765
Direct costs	26,832	59,577	45,422
Gross profit	13,941	20,061	6,343
Sales, solutions, delivery, and recruiting expenses	6,663	10,083	1,512
Contribution profit	$7,278	$9,978	$4,831	22,087
General and administrative expenses				15,715
Operating income				$6,372

Depreciation allocated to Europe IT Solutions and Services totaled $0.2 million and $0.1 million in the quarters ended June 30, 2023 and July 1, 2022, respectively, and $0.3 million in both the 2023 and 2022 year-to-date periods. Depreciation allocated to North America IT Solutions and Services totaled $0.2 million and $0.1 million in the quarters ended June 30, 2023 and July 1, 2022, respectively, and $0.3 million and $0.2 million in the 2023 and 2022 year-to-date periods, respectively. Depreciation allocated to Non-Strategic Technology Services totaled less than $0.1 million in both of the quarters ended June 30, 2023 and July 1, 2022, and less than $0.1 million in both the 2023 and 2022 year-to-date periods.

The Company has not provided any other expense or asset information for each of its segments as the Company’s CEO, who is the chief operating decision maker, does not use this information in any way to make resource decisions or to manage the segments. The Company does not prepare balance sheet or statement of cash flow information for its segments.

The Company's goodwill by segment at June 30, 2023 and December 31, 2022 was as follows:

(amounts in thousands)	June 30, 2023	December 31, 2022
North America IT Solutions and Services	$18,700	$18,753
Europe IT Solutions and Services	17,545	17,245
Total goodwill	$36,245	$35,998

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

Subsequent Event

On August 9, 2023, subsequent to the end of the fiscal second quarter on June 30, 2023, the Company and the IT solutions provider Cegeka Groep nv (“Cegeka”), a company headquartered in Hasselt, Belgium, entered into a transaction for Cegeka to purchase all of the outstanding shares of CTG for $10.50 per share in cash, which represents an implied equity value for the Company of approximately $170 million. The closing of the transaction will be subject to customary conditions, including the expiration or termination of certain regulatory periods and the tender of shares representing at least two-thirds of CTG’s outstanding common stock in a tender offer, as required by the merger approval requirements under applicable New York law. The transaction is expected to close later in 2023. Upon the successful completion of the tender offer, Cegeka’s acquisition subsidiary will be merged into CTG, and any remaining shares of common stock of CTG will be cancelled and converted into the right to receive the same $10.50 per share in cash. After closing, CTG will become a privately held company and shares of CTG common stock will no longer be listed on any public market.

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

The Company focuses a significant portion of its services through five vertical market focus areas: healthcare (which includes services provided to healthcare providers, health insurers (payers), and life sciences companies), financial services, technology service providers, manufacturing, and energy. The Company focuses on these five vertical areas as it believes that these areas are either higher growth markets than the general IT services market and the general economy, or are areas that provide greater potential for the Company’s growth due to the size of the vertical market. The remainder of CTG’s revenue is derived from general markets.

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and two quarters ended June 30, 2023 and July 1, 2022 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Healthcare	23.4%	17.6%	20.9%	17.5%
Financial services	16.7%	15.3%	17.1%	15.8%
Technology service providers	14.8%	24.2%	15.5%	23.9%
Manufacturing	13.7%	15.2%	15.1%	14.5%
Energy	6.5%	6.6%	6.4%	5.9%
General markets	24.9%	21.1%	25.0%	22.4%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarter and two quarters ended June 30, 2023 and July 1, 2022 was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Time-and-material	74.5%	77.7%	76.6%	77.6%
Progress billing	18.6%	17.7%	16.9%	18.1%
Percentage-of-completion	6.9%	4.6%	6.5%	4.3%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s operating segments recorded revenue in the quarter and two quarters ended June 30, 2023 and July 1, 2022 was as follows:

For the Quarter Ended:					Year-over-Year
(amounts in thousands)	June 30, 2023		July 1, 2022		Change
North America IT Solutions and Services	34.8%	$25,997	24.6%	$20,339	27.8%
Europe IT Solutions and Services	51.5%	38,393	44.9%	37,160	3.3%
Non-Strategic Technology Services	13.7%	10,198	30.5%	25,260	(59.6)%
Total	100.0%	$74,588	100.0%	$82,759	(9.9)%

For the Two Quarters Ended:					Year-over-Year
(amounts in thousands)	June 30, 2023		July 1, 2022		Change
North America IT Solutions and Services	32.2%	$49,193	23.7%	$40,773	20.7%
Europe IT Solutions and Services	51.4%	78,486	46.2%	79,638	(1.4)%
Non-Strategic Technology Services	16.4%	25,111	30.1%	51,765	(51.5)%
Total	100.0%	$152,790	100.0%	$172,176	(11.3)%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	June 30, 2023		July 1, 2022
(amounts in thousands)
Revenue	100.0%	$74,588	100.0%	$82,759
Cost of services	71.9%	53,593	76.1%	63,009
Gross profit	28.1%	20,995	23.9%	19,750
Selling, general and administrative expenses	27.7%	20,710	20.1%	16,577
Operating income	0.4%	285	3.8%	3,173
Interest and other expense, net	(0.5)%	(364)	(0.4)%	(385)
Income (loss) before income taxes	(0.1)%	(79)	3.4%	2,788
Provision for income taxes	0.1%	51	0.9%	748
Net income (loss)	(0.2)%	$(130)	2.5%	$2,040

For the Two Quarters Ended:	June 30, 2023		July 1, 2022
(amounts in thousands)
Revenue	100.0%	$152,790	100.0%	$172,176
Cost of services	73.1%	111,660	76.6%	131,831
Gross profit	26.9%	41,130	23.4%	40,345
Selling, general and administrative expenses	26.3%	40,138	19.7%	33,973
Operating income	0.6%	992	3.7%	6,372
Interest and other expense, net	(0.3)%	(594)	(0.4)%	(642)
Income before income taxes	0.3%	398	3.3%	5,730
Provision for income taxes	0.2%	213	0.8%	1,450
Net income	0.1%	$185	2.5%	$4,280

The Company’s strategic plan includes investing in IT solutions-based business development, marketing and solutions resources as part of a concerted effort to increase the mix of solutions services within its total revenue. Generally, solutions services have much higher bill rates and produce higher profits than IT staffing services. Additionally, within solutions, the Company is focused on expanding the digital solutions it provides, including cloud related activities, robotic process automation and artificial intelligence, in response to the demand in the end markets where services are provided. Finally, as a third part of its plan, the Company is on focused on disengaging from its lowest margin staffing business, which are included in the Non-Strategic Technology Services segment.

On a consolidated basis, North America IT Solutions and Services revenue increased approximately $5.7 million year-over-year to $26.0 million, or 34.8% of consolidated revenue in the 2023 second quarter, and increased approximately $8.4 million year-over-year to $49.2 million, or 32.2% of consolidated revenue in the 2023 year-to-date period. This compares with $20.3 million, or 24.6% in the corresponding 2022 second quarter, and $40.8 million, or 23.7% in the corresponding 2022 year-to-date period. The increase in North America IT Solutions and Services revenue in the 2023 second quarter was driven by the contributions from Eleviant, the Company's acquisition in 2022, and new customers or projects in digital IT solutions resulting from the business development investments the Company has been making in this segment.

Europe IT Solutions and Services revenue increased $1.2 million to $38.4 million and represented 51.5% of consolidated revenue in the 2023 second quarter, and decreased approximately $1.2 million year-over-year to $78.5 million, or 51.4% of consolidated revenue in the 2023 year-to-date period. This compares with $37.2 million or 44.9% of revenue in the corresponding 2022 second quarter, and $79.6 million or 46.2% of consolidated revenue in the 2022 year-to-date period. The Europe IT Solutions and Services revenue increase in the 2023 second quarter was primarily due to the strength of the value of the Euro as compared with the U.S. dollar. Approximately 99% of European revenue for the second quarter is in this segment, while the remaining 1% is in the Non-Strategic Technology Services segment. If there had been no change in the foreign currency exchange rates from the 2022 second quarter to the 2023 second quarter, revenue overall for the Company would have been approximately $0.8 million lower. If there had been no change in the foreign currency exchange rates from the 2022 year-to-date period to the corresponding 2023 period, revenue overall for the Company would have been approximately $1.2 million higher.

Non-Strategic Technology Services revenue decreased $15.1 million to $10.2 million and represented 13.7% of consolidated revenue in the 2023 second quarter, and decreased approximately $26.7 million year-over-year to $25.1 million, or 16.4% of consolidated revenue in the 2023 year-to-date period. This compares with $25.3 million or 30.5% of revenue in the corresponding 2022 second quarter, and $51.8 million or 30.1% in the corresponding 2022 year-to-date period. The Non-Strategic Technology Services revenue decreases in the 2023 second quarter and year-to-date period were primarily due to the Company continuing to disengage from a number of low margin, non-core staffing engagements in North America and the high inflationary macroeconomic conditions which lowered demand in this segment throughout 2023.

The Company recorded revenue by geography in the quarter and two quarters ended June 30, 2023 and July 1, 2022 as follows:

For the Quarter Ended:	June 30, 2023		July 1, 2022		Year-over-Year Change
(amounts in thousands)
North America	48.2%	$35,970	54.4%	$45,042	(20.1)%
Europe	51.8%	38,618	45.6%	37,717	2.4%
Total	100.0%	$74,588	100.0%	$82,759	(9.9)%

For the Two Quarters Ended:	June 30, 2023		July 1, 2022		Year-over-Year Change
(amounts in thousands)
North America	48.3%	$73,829	53.0%	$91,304	(19.1)%
Europe	51.7%	78,961	47.0%	80,872	(2.4)%
Total	100.0%	$152,790	100.0%	$172,176	(11.3)%

There were 64 billable days in both the 2023 and 2022 second quarters. Reimbursable expenses billed to clients and included in revenue were approximately $0.1 million and zero in the 2023 and 2022 second quarters, respectively.

There were 128 and 129 billable days in the 2023 and 2022 year-to-date periods, respectively. Reimbursable expenses billed to clients and included in revenue totaled $0.3 million in both the 2023 and 2022 year-to-date periods.

The COVID-19 pandemic had limited financial impact on the Company’s operations in the 2023 and 2022 second quarters, although client demand for Non-Strategic Technology Services continued to be low. During 2023, to start the year, the Company faced challenging macroeconomic conditions and high inflation. Although the COVID-19 pandemic and macroeconomic conditions continue to affect all of the countries where the Company has operations, there is no clear visibility into the potential magnitude of a downturn in operations that could negatively affect financial results for the remainder of 2023.

The Company is experiencing significant competition for qualified resources due to a general shortage of available IT digital solutions talent. We believe this competition will continue in the future, and may have a negative impact on the Company’s revenue and operating profits if we are unable to hire the resources we need to meet demand from our clients on a timely basis.

The Company includes all billable consultants, consisting of both employees and subcontractors, and its support services in its headcount totals. CTG’s total headcount at June 30, 2023 was approximately 2,900, down from approximately 3,200 at July 1, 2022, and at December 31, 2022. The decrease in headcount year-over-year is primarily due to the Company's disengagement from its lowest margin staffing business in the Company’s Non-Strategic Technology Services segment, as well as reduced demand in the segment.

The revenue decrease in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was impacted in the 2023 second quarter and year-to-date period by the weakness of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, the currency used in the United Kingdom. Revenue in constant currency is measured by applying the current period's average exchange rate to the prior periods. Based on this methodology, revenue in the 2023 second quarter was $0.8 million higher due to foreign currency exchange fluctuations compared with the prior year second quarter, while operating income was about $0.1 million higher. If there had been no change in these exchange rates from the 2022 year-to-date period to the corresponding 2023 period, revenue would have been approximately $1.2 million higher, while operating income would have been approximately $0.2 million lower.

In the 2023 second quarter, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $6.6 million or 8.8% of consolidated revenue compared with $15.9 million or 19.2% of consolidated revenue in the comparable 2022 period. In the 2023 year-to-date period, IBM accounted for $14.8 million or 9.7% of consolidated revenue, compared with $32.4 million or 18.8% of consolidated revenue in the comparable 2022 period. The National Technical Services Agreement with IBM expires on October 27, 2023. The Company’s accounts receivable from IBM at June 30, 2023 and December 31, 2022 totaled $9.2 million and $14.0 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2023 or 2022 second quarters or year-to-date periods.

The Company recorded operating results in the quarters ended June 30, 2023 and July 1, 2022 in its operating segments as follows:

North America IT Solutions and Services
(amounts in thousands)	June 30, 2023	July 1, 2022	Change
Revenue	100.0%	100.0%	—
Direct costs	59.6%	65.2%	(5.6)%
Gross margin	40.4%	34.8%	5.6%
Sales, solutions, delivery, and recruiting expenses	18.1%	17.4%	0.7%
Contribution margin	22.3%	17.4%	4.9%

Europe IT Solutions and Services
(amounts in thousands)	June 30, 2023	July 1, 2022	Change
Revenue	100.0%	100.0%	—
Direct costs	75.9%	74.2%	1.7%
Gross margin	24.1%	25.8%	(1.7)%
Sales, solutions, delivery, and recruiting expenses	13.8%	13.1%	0.7%
Contribution margin	10.3%	12.7%	(2.4)%

Non-Strategic Technology Services
(amounts in thousands)	June 30, 2023	July 1, 2022	Change
Revenue	100.0%	100.0%	—
Direct costs	87.8%	87.8%	—
Gross margin	12.2%	12.2%	—
Sales, solutions, delivery, and recruiting expenses	3.7%	2.7%	1.0%
Contribution margin	8.5%	9.5%	(1.0)%

The Company recorded operating results in the two quarters ended June 30, 2023 and July 1, 2022 in its operating segments as follows:

North America IT Solutions and Services
(amounts in thousands)	June 30, 2023	July 1, 2022	Change
Revenue	100.0%	100.0%	—
Direct costs	60.4%	65.8%	(5.4)%
Gross margin	39.6%	34.2%	5.4%
Sales, solutions, delivery, and recruiting expenses	19.3%	16.3%	3.0%
Contribution margin	20.3%	17.9%	2.4%

Europe IT Solutions and Services
(amounts in thousands)	June 30, 2023	July 1, 2022	Change
Revenue	100.0%	100.0%	—
Direct costs	76.3%	74.8%	1.5%
Gross margin	23.7%	25.2%	(1.5)%
Sales, solutions, delivery, and recruiting expenses	13.2%	12.7%	0.5%
Contribution margin	10.5%	12.5%	(2.0)%

Non-Strategic Technology Services
(amounts in thousands)	June 30, 2023	July 1, 2022	Change
Revenue	100.0%	100.0%	—
Direct costs	87.8%	87.7%	0.1%
Gross margin	12.2%	12.3%	(0.1)%
Sales, solutions, delivery, and recruiting expenses	2.9%	3.0%	(0.1)%
Contribution margin	9.3%	9.3%	—

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 59.6% and 65.2% of revenue in the North America IT Solutions and Services segment in the 2023 and 2022 second quarter, respectively, and 60.4% and 65.8% in the 2023 and 2022 year-to-date periods, respectively. Direct costs in the Europe IT Solutions and Services segment were 75.9% and 74.2% in the 2023 and 2022 second quarter, respectively, and 76.3% and 74.8% in the 2023 and 2022 year-to-date periods, respectively. The decrease in direct costs year-over-year as a percentage of revenue in the North America IT Solutions and Services segment was due to a concerted effort to deliver higher margin, digital services in these segments and the inclusion of the results of Eleviant since it was acquired at the end of the 2022 third quarter. Eleviant's direct margins are in excess of 50%. The increase in direct costs year-over-year in the Europe IT Solutions and Services segment was due to significant increases in wages as mandated by a number of the governments in which we operate in Europe. In Belgium, wages increased for our employees by approximately 11% on January 1, 2023, which drove higher direct costs. The Company is in the process of increasing bill rates to compensate for the increase in wage rates but expects that it will take most of 2023 to pass the increases through to clients, and most of the increases will occur in the second half of the year. Direct costs in the Non-Strategic Technology Services segment were 87.8% of revenue in both the 2023 and 2022 second quarters, and 87.8% and 87.7% in the 2023 and 2022 year-to-date periods, respectively.

Selling, general and administrative (“SG&A”) expenses were 27.7% of revenue in the 2023 second quarter as compared with 20.1% in the corresponding 2022 period, and 26.3% in the 2023 year-to-date period as compared with 19.7% in the corresponding 2022 period. The increase in SG&A expenses as a percentage of revenue in the 2023 second quarter as compared with the prior year period was due to significant investments in business development resources in the Company's IT Solutions and Services segments, costs incurred for an enterprise resource planning (ERP) system implementation in 2023, costs incurred related to the evaluation of potential transactions, and a loss of operating leverage resulting from lower revenue in the quarter.

Consolidated operating income was 0.4% and 3.8% of revenue in the 2023 and 2022 second quarters, respectively, and 0.6% and 3.7% of revenue in the 2023 and 2022 year-to-date periods, respectively.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2023 second quarter and year-to-date ETR was (64.6)% and 53.5%, respectively, and the 2022 second quarter and year-to-date ETR was 26.8% and 25.3%, respectively. The ETR was higher in the 2023 second quarter and year-to-date periods as compared with the corresponding 2022 periods primarily due to the increased losses of the company’s foreign subsidiaries for which no tax benefit can be recorded due to valuation allowances.

Net income was ($0.01) and $0.01 per diluted share in the 2023 second quarter and year-to-date period, respectively, as compared with $0.13 and $0.28 per diluted share in the 2022 second quarter and year-to-date period, respectively. Diluted earnings per share was calculated using 14.8 million and 15.1 million weighted-average equivalent shares outstanding in the quarters ended June 30, 2023 and July 1, 2022, respectively.

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

Income Taxes—Valuation Allowances on Deferred Tax Assets

At June 30, 2023, the Company had a total of approximately $4.5 million of deferred tax assets offset by a valuation allowance of approximately $0.7 million, resulting in a net deferred tax asset of approximately $3.8 million. Additionally, the Company had approximately $1.4 million of deferred tax liabilities recorded on its condensed consolidated balance sheet. The deferred tax assets and liabilities primarily consist of deferred compensation, loss carryforwards, and state taxes.

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

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the 2023 second quarter and year-to-date period would have increased or decreased net income by approximately $700 and $4,000, respectively.

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

Goodwill Valuation

As of June 30, 2023, goodwill recorded on the Company's consolidated balance sheet totaled $36.2 million, which relates to the acquisitions completed by the Company between 2018 and 2022. The acquisition of Soft Company in 2018 is in the France IT Solutions and Services reporting unit, the 2019 acquisition of Tech-IT is in the Luxembourg IT Solutions and Services reporting unit, the 2020 acquisition of StarDust is in both the North America and France IT Solutions and Services reporting units, while the 2022 acquisition of Eleviant is in the North America IT Solutions and Services reporting unit. As of June 30, 2023, goodwill consisted of $18.7 million associated with the North America IT Solutions and Services segment, while the balance of $17.5 million is associated with the Europe IT Solutions and Services segment.

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

Finally, we compared our estimates of fair value to the consolidated Company’s October 2022 month-end total public market capitalization, which included factoring in the business operations that do not have goodwill, and assessed implied control premiums. Based on the results of this analysis, we concluded that the estimated fair value determined under our approach for the annual goodwill impairment test for our France and Luxembourg reporting units in October 2022 was reasonable, and continues to be reasonable at the end of the 2023 second quarter.

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

We concluded that the goodwill assigned to the France, Luxembourg, and North America IT Solutions and Services reporting units as of October 2022 were not impaired, and that they continue to not be impaired as of June 30, 2023 as no impairment triggering events have been noted subsequently through the end of the 2023 second quarter. The estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on current available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events. In the event the business significantly under achieves its goals for revenue and profit growth in the future, especially considering the current highly inflationary macroeconomic environment in which the Company conducts its operations, the carrying value for this business unit may not be supportable using a discounted cash flow projection, and an impairment charge may exist.

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

Financial Condition and Liquidity

Operating activities used $4.6 million in cash in the 2023 year-to-date period compared with providing $2.8 million in the 2022 corresponding period. In 2023, net income was $0.2 million, while other non-cash adjustments, primarily consisting of depreciation and amortization expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $2.1 million. In 2022, net income was $4.3 million, while the corresponding non-cash adjustments totaled $2.6 million.

The accounts receivable balance decreased $1.3 million in the 2023 year-to-date period and $4.3 million in the comparable 2022 period. The decrease in accounts receivable in 2022 was due to the Company receiving payment on a large outstanding receivable balance in the second quarter of 2022 from a project completed in the 2021 fourth quarter which drove receivable balances down. The Company has a factoring agreement with its largest customer whereby invoices due in 90 days can be paid in as little as 15 days. In the 2023 year-to-date period, the Company factored approximately $12.4 million, compared to approximately $4.5 million in the comparable 2022 period. Days sales outstanding (DSO) was 86 days at June 30, 2023 and 84 days at July 1, 2022.

Prepaid and other current assets increased $1.2 million and $0.4 million in the 2023 and 2022 periods, respectively, due to the timing of payments made early in each respective year that are then expensed throughout the year.

The accounts payable balance decreased $0.4 million and $7.2 million in the 2023 and 2022 periods, respectively, primarily due to the timing of certain payments near the end of the second quarter of each year as compared with the prior year-end. Accrued compensation decreased $4.5 million and $3.0 million in the 2023 and 2022 periods, respectively. The 2023 decrease is primarily due to an overall decrease in headcount of approximately 300 year-over-year while the 2022 decrease is primarily due an overall decrease in headcount of approximately 450 year-over-year. Advance billings on contracts decreased $1.5 million in 2023 and increased $0.5 million in 2022. The change in advance billings in any given period is determined by the nature and type of existing projects, and the advance payments associated with those projects. Other current liabilities increased $0.7 million and $1.0 million in 2023 and 2022, respectively, due to the timing of vendor invoices received at the end of the quarter as compared with the prior year-end.

Investing activities used $1.8 million and $0.7 million of cash in the 2023 and 2022 periods, respectively. The Company has no significant commitments for the purchase of property and equipment at June 30, 2023.

Financing activities provided less than $0.1 million of cash in the 2023 year-to-date period and used $0.7 million in the comparable 2022 period. Cash received from the exercise of stock options and from an employee stock purchase plan totaled approximately $0.1 million in 2023 and $0.2 million in 2022. The Company borrowed $16.9 million and made repayments of $16.9 million to fund working capital needs under the Company’s revolving credit line in 2023, while the Company did not borrow or make repayments in 2022. Payments made to taxing authorities that represent the value of shares withheld for taxes in employee equity-based compensation transactions totaled $0.6 million and $1.2 million in the 2023 and 2022 periods, respectively. The increase in 2023 and 2022 were due to the vesting of the performance grants issued to the management team. The Company did not repurchase shares for treasury under its buyback program in either of the 2023 or 2022 year-to-date periods. As of June 30, 2023, $7.7 million was available under the Company's authorization to purchase shares in future periods.

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

At both June 30, 2023 and December 31, 2022, there were zero outstanding under the Credit Agreement. The Company borrows or repays its debts as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

The maximum amounts outstanding under the Credit Agreement in the 2023 and 2022 second quarters were $3.6 million and zero, respectively, while borrowings during those quarters averaged $0.6 million and zero, respectively, and carried weighted average interest rates of 8.5% and zero, respectively.

Under the Credit Agreement, the Company is required to meet one financial covenant in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenant is measured quarterly, and at June 30, 2023, represented a fixed charge coverage ratio, where for the trailing twelve months the consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for, amongst other items, equity-based compensation and severance expenses, must be greater than 1.0 times the consolidated interest expense paid in cash and any scheduled principal payments. The fixed charge coverage ratio is only tested if availability, subject to a maximum of the commitment of $50.0 million, on the measurement date is less than the greater of 12.5% of the total loan availability or $5.0 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves for each country included in the Credit Agreement (the United States, Belgium, and Luxembourg). Receivable balances from our largest client, IBM, have been removed from the Credit Agreement as collateral, as the Company had entered into a factoring arrangement for those receivables. Total availability as of June 30, 2023 was approximately $40.1 million. The Company’s compliance with its financial covenant was not required to be tested at June 30, 2023 as availability under the Credit Agreement was in excess of 12.5% of the total loan availability.

Eleviant has a revolving credit facility totaling $1.3 million. They did not have any amount outstanding under this line as of June 30, 2023. The interest rate on borrowings when taken is 8.75%.

Of the total cash and cash equivalents reported on the condensed consolidated balance sheet at June 30, 2023 of $19.1 million, approximately $18.7 million was held by the Company’s foreign operations. Earnings are considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and does not intend to do so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

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

Off-Balance Sheet Arrangements

The Company has guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $1.4 million at June 30, 2023.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The objective of this ASU is to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Then in December 2022, the FASB issued ASU No. 2022-06 “Deferral of the Sunset Date of Topic 848” which amends and extends the sunset date to December 31, 2024. The Company has not elected any of the practical expedients or scope exceptions to date related to this standard. We will continue to review our contracts and arrangements that will be affected by a discontinued reference rate during the transition period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure consists of foreign currency exchange risk associated with the Company’s European operations.

The revenue decrease in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was impacted in the 2023 second quarter and year-to-date period by the weakness of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, the currency used in the United Kingdom. Revenue in constant currency is measured by applying the current period's average exchange rate to the prior periods. Based on this methodology, revenue in the 2023 second quarter was $0.8 million higher due to foreign currency exchange fluctuations compared with the prior year second quarter, while operating income was about $0.1 million higher. If there had been no change in these exchange rates from the 2022 year-to-date period to the corresponding 2023 period, revenue would have been approximately $1.2 million higher, while operating income would have been approximately $0.2 million lower.

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

Changes in Internal Control Over Financial Reporting

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on June 30, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are a number of risk factors related to the proposed tender offer by Cegeka and the proposed merger of CTG and Cegeka. These include:

There are material uncertainties and risks associated with the Merger Agreement, the Offer, and the Merger.

On August 9, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cegeka and Chicago Merger Sub, Inc., a New York corporation and wholly-owned subsidiary of Cegeka (“Merger Sub”), pursuant to which Merger Sub will commence a tender offer for any and all shares of the Company other than certain excluded shares (the “Offer”) and, upon successful completion of the Offer, will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Cegeka (“the Merger”), subject to the satisfaction or waiver of conditions described therein.

There are material uncertainties and risks associated with the Merger Agreement, the Offer and the Merger. If any of these uncertainties and risks develop into actual events, then the Company’s business, financial condition, results and ongoing operations, share price or prospects could be materially adversely affected. These uncertainties and risks include, but are not limited to, the following:

•
the announcement or pendency of the Offer and the Merger may impede our ability to retain and hire key personnel and our ability to maintain relationships with key customers, suppliers, vendors or other third parties;
•
matters relating to the Merger, including integration planning, may require substantial commitments of time and resources by our management and employees and may otherwise divert the attention of management and employees, which may affect the Company’s business operations;
•
the Merger Agreement restricts the Company from engaging in certain actions without the approval of Cegeka, which could prevent the Company from pursuing certain business opportunities that arise prior to the closing of the Merger or making appropriate changes to the Company’s business outside the ordinary course of business; and
•
our directors and executive officers have financial interests in the Offer and the Merger that may be different from, or in addition to, the interests of our shareholders generally, which could have influenced their decisions to support or approve the Offer and the Merger.

The completion of the Offer and the Merger are subject to certain conditions, including regulatory approvals as well as other uncertainties, and there can be no assurances as to whether and when they may be completed.

Completion of the Merger is subject to various closing conditions, including, among other things, consummation of the Offer (as further detailed below), and the receipt of applicable regulatory approvals. Further, if the Merger has not been consummated on or before February 9, 2024 (the "End Date"), then the Merger Agreement may be terminated by either party, subject to an automatic 90 day extension to the End Date if receipt of applicable regulatory approvals, including from the Committee on Foreign Investment in the United States (“CFIUS”), are the only outstanding conditions to closing. There is no assurance that receipt of applicable regulatory approvals will occur, or that all of the other closing conditions will be satisfied (or waived, to the extent permitted by applicable law), or that the Merger will be completed on the terms reflected in the Merger Agreement, within the expected timeframe or at all.

The obligation of Merger Sub to purchase shares tendered in the Offer is subject to the satisfaction or waiver of the conditions set forth in Annex I to the Merger Agreement, including (i) that there shall have been validly tendered and not validly withdrawn shares of common stock of CTG (the "Shares") that, considered together with any beneficially owned by Cegeka and its affiliates, represent at least one more Share than 66 2/3% of the total number of shares of our common stock outstanding at the time of the expiration of the Offer, plus (y) the total number of shares of common stock that we are required to issue upon conversion, settlement, exchange or exercise of our convertible securities at the time of expiration of the Offer; and (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") to the extent required under the HSR Act and the receipt of clearance, approval or consent under any other applicable antitrust or merger control law, including any applicable foreign merger control or foreign direct investment law, and (iii) the receipt of clearance, approval or consent from CFIUS.

We can provide no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable) in a timely manner or at all, and, if all required consents and approvals are obtained and all closing conditions are timely satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within either our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.

CFIUS approval may not be received, may take longer than expected, or may be subject to conditions that are not presently anticipated or that cannot be met.

Subject to the terms and conditions of the Merger Agreement, each of Cegeka, the Merger Sub and the Company has agreed to use its reasonable best efforts to obtain clearance from CFIUS prior to the End Date. However, such parties will not be required to take any action that may limit Cegeka’s freedom of action with respect to the Company, or to sell, divest or hold separate or take any other action with respect to any of their respective assets or businesses.

We may not receive CFIUS clearance or approval or such clearance or approval may contain a condition that would be unacceptable to the parties. If CFIUS seeks to impose conditions on the granting of its approval, lengthy negotiations may ensue among CFIUS, Cegeka and the Company. Such conditions and the process of obtaining regulatory approval could have the effect of delaying completion of the Merger and such conditions may not be satisfied for an extended period of time.

We cannot assure you that CFIUS clearance or approval will be obtained in a timely manner or obtained at all, or that the granting of CFIUS approval will not involve the imposition of regulatory remedies on the completion of the Merger, including requiring changes to the terms of the Merger Agreement. These conditions or changes could result in the conditions to the closing of the Merger not being satisfied.

Failure to complete the pending Offer and Merger could have a material adverse effect on the Company.

Either the Company or Cegeka may terminate the Merger Agreement in specified circumstances. If the Offer and the Merger is not completed, the parties’ business, financial condition, results of operations and growth prospects may be adversely affected and, without realizing any of the benefits of having completed the Offer and the Merger, the Company will be subject to a number of risks, including the following:

•
the market price of our common stock could decline;
•
we will have incurred substantial costs relating to the Offer and the Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred or will continue to be incurred until the closing of the Offer and the Merger and a significant portion of these fees and costs are payable by us regardless of whether the Offer and the Merger will be consummated, which could adversely affect the Company’s business, financial condition, results of operations and growth prospects;
•
if the Merger Agreement is terminated and our board of directors seeks another transaction, our shareholders cannot be certain that we will be able to find another party willing to enter into a transaction as attractive as the Merger;
•
we could be subject to litigation related to any failure to complete the Offer and the Merger or related to any enforcement proceeding commenced against such party to perform its obligations under the Merger Agreement;
•
we will not realize the benefit of the time and resources, financial and otherwise, committed by management to matters relating to the Merger that could have been devoted to pursuing other beneficial opportunities;
•
we may experience reputational harm due to the adverse perception of any failure to successfully complete the Offer and the Merger or negative reactions from the financial markets or from our tenants, managers, vendors, employees and other commercial relationships; and
•
we may be required, under specified circumstances, to pay Cegeka a termination fee of $7.2 million.

Any of these risks could adversely affect the Company’s business, financial condition, results of operations and growth prospects. Similarly, delays in the completion of the Merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about completion of the Merger and could adversely affect the Company’s business, financial condition, results of operations and growth prospects, after the Merger.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in any competing proposal being at a lower price than it might otherwise be.

The Company is subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide information to third parties, to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, to enter into any commitment with respect to any alternative acquisition proposal, to recommend or approve any alternative acquisition proposal or change in recommendation by our board of directors, subject to customary exceptions. In addition, we may be required to pay Cegeka a termination fee of $7.2 million in specified circumstances, including if the Merger Agreement is terminated in specified circumstances following the Company’s receipt of an alternative acquisition proposal.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received in the Offer and the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Merger Agreement.

The pendency of the Offer and the Merger could adversely affect the Company’s business and operations.

In connection with the pending Offer and Merger, some customers, suppliers, business partners or other parties with commercial relationships with the Company may delay or defer decisions, which could adversely affect the Company’s business, financial condition, results of operations and growth prospects, regardless of whether the Offer and the Merger is completed. Similarly, current and prospective employees of the Company may experience uncertainty about their future roles with the combined company following the Offer and the Merger, which may adversely affect our ability to attract and retain key personnel during the pendency of the Offer and the Merger. In addition, due to covenants in the Merger Agreement, we may be unable (without Cegeka’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

Lawsuits may be filed against us challenging the transactions contemplated by the Merger Agreement. An adverse ruling in any such lawsuit may delay or prevent the proposed Offer and Merger from being completed.

Lawsuits arising out of or relating to the Merger Agreement and/or the proposed Offer and Merger may be filed in the future. One of the conditions to completion of the Offer and the Merger is the absence of any injunction or other order being in effect that prohibits completion of the Offer or the Merger, as applicable. Accordingly, if a plaintiff is successful in obtaining an injunction, then such order may prevent the proposed Offer and Merger from being completed, or from being completed within the expected timeframe. In addition, if the Off and the Merger is not consummated for any reason, litigation could be filed related to the failure to consummate the Offer and the Merger.

Regardless of the outcome of any litigation related to the Offer and the Merger (or the failure of its consummation), such litigation may be time-consuming and expensive, may distract our management from running the day-to-day operations of our business, and may result in negative publicity or an unfavorable impression of us, any of which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, and other business partners, or otherwise materially harm our operations and financial performance.

There were no other material changes in the Company's risk factors from those previously disclosed in the Company's Form 10-K for the period ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors has approved a total authorization for stock repurchases of $30.0 million.

The information below includes shares surrendered to the Company to satisfy tax withholding obligations associated with employee equity awards. The information for the fiscal second quarter of 2023 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased under the Plan or Program
April 1 - April 30	—	$—	—	$7,727,724
May 1 - May 31	25,995	$6.61	—	$7,727,724
June 1 - June 30	—	$—	—	$7,727,724
Total	25,995		—

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

Date: August 9, 2023