Form 10-Q
period 2023-09-29
COMPUTER TASK GROUP INC
filed 2023-11-08
CIK 23111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding at
Title of each class	November 2, 2023
Common stock, par value $.01 per share	16,094,564

SEC Form 10-Q Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(amounts in thousands, except per share data)

(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Revenue	$71,291	$75,002	$224,081	$247,178
Cost of services	51,824	56,773	163,484	188,604
Gross profit	19,467	18,229	60,597	58,574
Selling, general and administrative expenses	20,071	15,976	60,209	49,949
Operating income (loss)	(604)	2,253	388	8,625
Interest and other income	50	133	250	323
Interest and other expense	545	525	1,339	1,357
Income (loss) before income taxes	(1,099)	1,861	(701)	7,591
Provision (benefit) for income taxes	(228)	759	(15)	2,209
Net income (loss)	$(871)	$1,102	$(686)	$5,382
Net income (loss) per share:
Basic	$(0.06)	$0.08	$(0.05)	$0.37
Diluted	$(0.06)	$0.07	$(0.05)	$0.36
Weighted average shares outstanding:
Basic	14,903	14,480	14,813	14,366
Diluted	14,903	15,157	14,813	15,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

(Unaudited)

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net income (loss)	$(871)	$1,102	$(686)	$5,382

Foreign currency translation adjustment	(1,777)	(3,257)	(723)	(7,824)
Change in pension, net of taxes of $36 and $43 in the 2023 and 2022 third quarters, respectively, and $76 and $121 in the first three quarters of 2023 and 2022, respectively	175	557	279	1,468
Other comprehensive loss	(1,602)	(2,700)	(444)	(6,356)

Comprehensive loss	$(2,473)	$(1,598)	$(1,130)	$(974)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share balances)

(Unaudited)

	September 29,	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$24,069	$25,140
Accounts receivable, net of allowances of $421 and $397 in 2023 and 2022, respectively	64,433	70,979
Prepaid and other current assets	4,930	3,769
Income taxes receivable	142	—
Total current assets	93,574	99,888
Property, equipment and capitalized software, net	6,045	5,061
Operating lease right-of-use assets	19,478	18,506
Deferred income taxes	4,386	2,886
Acquired intangibles, net	11,639	12,943
Goodwill	35,487	35,998
Cash surrender value of life insurance, net	4,822	4,120
Other assets	2,308	2,101
Investments	174	116
Total assets	$177,913	$181,619
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$9,661	$14,254
Accrued compensation	18,521	19,016
Advance billings on contracts	4,492	5,480
Short-term operating lease liabilities	6,186	5,905
Other current liabilities	9,674	7,066
Income taxes payable	—	212
Total current liabilities	48,534	51,933
Long-term debt	—	—
Deferred compensation benefits	6,720	6,424
Long-term operating lease liabilities	13,412	12,466
Deferred income taxes	1,226	1,482
Other long-term liabilities	2,442	3,335
Total liabilities	72,334	75,640
Shareholders’ Equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized; 27,017,824 shares issued in 2023 and 2022	270	270
Capital in excess of par value	107,269	109,868
Retained earnings	113,965	114,651
Less: Treasury stock of 10,940,680 and 11,274,171 shares at cost, in 2023 and 2022, respectively	(100,175)	(103,504)
Accumulated other comprehensive loss	(15,750)	(15,306)
Total shareholders’ equity	105,579	105,979
Total liabilities and shareholders’ equity	$177,913	$181,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Quarters Ended
	September 29, 2023	September 30, 2022
Cash flow from operating activities:
Net income (loss)	$(686)	$5,382
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	2,750	2,051
Equity-based compensation expense	1,077	1,869
Deferred income taxes	(1,730)	(138)
Deferred compensation benefits	555	(152)
Loss on the sale of property and equipment	4	—
Changes in assets and liabilities that provide (use) cash, excluding the effects of acquisitions:
Accounts receivable	6,247	11,614
Prepaid and other current assets	(923)	(395)
Other long-term assets	(213)	(41)
Cash surrender value of life insurance	(55)	525
Accounts payable	(5,089)	(10,159)
Accrued compensation	(394)	(63)
Income taxes payable / receivable	(378)	1,189
Advance billings on contracts	(1,026)	670
Other current liabilities	3,536	151
Other long-term liabilities	(893)	6
Net cash provided by operating activities	2,782	12,509
Cash flow from investing activities:
Cash paid for acquisitions, net of cash acquired	82	(16,568)
Additions to property and equipment	(1,288)	(479)
Additions to capitalized software	(1,207)	(285)
Proceeds from sale of property & equipment	4	9
Premiums paid for life insurance	(647)	(594)
Net cash used in investing activities	(3,056)	(17,917)
Cash flow from financing activities:
Proceeds from long-term debt	20,653	—
Payments on long-term debt	(20,653)	—
Payment of contingent consideration	(913)	—
Proceeds from stock option plan exercises	174	215
Taxes remitted for shares withheld from equity-based compensation transactions	(629)	(1,230)
Proceeds from Employee Stock Purchase Plan	108	131
Change in cash overdraft, net	474	—
Net cash used in financing activities	(786)	(884)
Effect of exchange rates on cash and cash equivalents	(11)	(2,539)
Net decrease in cash and cash equivalents	(1,071)	(8,831)
Cash and cash equivalents at beginning of year	25,140	35,584
Cash and cash equivalents at end of quarter	$24,069	$26,753

Supplemental disclosure of non-cash transactions
Acquisition share issuance	$—	$1,178
Acquisition stock option issuance	$—	$391

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
Balances as of June 30, 2023	27,018	$270	$107,250	$114,836	10,973	$(100,455)	$(14,148)	$107,753
Stock Option Plan share issuance, net	—	—	(127)	—	(26)	217	—	90
Restricted stock plan share issuance/forfeiture	—	—	(64)	—	(6)	63	—	(1)
Equity-based compensation	—	—	210	—	—	—	—	210
Net loss	—	—	—	(871)	—	—	—	(871)
Foreign currency adjustment	—	—	—	—	—	—	(1,777)	(1,777)
Pension loss adjustment, net of tax	—	—	—	—	—	—	175	175
Balances as of September 29, 2023	27,018	$270	$107,269	$113,965	10,941	$(100,175)	$(15,750)	$105,579

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
Balances as of July 1, 2022	27,018	$270	$108,890	$112,322	11,499	$(105,579)	$(20,596)	$95,307
Employee Stock Purchase Plan share issuance	—	—	(9)	—	(7)	56	—	47
Restricted Stock Plan share issuance/forfeiture	—	—	(123)	—	(13)	123	—	—
Acquisition share issuance	—	—	(418)	—	(174)	1,596	—	1,178
Acquisition stock option issuance	—	—	391	—	—	—	—	391
Equity-based compensation	—	—	693	—	—	—	—	693
Net income	—	—	—	1,102	—	—	—	1,102
Foreign currency adjustment	—	—	—	—	—	—	(3,257)	(3,257)
Pension loss adjustment, net of tax	—	—	—	—	—	—	557	557
Balances as of September 30, 2022	27,018	$270	$109,424	$113,424	11,305	$(103,804)	$(23,296)	$96,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPUTER TASK GROUP, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
Balances as of December 31, 2022	27,018	$270	$109,868	$114,651	11,274	$(103,504)	$(15,306)	$105,979
Employee Stock Purchase Plan share issuance	—	—	(30)	—	(15)	138	—	108
Stock Option Plan share issuance, net	—	—	(331)	—	(50)	505	—	174
Restricted stock plan share issuance/forfeiture	—	—	(3,315)	—	(268)	2,686	—	(629)
Equity-based compensation	—	—	1,077	—	—	—	—	1,077
Net loss	—	—	—	(686)	—	—	—	(686)
Foreign currency adjustment	—	—	—	—	—	—	(723)	(723)
Pension loss adjustment, net of tax	—	—	—	—	—	—	279	279
Balances as of September 29, 2023	27,018	$270	$107,269	$113,965	10,941	$(100,175)	$(15,750)	$105,579

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income (Loss)	Equity
Balances as of December 31, 2021	27,018	$270	$110,330	$108,042	11,668	$(107,265)	$(16,940)	$94,437
Employee Stock Purchase Plan share issuance	—	—	(12)	—	(16)	143	—	131
Stock Option Plan share issuance, net	—	—	(233)	—	(49)	448	—	215
Restricted Stock Plan share issuance/forfeiture	—	—	(2,503)	—	(124)	1,274	—	(1,229)
Acquisition share issuance	—	—	(418)	—	(174)	1,596	—	1,178
Acquisition stock option issuance	—	—	391	—	—	—	—	391
Equity-based compensation	—	—	1,869	—	—	—	—	1,869
Net income	—	—	—	5,382	—	—	—	5,382
Foreign currency adjustment	—	—	—	—	—	—	(7,824)	(7,824)
Pension loss adjustment, net of tax	—	—	—	—	—	—	1,468	1,468
Balances as of September 30, 2022	27,018	$270	$109,424	$113,424	11,305	$(103,804)	$(23,296)	$96,018

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

The Company's fiscal year-end is December 31. During the year, the quarters generally consist of a 13-week fiscal period where the last day of each of the first three quarters is a Friday. The 2023 third quarter began on July 1, 2023 and ended on September 29, 2023. The 2022 third quarter began on July 2, 2022 and ended on September 30, 2022. There were 63 billable days in both the 2023 and 2022 third quarters, and 191 and 192 billable days in the 2023 and 2022 year-to-date periods, respectively.

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

Subsequent Event

Subsequent to the end of the 2023 third quarter on September 29, 2023, one of the Company’s former executives covered by one of the Company's life insurance policies passed away. The Company expects to receive approximately $1.3 million in non-taxable death benefit proceeds in the 2023 fourth quarter.

The Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC and there were no other subsequent events which required recognition, adjustment to or disclosure in the financial statements.

Acquisition of CTG by Cegeka

On August 9, 2023, the Company and the IT solutions provider Cegeka Groep nv (“Cegeka”), a company headquartered in Hasselt, Belgium, entered into a transaction for Cegeka to purchase all of the outstanding shares of CTG for $10.50 per share in cash, which represents an implied equity value for the Company of approximately $170 million. The closing of the transaction will be subject to customary conditions, including the expiration or termination of certain regulatory periods and the tender of shares representing at least two-thirds of CTG’s outstanding common stock in a tender offer, as required by the merger approval requirements under applicable New York law. The transaction is expected to close later in 2023. Upon the successful completion of the tender offer, Cegeka’s acquisition subsidiary will be merged into CTG, and any remaining shares of common stock of CTG will be cancelled and converted into the right to receive the same $10.50 per share in cash. After closing, CTG will become a privately held company and shares of CTG common stock will no longer be listed on any public market.

Additional information related to the tender offer can be found within the Form 8-K filed by the Company on August 9, 2023, Cegeka's Tender Offer Statement on Schedule TO filed by Cegeka on August 23, 2023, the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on August 23, 2023 and in future filings by the Company related to the tender offer.

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

The segment revenue for the quarter and three quarters ended September 29, 2023 and September 30, 2022 was as follows:

For the Quarter Ended:					Year-over-Year
(amounts in thousands)	September 29, 2023		September 30, 2022		Change
North America IT Solutions and Services	35.4%	$25,217	27.1%	$20,340	24.0%
Europe IT Solutions and Services	51.1%	36,472	44.4%	33,258	9.7%
Non-Strategic Technology Services	13.5%	9,602	28.5%	21,404	(55.1)%
Total	100.0%	$71,291	100.0%	$75,002	(4.9)%

For the Three Quarters Ended:					Year-over-Year
(amounts in thousands)	September 29, 2023		September 30, 2022		Change
North America IT Solutions and Services	33.2%	$74,410	24.7%	$61,114	21.8%
Europe IT Solutions and Services	51.3%	114,958	45.7%	112,896	1.8%
Non-Strategic Technology Services	15.5%	34,713	29.6%	73,168	(52.6)%
Total	100.0%	$224,081	100.0%	$247,178	(9.3)%

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and three quarters ended September 29, 2023 and September 30, 2022 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Healthcare	23.8%	19.1%	21.8%	18.0%
Financial services	15.1%	15.1%	16.4%	15.6%
Technology service providers	14.3%	22.4%	15.2%	23.5%
Manufacturing	13.5%	16.9%	14.6%	15.2%
Energy	6.6%	5.7%	6.5%	5.8%
General markets	26.7%	20.8%	25.5%	21.9%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarter and three quarters ended September 29, 2023 and September 30, 2022 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Time-and-material	73.2%	76.3%	75.5%	77.2%
Progress billing	20.3%	17.9%	18.0%	18.0%
Percentage-of-completion	6.5%	5.8%	6.5%	4.8%
Total	100.0%	100.0%	100.0%	100.0%

The Company recorded revenue in the quarter and three quarters ended September 29, 2023 and September 30, 2022 as follows:

For the Quarter Ended:	September 29, 2023		September 30, 2022		Year-over-Year Change
(amounts in thousands)
North America	48.5%	$34,605	55.3%	$41,500	(16.6)%
Europe	51.5%	36,686	44.7%	33,502	9.5%
Total	100.0%	$71,291	100.0%	$75,002	(4.9)%

For the Three Quarters Ended:	September 29, 2023		September 30, 2022		Year-over-Year Change
(amounts in thousands)
North America	48.4%	$108,434	53.7%	$132,804	(18.4)%
Europe	51.6%	115,647	46.3%	114,374	1.1%
Total	100.0%	$224,081	100.0%	$247,178	(9.3)%

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

Transaction Price Allocated to Remaining Performance Obligations

As of September 29, 2023, the aggregate transaction price allocated to unsatisfied or partially unsatisfied performance obligations for fixed-price contracts was approximately $10.0 million. Approximately $4.7 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2023, and approximately $5.3 million of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations is expected to be earned in 2024 and beyond. The Company uses the right to invoice practical expedient for time-and-material and progress billing contracts, therefore, no disclosure is required for unsatisfied performance obligations for contracts in which the Company recognized revenue at the amount to which it has the right to invoice for services performed.

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

Level 1—quoted prices in active markets for identical assets or liabilities (observable)

Level 2—inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable or can be supported by observable market data for essentially the full term of the asset or liability (observable)

Level 3—unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

At September 29, 2023 and December 31, 2022, the carrying amounts of the Company’s cash of $24.1 million and $25.1 million, respectively, approximated fair value.

As described in Note 3 of the condensed consolidated financial statements, the Company acquired 100% of the equity of Eleviant in the 2022 third quarter. Level 3 inputs were used to estimate the fair values of the assets acquired and liabilities assumed. The valuation techniques used to assign fair values to intangible assets included the relief-from-royalty and excess earnings methods.

The Company has recorded a contingent consideration liability related to the earn-out provision of which a portion will be payable in each period subject to the achievement by Eleviant of revenue and gross profit targets for fiscal 2022, 2023 and 2024. There is no payout if the achievements are below the target threshold. However, in subsequent years, if the preceding year’s targets were not met, an earn-out can be earned for both years if the combined total for gross profit or revenue for the two years exceeds the combined two-year targets. During the 2023 second quarter, the Company paid approximately $0.9 million related to the earn-out based on the achievement by Eleviant of the revenue and gross profit targets for fiscal 2022. The fair value of the contingent consideration as of September 29, 2023 was $3.1 million.

Life Insurance Policies

The Company has purchased life insurance on the lives of a number of former employees who are plan participants in the non-qualified defined benefit Executive Supplemental Benefit Plan. In total, there are policies currently on 16 individuals, whose average age is 80 years old. Those policies have generated cash surrender value and the Company has taken loans against the policies. At September 29, 2023, the insurance policies that have been borrowed against have a gross cash surrender value of $30.4 million, outstanding loans and interest totaling $26.6 million, and a net cash surrender value of $3.8 million. At December 31, 2022, these insurance policies had a gross cash surrender value of $29.5 million, outstanding loans and interest totaling $26.0 million, and a net cash surrender value of $3.5 million. The net cash surrender values are included on the condensed consolidated balance sheets in “Cash surrender value of life insurance, net” under non-current assets.

At September 29, 2023 and December 31, 2022, the total death benefit for the remaining policies was approximately $37.9 million and $37.0 million, respectively. Currently, upon the death of all of the remaining plan participants, the Company would expect to receive approximately $11.1 million after the payment of obligations, and, under current tax regulations, record a non-taxable gain of approximately $7.2 million.

Cash and Cash Equivalents, and Cash Overdrafts

For purposes of the statement of cash flows, cash and cash equivalents are defined as cash on hand, demand deposits, and short-term, highly liquid investments with a maturity of three months or less. The Company does not fund its bank accounts for the checks it has written until the checks are presented to the bank for payment. In the event the Company has no available cash at the bank for which it writes its checks, the "change in cash overdraft, net" line item on the condensed consolidated statement of cash flows would be present, and represent the increase or decrease in outstanding checks for a given period. The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250,000. As of September 29, 2023 and December 31, 2022, the Company has multiple accounts that carry balances in excess of this insurable limit. The Company’s cash in its foreign bank accounts is not insured.

Accounts Receivable Factoring

As part of its working capital management, the Company has a factoring agreement to sell certain trade accounts receivables associated with its largest client on a non-recourse basis to a third-party financial institution. The Company accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. There were zero and $7.7 million trade accounts receivable sold under the factoring agreement during the quarters ended September 29, 2023 and September 30, 2022, respectively. Total trade accounts receivable sold under the factoring agreement were approximately $12.4 million and $12.2 million in the year-to-date periods ended September 29, 2023 and September 30, 2022, respectively. Fees for the factoring arrangement were recorded in cost of services and were zero and $0.1 million in the quarter and year-to-date period ended September 29, 2023, respectively, and were less than $0.1 million in both the quarter and year-to-date periods ended September 30, 2022.

Property, Equipment and Capitalized Software Costs

Property, equipment and capitalized software at September 29, 2023 and December 31, 2022 were recorded as follows:

(amounts in thousands)	September 29, 2023	December 31, 2022
Property, equipment and capitalized software	$16,600	$15,086
Accumulated depreciation and amortization	(10,555)	(10,025)
Property, equipment and capitalized software, net	$6,045	$5,061

Depreciation expense for the Company totaled $0.6 million and $0.4 million in the quarters ended September 29, 2023 and September 30, 2022, respectively, and $1.5 million and $1.3 million in the year-to-date periods ended September 29, 2023, and September 30, 2022, respectively. The Company capitalizes software projects developed for commercial use. The change in the Company’s capitalized software cost balance during the quarter and three quarters ended September 29, 2023 and September 30, 2022 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Capitalized software, beginning balance	$2,248	$1,484	$1,484	$1,607
Additions	162	—	876	—
Foreign currency translation	(39)	(83)	11	(206)
Capitalized software	$2,371	$1,401	$2,371	$1,401

Capitalized software amortization periods range from three to five years, and are evaluated periodically for propriety. Amortization expense and accumulated amortization for these projects for the quarter and three quarters ended September 29, 2023 and September 30, 2022 are as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Accumulated amortization, beginning balance	$1,441	$1,084	$1,232	$978
Amortization expense	103	27	312	133
Accumulated amortization	$1,544	$1,111	$1,544	$1,111

During the quarter and three quarters ended September 29, 2023 and September 30, 2022, the Company's change in work-in-progress costs related to software projects being developed was as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Capitalized software, work-in-progress, beginning balance	$396	$—	$473	$—
Additions	570	—	1,207	—
Placed into service	(162)	—	(876)	—
Capitalized software, work-in-progress, ending balance	$804	$—	$804	$—

Guarantees

The Company has a number of guarantees in place in its European operations that support office leases and performance under government contracts. These guarantees totaled approximately $1.4 million and $3.0 million at September 29, 2023 and December 31, 2022, respectively, and have expiration dates ranging from September 2023 through October 2034.

Goodwill

The goodwill recorded on the Company's condensed consolidated balance sheet at September 29, 2023 relates to previous acquisitions, including Eleviant in 2022. In accordance with current accounting guidance for “Intangibles - Goodwill and Other,” the Company performs goodwill impairment testing at least annually (in the Company’s fourth quarter), unless indicators of impairment exist in interim periods. There were no impairment indicators noted in the quarter and three quarters ended September 29, 2023 and September 30, 2022.

The changes in the carrying amount of goodwill for the three quarters ended September 29, 2023 are as follows:

(amounts in thousands)
Balance at December 31, 2022	$35,998
Working capital adjustment - acquisitions	(82)
Foreign currency translation	(429)
Balance at September 29, 2023	$35,487

The Company's goodwill by segment at September 29, 2023 and December 31, 2022 was as follows:

(amounts in thousands)	September 29, 2023	December 31, 2022
North America IT Solutions and Services	$18,429	$18,753
Europe IT Solutions and Services	17,058	17,245
Total goodwill	$35,487	$35,998

Acquired Intangible Assets

Acquired intangible assets at September 29, 2023 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 years	$1,532	$(1,365)	$(167)	$—
Technology	10 years	1,141	(257)	(28)	856
Customer relationships	7-13 years	17,196	(5,158)	(1,255)	10,783
Total		$19,869	$(6,780)	$(1,450)	$11,639

Acquired intangible assets at December 31, 2022 consist of the following:

(amounts in thousands)	Estimated Economic Life	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Trademarks	2 years	$1,532	$(1,380)	$(152)	$—
Technology	10 years	1,141	(161)	(23)	957
Customer relationships	7-13 years	17,196	(4,053)	(1,157)	11,986
Total		$19,869	$(5,594)	$(1,332)	$12,943

Amortization expense for the Company's acquired intangibles was $0.5 million and $0.2 million in the quarters ended September 29, 2023 and September 30, 2022, respectively, and $1.3 million and $0.7 million in the year-to-date periods ended September 29, 2023, and September 30, 2022, respectively.

Estimated amortization expense for the remainder of 2023, the five succeeding years, and thereafter is as follows:

Year	Annual Amortization
(amounts in thousands)
2023 (remaining)	$420
2024	1,682
2025	1,682
2026	1,682
2027	1,284
2028	1,205
Thereafter	3,684
Total	$11,639

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

An earn-out of $5.0 million can be earned, a portion of which will be payable in each period subject to the achievement of revenue and gross profit targets for fiscal 2022, 2023 and 2024. Additionally, for each $10,000 of gross profit or revenue achieved above the targets, an additional $2,000 can be earned, with no maximum limit. There is no payout if the achievement is below the target threshold. However, in subsequent years, if the preceding year’s targets were not met, an earn-out can be earned for both years if the combined total for gross profit or revenue for the two years exceeds the combined two-year targets. The fair value as of the September 29, 2022 acquisition date was $4.0 million. The fair value of the remaining contingent consideration liability was determined to be approximately $3.1 million as of September 29, 2023. Approximately $1.6 million and $1.5 million of the remaining contingent consideration liabilities is recorded in "Other current liabilities" and "Other long-term liabilities", respectively, on the consolidated balance sheet as of September 29, 2023. The Company made a payment of $0.9 million related to the earn-out based upon achievement by Eleviant of revenue and gross profit targets for the 2022 fiscal year in the 2023 second quarter.

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

The following table summarizes the allocation of the aggregate purchase price consideration to the fair value of the assets acquired and liabilities assumed as of September 29, 2022:

(amounts in thousands)
Assets Acquired:
Cash	$755
Accounts receivable	1,375
Prepaids and other current assets	219
Property and equipment, net	437
Taxes receivable	48
Acquired intangibles	7,250
Goodwill	17,111
Total assets acquired	$27,195

Liabilities Assumed:
Accounts payable	$262
Short-term debt	601
Accrued compensation	355
Long-term debt	982
Deferred compensation benefits	324
Deferred tax liability	1,802
Total liabilities assumed	$4,326
Net assets acquired	$22,869

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

The Company incurred acquisition-related expenses related to retention bonuses and amortization of intangible assets of approximately $0.4 million and $1.1 million in the quarter and year-to-date period ended September 29, 2023, respectively, which were recorded as a component of selling, general, and administrative expenses in the consolidated statements of income. The accounting for this acquisition was updated in the first quarter of 2023, including a working capital adjustment of $0.1 million. The purchase price allocation for this acquisition was finalized in the 2023 third quarter.

4.
Net Income (Loss) Per Share

Basic and diluted earnings per share (EPS) for the quarter and three quarters ended September 29, 2023 and September 30, 2022 were as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands, except per-share data)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Weighted-average number of shares outstanding during period	14,903	14,480	14,813	14,366
Common stock equivalents from incremental shares under equity-based compensation plans	—	677	—	720
Number of shares on which diluted earnings per share is based	14,903	15,157	14,813	15,086
Net income (loss)	$(871)	$1,102	$(686)	$5,382
Net income (loss) per share
Basic	$(0.06)	$0.08	$(0.05)	$0.37
Diluted	$(0.06)	$0.07	$(0.05)	$0.36

Weighted-average shares represent the average number of issued shares less treasury shares, and for the basic EPS calculations, unvested restricted stock.

For the quarter and year-to-date period ended September 29, 2023, the diluted share amount reported is equal to the basic per share amount as the Company was in a net loss position and as a result, any dilution from incremental shares under equity-based compensation plans would be considered anti-dilutive. If the Company had net income, and assuming dilution, certain options representing 0.6 million shares of common stock were outstanding at both September 29, 2023 and September 30, 2022, but would not have been or were not included in the computation of diluted earnings per share as their effect on the computation would have been anti-dilutive.

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

Lease costs for the quarter and three quarters ended September 29, 2023 and September 30, 2022 were as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Operating lease costs	$1,870	$1,620	$5,520	$5,067
Variable lease costs	111	79	323	252
Short-term lease costs	109	98	368	310

Maturities for the Company’s lease liabilities for all operating leases as of September 29, 2023 are as follows:

Total
Year	Operating Leases
(amounts in thousands)
2023 (remaining)	$1,758
2024	5,745
2025	4,264
2026	3,060
2027	1,858
2028 & thereafter	4,135
Total undiscounted operating lease payments	20,820
Less: Interest	(1,222)
Total present value of operating lease liabilities	$19,598

The weighted average remaining lease terms and discount rates for all operating leases as of September 29, 2023 and September 30, 2022 were as follows:

	September 29, 2023	September 30, 2022
Weighted average remaining lease term (years)	5.24	5.63
Weighted average remaining discount rate	2.71%	3.12%

Supplemental cash flow information related to the Company’s operating leases for the 2023 year-to-date period is as follows:

(amounts in thousands)	September 29, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$5,520
Right-of-use assets obtained in exchange for new operating lease liabilities	5,276

6.
Debt

The Company has an asset-based lending revolving credit agreement (“Credit Agreement”), which has a five-year term that expires in May 2026. Under this Credit Agreement, the Company can borrow up to $50.0 million depending on collateral availability. The Credit Agreement is collateralized by the Company’s accounts receivable in the United States, Belgium, and Luxembourg. The London Interbank Offered Rate (“LIBOR”), the interest rate benchmark used as a reference rate on our Credit Agreement, began being phased out at the beginning of calendar year 2022, with the one-month LIBOR ceased immediately after June 30, 2023. A reference rate based on the Secured Overnight Financing Rate (“SOFR”), and other alternative benchmark rates, are replacing LIBOR. The Company can borrow under the agreement at either rate at its discretion. Interest rates range from 1.5% to 2.0% over SOFR or EURIBOR loans, and 0.5% to 1.0% over base rate (prime rate) loans.

At both September 29, 2023 and December 31, 2022, there were no amounts outstanding under the Credit Agreement. The Company borrows or repays its debts as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

The maximum amounts outstanding under the Credit Agreement in the 2023 and 2022 third quarters were $2.6 million and zero, respectively, while borrowing during those quarters averaged $0.2 million and zero, respectively. The weighted average interest rate for the 2023 third quarter borrowings was 8.9%.

Under the Credit Agreement, the Company is required to meet one financial covenant in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenant is measured quarterly, and at September 29, 2023 represented a fixed charge coverage ratio, where for the trailing twelve months the consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for, amongst other items, equity-based compensation and severance expenses, must be greater than 1.0 times the consolidated interest expense paid in cash and any scheduled principal payments. The fixed charge coverage ratio is only tested if availability, subject to a maximum of the commitment of $50.0 million, on the measurement date is less than the greater of 12.5% of the total loan availability or $5.0 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves for each country included in the Credit Agreement (the United States, Belgium, and Luxembourg). Receivable balances from our largest client, IBM, have been removed from the Credit Agreement as collateral, as the Company had entered into a factoring arrangement for those receivables. Total availability as of September 29, 2023 was approximately $36.1 million. The Company’s compliance with its financial covenant was not required to be tested at September 29, 2023 as the availability under the Credit Agreement was in excess of 12.5% of the total loan availability. The Company was also in compliance with its applicable covenants at September 30, 2022.

Eleviant has a revolving credit facility totaling $1.3 million. The Company did not have any amount outstanding under this line as of September 29, 2023. The interest rate on borrowings when made is 9.0%.

7.
Accumulated Other Comprehensive Loss

The components that make up accumulated other comprehensive loss on the condensed consolidated balance sheets at September 29, 2023 and December 31, 2022 are as follows:

(amounts in thousands)	September 29, 2023	December 31, 2022
Foreign currency translation adjustment	$(11,716)	$(10,993)
Pension loss, net of tax of $679 in 2023 and $755 in 2022	(4,034)	(4,313)
Accumulated other comprehensive loss	$(15,750)	$(15,306)

During the 2023 and 2022 third quarter and year-to-date periods, actuarial losses were amortized to expense as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Amortization of actuarial losses	$107	$119	$320	$374
Income tax	(24)	(20)	(72)	(62)
Net of tax	$83	$99	$248	$312

The amortization of both prior service cost and actuarial losses, with the exception of the actuarial gains related to the post retirement benefit plan, are included in determining net periodic pension cost. See Note 9, "Deferred Compensation and Other Benefits" for additional information.

8.
Income Taxes

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2023 third quarter and year-to-date ETR was 20.7% and 2.1%, respectively, and the 2022 third quarter and year-to-date ETR was 40.8% and 29.1%, respectively.

The ETR was lower in the 2023 third quarter and year-to-date periods as compared with the corresponding 2022 periods primarily due to tax benefits from the Research and Development tax credit (R&D).

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

Net periodic pension cost for the quarter and three quarters ended September 29, 2023 and September 30, 2022 for the plans is as follows:

	For the Quarter Ended		For the Three Quarters Ended
(amounts in thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Service cost	$96	$97	$287	$310
Interest cost	245	82	732	255
Expected return on assets	(169)	(153)	(505)	(485)
Amortization of actuarial loss	107	121	319	378
Net periodic pension cost	$279	$147	$833	$458

The ESBP is deemed to be unfunded as the Company has not specifically identified assets to be used to discharge the deferred compensation benefit liabilities. The Company has purchased insurance on the lives of certain plan participants in amounts deemed to be sufficient to reimburse the Company for the costs associated with the plan for those participants (see Note 2 for “Life Insurance Policies”). The Company does not anticipate contributing to the plan other than for benefit payments as required in 2023 and future years. In the 2023 third quarter and year-to-date period, the Company made benefit payments totaling $0.1 million and $0.3 million, respectively, and expects to make payments in 2023 totaling approximately $0.5 million. The Company made benefit payments totaling less than $0.1 million and $0.3 million in the 2022 third quarter and year-to-date period, respectively.

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

The BDBP is considered fully funded. The Company made contributions of $0.2 million in both the 2023 and 2022 third quarters, and $0.6 million and $0.5 million in the 2023 and 2022 year-to-date periods, respectively. The Company made benefit payments totaling less than $0.1 million in both the 2023 and 2022 third quarters, and expects to make payments in 2023 totaling $0.1 million.

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

The Company maintains various other defined contribution retirement plans covering employees from Europe and India. Company contributions charged to operations were $0.1 million in both the 2023 and 2022 third quarters, and $0.3 million in both the year-to-date periods ended September 29, 2023 and September 30, 2022.

The change in the fair value of plan assets for the plans for the three quarters ended September 29, 2023 and September 30, 2022 was as follows:

	For the Three Quarters Ended
(amounts in thousands)	September 29, 2023	September 30, 2022
Fair value of plan assets at beginning of period	$19,723	$19,978
Return on plan assets	505	485
Contributions	1,057	858
Benefits paid	(679)	(686)
Effect of exchange rate changes	(232)	(2,765)
Fair value of plan assets at end of quarter	$20,374	$17,870

The Company maintains the Key Employee Non-Qualified Deferred Compensation Plan for certain key executives. Company contributions to this plan, if any, are based on annually defined financial performance objectives. The Company made no cash contributions in either the 2023 or 2022 third quarter or year-to-date periods for amounts earned in the previous year. Participants in the plan have the ability to purchase stock units from the Company at current market prices using their available investment balances within the plan. In exchange for the cash received, the Company releases shares out of treasury stock equivalent to the number of share units purchased by the participants. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan. There were no stock units purchased during the 2023 or 2022 third quarter or year-to-date periods.

The Company maintains the Non-Employee Director Deferred Compensation Plan for its non-employee directors. The Company made cash contributions of less than $0.1 million during both the 2023 and 2022 third quarters, and $0.1 million during both the 2023 and 2022 year-to-date periods. The remaining contributions deposited in the directors’ accounts in the 2023 and 2022 third quarter and year-to-date periods consisted of equity grants from the 2020 Equity Award Plan. These shares of common stock are not entitled to any voting rights, but will receive dividends in the event any are paid. The shares are being held by the Company, and will be released to the participants as prescribed by their payment elections under the plan.

10.
Equity-based Compensation

During the 2023 third quarter and year-to-date period, the Company granted restricted stock totaling 10,910 and 409,300 shares, respectively. During the 2022 third quarter and year-to-date period, the Company granted restricted stock totaling 13,835 and 304,706 shares, respectively. All grants in 2023 and 2022 were funded out of treasury stock.

Director Board fees are paid in part with quarterly grants of stock units. Of the total shares granted during the 2023 third quarter and year-to-date period, 10,910 and 40,685 shares represented restricted stock units that were granted to Board members, respectively. The shares vest over the quarter in which they were granted and the Company is expensing these grants as such. Grants of similar units to the Board members totaled 13,835 and 38,370 shares of restricted stock units in the 2022 third quarter and year-to-date period, respectively.

Of the shares granted in the 2023 year-to-date period, 198,507 shares were granted to senior management, of which 132,340 shares included a performance condition. The shares will only vest, in part, to senior management if at least 80% of a three-year cumulative target for diluted earnings per share is met for the three-year period ended December 31, 2025. If at least 80% of the three-year EPS target is not met, the grants will expire. Of the shares granted during 2022 year-to-date period, 139,221 shares were granted to senior management, of which 92,815 shares included a performance condition. The shares will only vest in part, to senior management if at least 80% of a three-year cumulative target for diluted earnings per share is met for the three-year period ended December 31, 2024. If at least 80% of the three-year EPS target is not met, the grants will expire. Management continually evaluates the probability of these performance conditions being met.

The remaining shares granted in the 2023 and 2022 third quarter and year-to-date periods include shares that vest ratably over a period of three or four years, beginning one year from the date of grant.

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

A total of 168,136 stock options were granted during the 2023 year-to-date period on March 17, 2023 from the 2020 Equity Award Plan. The options have a fair value of $3.05 per share using the Black-Scholes valuation model. The assumptions used to calculate the fair value include the price on the date of grant of $7.75 per option, an expected life of 4.3 years, expected volatility of 43.2%, an expected dividend yield of zero, and a risk free rate of 3.4%. The options vest ratably over three years, and are being expensed over that period. A total of 134,790 stock options were granted during the 2022 year-to-date period on March 18, 2022 from the 2020 Equity Award Plan. The options have a fair value of $3.14 per share using the Black-Scholes valuation model. The assumptions used to calculate the fair value include the price on the date of grant of $9.12 per option, an expected life of 3.4 years, expected volatility of 44.6%, an expected dividend yield of zero, and a risk free rate of 2.1%. The options vest ratably over three years, and are being expensed over that period.

11.
Treasury Stock

The Company’s Board of Directors has previously authorized the repurchase of up to $30.0 million of the Company’s stock. The Company did not purchase shares for treasury during the 2023 or 2022 third quarter or year-to-date periods. As of September 29, 2023 and September 30, 2022, the Company had approximately $7.7 million left in its current stock repurchase authorization.

The Company issued 60,731 and 513,491 shares during the 2023 third quarter and year-to-date period, respectively, to fulfill the requirements from the grant of restricted shares or units and the exercise of stock options.

The Company issued 187,637 and 537,128 shares during the 2022 third quarter and year-to-date period, respectively, of which 173,802 shares were issued as part of the acquisition of Eleviant, while the remaining shares were issued to fulfill the requirements from the grant of restricted shares or units and the exercise of stock options.

12.
Significant Clients

In the 2023 third quarter, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $5.6 million or 7.8% of consolidated revenue compared with $13.7 million or 18.2% of consolidated revenue in the comparable 2022 period. In the 2023 year-to-date period, IBM accounted for $20.4 million or 9.1% of consolidated revenue, compared with $46.1 million or 18.7% of consolidated revenue in the comparable 2022 period. The National Technical Services Agreement with IBM was renewed on October 27, 2023 and now expires October 31, 2026, with generally the same terms and conditions as the previous year. The Company’s accounts receivable from IBM at September 29, 2023 and December 31, 2022 totaled $9.4 million and $14.0 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2023 or 2022 third quarter or year-to-date periods.

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

The operating results for the Company’s segments for the quarter and three quarters ended September 29, 2023 and September 30, 2022 were as follows:

Quarter Ended September 29, 2023	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$25,217	$36,472	$9,602
Direct costs	15,548	27,925	8,351
Gross profit	9,669	8,547	1,251
Sales, solutions, delivery, and recruiting expenses	4,528	4,649	307
Contribution profit	$5,141	$3,898	$944	9,983
General and administrative expenses				10,587
Operating income				$(604)

Quarter Ended September 30, 2022	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$20,340	$33,258	$21,404
Direct costs	12,617	25,388	18,768
Gross profit	7,723	7,870	2,636
Sales, solutions, delivery, and recruiting expenses	3,594	4,406	575
Contribution profit	$4,129	$3,464	$2,061	9,654
General and administrative expenses				7,401
Operating income				$2,253

Three Quarters Ended September 29, 2023	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$74,410	$114,958	$34,713
Direct costs	45,245	87,844	30,395
Gross profit	29,165	27,114	4,318
Sales, solutions, delivery, and recruiting expenses	14,040	14,989	1,043
Contribution profit	$15,125	$12,125	$3,275	30,525
General and administrative expenses				30,137
Operating income				$388

Three Quarters Ended September 30, 2022	North America IT	Europe IT	Non-Strategic
(amounts in thousands)	Solutions & Services	Solutions & Services	Technology Services	Total
Revenue	$61,114	$112,896	$73,168
Direct costs	39,450	84,964	64,190
Gross profit	21,664	27,932	8,978
Sales, solutions, delivery, and recruiting expenses	10,256	14,490	2,086
Contribution profit	$11,408	$13,442	$6,892	31,742
General and administrative expenses				23,117
Operating income				$8,625

Depreciation allocated to Europe IT Solutions and Services totaled $0.1 million and $0.2 million in the quarters ended September 29, 2023 and September 30, 2022, respectively, and $0.4 million and $0.5 million in the 2023 and 2022 year-to-date periods, respectively. Depreciation allocated to North America IT Solutions and Services totaled $0.2 million and $0.1 million in the quarters ended September 29, 2023 and September 30, 2022, respectively, and $0.5 million and $0.3 million in the 2023 and 2022 year-to-date periods, respectively. Depreciation allocated to Non-Strategic Technology Services totaled less than $0.1 million in both of the quarters ended September 29, 2023 and September 30, 2022, respectively, and less than $0.1 million in both of the 2023 and 2022 year-to-date periods, respectively.

The Company has not provided any other expense or asset information for each of its segments as the Company’s CEO, who is the chief operating decision maker, does not use this information in any way to make resource decisions or to manage the segments. The Company does not prepare balance sheet or statement of cash flow information for its segments.

The Company's goodwill by segment at September 29, 2023 and December 31, 2022 was as follows:

(amounts in thousands)	September 29, 2023	December 31, 2022
North America IT Solutions and Services	$18,429	$18,753
Europe IT Solutions and Services	17,058	17,245
Total goodwill	$35,487	$35,998

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking information and statements made by the management of Computer Task Group, Incorporated (“CTG”, the “Company” or the “Registrant”) that are based on the beliefs of management as well as assumptions made by, and information currently available to, the Company, and are subject to a number of risks and uncertainties. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate, including statements regarding the proposed acquisition of CTG by Cegeka (the "Proposed Acquisition". These forward-looking statements are current only as of the date of this quarterly report. The Company assumes no obligation to update these statements based on information from and after the date of this report. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “expects,” “might,” “plans,” “may,” “will,” “would,” “should,” “could,” “seeks,” “estimates,”, “project,” “predict,” “potential,” “currently,” “continue,” “intends,” “outlook,” “forecasts,” “targets,” and words and phrases of similar impact. The forward-looking statements include, but are not limited to, statements regarding future operations, industry trends or conditions and the business environment, and statements regarding future levels of or trends in business strategy and expectations, new business opportunities, cost control initiatives, business wins, market demand, revenue, operating expenses, capital expenditures, and financing. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors and risks could cause actual results to differ materially from those in the forward-looking statements, including the following:

•
the ability of the parties to satisfy the closing conditions for the Proposed Acquisition on a timely basis or at all, including the possibility that a governmental agency may prohibit, delay, or refuse to grant approval for the consummation of the Proposed Acquisition
•
statements about the expected timetable for completing the Proposed Acquisition
•
uncertainties as to how many of CTG's shareholders will tender their shares in the offer
•
the possibility that competing offers will be made; the occurrence of events that may give rise to a right of one or both of Cegeka and CTG to terminate the merger agreement
•
negative effects of the announcement of the Proposed Acquisition on the market price of CTG's common stock and/or on it business, financial condition, results of operations, and financial performance (including the ability of CTG to maintain relationships with its customers, suppliers, and others with whom it does business)
•
the effects of the Proposed Acquisition (or the announcement thereof) on CTG's ability to retain and hire qualified professional staff and talent, including technical, sales and management personnel
•
the availability to CTG of qualified professional staff
•
competition for clients and talent, including technical, sales and management personnel
•
increased bargaining power of large clients
•
the occurrence of cyber incidents and the Company's ability to protect confidential client data
•
the partial or complete loss of the revenue the Company generates from its largest client, International Business Machines Corporation (IBM)
•
the uncertainty of clients' implementations of cost reduction projects
•
the mix of work between IT Solutions and Services and Non-Strategic Technology Services, and the risk of disengaging from Non-Strategic Technology Services
•
currency exchange risks
•
risks associated with domestic and foreign operations, including uncertainty and business interruptions resulting from political changes and actions in the U.S. and abroad, such as the conflict between Russian and Ukraine and recent developments in China, and volatility in the global credit and financial markets and economy
•
renegotiations, nullification, or breaches of contracts with clients, vendors, subcontractors or other parties
•
the impact of current and future laws and government regulations, as well as repeal or modification of such, affecting the IT solutions and services industry, taxes and the Company's operations in particular
•
industry, economic, and political conditions, including fluctuations in demand for IT services
•
consolidation among the Company's competitors or clients
•
the need to supplement or change our IT services in response to new offerings in the industry or changes in client requirements for IT products and solutions
•
the risks associated with acquisitions
•
actions of activist shareholders
•
the continuing effects of the COVID-19 pandemic and the regulatory, social, and business responses thereto on the Company’s business, operations, employees, contractors, and clients

•
unpredictability and severity of catastrophic events, including acts of terrorism, outbreak of war or hostilities, civil unrest, adverse climate or weather events and pandemics or other public health emergencies, as well as our response to any of the aforementioned factors, and
•
the risks described in Item 1A of the Company’s most recently filed annual report on Form 10-K and from time to time in the Company's other reports filed with the Securities and Exchange Commission (“SEC”). These may be obtained through the Securities and Exchange Commission’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at www.sec.gov.

Subsequent Event

Subsequent to the end of the 2023 third quarter on September 29, 2023, one of the Company’s former executives covered by one of the Company's life insurance policies passed away. The Company expects to receive approximately $1.3 million in non-taxable death benefit proceeds in the 2023 fourth quarter.

The Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC and there were no other subsequent events which required recognition, adjustment to or disclosure in the financial statements.

Acquisition of CTG by Cegeka

On August 9, 2023, the Company and the IT solutions provider Cegeka Groep nv (“Cegeka”), a company headquartered in Hasselt, Belgium, entered into a transaction for Cegeka to purchase all of the outstanding shares of CTG for $10.50 per share in cash, which represents an implied equity value for the Company of approximately $170 million. The closing of the transaction will be subject to customary conditions, including the expiration or termination of certain regulatory periods and the tender of shares representing at least two-thirds of CTG’s outstanding common stock in a tender offer, as required by the merger approval requirements under applicable New York law. The transaction is expected to close later in 2023. Upon the successful completion of the tender offer, Cegeka’s acquisition subsidiary will be merged into CTG, and any remaining shares of common stock of CTG will be cancelled and converted into the right to receive the same $10.50 per share in cash. After closing, CTG will become a privately held company and shares of CTG common stock will no longer be listed on any public market.

Additional information related to the tender offer can be found within the Form 8-K filed by the Company on August 9, 2023, Cegeka's Tender Offer Statement on Schedule TO filed by Cegeka on August 23, 2023, the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on August 23, 2023 and in future filings by the Company related to the tender offer.

Trends Impacting the Business

Macroeconomic Trends

In recent years, interest rates remained at historically low levels, primarily due to impacts to the U.S. economy caused by COVID-19. More recently, higher consumer demand, lower interest rates, global supply chain disruption, and other factors have contributed to rapidly accelerating economic inflation. To offset the impacts of inflation, the Federal Open Market Committee ("FOMC") raised interest rates throughout 2022 and intends to continue raising rates into 2023. While the actual timing and extent of the future increases in interest rates remains unknown, higher long-term interest rates may have a material adverse impact to us as a higher cost of capital could significantly increase our interest expense on any debt we incur in the future. High inflation and interest rates are negatively impacting our clients spending, which may adversely impact our business, financial condition, cash flows and results of operations.

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

The Company’s revenue by vertical market as a percentage of total revenue for the quarter and three quarters ended September 29, 2023 and September 30, 2022 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Healthcare	23.8%	19.1%	21.8%	18.0%
Financial services	15.1%	15.1%	16.4%	15.6%
Technology service providers	14.3%	22.4%	15.2%	23.5%
Manufacturing	13.5%	16.9%	14.6%	15.2%
Energy	6.6%	5.7%	6.5%	5.8%
General markets	26.7%	20.8%	25.5%	21.9%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s revenue from contracts accounted for under time-and-material, progress billing and percentage-of-completion methods as a percentage of consolidated revenue for the quarter and three quarters ended September 29, 2023 and September 30, 2022 was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Time-and-material	73.2%	76.3%	75.5%	77.2%
Progress billing	20.3%	17.9%	18.0%	18.0%
Percentage-of-completion	6.5%	5.8%	6.5%	4.8%
Total	100.0%	100.0%	100.0%	100.0%

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

The Company’s operating segments recorded revenue in the quarter and three quarters ended September 29, 2023 and September 30, 2022 was as follows:

For the Quarter Ended:					Year-over-Year
(amounts in thousands)	September 29, 2023		September 30, 2022		Change
North America IT Solutions and Services	35.4%	$25,217	27.1%	$20,340	24.0%
Europe IT Solutions and Services	51.1%	36,472	44.4%	33,258	9.7%
Non-Strategic Technology Services	13.5%	9,602	28.5%	21,404	(55.1)%
Total	100.0%	$71,291	100.0%	$75,002	(4.9)%

For the Three Quarters Ended:					Year-over-Year
(amounts in thousands)	September 29, 2023		September 30, 2022		Change
North America IT Solutions and Services	33.2%	$74,410	24.7%	$61,114	21.8%
Europe IT Solutions and Services	51.3%	114,958	45.7%	112,896	1.8%
Non-Strategic Technology Services	15.5%	34,713	29.6%	73,168	(52.6)%
Total	100.0%	$224,081	100.0%	$247,178	(9.3)%

Results of Operations

The table below sets forth data as contained in the condensed consolidated statements of income with the percentage information calculated as a percentage of consolidated revenue.

For the Quarter Ended:	September 29, 2023		September 30, 2022
(amounts in thousands)
Revenue	100.0%	$71,291	100.0%	$75,002
Cost of services	72.7%	51,824	75.7%	56,773
Gross profit	27.3%	19,467	24.3%	18,229
Selling, general and administrative expenses	28.1%	20,071	21.3%	15,976
Operating income (loss)	(0.8)%	(604)	3.0%	2,253
Interest and other expense, net	(0.7)%	(495)	(0.5)%	(392)
Income (loss) before income taxes	(1.5)%	(1,099)	2.5%	1,861
Provision (benefit) for income taxes	(0.3)%	(228)	1.0%	759
Net income (loss)	(1.2)%	$(871)	1.5%	$1,102

For the Three Quarters Ended:	September 29, 2023		September 30, 2022
(amounts in thousands)
Revenue	100.0%	$224,081	100.0%	$247,178
Cost of services	73.0%	163,484	76.3%	188,604
Gross profit	27.0%	60,597	23.7%	58,574
Selling, general and administrative expenses	26.8%	60,209	20.2%	49,949
Operating income	0.2%	388	3.5%	8,625
Interest and other expense, net	(0.5)%	(1,089)	(0.4)%	(1,034)
Income (loss) before income taxes	(0.3)%	(701)	3.1%	7,591
Provision (benefit) for income taxes	(0.0)%	(15)	0.9%	2,209
Net income (loss)	(0.3)%	$(686)	2.2%	$5,382

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

On a consolidated basis, North America IT Solutions and Services revenue increased approximately $4.9 million year-over-year to $25.2 million, or 35.4% of consolidated revenue in the 2023 third quarter, and increased approximately $13.3 million year-over-year to $74.4 million, or 33.2% of consolidated revenue in the 2023 year-to-date period. This compares with $20.3 million, or 27.1% in the corresponding 2022 third quarter, and $61.1 million, or 24.7% in the corresponding 2022 year-to-date period. The increase in North America IT Solutions and Services revenue in the 2023 third quarter was driven by the contributions from Eleviant, the Company's acquisition in 2022, and new customers or projects in digital IT solutions resulting from the business development investments the Company has been making in this segment.

Europe IT Solutions and Services revenue increased $3.2 million to $36.5 million and represented 51.1% of consolidated revenue in the 2023 third quarter, and increased approximately $2.1 million year-over-year to $115.0 million, or 51.3% of consolidated revenue in the 2023 year-to-date period. This compares with $33.3 million or 44.4% of revenue in the corresponding 2022 third quarter, and $112.9 million or 45.7% of consolidated revenue in the 2022 year-to-date period. The Europe IT Solutions and Services revenue increase in the 2023 third quarter was primarily due to the strength of the value of the Euro as compared with the U.S. dollar. Approximately 99% of European revenue for the third quarter is in this segment, while the remaining 1% is in the Non-Strategic Technology Services segment. If there had been no change in the foreign currency exchange rates from the 2022 third quarter to the 2023 third quarter, revenue overall for the Company would have been approximately $2.7 million lower. If there had been no change in the foreign currency exchange rates from the 2022 year-to-date period to the corresponding 2023 period, revenue overall for the Company would have been approximately $1.5 million lower.

Non-Strategic Technology Services revenue decreased $11.8 million to $9.6 million and represented 13.5% of consolidated revenue in the 2023 third quarter, and decreased approximately $38.5 million year-over-year to $34.7 million, or 15.5% of consolidated revenue in the 2023 year-to-date period. This compares with $21.4 million or 28.5% of revenue in the corresponding 2022 third quarter, and $73.2 million or 29.6% in the corresponding 2022 year-to-date period. The Non-Strategic Technology Services revenue decreases in the 2023 third quarter and year-to-date period were primarily due to the Company continuing to disengage from a number of low margin, non-core staffing engagements in North America and the high inflationary macroeconomic conditions which lowered demand in this segment throughout 2023.

The Company recorded revenue by geography in the quarter and three quarters ended September 29, 2023 and September 30, 2022 as follows:

For the Quarter Ended:	September 29, 2023		September 30, 2022		Year-over-Year Change
(amounts in thousands)
North America	48.5%	$34,605	55.3%	$41,500	(16.6)%
Europe	51.5%	36,686	44.7%	33,502	9.5%
Total	100.0%	$71,291	100.0%	$75,002	(4.9)%

For the Three Quarters Ended:	September 29, 2023		September 30, 2022		Year-over-Year Change
(amounts in thousands)
North America	48.4%	$108,434	53.7%	$132,804	(18.4)%
Europe	51.6%	115,647	46.3%	114,374	1.1%
Total	100.0%	$224,081	100.0%	$247,178	(9.3)%

There were 63 billable days in both the 2023 and 2022 third quarters. Reimbursable expenses billed to clients and included in revenue were approximately $0.1 million and $0.2 million in the 2023 and 2022 third quarters, respectively.

There were 191 and 192 billable days in the 2023 and 2022 year-to-date periods, respectively. Reimbursable expenses billed to clients and included in revenue totaled $0.4 million and $0.5 million in the 2023 and 2022 year-to-date periods, respectively.

The COVID-19 pandemic had limited financial impact on the Company’s operations in the 2023 and 2022 third quarters, although client demand for Non-Strategic Technology Services continued to be low. During 2023, to start the year, the Company faced challenging macroeconomic conditions and high inflation. Although the COVID-19 pandemic and macroeconomic conditions have impacted all of the countries where the Company has operations, there is no clear visibility into the potential magnitude of a downturn in operations that could negatively affect financial results for the remainder of 2023.

The Company is experiencing significant competition for qualified resources due to a general shortage of available IT digital solutions talent. We believe this competition will continue in the future, and may have a negative impact on the Company’s revenue and operating profits if we are unable to hire the resources we need to meet demand from our clients on a timely basis.

The Company includes all billable consultants, consisting of both employees and subcontractors, and its support services in its headcount totals. CTG’s total headcount at September 29, 2023 was approximately 2,800, down from approximately 3,250 at September 30, 2022, and decrease from 3,200 at December 31, 2022. The decrease in headcount year-over-year is primarily due to the Company's disengagement from its lowest margin staffing business in the Company’s Non-Strategic Technology Services segment, as well as reduced demand in the segment.

The revenue increase in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was impacted in the 2023 third quarter and year-to-date period by the weakness of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, the currency used in the United Kingdom. Revenue in constant currency is measured by applying the current period's average exchange rate to the prior periods. Based on this methodology, revenue in the 2023 third quarter was $2.7 million higher due to foreign currency exchange fluctuations compared with the prior year third quarter, while operating income was about $0.2 million higher. If there had been no change in these exchange rates from the 2022 year-to-date period to the corresponding 2023 period, revenue would have been approximately $1.5 million lower, while operating income would have been approximately $0.4 million lower.

In the 2023 third quarter, International Business Machines Corporation (IBM) was the Company’s largest client and accounted for $5.6 million or 7.8% of consolidated revenue compared with $13.7 million or 18.2% of consolidated revenue in the comparable 2022 period. In the 2023 year-to-date period, IBM accounted for $20.4 million or 9.1% of consolidated revenue, compared with $46.1 million or 18.7% of consolidated revenue in the comparable 2022 period. The National Technical Services Agreement with IBM was renewed on October 27, 2023 and now expires October 31, 2026, with generally the same terms and conditions as the previous year. The Company’s accounts receivable from IBM at September 29, 2023 and December 31, 2022 totaled $9.4 million and $14.0 million, respectively.

No other client accounted for 10% or more of the Company's revenue during the 2023 or 2022 third quarters or year-to-date periods.

The Company recorded operating results in the quarters ended September 29, 2023 and September 30, 2022 in its operating segments as follows:

North America IT Solutions and Services
(amounts in thousands)	September 29, 2023	September 30, 2022	Change
Revenue	100.0%	100.0%	—
Direct costs	61.7%	62.0%	(0.3)%
Gross margin	38.3%	38.0%	0.3%
Sales, solutions, delivery, and recruiting expenses	17.9%	17.7%	0.2%
Contribution margin	20.4%	20.3%	0.1%

Europe IT Solutions and Services
(amounts in thousands)	September 29, 2023	September 30, 2022	Change
Revenue	100.0%	100.0%	—
Direct costs	76.6%	76.3%	0.3%
Gross margin	23.4%	23.7%	(0.3)%
Sales, solutions, delivery, and recruiting expenses	12.7%	13.3%	(0.6)%
Contribution margin	10.7%	10.4%	0.3%

Non-Strategic Technology Services
(amounts in thousands)	September 29, 2023	September 30, 2022	Change
Revenue	100.0%	100.0%	—
Direct costs	87.0%	87.7%	(0.7)%
Gross margin	13.0%	12.3%	0.7%
Sales, solutions, delivery, and recruiting expenses	3.2%	2.7%	0.5%
Contribution margin	9.8%	9.6%	0.2%

The Company recorded operating results in the three quarters ended September 29, 2023 and September 30, 2022 in its operating segments as follows:

North America IT Solutions and Services
(amounts in thousands)	September 29, 2023	September 30, 2022	Change
Revenue	100.0%	100.0%	—
Direct costs	60.8%	64.6%	(3.8)%
Gross margin	39.2%	35.4%	3.8%
Sales, solutions, delivery, and recruiting expenses	18.9%	16.7%	2.2%
Contribution margin	20.3%	18.7%	1.6%

Europe IT Solutions and Services
(amounts in thousands)	September 29, 2023	September 30, 2022	Change
Revenue	100.0%	100.0%	—
Direct costs	76.4%	75.3%	1.1%
Gross margin	23.6%	24.7%	(1.1)%
Sales, solutions, delivery, and recruiting expenses	13.1%	12.8%	0.3%
Contribution margin	10.5%	11.9%	(1.4)%

Non-Strategic Technology Services
(amounts in thousands)	September 29, 2023	September 30, 2022	Change
Revenue	100.0%	100.0%	—
Direct costs	87.6%	87.7%	(0.1)%
Gross margin	12.4%	12.3%	0.1%
Sales, solutions, delivery, and recruiting expenses	3.0%	2.9%	0.1%
Contribution margin	9.4%	9.4%	—

Direct costs, defined as costs for billable staff including billable out-of-pocket expenses, were 61.7% and 62.0% of revenue in the North America IT Solutions and Services segment in the 2023 and 2022 third quarter, respectively, and 60.8% and 64.6% in the 2023 and 2022 year-to-date periods, respectively. Direct costs in the Europe IT Solutions and Services segment were 76.6% and 76.3% in the 2023 and 2022 third quarter, respectively, and 76.4% and 75.3% in the 2023 and 2022 year-to-date periods, respectively. The decrease in direct costs year-over-year as a percentage of revenue in the North America IT Solutions and Services segment was due to a concerted effort to deliver higher margin, digital services in these segments and the inclusion of the results of Eleviant since it was acquired at the end of the 2022 third quarter. Eleviant's direct margins are in excess of 50%. The increase in direct costs year-over-year in the Europe IT Solutions and Services segment was due to significant increases in wages as mandated by a number of the governments in which we operate in Europe. In Belgium, wages increased for our employees by approximately 11% on January 1, 2023, which drove higher direct costs. The Company is in the process of increasing bill rates to compensate for the increase in wage rates but expects that it will be unable to pass all of these increases on to its clients. Direct costs in the Non-Strategic Technology Services segment were 87.0% and 87.7% of revenue in the 2023 and 2022 third quarters, respectively, and 87.6% and 87.7% in the 2023 and 2022 year-to-date periods, respectively.

Selling, general and administrative (“SG&A”) expenses were 28.1% of revenue in the 2023 third quarter as compared with 21.3% in the corresponding 2022 period, and 26.8% in the 2023 year-to-date period as compared with 20.2% in the corresponding 2022 period. The increase in SG&A expenses as a percentage of revenue in the 2023 third quarter as compared with the prior year period was due to significant investments in business development resources in the Company's IT Solutions and Services segments, costs incurred for an enterprise resource planning (ERP) system implementation in 2023, costs incurred related to the acquisition of CTG by Cegeka, and a loss of operating leverage resulting from lower revenue in the quarter.

Consolidated operating income was (0.8)% and 3.0% of revenue in the 2023 and 2022 third quarters, respectively, and 0.2% and 3.5% of revenue in the 2023 and 2022 year-to-date periods, respectively.

The Company’s effective tax rate (“ETR”) is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. The 2023 third quarter and year-to-date ETR was 20.7% and 2.1%, respectively, and the 2022 third quarter and year-to-date ETR was 40.8% and 29.1%, respectively. The ETR was lower in the 2023 third quarter and year-to-date periods as compared with the corresponding 2022 periods primarily due to tax benefits from the Research and Development tax credit (R&D).

Net loss was $0.06 and $0.05 per diluted share in the 2023 third quarter and year-to-date period, respectively, as compared with net income of $0.07 and $0.36 per diluted share in the 2022 third quarter and year-to-date period, respectively. Diluted earnings per share was calculated using 14.9 million and 15.2 million weighted-average equivalent shares outstanding in the quarters ended September 29, 2023 and September 30, 2022, respectively.

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

Income Taxes—Valuation Allowances on Deferred Tax Assets

At September 29, 2023, the Company had a total of approximately $5.0 million of deferred tax assets offset by a valuation allowance of approximately $0.6 million, resulting in a net deferred tax asset of approximately $4.4 million. Additionally, the Company had approximately $1.2 million of deferred tax liabilities recorded on its condensed consolidated balance sheet. The deferred tax assets and liabilities primarily consist of deferred compensation, loss carryforwards, and state taxes.

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

The Company’s deferred tax assets and their potential realizability are evaluated each quarter to determine if any changes should be made to the valuation allowance. Any change in the valuation allowance in the future could result in a change in the Company’s ETR. A 1% change in the ETR in the 2023 third quarter and year-to-date period would have increased or decreased net loss by approximately $11,000 and $7,000, respectively.

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

Goodwill Valuation

As of September 29, 2023, goodwill recorded on the Company's consolidated balance sheet totaled $35.5 million, which relates to the acquisitions completed by the Company between 2018 and 2022. The acquisition of Soft Company in 2018 is in the France IT Solutions and Services reporting unit, the 2019 acquisition of Tech-IT is in the Luxembourg IT Solutions and Services reporting unit, the 2020 acquisition of StarDust is in both the North America and France IT Solutions and Services reporting units, while the 2022 acquisition of Eleviant is in the North America IT Solutions and Services reporting unit. As of September 29, 2023, goodwill consisted of $18.4 million associated with the North America IT Solutions and Services segment, while the balance of $17.1 million is associated with the Europe IT Solutions and Services segment.

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

Finally, we compared our estimates of fair value to the consolidated Company’s October 2022 month-end total public market capitalization, which included factoring in the business operations that do not have goodwill, and assessed implied control premiums. Based on the results of this analysis, we concluded that the estimated fair value determined under our approach for the annual goodwill impairment test for our France and Luxembourg reporting units in October 2022 was reasonable, and continues to be reasonable at the end of the 2023 third quarter.

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

We concluded that the goodwill assigned to the France, Luxembourg, and North America IT Solutions and Services reporting units as of October 2022 were not impaired, and that they continue to not be impaired as of September 29, 2023 as no impairment triggering events have been noted subsequently through the end of the 2023 third quarter. The estimates and assumptions on which the Company’s evaluations are based involve judgments and are based on current available information, any of which could prove wrong or inaccurate when made, or become wrong or inaccurate as a result of subsequent events. In the event the business significantly under achieves its goals for revenue and profit growth in the future, especially considering the current highly inflationary macroeconomic environment in which the Company conducts its operations, the carrying value for this business unit may not be supportable using a discounted cash flow projection, and an impairment charge may exist.

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

Financial Condition and Liquidity

Operating activities provided $2.8 million in cash in the 2023 year-to-date period compared with $12.5 million in the 2022 corresponding period. In 2023, net loss was $0.7 million, while other non-cash adjustments, primarily consisting of depreciation and amortization expense, equity-based compensation, deferred income taxes, and deferred compensation totaled $2.7 million. In 2022, net income was $5.4 million, while the corresponding non-cash adjustments totaled $3.6 million.

The accounts receivable balance decreased $6.2 million in the 2023 year-to-date period and $11.6 million in the comparable 2022 period. The decrease in accounts receivable in 2022 was due to the Company receiving payment on a large outstanding receivable balance in the second quarter of 2022 from a project completed in the 2021 fourth quarter which drove receivable balances down. The Company has a factoring agreement with its largest customer whereby invoices due in 90 days can be paid in as little as 15 days. In the 2023 year-to-date period, the Company factored approximately $12.4 million, compared to approximately $12.2 million in the comparable 2022 period. Days sales outstanding (DSO) was 82 days at September 29, 2023 and 83 days at September 30, 2022.

Prepaid and other current assets increased $0.9 million and $0.4 million in the 2023 and 2022 periods, respectively, due to the timing of payments made early in each respective year that are then expensed throughout the year.

The accounts payable balance decreased $5.1 million and $10.2 million in the 2023 and 2022 periods, respectively, primarily due to the timing of certain payments near the end of the quarter of each year as compared with the prior year-end. Accrued compensation decreased $0.4 million and $0.1 million in the 2023 and 2022 periods, respectively. The 2023 decrease is primarily due to an overall decrease in headcount of approximately 450 year-over-year while the 2022 decrease is primarily due an overall decrease in headcount of approximately 350 year-over-year. Advance billings on contracts decreased $1.0 million in 2023 and increased $0.7 million in 2022. The change in advance billings in any given period is determined by the nature and type of existing projects, and the advance payments associated with those projects. Other current liabilities increased $3.5 million and $0.2 million in 2023 and 2022, respectively, due to the timing of vendor invoices received at the end of the quarter as compared with the prior year-end.

Investing activities used $3.1 million and $17.9 million of cash in the 2023 and 2022 periods, respectively. In 2023, the Company is capitalizing certain costs associated with the ERP implementation project that were not incurred in 2022. Cash paid for the acquisition of Eleviant, net of cash acquired, in the 2022 third quarter was $16.6 million. The Company has no significant commitments for the purchase of property and equipment at September 29, 2023.

Financing activities used $0.8 million of cash in the 2023 year-to-date period and $0.9 million in the comparable 2022 period. Cash received from the exercise of stock options and from an employee stock purchase plan totaled approximately $0.3 million in both 2023 and 2022. The Company borrowed $20.7 million and made repayments of $20.7 million to fund working capital needs under the Company’s revolving credit line in 2023, while the Company did not borrow or make repayments in 2022. The Company paid approximately $0.9 million in 2023 related to the contingent consideration based on the achievement by Eleviant of the revenue and gross profit targets for fiscal 2022. Payments made to taxing authorities that represent the value of shares withheld for taxes in employee equity-based compensation transactions totaled $0.6 million and $1.2 million in the 2023 and 2022 periods, respectively. The increase in 2023 and 2022 were due to the vesting of the performance grants issued to the management team. The Company did not repurchase shares for treasury under its buyback program in either of the 2023 or 2022 year-to-date periods. As of September 29, 2023, $7.7 million was available under the Company's authorization to purchase shares in future periods.

The Credit Agreement has a five-year term that expires in May 2026. Under this Credit Agreement, the Company can borrow up to $50.0 million depending on collateral availability. The Credit Agreement is collateralized by the Company’s accounts receivable in the United States, Belgium and Luxembourg. Interest rates range from 1.5% to 2.0% over SOFR or EURIBOR loans, and 0.5% to 1.0% over base rate (prime rate) loans. The London Interbank Offered Rate (“LIBOR”), the interest rate benchmark used as a reference rate on our Credit Agreement, began being phased out at the beginning of calendar year 2022, with the one-month LIBOR ceasing immediately after June 30, 2023. A reference rate based on the Secured Overnight Financing Rate (“SOFR”), and other alternative benchmark rates, are replacing LIBOR. The Company can borrow under the agreement at either rate at its discretion.

At both September 29, 2023 and December 31, 2022, there were no amounts outstanding under the Credit Agreement. The Company borrows or repays its debts as needed based upon its working capital obligations, including the timing of the U.S. bi-weekly payroll.

The maximum amounts outstanding under the Credit Agreement in the 2023 and 2022 third quarters were $2.6 million and zero, respectively, while borrowings during those quarters averaged $0.2 million and zero, respectively, and carried weighted average interest rates of 8.9% and zero, respectively.

Under the Credit Agreement, the Company is required to meet one financial covenant in order to maintain borrowings under its revolving credit line, pay dividends, and make acquisitions. The covenant is measured quarterly, and at September 29, 2023, represented a fixed charge coverage ratio, where for the trailing twelve months the consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) adjusted for, amongst other items, equity-based compensation and severance expenses, must be greater than 1.0 times the consolidated interest expense paid in cash and any scheduled principal payments. The fixed charge coverage ratio is only tested if availability, subject to a maximum of the commitment of $50.0 million, on the measurement date is less than the greater of 12.5% of the total loan availability or $5.0 million. Actual borrowings by CTG under the Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible receivables and reserves for each country included in the Credit Agreement (the United States, Belgium, and Luxembourg). Receivable balances from our largest client, IBM, have been removed from the Credit Agreement as collateral, as the Company had entered into a factoring arrangement for those receivables. Total availability as of September 29, 2023 was approximately $36.1 million. The Company’s compliance with its financial covenant was not required to be tested at September 29, 2023 as availability under the Credit Agreement was in excess of 12.5% of the total loan availability.

Eleviant has a revolving credit facility totaling $1.3 million. They did not have any amount outstanding under this line as of September 29, 2023. The interest rate on borrowings when taken is 9.0%.

Of the total cash and cash equivalents reported on the condensed consolidated balance sheet at September 29, 2023 of $24.1 million, approximately $21.7 million was held by the Company’s foreign operations. Earnings are considered to be indefinitely reinvested in those operations. The Company has not repatriated any of its cash and cash equivalents from its foreign operations in the past five years, and does not intend to do so in the foreseeable future as the funds are required to meet the working capital needs of its foreign operations.

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

Off-Balance Sheet Arrangements

The Company has guarantees in our European operations that support office leases and the performance under government contracts. These guarantees totaled approximately $1.4 million at September 29, 2023.

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

The revenue increase in Europe in the countries in which the Company operates (Belgium, France, Luxembourg, and the United Kingdom) was impacted in the 2023 third quarter and year-to-date period by the weakness of the U.S. dollar as compared with the value of the Euro, the currency used in Belgium, France, and Luxembourg, and the British pound, the currency used in the United Kingdom. Revenue in constant currency is measured by applying the current period's average exchange rate to the prior periods. Based on this methodology, revenue in the 2023 third quarter was $2.7 million higher due to foreign currency exchange fluctuations compared with the prior year third quarter, while operating income was about $0.2 million higher. If there had been no change in these exchange rates from the 2022 year-to-date period to the corresponding 2023 period, revenue would have been approximately $1.5 million lower, while operating income would have been approximately $0.4 million lower.

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

Changes in Internal Control Over Financial Reporting

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on September 29, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are involved from time to time in various legal proceedings arising in the ordinary course of business.

On August 28, 2023, an alleged shareholder of the Company, Michael Floyd, filed a complaint in the Supreme Court of the State of New York, County of Erie, captioned Floyd v. Computer Task Group, Incorporated, et al., Index No. 810903/2023, against the Company and the members of the Company Board. In his complaint, Mr. Floyd alleges that the members of the Company Board breached their fiduciary duties in connection with the Company Board’s efforts to sell the Company to Cegeka and that they were aided and abetted by the Company. He further alleges in his complaint that the Company and the members of the Company Board breached their fiduciary duties by misstating or omitting certain material information in the Schedule 14D-9 in connection with the tender offer. On August 29, 2023, the court entered an ex parte order requiring the Company and the Company Board to show cause at or before a hearing to be held on September 14, 2023 why the court should not enter an order prohibiting the Company from consummating the Transactions. The order also required Mr. Floyd to serve the complaint, the order to show cause, and the supporting papers on the Company and the other defendants by September 5, 2023 and established a schedule for the Company and the other defendants to submit papers in opposition to Mr. Floyd’s motion.

On September 11, 2023, Mr. Floyd gave notice to the court of the withdrawal of his order to show cause in light of CTG’s revised disclosures included in Amendment No. 2 to the Schedule 14D-9 filed by the Company with the SEC on September 11, 2023. The Company has been served with the complaint, but there have been no further material developments to date.

On August 30, 2023, an alleged shareholder of the Company, Ryan O’Dell, filed a complaint in the United States District Court for the Southern District of New York, captioned O’Dell v. Computer Task Group, Incorporated, et al., Case No. 1:23-cv-07712, against the Company and the members of the Company Board. In his complaint, Mr. O’Dell alleged that the Company and members of the Company Board violated Sections 14(d) (and Rule 14(d)(9) promulgated thereunder) and 14(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the members of the Company Board violated Section 20(a) of the Exchange Act, by, among other things, allegedly misstating or omitting certain material information in the Schedule 14D-9 in connection with the tender offer. To date, neither the Company nor any member of the Company Board has been served with the complaint. The Company is not aware of any developments since the filing of the complaint on August 30, 2023.

Also on August 30, 2023, an alleged shareholder of the Company, Ephraim Wieder, filed a complaint in the United States District Court for the Southern District of New York, captioned Wieder v. Computer Task Group, Incorporated, et al., Case No. 1:23-cv-07732, against the Company and the members of the Company Board. In his complaint, Mr. Wieder alleged that the Company and members of the Company Board violated Sections 14(d) (and Rule 14(d)(9) promulgated thereunder) and 14(e) of the Exchange Act, and the members of the Company Board violated Section 20(a) of the Exchange Act, by, among other things, allegedly misstating or omitting certain material information in the Schedule 14D-9 in connection with the tender offer. To date, neither the Company nor any member of the Company Board has been served with the complaint. The Company is not aware of any developments since the filing of the complaint on August 30, 2023.

The plaintiffs in these actions generally seek, among other things, injunctive relief preventing the consummation of the Transactions unless and until the Company and the members of the Company Board file an amended Schedule 14D-9 that does not contain any alleged untrue statements of material fact or omit material information, rescissory damages or rescission in the event of consummation of the Transactions, declaratory relief, and certain fees and expenses.

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

Item 1A. Risk Factors

The Company documented our risk factors in Part I, Item 1A, "Risk Factors" of our Form 10-K for the period ended December 31, 2022. Other than the updates identified in Part II, Item 1A, "Risk Factors" of our Form 10-Q for the period ended June 30, 2023, there have been no material changes in our risk factors since the filing of that report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The Company’s Board of Directors has approved a total authorization for stock repurchases of $30.0 million.

The information below includes shares surrendered to the Company to satisfy tax withholding obligations associated with employee equity awards. The information for the fiscal third quarter of 2023 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased under the Plan or Program
July 1 - July 31	—	$—	—	$7,727,724
August 1 - August 31	—	$—	—	$7,727,724
September 1 - September 29	—	$—	—	$7,727,724
Total	—		—

** Excludes broker commissions

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)-(b) 2023 Annual Meeting

On November 6, 2023, the Board of Directors set February 12, 2024 as the date of the Company’s 2023 Annual Meeting of Shareholders and set December 29, 2023 as the record date for determining shareholders entitled to vote at the annual meeting. The annual meeting will be held on February 12, 2024 at 10:00 a.m. Eastern Time at the Company’s headquarters at 300 Corporate Parkway, Suite 214N, Amherst, New York.

In accordance with Rule 14a-5(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has determined that proposals to be considered for inclusion in the Company's proxy statement for the annual meeting pursuant to Rule 14a-8 of the Exchange Act must have been received at the Company’s principal executive offices not later than April 19, 2023. For all shareholder proposals or director nominations made outside of Rule 14a-8 of the Exchange Act, our Restated By-laws require shareholders to give the Company advance notice of any proposal or director nomination to be submitted at an annual meeting of shareholders. The Restated By-laws prescribe the information to be contained in any such notice. To be timely, a shareholder’s notice with respect to a proposal or director nomination made outside of Rule 14a-8 for the annual meeting must be given, either by personal delivery or by United States mail, postage prepaid, to and received by the Secretary of the Company no later than 5:30 p.m., Buffalo time, on November 16, 2023.

(c)

During the three months ended September 29, 2023, no director or officer of the Company adopted or terminated a
"Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of
Regulation S-K.

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

Date: November 8, 2023